Form 10-Q
period 2016-03-31
VIAD CORP
filed 2016-05-06
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

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

As of April 30, 2016, there were 20,251,313 shares of Common Stock ($1.50 par value) outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2016	2015
Assets
Current assets
Cash and cash equivalents	$41,335	$56,531
Accounts receivable, net of allowances for doubtful accounts of $1,532 and $1,593, respectively	100,529	93,800
Inventories	38,515	27,529
Other current assets	25,149	17,311
Total current assets	205,528	195,171
Property and equipment, net	243,381	189,239
Other investments and assets	38,404	37,631
Deferred income taxes	52,506	50,137
Goodwill	189,266	185,223
Other intangible assets, net	42,563	33,322
Total Assets	$771,648	$690,723
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$87,701	$65,497
Customer deposits	61,780	33,128
Accrued compensation	18,169	23,154
Other current liabilities	32,396	29,238
Current portion of debt and capital lease obligations	74,640	34,554
Total current liabilities	274,686	185,571
Long-term debt and capital lease obligations	88,057	92,849
Pension and postretirement benefits	29,471	29,629
Other deferred items and liabilities	44,349	47,336
Total liabilities	436,563	355,385
Commitments and contingencies
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	572,910	576,523
Retained deficit	(26,875)	(17,866)
Unearned employee benefits and other	113	109
Accumulated other comprehensive income (loss):
Unrealized gain on investments	345	346
Cumulative foreign currency translation adjustments	(15,215)	(23,257)
Unrecognized net actuarial loss and prior service credit, net	(11,192)	(11,265)
Common stock in treasury, at cost, 4,694,065 and 4,771,443 shares, respectively	(234,998)	(239,411)
Total Viad stockholders’ equity	322,490	322,581
Noncontrolling interest	12,595	12,757
Total stockholders’ equity	335,085	335,338
Total Liabilities and Stockholders’ Equity	$771,648	$690,723

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2016	2015
Revenue:
Exhibition and event services	$201,286	$213,252
Exhibits and environments	34,850	43,676
Travel and recreation services	5,226	7,468
Total revenue	241,362	264,396
Costs and expenses:
Costs of services	214,227	225,261
Costs of products sold	33,415	40,260
Corporate activities	1,911	2,810
Interest income	(56)	(63)
Interest expense	1,284	1,151
Restructuring charges	992	216
Total costs and expenses	251,773	269,635
Loss from continuing operations before income taxes	(10,411)	(5,239)
Income tax benefit	(3,452)	(3,267)
Loss from continuing operations	(6,959)	(1,972)
Loss from discontinued operations	(186)	(148)
Net loss	(7,145)	(2,120)
Net loss attributable to noncontrolling interest	162	64
Net loss attributable to Viad	$(6,983)	$(2,056)
Diluted loss per common share:
Continuing operations attributable to Viad common stockholders	$(0.34)	$(0.10)
Discontinued operations attributable to Viad common stockholders	(0.01)	—
Net loss attributable to Viad common stockholders	$(0.35)	$(0.10)
Weighted-average outstanding and potentially dilutive common shares	19,914	19,736
Basic loss per common share:
Continuing operations attributable to Viad common stockholders	$(0.34)	$(0.10)
Discontinued operations attributable to Viad common stockholders	(0.01)	—
Net loss attributable to Viad common stockholders	$(0.35)	$(0.10)
Weighted-average outstanding common shares	19,914	19,736
Dividends declared per common share	$0.10	$0.10
Amounts attributable to Viad common stockholders
Loss from continuing operations	$(6,797)	$(1,908)
Loss from discontinued operations	(186)	(148)
Net loss	$(6,983)	$(2,056)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net loss	$(7,145)	$(2,120)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax(1)	(1)	159
Unrealized foreign currency translation adjustments, net of tax(1)	8,042	(17,579)
Change in net actuarial gain, net of tax(1)	158	168
Change in prior service cost, net of tax(1)	(85)	(86)
Comprehensive income (loss)	969	(19,458)
Comprehensive loss attributable to noncontrolling interest	162	64
Comprehensive income (loss) attributable to Viad	$1,131	$(19,394)

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Cash flows from operating activities
Net loss	$(7,145)	$(2,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,370	8,708
Deferred income taxes	(1,380)	(955)
Loss from discontinued operations	186	148
Restructuring charges	992	216
Gains on dispositions of property and other assets	(150)	(37)
Share-based compensation expense	1,066	1,231
Excess tax benefit from share-based compensation arrangements	(28)	(283)
Other non-cash items, net	937	964
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(6,942)	(21,807)
Inventories	(9,807)	(3,150)
Accounts payable	21,366	20,067
Restructuring liabilities	(1,314)	(603)
Accrued compensation	(7,147)	(4,141)
Customer deposits	26,684	20,542
Income taxes payable	(2,080)	(281)
Other assets and liabilities, net	(6,569)	(235)
Net cash provided by operating activities	17,039	18,264
Cash flows from investing activities
Capital expenditures	(7,323)	(5,300)
Cash received (paid) for acquired businesses	(57,766)	279
Proceeds from dispositions of property and other assets	229	36
Net cash used in investing activities	(64,860)	(4,985)
Cash flows from financing activities
Proceeds from borrowings	50,000	20,000
Payments on debt and capital lease obligations	(15,029)	(23,279)
Dividends paid on common stock	(2,024)	(2,000)
Debt issuance costs	(339)	—
Common stock purchased for treasury	(651)	(4,702)
Excess tax benefit from share-based compensation arrangements	28	283
Proceeds from exercise of stock options	—	225
Net cash provided by (used in) financing activities	31,985	(9,473)
Effect of exchange rate changes on cash and cash equivalents	640	(2,943)
Net change in cash and cash equivalents	(15,196)	863
Cash and cash equivalents, beginning of year	56,531	56,990
Cash and cash equivalents, end of period	$41,335	$57,853
Supplemental disclosure of cash flow information
Cash paid for income taxes	$3,497	$2,203
Cash paid for interest	$1,089	$908
Property and equipment acquired under capital leases	$515	$—
Property and equipment purchases in accounts payable and accrued liabilities	$3,105	$223

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Viad’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 11, 2016.

The condensed consolidated financial statements include the accounts of Viad and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things, the fair value of Viad’s reporting units used to perform annual impairment testing of recorded goodwill, allowances for uncollectible accounts receivable, provisions for income taxes, including uncertain tax positions, valuation allowances related to deferred tax assets, liabilities for losses related to self-insured liability claims, liabilities for losses related to environmental remediation obligations, sublease income associated with restructuring liabilities, assumptions used to measure pension and postretirement benefit costs and obligations, assumptions used to determine share-based compensation costs under the fair value method, and allocation of purchase price of acquired businesses. Actual results could differ from these and other estimates.

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

Travel & Recreation Group

The Travel & Recreation Group offers guests distinctive and world renowned experiences in iconic natural and cultural destinations in North America through its collection of unique hotels, lodges, recreational attractions, and transportation services. The Travel & Recreation Group is composed of four lines of business: (i) Hospitality; (ii) Attractions; (iii) Package Tours; and (iv) Transportation. These four lines of business work together, driving economies of scope and meaningful scale in and around the iconic destinations of Banff, Jasper, and Waterton Lakes National Parks in Canada, and Glacier, Denali, and Kenai Fjords National Parks in the United States. The Travel & Recreation Group is composed of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”), and Alaskan Park Properties, Inc. (“Alaska Denali Travel”).

Impact of Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements:

Standard	Description	Date of adoption	Effect on the financial statements
Standards Not Yet Adopted

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

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

ASU 2016-08 improves the operability and understandability of the implementation guidance on principal versus agent considerations.

		January 1, 2018	The Company is currently evaluating the potential impact of the adoption of this new guidance on its financial position or results of operations, including the method of adoption to be used.
ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory

The amendment applies to inventory measures using first-in, first-out or average cost and will require entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business, minus the cost of completion, disposal and transportation. Replacement cost and net realizable value less a normal profit margin will no longer be considered.

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
ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting

The amendment identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. Early adoption is permitted.

		January 1, 2017	The Company is currently evaluating the potential impact of the adoption of this new guidance on its financial position or results of operations.

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

		January 1, 2016	The Company adopted this guidance prospectively to all awards granted after the effective date. The adoption of this guidance did not have a material impact on the consolidated financial statements.

ASU 2015-03, Interest - Imputation of Interest Simplifying the Presentation of Debt Issuance Costs

ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

The amendments require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For line-of-credit arrangements, an entity may defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.

January 1, 2016

The adoption of this guidance resulted in the reclassification of unamortized debt issuance costs of $1.6 million from other long-term assets to a reduction in long-term debt on the December 31, 2015 consolidated balance sheet.

ASU 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments

The amendment requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.

		January 1, 2016	The adoption of this guidance did not have a material impact on the consolidated financial statements.

Note 2. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended March 31,
(in thousands)	2016	2015
Restricted stock	$498	$594
Performance unit incentive plan (“PUP”)	535	612
Restricted stock units	33	25
Share-based compensation before income tax benefit	1,066	1,231
Income tax benefit	(398)	(462)
Share-based compensation, net of income tax benefit	$668	$769

Viad recorded $0.2 million of share-based compensation expense through restructuring expense for the three months ended March 31, 2016 and none for the three months ended March 31, 2015. The 2016 amount was related to PUP awards.

The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		PUP Awards		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2015	279,217	$25.65	231,165	$26.15	16,447	$25.69
Granted	73,800	$26.98	137,784	$26.34	5,500	$26.98
Vested	(70,675)	$26.92	(73,188)	$27.35	(5,965)	$27.18
Forfeited	(5,424)	$25.35	(6,556)	$25.85	—	$—
Balance at March 31, 2016	276,918	$25.69	289,205	$25.94	15,982	$25.58

Restricted Stock

As of March 31, 2016, the unamortized cost of all outstanding restricted stock awards was $4.1 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.9 years. During the three months ended March 31, 2016 and 2015, the Company repurchased 23,625 shares for $0.7 million and 32,806 shares for $0.9 million, respectively, related to tax withholding requirements on vested share-based awards. As of March 31, 2016, there were 890,954 total shares available for future grant in accordance with the provisions of the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”).

PUP Awards

In February 2016, the PUP Plan was amended to provide that PUP awards earned under the 2007 Plan may be payable in the form of cash or in shares of Viad common stock (or a combination of both). Previously, payouts could only be made in cash. The vesting of shares is based upon achievement of certain performance-based criteria. The performance period of the shares is for a three-year period.

During the three months ended March 31, 2016, Viad granted $3.6 million PUP awards of which $0.9 million are payable in shares. As of March 31, 2016 and December 31, 2015, Viad had recorded liabilities of $2.7 million and $2.4 million, respectively, related to PUP awards. In March 2016, the PUP awards granted in 2013 vested and cash payouts of $0.2 million were distributed. In March 2015, the PUP awards granted in 2012 vested and cash payouts of $2.4 million were distributed.

Restricted Stock Units

As of March 31, 2016 and December 31, 2015, Viad had aggregate liabilities recorded of $0.2 million and $0.3 million, respectively, related to restricted stock units. In February 2016, portions of the 2011, 2012, and 2013 restricted stock units vested and cash payouts of $0.2 million were distributed. Similarly, in February 2015, portions of the 2010, 2011, and 2012 restricted stock units vested and cash payouts of $0.3 million were distributed.

Stock Options

During the three months ended March 31, 2016, there was no stock option activity. As of both March 31, 2016 and December 31, 2015 there were 63,773 stock options outstanding and exercisable with a weighted-average exercise price of $16.62. As of March 31, 2016, there were no unrecognized costs related to non-vested stock option awards.

Note 3. Acquisition of Businesses

Maligne Lake Tours

On January 4, 2016, the Company acquired the assets and operations of Maligne Tours Ltd. (“Maligne Lake Tours”), which provides interpretive boat tours and related services at Maligne Lake, the largest lake in Jasper National Park. The purchase price was $20.9 million Canadian dollars (approximately $15.0 million U.S. dollars) in cash, subject to certain adjustments.

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the recent timing of the acquisition, the purchase price allocation is not yet finalized and is subject to change within the measurement period (up to one year from the acquisition date) as the assessment of property and equipment, intangible assets, and working capital is finalized.

(in thousands)
Purchase price paid as:
Cash		$14,962

Fair value of net assets acquired:
Inventories	$246
Prepaid expenses	2
Property and equipment	4,133
Intangible assets	9,244
Total assets acquired	13,625
Customer deposits	15
Total liabilities assumed	15
Total fair value of net assets acquired		13,610
Excess purchase price over fair value of net assets acquired (“goodwill”)		$1,352

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is included in the Travel & Recreation Group and the primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with the Company’s other businesses. Goodwill is expected to be deductible for tax purposes pursuant to Canadian tax regulations. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of Maligne Lake Tours were $0.1 million in 2016 and $0.2 million in 2015, and were included in corporate activities in Viad’s condensed consolidated statements of operations.

Identified intangible assets acquired in the Maligne Lake Tours acquisition totaled $9.2 million and consist of operating licenses, customer relationships, and trade names. The weighted-average amortization period related to the intangible assets is 26.7 years, largely attributable to operating licenses amortized over the remaining Parks Canada lease of 29 years.

The results of operations of Maligne Lake Tours have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During the three months ended March 31, 2016, revenue of $7,000 and an operating loss of $0.1 million, related to Maligne Lake Tours, were included in Viad’s condensed consolidated statements of operations.

CATC

On March 11, 2016, the Company acquired 100 percent of the equity interest in CIRI Alaska Tourism Corporation (“CATC”), the operator of an Alaskan tourism business that includes a marine sightseeing tour business, three lodges, and a package tour business. The purchase price was $45.0 million in cash, subject to certain adjustments.

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the recent timing of the acquisition, the purchase price allocation is not yet finalized and is subject to change within the measurement period (up to one year from the acquisition date) as the assessment of property and equipment, intangible assets, and working capital is finalized.

(in thousands)
Purchase price paid as:
Cash		$45,000
Estimated working capital adjustment		54
Cash acquired		(2,196)
Purchase price, net of cash acquired		42,858

Fair value of net assets acquired:
Accounts receivable	$8
Inventories	921
Prepaid expenses	82
Property and equipment	43,470
Intangible assets	980
Total assets acquired	45,461
Accounts payable	201
Accrued liabilities	450
Customer deposits	1,952
Total liabilities assumed	2,603
Total fair value of net assets acquired		42,858
Excess purchase price over fair value of net assets acquired (“goodwill”)		$—

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of CATC were $0.1 million in 2016 and $0.6 million in 2015 and were included in corporate activities in Viad’s condensed consolidated statements of operations.

Identified intangible assets acquired in the CATC acquisition totaled $1.0 million and consist of customer relationships and trade names. The weighted-average amortization period related to the intangible assets is 5.8 years.

The results of operations of CATC have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During the three months ended March 31, 2016, revenue of $45,000 and an operating loss of $0.6 million, related to CATC, were included in Viad’s condensed consolidated statements of operations.

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the above acquisitions had each been completed on January 1, 2015:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Revenue	$241,441	$264,528
Depreciation and amortization	$8,898	$9,314
Loss from continuing operations	$(8,352)	$(4,709)
Net loss attributable to Viad	$(8,376)	$(4,793)
Diluted loss per share	$(0.41)	$(0.24)
Basic loss per share	$(0.41)	$(0.24)

Note 4. Inventories

The components of inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2016	2015
Raw materials	$16,047	$14,383
Work in process	22,468	13,146
Inventories	$38,515	$27,529

Note 5. Other Current Assets

Other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2016	2015
Income tax receivable	$6,699	$4,643
Prepaid vendor payments	5,894	2,140
Prepaid insurance	1,985	2,024
Prepaid software maintenance	1,640	2,026
Prepaid rent	1,639	1,406
Prepaid taxes	1,142	1,261
Prepaid other	4,664	2,777
Other	1,486	1,034
Other current assets	$25,149	$17,311

Note 6. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2016	2015
Land and land interests	$29,525	$29,032
Buildings and leasehold improvements	189,251	135,381
Equipment and other	279,620	270,957
Gross property and equipment	498,396	435,370
Accumulated depreciation	(255,015)	(246,131)
Property and equipment, net	$243,381	$189,239

Depreciation expense was $6.7 million for both of the three months ended March 31, 2016 and 2015.

Note 7. Other Investments and Assets

Other investments and assets consisted of the following:

	March 31,	December 31,
(in thousands)	2016	2015 (1)
Cash surrender value of life insurance	$22,028	$21,970
Self-insured liability receivable	5,979	5,979
Workers’ compensation insurance security deposits	4,250	4,250
Other mutual funds	2,395	2,192
Other	3,752	3,240
Other investments and assets	$38,404	$37,631

(1)

In accordance with ASU 2015-03, unamortized debt issuance costs are reflected as a direct deduction from the carrying amount of the related debt. The Company adopted the new guidance retrospectively to all prior periods presented in the condensed consolidated financial statements. As a result, $1.6 million of unamortized debt issuance costs were reclassified from other investments and assets to a reduction of long-term debt on the December 31, 2015 condensed consolidated balance sheet.

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(in thousands)	Marketing & Events U.S. Segment	Marketing & Events International Segment	Travel & Recreation Group	Total
Balance at December 31, 2015	$112,300	$38,635	$34,288	$185,223
Business acquisitions	—	—	1,352	1,352
Foreign currency translation adjustments	—	211	2,480	2,691
Balance at March 31, 2016	$112,300	$38,846	$38,120	$189,266

Intangible assets consisted of the following:

	March 31, 2016			December 31, 2015
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$40,143	$(9,399)	$30,744	$38,342	$(7,814)	$30,528
Operating contracts and licenses	9,628	(309)	9,319	665	(272)	393
Other	4,883	(2,843)	2,040	3,736	(1,795)	1,941
Total amortized intangible assets	54,654	(12,551)	42,103	42,743	(9,881)	32,862
Unamortized intangible assets:
Business licenses	460	—	460	460	—	460
Total	$55,114	$(12,551)	$42,563	$43,203	$(9,881)	$33,322

Intangible asset amortization expense was $1.7 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively. The weighted-average amortization period of customer contracts and relationships, operating contracts and licenses, and other amortizable intangible assets is approximately 7.9 years, 27.7 years, and 2.5 years, respectively. The estimated future amortization expense related to amortized intangible assets held at March 31, 2016 is as follows:

(in thousands)
Year ending December 31,
Remainder of 2016	$5,443
2017	6,159
2018	5,174
2019	4,794
2020	4,240
Thereafter	16,293
Total	$42,103

Note 9. Other Current Liabilities

Other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2016	2015
Continuing operations:
Self-insured liability accrual	$5,835	$6,891
Accrued employee benefit costs	5,516	3,892
Accrued sales and use taxes	4,545	4,772
Accrued dividends	2,108	2,103
Current portion of pension liability	1,767	1,768
Accrued restructuring	1,630	1,757
Accrued rebates	1,162	752
Accrued professional fees	1,027	751
Deferred rent	965	548
Other taxes	4,256	1,465
Other	2,629	3,523
Total continuing operations	31,440	28,222
Discontinued operations:
Environmental remediation liabilities	302	295
Self-insured liability accrual	141	200
Other	513	521
Total discontinued operations	956	1,016
Total other current liabilities	$32,396	$29,238

Note 10. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2016	2015
Continuing operations:
Self-insured liability	$13,179	$13,662
Accrued compensation	6,018	7,612
Self-insured excess liability	5,979	5,979
Deferred rent	5,903	5,607
Foreign deferred tax liability	1,394	2,384
Accrued restructuring	566	519
Other	1,149	1,262
Total continuing operations	34,188	37,025
Discontinued operations:
Environmental remediation liabilities	4,092	4,177
Self-insured liability	3,915	3,986
Accrued income taxes	1,160	1,151
Other	994	997
Total discontinued operations	10,161	10,311
Total other deferred items and liabilities	$44,349	$47,336

Note 11. Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations consisted of the following:

	March 31,	December 31,
(in thousands)	2016	2015
Revolving credit facility and term loan 2.5% and 2.4% weighted-average interest rate at March 31, 2016 and December 31, 2015, respectively, due through 2019 (1)	$162,813	$127,500
Less unamortized debt issuance costs (2)	(1,788)	(1,572)
Total debt	161,025	125,928
Capital lease obligations, 6.1% and 6.1% weighted-average interest rate at March 31, 2016 and December 31, 2015, respectively, due through 2018	1,672	1,475
Total debt and capital lease obligations	162,697	127,403
Current portion	(74,640)	(34,554)
Long-term debt and capital lease obligations	$88,057	$92,849
(1)

Represents the weighted-average interest rate in effect at the respective periods for the revolving credit facility and term loan borrowings, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.

(2)

In accordance with ASU 2015-03, unamortized debt issuance costs are reflected as a direct deduction from the carrying amount of the related debt. The Company applied the new guidance retrospectively to all prior periods presented in the condensed consolidated financial statements. As a result, $1.6 million of unamortized debt issuance costs were reclassified from other investments and assets to a reduction in long-term debt on the December 31, 2015 condensed consolidated balance sheet.

Effective December 22, 2014, Viad entered into a $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a senior credit facility in the aggregate amount of $300 million, which consists of a $175 million revolving credit facility (the “Revolving Credit Facility”) and a $125 million term loan (the “Term Loan”). Loans under the Credit Agreement have a maturity date of December 22, 2019. Proceeds from the loans made under the Credit Agreement were used to refinance certain outstanding debt of the Company and will be used for the Company’s general corporate purposes in the ordinary course of its business. Under the Credit Agreement, the Revolving Credit Facility and/or the Term Loan may be increased up to an additional $100 million under certain circumstances. If such circumstances are met, the Company may obtain the additional borrowings under the Revolving Credit Facility, the Term Loan, or a combination of the two. The Revolving Credit Facility has a $40 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Viad’s lenders under the Credit Agreement have a first perfected security interest in all of the personal property of Viad, GES, and GES Event Intelligence Services, Inc., including 65 percent of the capital stock of top-tier foreign subsidiaries.

Effective February 24, 2016, Viad executed an amendment (the “Credit Agreement Amendment”) to the Credit Agreement. The Credit Agreement Amendment modified the terms of the financial covenants and the negative covenants related to acquisitions, restricted payments, and indebtedness. The overall maximum leverage ratio and minimum fixed charge coverage ratio are 3.50 to 1.00 and 1.75 to 1.00, respectively, and will remain at those levels for the entire remaining term of the Credit Agreement. Acquisitions in substantially the same or related lines of business are permitted under the Credit Agreement Amendment, as long as the pro forma leverage ratio is less than or equal to 3.00 to 1.00. Viad can make dividends, distributions, and repurchases of its common stock up to $20 million per calendar year. Stock dividends, distributions, and repurchases above the $20 million limit are not subject to a liquidity covenant, and are permitted as long as the Company’s pro forma leverage ratio is less than or equal to 2.50 to 1.00 and no default or unmatured default, as defined in the Credit Agreement, exists. Unsecured debt is allowed as long as the Company’s pro forma leverage ratio is less than or equal to 3.00 to 1.00. Significant other covenants under the Credit Agreement that remain unchanged by the Credit Agreement Amendment include limitations on investments, sales/leases of assets, consolidations or mergers, and liens on property. As of March 31, 2016, the fixed charge coverage ratio was 2.19 to 1.00, the leverage ratio was 2.00 to 1.00, and Viad was in compliance with all covenants under the Credit Agreement.

As of March 31, 2016, Viad’s total debt and capital lease obligations were $162.7 million, consisting of outstanding borrowings under the Term Loan of $107.8 million, under the Revolving Credit Facility of $55.0 million, and capital lease obligations of $1.7 million, offset in part by unamortized debt issuance costs of $1.8 million. As of March 31, 2016, Viad had $118.7 million of capacity remaining under its Credit Facility, reflecting borrowings of $55.0 million under the Revolving Credit Facility and $1.3 million in outstanding letters of credit.

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

As of March 31, 2016, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2016 would be $9.9 million. These guarantees relate to leased facilities and expire through March 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

The estimated fair value of total debt was $151.7 million and $113.9 million as of March 31, 2016 and December 31, 2015, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$2,118	$2,118	$—	$—
Other mutual funds	2,395	2,395	—	—
Total assets at fair value on a recurring basis	$4,513	$4,513	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$118	$118	$—	$—
Other mutual funds	2,192	2,192	—	—
Total assets at fair value on a recurring basis	$2,310	$2,310	$—	$—

As of March 31, 2016 and December 31, 2015, Viad had investments in money market mutual funds of $2.1 million and $0.1 million, respectively, which are included in the condensed consolidated balance sheets under the caption “Cash and cash equivalents.” These investments are classified as available-for-sale and were recorded at fair value. There have been no realized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of March 31, 2016 and December 31, 2015, Viad had investments in other mutual funds of $2.4 million and $2.2 million, respectively, which are included in the condensed consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of March 31, 2016 and December 31, 2015, there were unrealized gains of $0.6 million ($0.3 million after-tax), which were included in the condensed consolidated balance sheets under the caption “Accumulated other comprehensive income (loss)” (“AOCI”).

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 11 - Debt and Capital Lease Obligations.

Note 13. Stockholders’ Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the three months ended March 31, 2016 and 2015:

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2015	$322,581	$12,757	$335,338
Net loss	(6,983)	(162)	(7,145)
Dividends on common stock ($0.10 per share)	(2,024)	—	(2,024)
Common stock purchased for treasury	(651)	—	(651)
Employee benefit plans	1,449	—	1,449
Unrealized foreign currency translation adjustment	8,042	—	8,042
Tax benefits from share-based compensation	28	—	28
Other changes to AOCI	72	—	72
Other	(24)	—	(24)
Balance at March 31, 2016	$322,490	$12,595	$335,085

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2014	$335,387	$12,315	$347,702
Net income	(2,056)	(64)	(2,120)
Dividends on common stock ($0.10 per share)	(2,000)	—	(2,000)
Common stock purchased for treasury	(4,702)	—	(4,702)
Employee benefit plans	1,786	—	1,786
Unrealized foreign currency translation adjustment	(17,579)	—	(17,579)
Tax benefits from share-based compensation	283	—	283
Other changes to AOCI	241	—	241
Other	(97)	—	(97)
Balance at March 31, 2015	$311,263	$12,251	$323,514

Changes in AOCI by component are as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$346	$(23,257)	$(11,265)	$(34,176)
Other comprehensive income before reclassifications	11	8,042	—	8,053
Amounts reclassified from AOCI, net of tax	(12)	—	73	61
Net other comprehensive income (loss)	(1)	8,042	73	8,114
Balance at March 31, 2016	$345	$(15,215)	$(11,192)	$(26,062)

The following table presents information about reclassification adjustments out of AOCI:

	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
(in thousands)	2016	2015
Unrealized gains on investments	$(20)	$(27)	Interest income
Tax effect	8	10	Income taxes
	$(12)	$(17)

Recognized net actuarial loss(1)	$255	$75
Amortization of prior service credit(1)	(137)	(139)
Tax effect	(45)	(50)	Income taxes
	$73	$(114)

(1)	Amount included in pension expense. Refer to Note 16 - Pension and Postretirement Benefits.

Note 14. Loss Per Share

The components of basic and diluted loss per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Net loss attributable to Viad (diluted)	$(6,983)	$(2,056)
Less: Allocation to non-vested shares	—	—
Net loss allocated to Viad common stockholders (basic)	$(6,983)	$(2,056)
Basic weighted-average outstanding common shares	19,914	19,736
Additional dilutive shares related to share-based compensation	—	—
Diluted weighted-average outstanding shares	19,914	19,736
Loss per share:
Basic loss attributable to Viad common stockholders	$(0.35)	$(0.10)
Diluted loss attributable to Viad common stockholders(1)	$(0.35)	$(0.10)

(1)	Diluted loss per share amount cannot exceed basic income per share with a per share loss.

Options to purchase 15,000 shares of common stock were outstanding during the three months ended March 31, 2015, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.

Note 15. Income Taxes

The effective tax rates for the three months ended March 31, 2016 and 2015 were 33.2 percent and 62.4 percent, respectively.

The income tax provisions were computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected to be applicable for the full fiscal year, including the impact of any unusual or infrequent items. The effective tax rate for the three months ended March 31, 2016 was less than the federal statutory rate of 35.0 percent primarily due to foreign income taxed at lower rates. The effective tax rate for the three months ended March 31, 2015 was greater than the federal statutory rate primarily due to the recording of a non-cash tax benefit relating to certain foreign intangible deferred tax assets that was recorded during the quarter.

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

The Company also evaluates its ability to utilize its foreign tax credits, given its recent utilization history and projected future domestic income. As of December 31, 2015, $9.2 million of the $19.5 million in tax credit carryforwards were related to foreign tax credits, which are subject to a 10-year carryforward period and begin to expire in 2020.

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

Viad had liabilities associated with uncertain tax positions (including interest and penalties) for continuing operations of $0.3 million as of both March 31, 2016 and December 31, 2015. In addition, Viad had liabilities for uncertain tax positions (including interest and penalties) for discontinued operations of $1.1 million as of both March 31, 2016 and December 31, 2015. The total liability associated with uncertain tax positions for March 31, 2016 and December 31, 2015 was $1.4 million. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through either continuing or discontinued operations (net of tax, if applicable). The Company does not expect a material amount of uncertain tax positions to be resolved or settled within the next twelve months.

Note 16. Pension and Postretirement Benefits

The net periodic benefit cost of Viad’s pension and postretirement plans for the three months ended March 31, 2016 and 2015 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$10	$25	$36	$43	$119	$128
Interest cost	258	251	151	177	120	127
Expected return on plan assets	(93)	(111)	—	—	(137)	(149)
Amortization of prior service credit	—	—	(126)	(91)	—	—
Recognized net actuarial loss	115	125	94	139	1	2
Net periodic benefit cost	$290	$290	$155	$268	$103	$108

Viad expects to contribute $0.9 million to its funded pension plans, $0.8 million to its unfunded pension plans, and $1.1 million to its postretirement benefit plans in 2016. During the three months ended March 31, 2016, Viad contributed $0.2 million to its funded pension plans, $0.2 million to its unfunded pension plans, and $0.2 million to its postretirement benefit plans.

Note 17. Restructuring Charges

The Company commenced certain restructuring actions designed to reduce the Company’s cost structure primarily within the Marketing & Events U.S. Segment, and to a lesser extent, in the Marketing & Events International Segment. As a result, it has recorded restructuring charges related to the consolidation and downsizing of facilities. Additionally, the Company has recorded restructuring charges in connection with certain reorganization activities. These charges consist of severance and related benefits due to headcount reductions.

Changes to the restructuring liability by major restructuring activity are as follows:

	Marketing & Events Group Consolidation		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2015	$751	$1,291	$234	$2,276
Restructuring charges	499	9	484	992
Cash payments	(775)	(165)	(374)	(1,314)
Adjustment to liability	—	—	242	242
Balance at March 31, 2016	$475	$1,135	$586	$2,196

As of March 31, 2016, the liabilities related to severance and employee benefits are expected to be paid by the end of 2018. Additionally, the liability of $1.3 million related to future lease payments will be paid over the remaining lease terms for the Marketing & Events Group. Refer to Note 19 - Segment Information, for information regarding restructuring charges by segment.

Note 18. Litigation, Claims, Contingencies, and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against Viad. Although the amount of liability as of March 31, 2016 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position, or results of operations.

Viad is subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of March 31, 2016, Viad had recorded environmental remediation liabilities of $4.4 million related to previously sold operations.

As of March 31, 2016, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2016 would be $9.9 million. These guarantees relate to leased facilities expiring through March 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

A significant portion of Viad’s employees are unionized and the Company is a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If the Company was unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact the Company’s businesses and results of operations. Viad believes that relations with its employees are satisfactory and that collective-bargaining agreements expiring in 2016 will be renegotiated in the ordinary course of business without having a material adverse effect on Viad’s operations. The Company entered into showsite and warehouse agreements with the Chicago Teamsters Local 727, effective January 1, 2014, and those agreements contain provisions that allow the parties to re-open negotiation of the agreements on pension-related issues. The Company is in informal discussions regarding those issues with all relevant parties and is working diligently to resolve those issues in a manner that will be reasonable and equitable to employees, customers, and shareholders. Although the Company’s labor relations are currently stable, disruptions pending the outcome of the Chicago Teamsters Local 727 negotiations could occur, as they could with any collective-bargaining agreement negotiation, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of March 31, 2016, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Viad is self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $19.0 million as of March 31, 2016 which includes $12.5 million related to workers’ compensation liabilities and $6.5 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses of $4.1 million as of March 31, 2016, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $1.0 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.

In addition, as of March 31, 2016, Viad recorded insurance liabilities of $6.0 million related to continuing operations, which represents the amount for which Viad remains the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $2.5 million related to workers’ compensation liabilities and $3.5 million related to general/auto liability claims. The Company has recorded those amounts in other deferred items and liabilities in Viad’s condensed consolidated balance sheets with a corresponding receivable in other investments.

Note 19. Segment Information

Viad’s reportable segments consist of the Marketing & Events U.S. Segment, the Marketing & Events International Segment (together the “Marketing & Events Group”) and the Travel & Recreation Group.

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

Viad’s reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue:
Marketing & Events Group:
U.S. Segment	$183,737	$192,943
International Segment	54,081	65,236
Intersegment eliminations	(1,682)	(1,251)
Total Marketing & Events Group	236,136	256,928
Travel & Recreation Group	5,226	7,468
Total revenue	$241,362	$264,396
Segment operating income (loss):
Marketing & Events Group:
U.S. Segment	$862	$2,637
International Segment	(569)	1,047
Total Marketing & Events Group	293	3,684
Travel & Recreation Group	(6,573)	(4,809)
Segment operating loss	(6,280)	(1,125)
Corporate activities	(1,911)	(2,810)
Operating loss	(8,191)	(3,935)
Interest income	56	63
Interest expense	(1,284)	(1,151)
Restructuring (charges) recoveries:
Marketing & Events U.S. Segment	(293)	(88)
Marketing & Events International Segment	(215)	(138)
Travel & Recreation Group	(92)	6
Corporate	(392)	4
Loss from continuing operations before income taxes	$(10,411)	$(5,239)

Note 20. Discontinued Operations

For the three months ended March 31, 2016 and 2015, Viad recorded losses from discontinued operations of $0.2 million and $0.1 million, respectively, primarily due to legal fees related to previously sold operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Annual Report on Form 10-K of Viad Corp (“Viad” or the “Company”) for the year ended December 31, 2015 and the condensed consolidated financial statements and accompanying notes included in this Form 10-Q. The MD&A is intended to assist in providing an understanding of the Company’s financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Viad’s actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this quarterly report.

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

The U.S. Segment and the International Segment both provide a full suite of services for event organizers and exhibitors across four categories of live events: (i) Exhibitions; (ii) Congresses and Conferences; (iii) Corporate Events; and (iv) Consumer Events (collectively, “Live Events”).

Within each of the above four Live Events categories, the Marketing & Events Group delivers variations of four types of services to event organizers and exhibitors: (i) Core Services; (ii) Event Accommodations; (iii) Audio-Visual; and (iv) Registration and Data.

•

Core Services. GES provides official contracting services and products to event organizers and exhibitors during Live Events. Contracting services and products are provided primarily to Exhibitions and to a lesser degree to Congresses and Conferences, Corporate Events, and Consumer Events.

•

Event Accommodations. As the distributor of exclusive accommodation services for a Live Event, GES is responsible for researching and recommending local hotels, securing room blocks, marketing reserved room blocks to event attendees and exhibitors, managing attendee and exhibitor reservations, and addressing any accommodations concerns during the show.

•

Audio-Visual. GES offers a variety of audio-visual (“AV”) and digital services for Live Events and corporate brand marketers. GES combines the science of innovative digital solutions with the latest AV technology and superior service to create award-winning attendee engagements. Services provided include digital design and content, media production, content testing, equipment rental, staging, and creative services.

•	Registration and Data. GES provides event registration and data services and is Europe’s leading software-as-a-service event registration and data intelligence service provider.

Seasonality

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

The Travel & Recreation Group is comprised of four lines of business: (i) Hospitality; (ii) Attractions; (iii) Package Tours; and (iv) Transportation. These four lines of business work together, driving economies of scope and meaningful scale in and around the iconic destinations of Banff, Jasper and Waterton Lakes National Parks in Canada, and Glacier, Denali, and Kenai Fjords National Parks in the United States. The Travel & Recreation Group is composed of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”), and Alaskan Park Properties, Inc. (“Alaska Denali Travel”).

•

Brewster, a wholly-owned subsidiary of Viad, is a leading travel and tourism provider in the Canadian Rockies in Alberta and in other areas of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, Glacier Skywalk, Banff Lake Cruise, Maligne Lake Tours, inbound package tours, corporate event management services, sightseeing tours, airport services, charter motorcoach services, and hotel operations.

•

Glacier Park, an 80 percent owned subsidiary of Viad, is an owner and operator of seven lodging properties located in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada, with a leading share of rooms in that market.

•

Alaska Denali Travel, a wholly-owned subsidiary of Viad, is a travel and tourism provider and operator of five lodging properties located in Denali National Park and Preserve and Kenai Fjords National Park in Alaska.

The Travel & Recreation Group expanded its service offerings with the following 2016 acquisitions:

•

Maligne Lake Tours. In January 2016, the Company acquired the business of Maligne Tours Ltd. (“Maligne Lake Tours”), which provides interpretive boat tours and related services at Maligne Lake, the largest lake in Jasper National Park. Maligne Lake Tours has seven tour boats operating seasonally from May through October, a marina and day lodge that offers food and beverage and retail services, a historic chalet complex that is available for catered special events, and a historic boat house that offers canoes, kayaks, and rowboats for rental.

•

CATC. In March 2016, the Company acquired CIRI Alaska Tourism Corporation (“CATC”), the operator of an Alaskan tourism business that includes a marine sightseeing tour business, three lodges (the Talkeetna Alaskan Lodge, the Seward Windsong Lodge, and the Kenai Fjords Wilderness Lodge), and a package tour business. The operations of CATC, whose primary operating season runs from May through September, is being integrated with Alaska Denali Travel.

Refer to Note 3 – Acquisition of Businesses of the Notes to Condensed Consolidated Financial Statements for additional information.

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

A reconciliation of net loss attributable to Viad to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net loss attributable to Viad	$(6,983)	$(2,056)
Depreciation and amortization	8,370	8,708
Interest expense	1,284	1,151
Income tax benefit	(3,452)	(3,267)
Loss from discontinued operations	186	148
Noncontrolling interest	1	(16)
Adjusted EBITDA	$(594)	$4,668

The change in Adjusted EBITDA was primarily due to a larger segment operating loss at the Travel & Recreation Group and lower segment operating income at the Marketing & Events Group, offset in part by lower corporate costs. Refer to the Results of Operations section of this MD&A for a discussion of fluctuations.

Forward-Looking Non-GAAP Financial Measures

The Company has also provided Adjusted Segment EBITDA as a forward-looking Non-GAAP Measure within the Results of Operations section of this MD&A. The Company does not provide a reconciliation of this forward-looking Non-GAAP Measure to the most directly comparable GAAP financial measure because, due to variability and difficulty in making accurate forecasts and projections and/or certain information not being ascertainable or accessible, not all of the information necessary for quantitative reconciliation of this forward-looking Non-GAAP Measure to the most directly comparable GAAP financial measure is available to the Company without unreasonable efforts. Consequently, any attempt to disclose such reconciliation would imply a degree of precision that could be confusing or misleading to investors. It is probable that the forward-looking Non-GAAP Measure provided without the directly comparable GAAP financial measure may be materially different from the corresponding Non-GAAP Measure.

Results of Operations

Financial Highlights

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015	Percentage Change
Revenue	$241,362	$264,396	(8.7)%
Segment operating loss	$(6,280)	$(1,125)	**
Loss from continuing operations attributable to Viad common stockholders	$(6,797)	$(1,908)	**
Net loss attributable to Viad	$(6,983)	$(2,056)	**
Diluted loss per common share from continuing operations attributable to Viad common stockholders	$(0.34)	$(0.10)	**

** Change is greater than +/- 100 percent

•

Total revenue decreased $23.0 million or 8.7 percent, primarily due to negative show rotation of approximately $11 million, the timing of corporate client spending and short-term event bookings in the Marketing & Events Group, an unfavorable foreign exchange impact of $4.0 million, as well as the closure of the Banff Gondola for renovations in the Travel & Recreation Group, offset in part by base same-show revenue growth of 5.3 percent. Management defines base same-show revenue as revenue derived from shows that the Company produced out of the same city during the same quarter in each year.

•	Total segment operating loss increased $5.2 million primarily due to lower revenue, offset in part by a favorable foreign exchange impact of $0.5 million.
•	Loss from continuing operations attributable to Viad increased $4.9 million primarily due to increased segment operating loss, offset in part by lower corporate costs.
•	Net loss attributable to Viad increased $4.9 million primarily due to increased segment operating loss.

Foreign Exchange Rate Variances

Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany, and to a lesser extent, in certain other countries.

The following tables summarize the effects of foreign exchange rate variances on revenue and segment operating results (or “FX Impact”) from Viad’s significant international operations for the three months ended March 31, 2016 and 2015, excluding the effect of 2016 acquisitions:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2016	2015	(in thousands)	2016	2015	(in thousands)
Marketing & Events Group:
Canada (CAD)	$0.74	$0.80	$(1,236)	$0.78	$0.76	$5
United Kingdom (GBP)	$1.42	$1.52	(2,270)	$1.44	$1.56	148
Europe (Euro)	$1.10	$1.12	(83)	$1.10	$1.18	—
			(3,589)			153
Travel & Recreation Group
Canada (CAD)	$0.73	$0.80	(398)	$0.73	$0.80	361
			$(3,987)			$514

Viad’s first quarter 2016 revenue and segment operating results were primarily impacted by the weakening of the British pound and Canadian dollar relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating results are translated into U.S. dollars.

Analysis of Revenue and Operating Results by Reportable Segment

Marketing & Events Group

The following table provides a comparison of the Marketing & Events Group’s reported revenue and segment operating results to organic revenue and segment operating results for the three months ended March 31, 2016 and 2015 in order to better understand the underlying performance of the segment without the effects of acquisitions, if any, or FX Impact.

	Three Months Ended				Three Months Ended
	March 31, 2016				March 31, 2015			Change
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
Marketing & Events Group:
U.S. Segment	$183,737	$—	$—	$183,737	$192,943	$—	$192,943	(4.8)%	(4.8)%
International Segment	54,081	—	(3,589)	57,670	65,236	—	65,236	(17.1)%	(11.6)%
Intersegment eliminations	(1,682)	—	—	(1,682)	(1,251)	—	(1,251)	(34.5)%	(34.5)%
Total Marketing & Events Group	$236,136	$—	$(3,589)	$239,725	$256,928	$—	$256,928	(8.1)%	(6.7)%
Segment operating income (loss):
Marketing & Events Group:
U.S. Segment	$862	$—	$—	$862	$2,637	$—	$2,637	(67.3)%	(67.3)%
International Segment	(569)	—	153	(722)	1,047	—	1,047	**	**
Total Marketing & Events Group	$293	$—	$153	$140	$3,684	$—	$3,684	(92.0)%	(96.2)%

** Change is greater than +/- 100 percent

(1)

Organic revenue and segment operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and segment operating results, see the "Non-GAAP Measures" section of this MD&A.

U.S. Segment

U.S. Segment revenue decreased $9.2 million or 4.8 percent, primarily due to negative show rotation of approximately $7 million, the timing of corporate client spending, and short-term event bookings, offset in part by base same-show revenue growth of 5.3 percent. Base same-shows represented 57.2 percent of the U.S. Segment revenue.

U.S. Segment operating income decreased $1.8 million or 67.3 percent, primarily due to lower revenue.

International Segment

International Segment revenue decreased $11.2 million or 17.1 percent, primarily due to negative show rotation of approximately $4 million, an unfavorable FX Impact of $3.6 million, and certain non-recurring business. Organic revenue decreased $7.6 million or 11.6 percent.

International Segment operating income decreased $1.6 million, primarily due to lower revenue, offset in part by a favorable FX Impact of $0.2 million. Organic operating income decreased $1.8 million.

2016 Outlook

Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.

For the 2016 full year, management expects the Marketing & Events Group’s revenue to be up high-single digits from 2015 driven by positive show rotation of approximately $50 million, new business wins, and continued same-show growth, partially offset by an unfavorable FX Impact. Management anticipates an unfavorable FX Impact on the Marketing & Events Group’s 2016 full year revenue and segment operating income of approximately $16 million and $1 million, respectively. Management expects full year U.S. base same-show revenue to increase at a mid-single digit rate.

Management is executing a strategic growth plan to position the Marketing & Events Group as the preferred, global full-service provider of live events, with further reach to exhibitions, congresses and conferences, corporate events, and consumer events. In support of this strategy, the Company continues to pursue opportunities to acquire businesses with proven products and services that complement, enhance, or expand the current business or offer growth opportunities to create the most comprehensive suite of services for the Live Events industry.

Additionally, management remains focused on improving the profitability of the U.S. Segment through continued efforts to more effectively manage labor costs by driving productivity gains through rigorous and strategic pre-show planning that reduces the ratio of labor costs to revenue. Improving this metric is a top priority of management and the Company continues to develop and enhance tools to support and systematize show site labor planning, measurement, and benchmarking.

Travel & Recreation Group

The following table provides a comparison of the Travel & Recreation Group’s reported revenue and segment operating results to organic revenue and segment operating results for the three months ended March 31, 2016 and 2015 in order to better understand the underlying performance of the segment without the effects of acquisitions, if any, or FX Impact.

	Three Months Ended				Three Months Ended
	March 31, 2016				March 31, 2015			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Travel & Recreation Group:
Hospitality	$2,850	$13	$(179)	$3,016	$2,870	$—	$2,870	(0.7)%	5.1%
Attractions	53	39	(1)	15	1,857	—	1,857	(97.1)%	(99.2)%
Package Tours	539	—	(51)	590	773	—	773	(30.3)%	(23.7)%
Transportation	1,942	—	(181)	2,123	2,112	—	2,112	(8.0)%	0.5%
Intra-Segment Eliminations & Other	(158)	—	14	(172)	(144)	—	(144)	(9.7)%	(19.4)%
Total Travel & Recreation Group	$5,226	$52	$(398)	$5,572	$7,468	$—	$7,468	(30.0)%	(25.4)%

Segment operating loss:
Total Travel & Recreation Group	$(6,573)	$(784)	$361	$(6,150)	$(4,809)	$—	$(4,809)	(36.7)%	(27.9)%

(1)	Acquisitions include Maligne Lake Tours (acquired January 2016) and CATC (acquired March 2016).
(2)

Organic revenue and segment operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and segment operating results, see the “Non-GAAP Measures” section of this MD&A.

Travel & Recreation Group revenue decreased $2.2 million or 30.0 percent, primarily due to the closure of the Banff Gondola for renovations and an unfavorable FX Impact of $0.4 million. Organic revenue decreased $1.9 million or 25.4 percent.

Travel & Recreation Group operating income decreased $1.8 million or 36.7 percent, primarily due to lower organic revenue and an operating loss of $0.8 million from the acquisitions of Maligne Lake Tours and CATC which were seasonally closed during most of the first quarter of 2016, offset in part by a favorable FX Impact of $0.4 million. Organic operating income decreased $1.3 million or 27.9 percent.

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

The following table provides Travel & Recreation Group same-store key performance indicators for the three months ended March 31, 2016 and 2015. The same-store metrics below indicate the performance of all Travel & Recreation Group properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Travel & Recreation Group properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. Management believes that this same-store constant currency basis provides better comparability between reporting periods.

	Three Months Ended
	March 31,
	2016	2015	% Change
Same-Store Key Performance Indicators (1)
Hospitality:
Room nights available	40,131	39,690	1.1%
RevPAR	$43	$40	7.5%
ADR	$81	$79	2.5%
Occupancy	53.1%	50.1%	3.0%
Attractions:
Passengers	—	47,775	(100.0)%
Revenue per passenger	$—	$36	(100.0)%

(1) The Same-Store Key Performance Indicators exclude CATC (acquired in March 2016), as it was not included in the entirety of both periods presented.

Hospitality. The Travel & Recreation Group owns three year-round lodging properties that have room nights available during the first quarter: the Banff International Hotel; the Mount Royal Hotel; and the Grouse Mountain Lodge. All other lodging properties were seasonally closed during the first quarter. Room nights available increased in 2016 primarily due to an additional day during the first quarter of 2016 due to the leap year. RevPAR increased in 2016 primarily driven by increased occupancy at all three properties in addition to a higher ADR.

Attractions. The Travel & Recreation Group historically operates one year-round attraction during the first quarter, the Banff Gondola. However, the Banff Gondola was closed during the first quarter of 2016 for renovations. All other same-store attractions were seasonally closed during the first quarter.

During 2015, the Travel & Recreation Group derived approximately 73 percent of revenue and 89 percent of segment operating income from its Canadian operations, which are largely dependent on foreign customer visitation. Accordingly, the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations. Additionally, the Travel & Recreation Group is affected by consumer discretionary spending on tourism activities.

2016 Outlook

Management expects the Travel & Recreation Group’s revenue to increase 20 percent to 25 percent from 2015, primarily due to the January 2016 acquisition of Maligne Lake Tours and the March 2016 acquisition of CATC, which are expected to provide $30 million to $32 million in revenue and Adjusted Segment EBITDA of approximately $9 million to $11 million. Brewster’s package tours and transportation lines of business are expected to negatively impact revenue by approximately $7 million to $9 million as management streamlines those operations to focus on higher return opportunities. Management anticipates an unfavorable FX Impact on the Travel & Recreation Group’s 2016 full year revenue and segment operating income of approximately $3 million and $0.5 million, respectively. Renovation closures at the Banff Gondola are expected to decrease revenue by approximately $1 million.

Corporate Activities

	Three Months Ended March 31,
(in thousands)	2016	2015	Percentage Change 2016 vs. 2015
Corporate activities	$1,911	$2,810	(32.0)%

Corporate activities expense decreased $0.9 million during the three months ended March 31, 2016 as compared to the corresponding period in 2015. This decrease was primarily due to 2015 costs related to a shareholder nomination and settlement agreement and higher consulting and other transaction-related costs associated with acquisitions in 2015.

Income Taxes

The effective tax rate for the first quarter of 2016 was 33.2 percent, as compared to 62.4 percent for the first quarter of 2015. The first quarter of 2015 included a $1.6 million non-cash tax benefit related to deferred taxes associated with certain foreign intangible assets.

Liquidity and Capital Resources

Cash and cash equivalents were $41.3 million as of March 31, 2016, as compared to $56.5 million as of December 31, 2015. During the first quarter of 2016, the Company generated net cash flow from operating activities of $17.0 million primarily from changes in working capital. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of March 31, 2016, the Company had approximately $26.2 million of its cash and cash equivalents held outside of the United States, consisting of $11.6 million in Canada, $6.9 million in the Netherlands, $5.4 million in the United Kingdom, $1.4 million in Germany, and $0.9 million in the United Arab Emirates. There are certain earnings related to the Company’s Canadian and the Netherlands operations that have historically been deemed permanently reinvested. As of March 31, 2016, the incremental tax associated with these earnings if the cash balances were repatriated to the United States would approximate $0.7 million.

Cash Flows

Operating Activities

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net loss	$(7,145)	$(2,120)
Depreciation and amortization	8,370	8,708
Deferred income taxes	(1,380)	(955)
Loss from discontinued operations	186	148
Other non-cash items	2,817	2,091
Changes in assets and liabilities	14,191	10,392
Net cash provided by operating activities	$17,039	$18,264

Net cash provided by operating activities decreased $1.2 million primarily due to a higher net loss, offset in part by changes in working capital.

Investing Activities

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Capital expenditures	$(7,323)	$(5,300)
Cash received (paid) for acquired businesses	(57,766)	279
Proceeds from dispositions of property and other assets	229	36
Net cash used in investing activities	$(64,860)	$(4,985)

Net cash used in investing activities increased $59.9 million, primarily due to cash payments, net of cash acquired, of $57.8 million for the 2016 acquisitions of Maligne Lake Tours and CATC and an increase in capital expenditures primarily due to the Banff Gondola renovations.

Financing Activities

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Proceeds from borrowings	$50,000	$20,000
Payments on debt and capital lease obligations	(15,029)	(23,279)
Dividends paid on common stock	(2,024)	(2,000)
Debt issuance costs	(339)	—
Common stock purchased for treasury	(651)	(4,702)
Other	28	508
Net cash provided by (used in) financing activities	$31,985	$(9,473)

The change in net cash used in financing activities was primarily due to an increase in net borrowings of $38.2 million related to the CATC acquisition completed in 2016 and a decrease in cash used for common stock repurchases of $4.1 million.

Debt and Capital Lease Obligations

Refer to Note 11 – Debt and Capital Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion.

Share Repurchases

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. During the three months ended March 31, 2015, the Company repurchased 141,462 shares on the open market for $3.8 million. No repurchases were made during the first quarter of 2016. As of March 31, 2016, 440,540 shares remained available for repurchase. The authorization of the Board of Directors does not have an expiration date. In addition, during the three months ended March 31, 2016 and 2015, the Company repurchased 23,625 shares and 32,806 shares for $0.7 million and $0.9 million, respectively, related to tax withholding requirements on vested share-based awards.

Critical Accounting Policies and Estimates

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7) of Viad’s Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of critical accounting policies and estimates.

Impact of Recent Accounting Pronouncements

Refer to Note 1 - Basis of Presentation and Principles of Consolidation of the Notes to Condensed Consolidated Financial Statements for further information.

Forward-Looking Statements

As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions, and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new or renewal business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates, and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, capital allocations, adverse developments in liabilities associated with discontinued operations, and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace, and other factors, including terrorist activities or war, a pandemic health crisis, and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward looking statements are discussed in the “Risk Factors” section in Viad’s 2015 Annual Report.

Information about Viad obtained from sources other than the Company may be out-of-date or incorrect. Please rely only on Company press releases, SEC filings, and other information provided by the Company, keeping in mind that forward-looking statements speak only as of the date made. Viad undertakes no obligation to update any forward-looking statements, including prior forward-looking statements, to reflect events or circumstances arising after the date as of which the forward-looking statements were made.

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

Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany, and to a lesser extent, in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s condensed consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its condensed consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation losses recorded in stockholders’ equity of $15.2 million and $23.3 million as of March 31, 2016 and December 31, 2015, respectively. During the three months ended March 31, 2016 and 2015, unrealized foreign currency translation gains of $8.0 million and unrealized foreign currency translation losses of $17.6 million, respectively, were recorded in other comprehensive income.

For purposes of consolidation, revenue, expenses, gains, and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating results of its foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign revenue and segment operating results.

The following table summarizes the FX Impact on revenue and segment operating results from Viad’s significant international operations for the three months ended March 31, 2016 and 2015, excluding the effect of 2016 acquisitions:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2016	2015	(in thousands)	2016	2015	(in thousands)
Marketing & Events Group:
Canada (CAD)	$0.74	$0.80	$(1,236)	$0.78	$0.76	$5
United Kingdom (GBP)	$1.42	$1.52	(2,270)	$1.44	$1.56	148
Europe (Euro)	$1.10	$1.12	(83)	$1.10	$1.18	—
			(3,589)			153
Travel & Recreation Group
Canada (CAD)	$0.73	$0.80	(398)	$0.73	$0.80	361
			$(3,987)			$514

Viad’s revenue and segment operating results were primarily impacted by the weakening of the British pound and Canadian dollar relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating results are translated into U.S. dollars.

Viad is exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of March 31, 2016, Viad did not have any foreign currency forward contracts outstanding.

Viad is exposed to short-term and long-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of March 31, 2016, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 18 - Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 for this Form 10-Q) for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

In addition to other information set forth in this Form 10-Q, careful consideration should be given to the Risk Factors (Part I, Item 1A) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7) in Viad’s Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Company’s business, financial condition, and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of Viad’s common stock that were repurchased during the first quarter of 2016 by Viad pursuant to publicly announced plans or programs, as well as from employees, former employees, and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	—	—	—	440,540
February 1, 2016 - February 29, 2016	23,625	27.56	—	440,540
March 1, 2016 - March 31, 2016	—	—	—	440,540
Total	23,625	27.56	—	440,540

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. No shares were repurchased on the open market during the three months ended March 31, 2016. As of March 31, 2016, 440,540 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date.

Effective February 24, 2016, Viad executed an amendment (the “Credit Agreement Amendment”) to its $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The terms of the Credit Agreement Amendment allow Viad to make dividends, distributions, and repurchases with respect to the Company’s common stock in an amount of up to $20 million per calendar year, but restrict Viad from making any further stock dividends, distributions, or repurchases above such an amount unless the Company’s leverage ratio is less than or equal to 2.50 to 1.00 and no default or unmatured default, as defined in the Credit Agreement, exists. For additional information on the Credit Agreement and the Credit Agreement Amendment, refer to Note 11 – Debt and Capital Lease Obligations of the Notes to Condensed Consolidated Financial Statements.

Item 6. Exhibits

Exhibit #	Exhibit Description

10.A

Copy of Amendment to the Viad Corp Performance Unit Incentive Plan, as amended February 27, 2013 pursuant to the 2007 Viad Corp Omnibus Incentive Plan, effective as of February 24, 2016, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed March 1, 2016, is hereby incorporated by reference.

10.B

Copy of form of Performance Unit Agreement, effective as of February 24, 2016, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed March 1, 2016, is hereby incorporated by reference.

10.C

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

VIAD CORP
(Registrant)

May 6, 2016	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer
(Chief Accounting Officer and Authorized Officer)