Form 10-Q
period 2016-06-30
VIAD CORP
filed 2016-08-05
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 29, 2016, there were 20,285,032 shares of Common Stock ($1.50 par value) outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2016	2015
Assets
Current assets
Cash and cash equivalents	$31,239	$56,531
Accounts receivable, net of allowances for doubtful accounts of $1,625 and $1,593, respectively	122,254	93,800
Inventories	38,952	27,529
Other current assets	27,417	17,311
Total current assets	219,862	195,171
Property and equipment, net	249,011	189,239
Other investments and assets	37,297	37,631
Deferred income taxes	46,782	50,137
Goodwill	187,475	185,223
Other intangible assets, net	40,237	33,322
Total Assets	$780,664	$690,723
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$92,500	$65,497
Customer deposits	77,884	33,128
Accrued compensation	23,438	23,154
Other current liabilities	31,771	29,238
Current portion of debt and capital lease obligations	47,605	34,554
Total current liabilities	273,198	185,571
Long-term debt and capital lease obligations	83,420	92,849
Pension and postretirement benefits	29,369	29,629
Other deferred items and liabilities	43,897	47,336
Total liabilities	429,884	355,385
Commitments and contingencies
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	572,902	576,523
Retained deficit	(9,390)	(17,866)
Unearned employee benefits and other	120	109
Accumulated other comprehensive income (loss):
Unrealized gain on investments	366	346
Cumulative foreign currency translation adjustments	(18,685)	(23,257)
Unrecognized net actuarial loss and prior service credit, net	(11,180)	(11,265)
Common stock in treasury, at cost, 4,664,712 and 4,771,443 shares, respectively	(233,285)	(239,411)
Total Viad stockholders’ equity	338,250	322,581
Noncontrolling interest	12,530	12,757
Total stockholders’ equity	350,780	335,338
Total Liabilities and Stockholders’ Equity	$780,664	$690,723

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue:
Exhibition and event services	$240,028	$237,614	$441,314	$450,866
Exhibits and environments	44,236	48,955	79,086	92,631
Travel and recreation services	40,483	30,466	45,709	37,934
Total revenue	324,747	317,035	566,109	581,431
Costs and expenses:
Costs of services	250,041	236,868	464,268	462,129
Costs of products sold	40,692	43,881	74,107	84,141
Corporate activities	2,707	1,983	4,618	4,793
Interest income	(38)	(443)	(94)	(506)
Interest expense	1,336	1,103	2,620	2,254
Restructuring charges	975	1,069	1,967	1,285
Total costs and expenses	295,713	284,461	547,486	554,096
Income from continuing operations before income taxes	29,034	32,574	18,623	27,335
Income tax expense	9,226	10,372	5,774	7,105
Income from continuing operations	19,808	22,202	12,849	20,230
Income (loss) from discontinued operations	(364)	78	(550)	(70)
Net income	19,444	22,280	12,299	20,160
Net loss attributable to noncontrolling interest	65	109	227	173
Net income attributable to Viad	$19,509	$22,389	$12,526	$20,333
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.98	$1.11	$0.65	$1.02
Discontinued operations attributable to Viad common stockholders	(0.02)	0.01	(0.03)	(0.01)
Net income attributable to Viad common stockholders	$0.96	$1.12	$0.62	$1.01
Weighted-average outstanding and potentially dilutive common shares	20,153	19,918	20,124	19,933
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.98	$1.11	$0.65	$1.02
Discontinued operations attributable to Viad common stockholders	(0.02)	0.01	(0.03)	(0.01)
Net income attributable to Viad common stockholders	$0.96	$1.12	$0.62	$1.01
Weighted-average outstanding common shares	19,983	19,778	19,949	19,757
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20
Amounts attributable to Viad common stockholders
Income from continuing operations	$19,873	$22,311	$13,076	$20,403
Income (loss) from discontinued operations	(364)	78	(550)	(70)
Net income	$19,509	$22,389	$12,526	$20,333

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net income	$19,444	$22,280	$12,299	$20,160
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax(1)	21	(26)	20	133
Unrealized foreign currency translation adjustments, net of tax(1)	(3,470)	5,953	4,572	(11,626)
Change in net actuarial gain, net of tax(1)	83	168	241	336
Change in prior service cost, net of tax(1)	(71)	(85)	(156)	(171)
Comprehensive income	16,007	28,290	16,976	8,832
Comprehensive loss attributable to noncontrolling interest	65	109	227	173
Comprehensive income attributable to Viad	$16,072	$28,399	$17,203	$9,005

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net income	$12,299	$20,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,557	17,870
Deferred income taxes	(3,318)	(1,147)
Loss from discontinued operations	550	70
Restructuring charges	1,967	1,285
Gains on dispositions of property and other assets	(185)	(222)
Share-based compensation expense	2,499	2,106
Excess tax benefit from share-based compensation arrangements	(39)	(232)
Other non-cash items, net	1,591	3,493
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(29,915)	(43,036)
Inventories	(11,035)	1,896
Accounts payable	24,661	22,860
Restructuring liabilities	(1,832)	(1,669)
Accrued compensation	(3,465)	(1,128)
Customer deposits	43,656	9,166
Income taxes payable	(1,591)	1,905
Other assets and liabilities, net	(22)	4,643
Net cash provided by operating activities	54,378	38,020
Cash flows from investing activities
Capital expenditures	(20,597)	(13,150)
Cash paid for acquired businesses	(57,766)	(123)
Proceeds from dispositions of property and other assets	1,008	751
Net cash used in investing activities	(77,355)	(12,522)
Cash flows from financing activities
Proceeds from borrowings	55,000	30,000
Payments on debt and capital lease obligations	(52,054)	(38,100)
Dividends paid on common stock	(4,050)	(4,008)
Debt issuance costs	(352)	—
Common stock purchased for treasury	(651)	(5,969)
Excess tax benefit from share-based compensation arrangements	39	232
Proceeds from exercise of stock options	—	2,135
Net cash used in financing activities	(2,068)	(15,710)
Effect of exchange rate changes on cash and cash equivalents	(247)	(1,921)
Net change in cash and cash equivalents	(25,292)	7,867
Cash and cash equivalents, beginning of year	56,531	56,990
Cash and cash equivalents, end of period	$31,239	$64,857
Supplemental disclosure of cash flow information
Cash paid for income taxes	$5,794	$2,792
Cash paid for interest	$2,374	$1,659
Property and equipment acquired under capital leases	$691	$370
Property and equipment purchases in accounts payable and accrued liabilities	$2,655	$338

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

Subsequent to the issuance of ASU 2014-09, the FASB issued several amendments in 2016 to the original standard including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. These amendments do not change the core principle of the guidance stated in ASU 2014-09. Rather, they are intended to clarify and improve understanding of certain topics included within the revenue standard

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

		January 1, 2017	The Company is currently evaluating the potential impact of the adoption of this new guidance on its financial position or results of operations.

Standard	Description	Date of adoption	Effect on the financial statements
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

		January 1, 2016	The adoption of this guidance did not have a material impact on the consolidated financial statements.

Note 2. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Restricted stock	$576	$506	$1,074	$1,100
Performance unit incentive plan (“PUP”)	816	376	1,351	988
Restricted stock units	41	(7)	74	18
Share-based compensation before income tax benefit	1,433	875	2,499	2,106
Income tax benefit	(540)	(325)	(938)	(792)
Share-based compensation, net of income tax benefit	$893	$550	$1,561	$1,314

Viad recorded zero and $0.2 million of share-based compensation expense through restructuring expense for the three and six months ended June 30, 2016, respectively, and $56,000 and $0.1 million for the three and six months ended June 30, 2015, respectively.

The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		PUP Awards		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2015	279,217	$25.65	231,165	$26.15	16,447	$25.69
Granted	74,300	$27.01	104,084	$26.88	5,500	$26.98
Vested	(71,005)	$26.89	(73,188)	$27.35	(5,965)	$27.18
Forfeited	(7,054)	$24.80	(6,556)	$25.84	—	$—
Balance at June 30, 2016	275,458	$25.72	255,505	$26.11	15,982	$25.58

Restricted Stock

As of June 30, 2016, the unamortized cost of all outstanding restricted stock awards was $3.5 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.6 years. During the six months ended June 30, 2016 and 2015, the Company repurchased 23,625 shares for $0.7 million and 34,184 shares for $0.9 million, respectively, related to tax withholding requirements on vested share-based awards. As of June 30, 2016, there were 892,084 total shares available for future grant in accordance with the provisions of the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”).

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

During the six months ended June 30, 2016, Viad granted $2.7 million PUP awards of which $0.9 million are payable in shares. As of June 30, 2016 and December 31, 2015, Viad had recorded liabilities of $3.5 million and $2.4 million, respectively, related to PUP awards. In March 2016, the PUP awards granted in 2013 vested and cash payouts of $0.2 million were distributed. In March 2015, the PUP awards granted in 2012 vested and cash payouts of $2.4 million were distributed.

Restricted Stock Units

As of June 30, 2016 and December 31, 2015, Viad had aggregate liabilities recorded of $0.2 million and $0.3 million, respectively, related to restricted stock units. In February 2016, portions of the 2011, 2012, and 2013 restricted stock units vested and cash payouts of $0.2 million were distributed. Similarly, in February 2015, portions of the 2010, 2011, and 2012 restricted stock units vested and cash payouts of $0.3 million were distributed.

Stock Options

During the three and six months ended June 30, 2016, there was no stock option activity. As of both June 30, 2016 and December 31, 2015 there were 63,773 stock options outstanding and exercisable with a weighted-average exercise price of $16.62. As of June 30, 2016, there were no unrecognized costs related to non-vested stock option awards.

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

The following table summarizes the allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date. The purchase price allocation remains open and may be adjusted as a result of the finalization of the Company’s purchase price allocation procedures related to the assessment of property and equipment and intangible assets.

(in thousands)
Purchase price paid as:
Cash		$14,962

Fair value of net assets acquired:
Inventories	$246
Prepaid expenses	2
Property and equipment	4,133
Intangible assets	9,244
Total assets acquired	13,625
Customer deposits	15
Total liabilities assumed	15
Total fair value of net assets acquired		13,610
Excess purchase price over fair value of net assets acquired (“goodwill”)		$1,352

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is included in the Travel & Recreation Group and the primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with the Company’s other businesses. Goodwill is expected to be deductible for tax purposes pursuant to Canadian tax regulations. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of Maligne Lake Tours were $0.1 million in 2016 and $0.2 million in 2015, and are included in corporate activities in Viad’s condensed consolidated statements of operations.

Identified intangible assets acquired in the Maligne Lake Tours acquisition totaled $9.2 million and consist of operating licenses, customer relationships, and trade names. The weighted-average amortization period related to the intangible assets is 26.7 years, largely attributable to operating licenses amortized over the remaining Parks Canada lease of 29 years.

The results of operations of Maligne Lake Tours have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During the three months ended June 30, 2016, revenue and operating income related to Maligne Lake Tours were $1.6 million and $0.1 million, respectively. During the six months ended June 30, 2016, revenue and operating losses related to Maligne Lake Tours were $1.6 million and $44,000, respectively.

CATC

On March 11, 2016, the Company acquired 100 percent of the equity interest in CIRI Alaska Tourism Corporation (“CATC”), the operator of an Alaskan tourism business that includes a marine sightseeing tour business, three lodges, and a package tour business. The purchase price was $45.0 million in cash, subject to certain adjustments.

The following table summarizes the updated allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date. During the three months ended June 30, 2016, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of approximately $89,000 from working capital receivable, $0.1 million to accounts payable, and $16,000 from accrued liabilities. All other balances in the following table remain unchanged. The purchase price allocation remains open and may be adjusted as a result of the finalization of the Company’s purchase price allocation procedures related to the assessment of property and equipment and intangible assets.

(in thousands)
Purchase price paid as:
Cash		$45,000
Working capital receivable		(35)
Cash acquired		(2,196)
Purchase price, net of cash acquired		42,769

Fair value of net assets acquired:
Accounts receivable	$8
Inventories	921
Prepaid expenses	82
Property and equipment	43,470
Intangible assets	980
Total assets acquired	45,461
Accounts payable	306
Accrued liabilities	434
Customer deposits	1,952
Total liabilities assumed	2,692
Total fair value of net assets acquired		42,769
Excess purchase price over fair value of net assets acquired (“goodwill”)		$—

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of CATC were $0.2 million in 2016 and $0.6 million in 2015 and are included in corporate activities in Viad’s condensed consolidated statements of operations.

Identified intangible assets acquired in the CATC acquisition totaled $1.0 million and consist of customer relationships and trade names. The weighted-average amortization period related to the intangible assets is 5.8 years.

The results of operations of CATC have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During the three months ended June 30, 2016, revenue and operating income related to CATC were $9.3 million and $1.5 million, respectively. During the six months ended June 30, 2016, revenue and operating income related to CATC were $9.3 million and $0.8 million, respectively.

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the above acquisitions had each been completed on January 1, 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue	$324,747	$326,988	$566,188	$591,516
Depreciation and amortization	$10,187	$10,811	$18,756	$19,961
Income from continuing operations	$19,870	$22,677	$11,741	$18,008
Net income attributable to Viad	$19,571	$22,864	$11,418	$18,111
Diluted income per share (1)	$0.97	$1.14	$0.56	$0.90
Basic income per share	$0.97	$1.14	$0.56	$0.90
(1)	Diluted income per share amount cannot exceed basic income per share.

Note 4. Inventories

The components of inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2016	2015
Raw materials	$17,989	$14,383
Work in process	20,963	13,146
Inventories	$38,952	$27,529

Note 5. Other Current Assets

Other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2016	2015
Prepaid vendor payments	$7,930	$2,140
Income tax receivable	4,954	4,643
Prepaid software maintenance	3,546	2,026
Prepaid taxes	1,682	1,261
Prepaid rent	1,526	1,406
Prepaid insurance	1,275	2,024
Prepaid other	4,653	2,777
Other	1,851	1,034
Other current assets	$27,417	$17,311

Note 6. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2016	2015
Land and land interests	$31,986	$29,032
Buildings and leasehold improvements	177,948	135,381
Equipment and other	304,178	270,957
Gross property and equipment	514,112	435,370
Accumulated depreciation	(265,101)	(246,131)
Property and equipment, net	$249,011	$189,239

Depreciation expense was $8.4 million and $7.4 million for the three months ended June 30, 2016 and 2015, respectively, and $15.1 million and $14.1 million for the six months ended June 30, 2016 and 2015, respectively.

Note 7. Other Investments and Assets

Other investments and assets consisted of the following:

	June 30,	December 31,
(in thousands)	2016	2015 (1)
Cash surrender value of life insurance	$22,080	$21,970
Self-insured liability receivable	5,979	5,979
Workers’ compensation insurance security deposits	4,250	4,250
Other mutual funds	1,995	2,192
Other	2,993	3,240
Other investments and assets	$37,297	$37,631

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

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(in thousands)	Marketing & Events U.S. Segment	Marketing & Events International Segment	Travel & Recreation Group	Total
Balance at December 31, 2015	$112,300	$38,635	$34,288	$185,223
Business acquisitions	—	—	1,352	1,352
Foreign currency translation adjustments	—	(1,829)	2,729	900
Balance at June 30, 2016	$112,300	$36,806	$38,369	$187,475

Other intangible assets consisted of the following:

	June 30, 2016			December 31, 2015
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$39,564	$(10,616)	$28,948	$38,342	$(7,814)	$30,528
Operating contracts and licenses	9,687	(454)	9,233	665	(272)	393
Other	4,718	(3,122)	1,596	3,736	(1,795)	1,941
Total amortized intangible assets	53,969	(14,192)	39,777	42,743	(9,881)	32,862
Unamortized intangible assets:
Business licenses	460	—	460	460	—	460
Other intangible assets	$54,429	$(14,192)	$40,237	$43,203	$(9,881)	$33,322

Intangible asset amortization expense was $1.8 million for both the three months ended June 30, 2016 and 2015, and $3.5 million and $3.8 million for the six months ended June 30, 2016 and 2015, respectively. The weighted-average amortization period of customer contracts and relationships, operating contracts and licenses, and other amortizable intangible assets is approximately 7.6 years, 27.5 years, and 2.4 years, respectively. The estimated future amortization expense related to amortized intangible assets held at June 30, 2016 is as follows:

(in thousands)
Year ending December 31,
Remainder of 2016	$3,557
2017	6,057
2018	5,103
2019	4,730
2020	4,185
Thereafter	16,145
Total	$39,777

Note 9. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2016	2015
Continuing operations:
Self-insured liability accrual	$6,992	$6,891
Accrued employee benefit costs	3,433	3,892
Accrued sales and use taxes	5,010	4,772
Accrued dividends	2,111	2,103
Accrued restructuring	1,954	1,757
Current portion of pension liability	1,767	1,768
Accrued rebates	1,515	752
Deferred rent	1,140	548
Accrued professional fees	1,070	751
Other taxes	3,909	1,465
Other	903	3,523
Total continuing operations	29,804	28,222
Discontinued operations:
Environmental remediation liabilities	313	295
Self-insured liability accrual	207	200
Other	1,447	521
Total discontinued operations	1,967	1,016
Total other current liabilities	$31,771	$29,238

Note 10. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2016	2015
Continuing operations:
Self-insured liability	$13,810	$13,662
Self-insured excess liability	5,979	5,979
Accrued compensation	5,416	7,612
Deferred rent	5,219	5,607
Foreign deferred tax liability	2,384	2,384
Accrued restructuring	671	519
Other	1,174	1,262
Total continuing operations	34,653	37,025
Discontinued operations:
Environmental remediation liabilities	3,979	4,177
Self-insured liability	3,825	3,986
Accrued income taxes	1,169	1,151
Other	271	997
Total discontinued operations	9,244	10,311
Total other deferred items and liabilities	$43,897	$47,336

Note 11. Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations consisted of the following:

	June 30,	December 31,
(in thousands, except interest rates)	2016	2015
Revolving credit facility and term loan 2.5% and 2.4% weighted-average interest rate at June 30, 2016 and December 31, 2015, respectively, due through 2019 (1)	$131,125	$127,500
Less unamortized debt issuance costs (2)	(1,671)	(1,572)
Total debt	129,454	125,928
Capital lease obligations, 6.2% and 6.1% weighted-average interest rate at June 30, 2016 and December 31, 2015, respectively, due through 2018	1,571	1,475
Total debt and capital lease obligations	131,025	127,403
Current portion	(47,605)	(34,554)
Long-term debt and capital lease obligations	$83,420	$92,849
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

Effective December 22, 2014, Viad entered into a $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a senior credit facility in the aggregate amount of $300 million, which consists of a $175 million revolving credit facility (the “Revolving Credit Facility”) and a $125 million term loan (the “Term Loan”). Loans under the Credit Agreement have a maturity date of December 22, 2019. Proceeds from the loans made under the Credit Agreement were used to refinance certain outstanding debt of the Company and will be used for the Company’s general corporate purposes in the ordinary course of its business. Under the Credit Agreement, the Revolving Credit Facility and/or the Term Loan may be increased up to an additional $100 million under certain circumstances. If such circumstances are met, the Company may obtain the additional borrowings under the Revolving Credit Facility, the Term Loan, or a combination of the two. The Revolving Credit Facility has a $40 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Viad’s lenders under the Credit Agreement have a first perfected security interest in all of the personal property of

Viad, GES, and GES Event Intelligence Services, Inc., including 65 percent of the capital stock of top-tier foreign subsidiaries. CATC will also provide Viad’s lenders with a first perfected security interest in all of CATC’s personal property upon the execution of a subsidiary security agreement by the lenders and CATC.

Effective February 24, 2016, Viad executed an amendment (the “Credit Agreement Amendment”) to the Credit Agreement. The Credit Agreement Amendment modified the terms of the financial covenants and the negative covenants related to acquisitions, restricted payments, and indebtedness. The overall maximum leverage ratio and minimum fixed charge coverage ratio are 3.50 to 1.00 and 1.75 to 1.00, respectively, and will remain at those levels for the entire remaining term of the Credit Agreement. Acquisitions in substantially the same or related lines of business are permitted under the Credit Agreement Amendment, as long as the pro forma leverage ratio is less than or equal to 3.00 to 1.00. Viad can make dividends, distributions, and repurchases of its common stock up to $20 million per calendar year. Stock dividends, distributions, and repurchases above the $20 million limit are not subject to a liquidity covenant, and are permitted as long as the Company’s pro forma leverage ratio is less than or equal to 2.50 to 1.00 and no default or unmatured default, as defined in the Credit Agreement, exists. Unsecured debt is allowed as long as the Company’s pro forma leverage ratio is less than or equal to 3.00 to 1.00. Significant other covenants under the Credit Agreement that remain unchanged by the Credit Agreement Amendment include limitations on investments, sales/leases of assets, consolidations or mergers, and liens on property. As of June 30, 2016, the fixed charge coverage ratio was 2.11 to 1.00, the leverage ratio was 1.71 to 1.00, and Viad was in compliance with all covenants under the Credit Agreement.

As of June 30, 2016, Viad’s total debt and capital lease obligations were $131.0 million, consisting of outstanding borrowings under the Term Loan of $103.1 million, under the Revolving Credit Facility of $28.0 million, and capital lease obligations of $1.6 million, offset in part by unamortized debt issuance costs of $1.7 million. As of June 30, 2016, Viad had $145.7 million of capacity remaining under its Credit Facility, reflecting borrowings of $28.0 million under the Revolving Credit Facility and $1.3 million in outstanding letters of credit.

Borrowings under the Revolving Credit Facility (of which GES and GES Event Intelligence Services, Inc. are guarantors) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually. CATC will become a guarantor for Viad’s borrowings under the Revolving Credit Facility upon the execution of a guaranty agreement by the lenders and CATC.

As of June 30, 2016, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2016 would be $9.0 million. These guarantees relate to facilities leased by the Company through March 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

The estimated fair value of total debt was $122.3 million and $113.9 million as of June 30, 2016 and December 31, 2015, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$118	$118	$—	$—
Other mutual funds	1,995	1,995	—	—
Total assets at fair value on a recurring basis	$2,113	$2,113	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$118	$118	$—	$—
Other mutual funds	2,192	2,192	—	—
Total assets at fair value on a recurring basis	$2,310	$2,310	$—	$—

As of June 30, 2016 and December 31, 2015, Viad had investments in money market mutual funds of $0.1 million for both periods, which are included in the condensed consolidated balance sheets under the caption “Cash and cash equivalents.” These investments are classified as available-for-sale and were recorded at fair value. There have been no realized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of June 30, 2016 and December 31, 2015, Viad had investments in other mutual funds of $2.0 million and $2.2 million, respectively, which are included in the condensed consolidated balance sheets under the caption “Other investments and assets.” These investments are classified as available-for-sale and were recorded at fair value. As of June 30, 2016 and December 31, 2015, there were unrealized gains of $0.6 million ($0.4 million after-tax) and $0.6 million ($0.3 million after tax), respectively, which were included in the condensed consolidated balance sheets under the caption “Accumulated other comprehensive income (loss)” (“AOCI”).

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 11 - Debt and Capital Lease Obligations for the estimated fair value of debt obligations.

Note 13. Stockholders’ Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the six months ended June 30, 2016 and 2015:

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2015	$322,581	$12,757	$335,338
Net income (loss)	12,526	(227)	12,299
Dividends on common stock ($0.20 per share)	(4,050)	—	(4,050)
Common stock purchased for treasury	(651)	—	(651)
Employee benefit plans	3,145	—	3,145
Unrealized foreign currency translation adjustment	4,572	—	4,572
Tax benefits from share-based compensation	39	—	39
Other changes to AOCI	105	—	105
Other	(17)	—	(17)
Balance at June 30, 2016	$338,250	$12,530	$350,780

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2014	$335,387	$12,315	$347,702
Net income (loss)	20,333	(173)	20,160
Dividends on common stock ($0.20 per share)	(4,008)	—	(4,008)
Common stock purchased for treasury	(5,969)	—	(5,969)
Employee benefit plans	4,790	—	4,790
Unrealized foreign currency translation adjustment	(11,626)	—	(11,626)
Tax benefits from share-based compensation	232	—	232
Other changes to AOCI	298	—	298
Other	(1)	(1)	(2)
Balance at June 30, 2015	$339,436	$12,141	$351,577

Changes in AOCI by component are as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$346	$(23,257)	$(11,265)	$(34,176)
Other comprehensive income before reclassifications	36	4,572	—	4,608
Amounts reclassified from AOCI, net of tax	(16)	—	85	69
Net other comprehensive income	20	4,572	85	4,677
Balance at June 30, 2016	$366	$(18,685)	$(11,180)	$(29,499)

The following table presents information about reclassification adjustments out of AOCI:

	Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
(in thousands)	2016	2015
Unrealized gains on investments	$(25)	$(54)	Interest income
Tax effect	9	20	Income taxes
	$(16)	$(34)

Recognized net actuarial loss(1)	$388	$345
Amortization of prior service credit(1)	(251)	(275)
Tax effect	(52)	(101)	Income taxes
	$85	$(31)

(1)	Amount included in pension expense. Refer to Note 16 - Pension and Postretirement Benefits.

Note 14. Income Per Share

The components of basic and diluted income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income attributable to Viad (diluted)	$19,509	$22,389	$12,526	$20,333
Less: Allocation to non-vested shares	(265)	(321)	(171)	(304)
Net income allocated to Viad common stockholders (basic)	$19,244	$22,068	$12,355	$20,029
Basic weighted-average outstanding common shares	19,983	19,778	19,949	19,757
Additional dilutive shares related to share-based compensation	170	140	175	176
Diluted weighted-average outstanding shares	20,153	19,918	20,124	19,933
Income per share:
Basic income attributable to Viad common stockholders	$0.96	$1.12	$0.62	$1.01
Diluted income attributable to Viad common stockholders(1)	$0.96	$1.12	$0.62	$1.01

(1)	Diluted income per share amount cannot exceed basic income per share.

Options to purchase 7,386 shares of common stock were outstanding during the six months ended June 30, 2015, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.

Note 15. Income Taxes

The effective tax rates for the three months ended June 30, 2016 and 2015 were 31.8 percent for both periods. The effective tax rates for the six months ended June 30, 2016 and 2015 were 31.0 percent and 26.0 percent, respectively.

The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. The effective tax rate for the six months ended June 30, 2016 was less than the federal statutory rate of 35.0 percent primarily due to foreign income taxed at lower rates. The effective tax rate for the six months ended June 30, 2015 was less than the federal statutory rate primarily due to the recording of a non-cash tax benefit relating to certain foreign intangible deferred tax assets that was recorded during the period.

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

Viad had liabilities associated with uncertain tax positions (including interest and penalties) for continuing operations of $0.3 million for both June 30, 2016 and December 31, 2015. In addition, Viad had liabilities for uncertain tax positions (including interest and penalties) for discontinued operations of $1.2 million and $1.1 million as of June 30, 2016 and December 31, 2015, respectively. The total liability associated with uncertain tax positions was $1.5 million and $1.4 million as of June 30, 2016 and December 31, 2015, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through either continuing or discontinued operations (net of tax, if applicable). The Company expects to release positions, including interest and penalties, of $0.1 million of continuing operations and $1.2 million of discontinued operations within the next twelve months due to statute expiration.

Note 16. Pension and Postretirement Benefits

The net periodic benefit cost of Viad’s pension and postretirement plans for the three months ended June 30, 2016 and 2015 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$10	$26	$33	$44	$125	$131
Interest cost	259	275	152	139	126	131
Expected return on plan assets	(37)	(81)	—	—	(144)	(152)
Amortization of prior service credit	—	—	(126)	(185)	—	—
Recognized net actuarial loss	98	143	81	134	1	2
Net periodic benefit cost	$330	$363	$140	$132	$108	$112

The net periodic benefit cost of Viad’s pension and postretirement plans for the six months ended June 30, 2016 and 2015 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
	2016	2015	2016	2015	2016	2015
Service cost	$20	$51	$69	$87	$245	$259
Interest cost	517	526	303	316	244	260
Expected return on plan assets	(130)	(192)	—	—	(279)	(301)
Amortization of prior service credit	—	—	(252)	(276)	—	—
Recognized net actuarial loss	213	268	175	273	1	4
Net periodic benefit cost	$620	$653	$295	$400	$211	$222

Viad expects to contribute $0.9 million to its funded pension plans, $0.8 million to its unfunded pension plans, and $1.1 million to its postretirement benefit plans in 2016. During the six months ended June 30, 2016, Viad contributed $0.4 million to its funded pension plans, $0.3 million to its unfunded pension plans, and $0.4 million to its postretirement benefit plans.

Note 17. Restructuring Charges

The Company has taken certain restructuring actions designed to reduce the Company’s cost structure primarily within the Marketing & Events U.S. Segment, and the Marketing & Events International Segment, as well as the elimination of certain positions at the corporate office. As a result, the Company recorded restructuring charges consisting primarily of severance and related benefits.

Changes to the restructuring liability by major restructuring activity are as follows:

	Marketing & Events Group Consolidation		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2015	$751	$1,291	$234	$2,276
Restructuring charges	1,455	9	503	1,967
Cash payments	(1,126)	(213)	(493)	(1,832)
Adjustment to liability	—	—	214	214
Balance at June 30, 2016	$1,080	$1,087	$458	$2,625

As of June 30, 2016, the liabilities related to severance and employee benefits are expected to be paid by the end of 2018. Additionally, the liability related to future lease payments will be paid over the remaining lease terms for the Marketing & Events Group. Refer to Note 19 - Segment Information, for information regarding restructuring charges by segment.

Note 18. Litigation, Claims, Contingencies, and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against Viad. Although the amount of liability as of June 30, 2016 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position, or results of operations.

Viad is subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. As of June 30, 2016, Viad had recorded environmental remediation liabilities of $4.3 million related to previously sold operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations.

As of June 30, 2016, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2016 would be $9.0 million. These guarantees relate to facilities leased by the Company through March 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

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

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of June 30, 2016, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Viad is self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $20.8 million as of June 30, 2016 which includes $13.7 million related to workers’ compensation liabilities and $7.1 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses of $4.0 million as of June 30, 2016, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $1.4 million and $2.4 million for the three and six months ended June 30, 2016, respectively.

In addition, as of June 30, 2016, Viad recorded insurance liabilities of $6.0 million related to continuing operations, which represents the amount for which Viad remains the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $2.5 million related to workers’ compensation liabilities and $3.5 million related to general/auto liability claims. The Company has recorded those amounts in other deferred items and liabilities in Viad’s condensed consolidated balance sheets with a corresponding receivable in other investments.

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

Viad’s reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Revenue:
Marketing & Events Group:
U.S. Segment	$220,078	$208,749	$403,815	$401,692
International Segment	72,682	85,723	126,763	150,959
Intersegment eliminations	(7,332)	(7,903)	(9,014)	(9,154)
Total Marketing & Events Group	285,428	286,569	521,564	543,497
Travel & Recreation Group	40,483	30,466	45,709	37,934
Corporate eliminations (1)	(1,164)	—	(1,164)	—
Total revenue	$324,747	$317,035	$566,109	$581,431
Segment operating income:
Marketing & Events Group:
U.S. Segment	$22,502	$18,974	$23,364	$21,611
International Segment	4,876	11,109	4,307	12,156
Total Marketing & Events Group	27,378	30,083	27,671	33,767
Travel & Recreation Group	7,058	6,203	485	1,394
Segment operating income	34,436	36,286	28,156	35,161
Corporate eliminations (1)	(422)	—	(422)	—
Corporate activities	(2,707)	(1,983)	(4,618)	(4,793)
Operating income	31,307	34,303	23,116	30,368
Interest income	38	443	94	506
Interest expense	(1,336)	(1,103)	(2,620)	(2,254)
Restructuring charges:
Marketing & Events U.S. Segment	—	(383)	(293)	(471)
Marketing & Events International Segment	(956)	(133)	(1,171)	(271)
Travel & Recreation Group	(1)	(148)	(93)	(142)
Corporate	(18)	(405)	(410)	(401)
Income from continuing operations before income taxes	$29,034	$32,574	$18,623	$27,335

(1)	Represents the elimination of intercompany revenue and profit realized by the Marketing & Events Group for work completed on renovations for the Travel & Recreation Group’s Banff Gondola.

Note 20. Discontinued Operations

For the three and six months ended June 30, 2016, Viad recorded losses from discontinued operations of $0.4 million and $0.6 million, respectively, primarily due to liability reserve adjustments and legal fees related to previously sold operations. For the three and six months ended June 30, 2015, Viad recorded income from discontinued operations of $78,000 and a loss from discontinued operations of $70,000, primarily due to liability reserve adjustments and legal fees related to previously sold operations.

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

•

CATC. In March 2016, the Company acquired CIRI Alaska Tourism Corporation (“CATC”), the operator of an Alaskan tourism business that includes a marine sightseeing tour business, three lodges (the Talkeetna Alaskan Lodge, the Seward Windsong Lodge, and the Kenai Fjords Wilderness Lodge), and a package tour business. The operations of CATC, whose primary operating season runs from May through September, are being integrated with Alaska Denali Travel.

Refer to Note 3 – Acquisition of Businesses of the Notes to Condensed Consolidated Financial Statements for additional information.

Seasonality

The Travel & Recreation Group experiences peak activity during the summer months. During 2015, 87 percent of the Travel & Recreation Group’s revenue was earned in the second and third quarters.

Non-GAAP Measures

In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company also discloses non-GAAP financial measures of Adjusted EBITDA, Segment operating income, Adjusted Segment EBITDA, organic revenue, and organic segment operating income (collectively, the “Non-GAAP Measures”). The presentation of the Non-GAAP Measures is supplemental to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP. The Non-GAAP Measures may not be comparable to similarly titled measures used by other companies. Management believes that the presentation of the Non-GAAP Measures provides useful information to investors regarding Viad’s results of operations for trending, analyzing, and benchmarking the performance and value of Viad’s business.

•

“Adjusted EBITDA” is defined by Viad as net income attributable to Viad before the Company’s portion of interest expense, income taxes, depreciation and amortization, impairment charges and recoveries, changes in accounting principles, and the effects of discontinued operations. Adjusted EBITDA is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period-to-period comparisons. Refer to the table below for a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure.

•

“Segment operating income” is defined by Viad as net income attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment losses and recoveries, and the reduction for income attributable to non-controlling interest. Segment operating income is utilized by management to measure the profit and performance of Viad’s operating segments to facilitate period-to-period comparisons.

•

“Adjusted Segment EBITDA” is defined by Viad as segment operating income (as defined above) before non-cash depreciation and amortization and acquisition integration costs, if any. Adjusted Segment EBITDA is utilized by management to measure the profit and performance of Viad’s operating segments and acquisitions to facilitate period-to-period comparisons. For a discussion of how this metric is used in connection with 2016 full year acquisition performance expectations, refer to the “Forward Looking Non-GAAP Financial Measures” section of this MD&A. Management believes that Adjusted Segment EBITDA for acquisitions enables investors to assess how effectively management is investing capital into major corporate development projects, both from a valuation and return perspective.

•

“Organic revenue” and “organic segment operating income” are defined by Viad as revenue and segment operating income (as defined above), respectively, without the impact of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods. The impact of exchange rate variances is calculated as the difference between current period activity translated at the current period’s exchange rates and the comparable prior period’s exchange rates. Management believes that the presentation of “organic” results permits investors to better understand Viad’s performance without the effects of exchange rate variances or acquisitions and to facilitate period-to-period comparisons and analysis of Viad’s operating performance. Refer to the “Results of Operations” section of this MD&A for reconciliations of organic revenue and organic segment operating income to the most directly comparable GAAP measures.

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

A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net income attributable to Viad	$19,509	$22,389	$12,526	$20,333
Depreciation and amortization	10,187	9,162	18,557	17,870
Interest expense	1,336	1,103	2,620	2,254
Income tax expense	9,226	10,372	5,774	7,105
(Income) loss from discontinued operations	364	(78)	550	70
Noncontrolling interest	(30)	(46)	(30)	(62)
Adjusted EBITDA	$40,592	$42,902	$39,997	$47,570

The change in Adjusted EBITDA was primarily due to lower segment operating income at the Marketing & Events Group. Refer to the Results of Operations section of this MD&A for a discussion of fluctuations.

Forward-Looking Non-GAAP Financial Measures

The Company has also provided Adjusted Segment EBITDA as a forward-looking Non-GAAP Measure within the Results of Operations section of this MD&A. The Company does not provide a reconciliation of this forward-looking Non-GAAP Measure to the most directly comparable GAAP financial measure because, due to variability and difficulty in making accurate forecasts and projections and/or certain information not being ascertainable or accessible, not all of the information necessary for quantitative reconciliation of this forward-looking Non-GAAP Measure to the most directly comparable GAAP financial measure is available to the Company without unreasonable efforts. Consequently, any attempt to disclose such reconciliation would imply a degree of precision that could be confusing or misleading to investors. It is probable that the forward-looking Non-GAAP Measure may be materially different from the corresponding GAAP Measure.

Results of Operations

Financial Highlights

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands, except per share data)	2016	2015	Percentage Change	2016	2015	Percentage Change
Revenue	$324,747	$317,035	2.4%	$566,109	$581,431	(2.6)%
Segment operating income (1)	$34,436	$36,286	(5.1)%	$28,156	$35,161	(19.9)%
Income from continuing operations attributable to Viad common stockholders	$19,873	$22,311	(10.9)%	$13,076	$20,403	(35.9)%
Net income attributable to Viad	$19,509	$22,389	(12.9)%	$12,526	$20,333	(38.4)%
Diluted income per common share from continuing operations attributable to Viad common stockholders	$0.98	$1.11	(11.7)%	$0.65	$1.02	(36.3)%
(1)	Refer to Note 19 - Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of Segment operating income to the most directly comparable GAAP measure.

Three months ended June 30, 2016 compared with the three months ended June 30, 2015

•

Total revenue increased $7.7 million or 2.4 percent, primarily due to incremental revenue from the acquisitions of CATC and Maligne Lake Tours of $10.9 million and base same-show revenue growth of 2.6 percent, offset in part by negative show rotation of approximately $6 million, and an unfavorable foreign exchange impact of $4.4 million. Management defines base same-show revenue as revenue derived from shows that the Company produced out of the same city during the same quarter in each year.

•

Total segment operating income decreased $1.9 million or 5.1 percent, primarily due to $1.5 million of additional depreciation and amortization expense related to the acquisitions of Maligne Lake Tours and CATC, as well as increases in certain other expenses.

•	Income from continuing operations attributable to Viad decreased $2.4 million primarily due to decreased segment operating income, higher corporate costs, and increased interest expense.
•	Net income attributable to Viad decreased $2.9 million primarily due to decreased segment operating income, higher corporate costs, and increased interest expense.

Six months ended June 30, 2016 compared with the six months ended June 30, 2015

•

Total revenue decreased $15.3 million or 2.6 percent, primarily due to negative show rotation of approximately $17 million, an unfavorable foreign exchange impact of $8.4 million, and the partial closure of the Banff Gondola for renovations in the Travel & Recreation Group, offset in part by base same-show revenue growth of 4.1 percent and incremental revenue from the acquisitions of CATC and Maligne Lake Tours.

•	Total segment operating income decreased $7.0 million or 19.9 percent, primarily due to lower revenue and an increase in certain other expenses.
•	Income from continuing operations attributable to Viad decreased $7.3 million, primarily due to decreased segment operating income.
•	Net income attributable to Viad decreased $7.8 million, primarily due to decreased segment operating income.

Foreign Exchange Rate Variances

Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany, and to a lesser extent, in certain other countries.

The following tables summarize the effects of foreign exchange rate variances on revenue and segment operating results (or “FX Impact”) from Viad’s significant international operations for the three and six months ended June 30, 2016 and 2015, excluding the effect of 2016 acquisitions:

Three months ended June 30, 2016 and 2015:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2016	2015	(in thousands)	2016	2015	(in thousands)
Marketing & Events Group:
Canada (CAD)	$0.78	$0.81	$(567)	$0.78	$0.81	$(60)
United Kingdom (GBP)	$1.44	$1.54	(3,209)	$1.42	$1.55	(178)
Europe (EUR)	$1.13	$1.11	171	$1.13	$1.11	25
			(3,605)			(213)
Travel & Recreation Group
Canada (CAD)	$0.78	$0.81	(839)	$0.78	$0.81	(219)
			$(4,444)			$(432)

Six months ended June 30, 2016 and 2015:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2016	2015	(in thousands)	2016	2015	(in thousands)
Marketing & Events Group:
Canada (CAD)	$0.76	$0.80	$(1,803)	$0.78	$0.80	$(55)
United Kingdom (GBP)	$1.43	$1.53	(5,479)	$1.61	$1.54	(30)
Europe (EUR)	$1.12	$1.11	88	$1.12	$1.06	24
			(7,194)			(61)
Travel & Recreation Group
Canada (CAD)	$0.77	$0.81	(1,237)	$0.86	$0.81	142
			$(8,431)			$81

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

Analysis of Revenue and Operating Results by Reportable Segment

Marketing & Events Group

The following tables provide a comparison of the Marketing & Events Group’s reported revenue and segment operating results to organic revenue and segment operating results for the three and six months ended June 30, 2016 and 2015 in order to better understand the underlying performance of the segment without the effects of acquisitions, if any, or FX Impact.

	Three Months Ended				Three Months Ended
	June 30, 2016				June 30, 2015			Change
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
Marketing & Events Group:
U.S. Segment	$220,078	$—	$—	$220,078	$208,749	$—	$208,749	5.4%	5.4%
International Segment	72,682	—	(3,605)	76,287	85,723	—	85,723	(15.2)%	(11.0)%
Intersegment eliminations	(7,332)	—	—	(7,332)	(7,903)	—	(7,903)	7.2%	7.2%
Total Marketing & Events Group	$285,428	$—	$(3,605)	$289,033	$286,569	$—	$286,569	(0.4)%	0.9%
Segment operating income (2):
Marketing & Events Group:
U.S. Segment	$22,502	$—	$—	$22,502	$18,974	$—	$18,974	18.6%	18.6%
International Segment	4,876	—	(213)	5,089	11,109	—	11,109	(56.1)%	(54.2)%
Total Marketing & Events Group	$27,378	$—	$(213)	$27,591	$30,083	$—	$30,083	(9.0)%	(8.3)%

	Six Months Ended				Six Months Ended
	June 30, 2016				June 30, 2015			Change
	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
Marketing & Events Group:
U.S. Segment	$403,815	$—	$—	$403,815	$401,692	$—	$401,692	0.5%	0.5%
International Segment	126,763	—	(7,194)	133,957	150,959	—	150,959	(16.0)%	(11.3)%
Intersegment eliminations	(9,014)	—	—	(9,014)	(9,154)	—	(9,154)	1.5%	1.5%
Total Marketing & Events Group	$521,564	$—	$(7,194)	$528,758	$543,497	$—	$543,497	(4.0)%	(2.7)%
Segment operating income (2):
Marketing & Events Group:
U.S. Segment	$23,364	$—	$—	$23,364	$21,611	$—	$21,611	8.1%	8.1%
International Segment	4,307	—	(61)	4,368	12,156	—	12,156	(64.6)%	(64.1)%
Total Marketing & Events Group	$27,671	$—	$(61)	$27,732	$33,767	$—	$33,767	(18.1)%	(17.9)%
(1)

Organic revenue and segment operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and segment operating results, see the "Non-GAAP Measures" section of this MD&A.

(2)	Refer to Note 19 - Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of Segment operating income to the most directly comparable GAAP measure.

Three months ended June 30, 2016 compared with the three months ended June 30, 2015

U.S. Segment

U.S. Segment revenue increased $11.3 million or 5.4 percent, primarily due to base same-show revenue growth of 2.6 percent, positive show rotation of approximately $6 million, and increased sales to corporate clients. Base same-shows represented 37.1 percent of the U.S. Segment revenue.

U.S. Segment operating income increased $3.5 million or 18.6 percent, primarily due to higher revenue.

International Segment

International Segment revenue decreased $13.0 million or 15.2 percent, primarily due to negative show rotation of approximately $12 million and an unfavorable FX Impact of $3.6 million, offset in part by new business wins and net growth in existing shows. Organic revenue decreased $9.4 million or 11.0 percent.

International Segment operating income decreased $6.2 million or 56.1 percent, primarily due to lower revenue, a non-recurring gain of $1.3 million realized in 2015 related to exiting a venue services agreement in the United Kingdom, and higher wages and performance-based incentives in the second quarter of 2016. Organic operating income decreased $6.0 million or 54.2 percent.

Six months ended June 30, 2016 compared with the six months ended June 30, 2015

U.S. Segment

U.S. Segment revenue increased $2.1 million or 0.5 percent, primarily due to base same-show revenue growth of 4.1 percent, offset in part by lower short-term event bookings due to timing and negative show rotation of approximately $1 million. Base same-shows represented 46.2 percent of the U.S. Segment revenue.

U.S. Segment operating income increased $1.8 million or 8.1 percent, primarily due to higher revenue and lower administrative expenses.

International Segment

International Segment revenue decreased $24.2 million or 16.0 percent, primarily due to negative show rotation of approximately $16 million and an unfavorable FX Impact of $7.2 million. Organic revenue decreased $17.0 million or 11.3 percent.

International Segment operating income decreased $7.8 million or 64.6 percent, primarily due to lower revenue, higher wages and performance-based incentives, and a non-recurring gain of $1.3 million realized in 2015 related to exiting a venue services agreement in the United Kingdom. Organic operating income decreased $7.8 million or 64.1 percent.

2016 Outlook

Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.

For the 2016 full year, management expects the Marketing & Events Group’s revenue to be up mid to high-single digits from 2015 driven by positive show rotation of approximately $50 million, new business wins, and continued same-show growth, partially offset by an unfavorable FX Impact. Management anticipates an unfavorable FX Impact on the Marketing & Events Group’s 2016 full year revenue and segment operating income of approximately $24 million and $1.5 million, respectively. The expected FX Impact has increased due to the expectation that the U.S. dollar to the British pound exchange rate will be approximately $1.29 for the second half of 2016 versus the prior expectation of $1.43. Management expects full year U.S. base same-show revenue to increase at a mid-single digit rate.

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

Travel & Recreation Group

The following tables provide a comparison of the Travel & Recreation Group’s reported revenue and segment operating results to organic revenue and segment operating results for the three and six months ended June 30, 2016 and 2015 in order to better understand the underlying performance of the segment without the effects of acquisitions, if any, or FX Impact.

	Three Months Ended				Three Months Ended
	June 30, 2016				June 30, 2015			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Travel & Recreation Group:
Hospitality	$14,277	$4,277	$(140)	$10,140	$8,845	$—	$8,845	61.4%	14.6%
Attractions	18,120	6,168	(450)	12,402	13,276	—	13,276	36.5%	(6.6)%
Package Tours	5,414	448	(164)	5,130	4,518	—	4,518	19.8%	13.5%
Transportation	3,111	—	(102)	3,213	4,217	—	4,217	(26.2)%	(23.8)%
Intra-Segment Eliminations & Other	(439)	—	17	(456)	(390)	—	(390)	(12.6)%	(16.9)%
Total Travel & Recreation Group	$40,483	$10,893	$(839)	$30,429	$30,466	$—	$30,466	32.9%	(0.1)%

Segment operating income (3):
Total Travel & Recreation Group	$7,058	$1,582	$(219)	$5,695	$6,203	$—	$6,203	13.8%	(8.2)%

	Six Months Ended				Six Months Ended
	June 30, 2016				June 30, 2015			Change
	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Travel & Recreation Group:
Hospitality	$17,127	$4,290	$(319)	$13,156	$11,715	$—	$11,715	46.2%	12.3%
Attractions	18,173	6,207	(452)	12,418	15,133	—	15,133	20.1%	(17.9)%
Package Tours	5,953	448	(214)	5,719	5,291	—	5,291	12.5%	8.1%
Transportation	5,053	—	(283)	5,336	6,329	—	6,329	(20.2)%	(15.7)%
Intra-Segment Eliminations & Other	(597)	—	31	(628)	(534)	—	(534)	(11.8)%	(17.6)%
Total Travel & Recreation Group	$45,709	$10,945	$(1,237)	$36,001	$37,934	$—	$37,934	20.5%	(5.1)%

Segment operating income (loss) (3):
Total Travel & Recreation Group	$485	$798	$142	$(455)	$1,394	$—	$1,394	(65.2)%	**

** Change is greater than +/- 100 percent

(1)	Acquisitions include Maligne Lake Tours (acquired January 2016) and CATC (acquired March 2016).
(2)

Organic revenue and segment operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and segment operating results, see the “Non-GAAP Measures” section of this MD&A.

(3)	Refer to Note 19 - Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of Segment operating income to the most directly comparable GAAP measure.

Three months ended June 30, 2016 compared with the three months ended June 30, 2015

Travel & Recreation Group revenue increased $10.0 million or 32.9 percent, primarily due to incremental revenue from the acquisitions of CATC and Maligne Lake Tours of $10.9 million which mainly impacted hospitality and attractions with the addition of three lodges and two sightseeing tours. This increase was offset in part by the partial closure of the Banff Gondola for renovations, the downsizing of transportation, and an unfavorable FX Impact of $0.8 million. Organic revenue remained relatively flat as compared to the corresponding period in 2015 due to increases across other hospitality and attraction assets which offset the declines at the Banff Gondola.

Travel & Recreation Group operating income increased $0.9 million or 13.8 percent, primarily due to higher revenue. Organic operating income decreased $0.5 million or 8.2 percent primarily due to the partial closure of the Banff Gondola.

Six months ended June 30, 2016 compared with the six months ended June 30, 2015

Travel & Recreation Group revenue increased $7.8 million or 20.5 percent, primarily due to incremental revenue from the acquisitions of CATC and Maligne Lake Tours of $10.9 million. Declines from the partial closure of the Banff Gondola, the downsizing of transportation, and an unfavorable FX Impact of $1.2 million, were offset in part by increases across other hospitality and attraction assets. Organic revenue decreased $1.9 million or 5.1 percent.

Travel & Recreation Group operating income decreased $0.9 million or 65.2 percent, primarily due to the partial closure of the Banff Gondola, offset in part by incremental operating income from the acquisitions of CATC and Maligne Lake Tours of $0.8 million. Organic operating income decreased $1.8 million.

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

The following table provides Travel & Recreation Group same-store key performance indicators for the three and six months ended June 30, 2016 and 2015. The same-store metrics below indicate the performance of all Travel & Recreation Group properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Travel & Recreation Group properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. Management believes that this same-store constant currency basis provides better comparability between reporting periods.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Same-Store Key Performance Indicators (1)
Hospitality:
Room nights available	58,220	59,269	(1.8)%	98,351	98,959	(0.6)%
RevPAR	$91	$78	16.7%	$72	$63	14.3%
ADR	$141	$130	8.5%	$119	$112	6.3%
Occupancy	65.0%	60.3%	4.7%	60.2%	56.2%	4.0%
Attractions:
Passengers	397,763	394,789	0.8%	397,763	442,564	(10.1)%
Revenue per passenger	$30	$32	(6.3)%	$30	$33	(9.1)%
(1)

The Same-Store Key Performance Indicators exclude Maligne Lake Tours attraction (acquired in January 2016) and CATC hospitality properties and attraction (acquired in March 2016), as they were not owned by Viad for the entirety of both periods presented.

Hospitality. Room nights available decreased during the three and six months ended June 30, 2016 primarily due to changes in the opening dates at certain seasonal Glacier Park properties as a result of management’s review of a variety of factors, including weather conditions, opening dates of other properties in the area, and availability of seasonal employees.

RevPAR increased during the three and six months ended June 30, 2016 due to increases in both ADR and occupancy across all geographies resulting from strong park visitation and management’s focus on yield management.

Attractions. The decrease in the number of passengers for the six months ended June 30, 2016 was due to the partial closure of the Banff Gondola for renovations. The lift operations of the gondola re-opened on May 1, 2016; however the ancillary retail and dining services at the gondola’s mountain top facility remained closed for renovations.

The decrease in revenue per passenger for the three and six months ended June 30, 2016 was primarily due to the partial closure of the Banff Gondola, as well as new pricing strategies at the Columbia Icefield Glacier Adventure and the Glacier Skywalk that resulted in increased revenue from those two attractions with a greater number passengers and lower revenue per passenger.

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

2016 Outlook

Management expects the Travel & Recreation Group’s revenue to increase 30 percent to 32 percent from 2015, primarily due to the January 2016 acquisition of Maligne Lake Tours and the March 2016 acquisition of CATC, which are expected to provide $31 million to $33 million in revenue and Adjusted Segment EBITDA of approximately $10 million to $12 million. Brewster’s package tours and transportation lines of business are expected to negatively impact revenue by approximately $5 million as management streamlines those operations to focus on higher return opportunities. Management anticipates an unfavorable FX Impact on the Travel & Recreation Group’s 2016 full year revenue of approximately $1.5 million and no impact to segment operating income. Renovation closures at the Banff Gondola are expected to decrease revenue by approximately $1 million.

Corporate Activities

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2016	2015	Percentage Change 2016 vs. 2015	2016	2015	Percentage Change 2016 vs. 2015
Corporate activities	$2,707	$1,983	36.5%	$4,618	$4,793	(3.7)%

Corporate activities expense increased $0.7 million during the three months ended June 30, 2016 as compared to the corresponding period in 2015, primarily due to an increase in performance-based compensation expense. Corporate activities expense decreased $0.2 million during the six months ended June 30, 2016, as compared to the corresponding period in 2015 primarily due to 2015 costs related to a shareholder nomination and settlement agreement and higher consulting and other transaction-related costs associated with acquisitions in 2015, offset in part by an increase in performance-based compensation expense.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2016	2015	Percentage Change 2016 vs. 2015	2016	2015	Percentage Change 2016 vs. 2015
Interest expense	$1,336	$1,103	21.1%	$2,620	$2,254	16.2%

Interest expense increased for the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015, primarily due to higher outstanding debt balances resulting from acquisitions completed during the first quarter of 2016.

Income Taxes

The effective tax rates for the three months ended June 30, 2016 and 2015 were 31.8 percent for both periods and 31.0 percent and 26.0 percent for the six months ended June 30, 2016 and 2015, respectively. The first six months of 2015 included a $1.6 million non-cash tax benefit related to deferred taxes associated with certain foreign intangible assets.

Liquidity and Capital Resources

Cash and cash equivalents were $31.2 million as of June 30, 2016, as compared to $56.5 million as of December 31, 2015. During the six months ended June 30, 2016, the Company generated net cash flow from operating activities of $54.4 million primarily due to changes in working capital. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of June 30, 2016, the Company had approximately $27.0 million of its cash and cash equivalents held outside of the United States, consisting of $10.9 million in Canada, $7.1 million in the United Kingdom, $5.9 million in the Netherlands, $1.9 million in the United Arab Emirates, and $1.2 million in Germany. There are certain earnings related to the Company’s Canadian and Netherlands operations that have historically been deemed permanently reinvested. As of June 30, 2016, the incremental tax associated with these earnings if the cash balances were repatriated to the United States would approximate $0.7 million.

Cash Flows

Operating Activities

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Net income	$12,299	$20,160
Depreciation and amortization	18,557	17,870
Deferred income taxes	(3,318)	(1,147)
Loss from discontinued operations	550	70
Other non-cash items	5,833	6,430
Changes in assets and liabilities	20,457	(5,363)
Net cash provided by operating activities	$54,378	$38,020

Net cash provided by operating activities increased $16.4 million primarily due to changes in working capital.

Investing Activities

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Capital expenditures	$(20,597)	$(13,150)
Cash paid for acquired businesses	(57,766)	(123)
Proceeds from dispositions of property and other assets	1,008	751
Net cash used in investing activities	$(77,355)	$(12,522)

Net cash used in investing activities increased $64.8 million, primarily due to cash payments, net of cash acquired, of $57.8 million for the 2016 acquisitions of Maligne Lake Tours and CATC and an increase in capital expenditures primarily due to the Banff Gondola renovations.

Financing Activities

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Proceeds from borrowings	$55,000	$30,000
Payments on debt and capital lease obligations	(52,054)	(38,100)
Dividends paid on common stock	(4,050)	(4,008)
Debt issuance costs	(352)	—
Common stock purchased for treasury	(651)	(5,969)
Other	39	2,367
Net cash used in financing activities	$(2,068)	$(15,710)

Net cash used in financing activities decreased $13.6 million, primarily due to an increase in net borrowings of $11.0 million related to the CATC acquisition completed in 2016 and a decrease in cash used for common stock repurchases of $5.3 million.

Debt and Capital Lease Obligations

Refer to Note 11 – Debt and Capital Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion.

Share Repurchases

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. During the six months ended June 30, 2015, the Company repurchased 141,462 shares on the open market for $3.8 million. No repurchases were made during the six months ended June 30, 2016. As of June 30, 2016, 440,540 shares remained available for repurchase. The authorization of the Board of Directors does not have an expiration date. In addition, during the six months ended June 30, 2016 and 2015, the Company repurchased 23,625 shares for $0.7 million and 34,184 shares for $0.9 million, respectively, related to tax withholding requirements on vested share-based awards.

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

Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany, and to a lesser extent, in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s condensed consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its condensed consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation losses recorded in stockholders’ equity of $18.7 million and $23.3 million as of June 30, 2016 and December 31, 2015, respectively. During the three and six months ended June 30, 2016, unrealized foreign currency translation gains of $3.5 million and $4.6 million, respectively, were recorded in other comprehensive income. During the three and six months ended June 30, 2015, unrealized foreign currency translation losses of $6.0 million and $11.6 million, respectively, were recorded in other comprehensive income.

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

The following tables summarize the FX Impact on revenue and segment operating results from Viad’s significant international operations for the three and six months ended June 30, 2016 and 2015, excluding the effect of 2016 acquisitions:

Three months ended June 30, 2016 and 2015:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2016	2015	(in thousands)	2016	2015	(in thousands)
Marketing & Events Group:
Canada (CAD)	$0.78	$0.81	$(567)	$0.78	$0.81	$(60)
United Kingdom (GBP)	$1.44	$1.54	(3,209)	$1.42	$1.55	(178)
Europe (EUR)	$1.13	$1.11	171	$1.13	$1.11	25
			(3,605)			(213)
Travel & Recreation Group
Canada (CAD)	$0.78	$0.81	(839)	$0.78	$0.81	(219)
			$(4,444)			$(432)

Six months ended June 30, 2016 and 2015:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2016	2015	(in thousands)	2016	2015	(in thousands)
Marketing & Events Group:
Canada (CAD)	$0.76	$0.80	$(1,803)	$0.78	$0.80	$(55)
United Kingdom (GBP)	$1.43	$1.53	(5,479)	$1.61	$1.54	(30)
Europe (EUR)	$1.12	$1.11	88	$1.12	$1.06	24
			(7,194)			(61)
Travel & Recreation Group
Canada (CAD)	$0.77	$0.81	(1,237)	$0.86	$0.81	142
			$(8,431)			$81

Viad’s revenue and segment operating results were primarily impacted by the weakening of the British pound and Canadian dollar relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating results are translated into U.S. dollars.

Viad is exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of June 30, 2016, Viad did not have any foreign currency forward contracts outstanding.

Viad is exposed to short-term and long-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of June 30, 2016, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of Viad’s common stock that were repurchased during the three months ended June 30, 2016 by Viad pursuant to publicly announced plans or programs, as well as from employees, former employees, and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	—	—	—	440,540
May 1, 2016 - May 31, 2016	—	—	—	440,540
June 1, 2016 - June 30, 2016	—	—	—	440,540
Total	—	—	—	440,540

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. No shares were repurchased on the open market during the three and six months ended June 30, 2016. As of June 30, 2016, 440,540 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date.

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

10.A

Copy of form of Severance Agreement and General Release between Viad Corp and Thomas M. Kuczynski, effective as of April 27, 2016, filed as Exhibit 10 to Viad Corp’s Form 8-K/A filed April 22, 2016, is hereby incorporated by reference.

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

VIAD CORP
(Registrant)

August 5, 2016	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer
(Chief Accounting Officer and Authorized Officer)