Form 10-Q
period 2016-09-30
VIAD CORP
filed 2016-11-04
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 28, 2016, there were 20,307,906 shares of Common Stock ($1.50 par value) outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2016	2015
Assets
Current assets
Cash and cash equivalents	$52,681	$56,531
Accounts receivable, net of allowances for doubtful accounts of $1,465 and $1,593, respectively	136,888	93,800
Inventories	41,271	27,529
Other current assets	21,349	17,311
Total current assets	252,189	195,171
Property and equipment, net	267,377	189,239
Other investments and assets	37,643	37,631
Deferred income taxes	42,178	50,137
Goodwill	222,896	185,223
Other intangible assets, net	70,602	33,322
Total Assets	$892,885	$690,723
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$110,105	$65,497
Customer deposits	61,720	33,128
Accrued compensation	27,986	23,154
Other current liabilities	42,052	29,238
Current portion of debt and capital lease obligations	115,623	34,554
Total current liabilities	357,486	185,571
Long-term debt and capital lease obligations	78,852	92,849
Pension and postretirement benefits	29,399	29,629
Other deferred items and liabilities	45,819	47,336
Total liabilities	511,556	355,385
Commitments and contingencies
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	573,369	576,523
Retained earnings (deficit)	22,381	(17,866)
Unearned employee benefits and other	144	109
Accumulated other comprehensive income (loss):
Unrealized gain on investments	408	346
Cumulative foreign currency translation adjustments	(22,534)	(23,257)
Unrecognized net actuarial loss and prior service credit, net	(11,165)	(11,265)
Common stock in treasury, at cost, 4,638,092 and 4,771,443 shares, respectively	(232,198)	(239,411)
Total Viad stockholders’ equity	367,807	322,581
Noncontrolling interest	13,522	12,757
Total stockholders’ equity	381,329	335,338
Total Liabilities and Stockholders’ Equity	$892,885	$690,723

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue:
Exhibition and event services	$240,278	$152,664	$681,592	$603,530
Exhibits and environments	44,785	36,199	123,871	128,830
Travel and recreation services	97,402	67,083	143,111	105,017
Total revenue	382,465	255,946	948,574	837,377
Costs and expenses:
Costs of services	278,764	205,227	743,032	667,356
Costs of products sold	44,784	36,148	118,891	120,289
Corporate activities	2,772	1,354	7,390	6,147
Interest income	(44)	(65)	(138)	(571)
Interest expense	1,489	1,198	4,109	3,452
Restructuring charges	1,697	257	3,664	1,542
Impairment charges	120	—	120	—
Total costs and expenses	329,582	244,119	877,068	798,215
Income from continuing operations before income taxes	52,883	11,827	71,506	39,162
Income tax expense	17,878	3,746	23,652	10,851
Income from continuing operations	35,005	8,081	47,854	28,311
Loss from discontinued operations	(221)	(163)	(771)	(233)
Net income	34,784	7,918	47,083	28,078
Net income attributable to noncontrolling interest	(992)	(688)	(765)	(515)
Net income attributable to Viad	$33,792	$7,230	$46,318	$27,563
Diluted income per common share:
Continuing operations attributable to Viad common stockholders	$1.68	$0.37	$2.33	$1.38
Discontinued operations attributable to Viad common stockholders	(0.01)	(0.01)	(0.04)	(0.01)
Net income attributable to Viad common stockholders	$1.67	$0.36	$2.29	$1.37
Weighted-average outstanding and potentially dilutive common shares	20,207	19,974	20,150	19,946
Basic income per common share:
Continuing operations attributable to Viad common stockholders	$1.68	$0.37	$2.33	$1.38
Discontinued operations attributable to Viad common stockholders	(0.01)	(0.01)	(0.04)	(0.01)
Net income attributable to Viad common stockholders	$1.67	$0.36	$2.29	$1.37
Weighted-average outstanding common shares	20,017	19,831	19,972	19,782
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30
Amounts attributable to Viad common stockholders
Income from continuing operations	$34,013	$7,393	$47,089	$27,796
Loss from discontinued operations	(221)	(163)	(771)	(233)
Net income	$33,792	$7,230	$46,318	$27,563

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net income	$34,784	$7,918	$47,083	$28,078
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax(1)	42	(153)	62	(20)
Unrealized foreign currency translation adjustments, net of tax(1)	(3,849)	(11,491)	723	(23,117)
Change in net actuarial gain, net of tax(1)	93	139	334	475
Change in prior service cost, net of tax(1)	(78)	(86)	(234)	(257)
Comprehensive income (loss)	30,992	(3,673)	47,968	5,159
Comprehensive income attributable to noncontrolling interest	(992)	(688)	(765)	(515)
Comprehensive income (loss) attributable to Viad	$30,000	$(4,361)	$47,203	$4,644

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net income	$47,083	$28,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,206	27,040
Deferred income taxes	(3,549)	(1,128)
Loss from discontinued operations	771	233
Restructuring charges	3,664	1,542
Impairment charges	120	—
(Gains) losses on dispositions of property and other assets	126	(307)
Share-based compensation expense	4,709	3,131
Excess tax benefit from share-based compensation arrangements	(60)	(13)
Other non-cash items, net	4,644	4,427
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(41,510)	(27,956)
Inventories	(12,903)	(6,258)
Accounts payable	38,522	14,899
Restructuring liabilities	(2,518)	(1,888)
Accrued compensation	(620)	3,385
Customer deposits	26,954	23,618
Income taxes payable	5,280	2,641
Other assets and liabilities, net	13,503	4,899
Net cash provided by operating activities	115,422	76,343
Cash flows from investing activities
Capital expenditures	(32,582)	(19,030)
Cash paid for acquired businesses	(145,735)	(430)
Proceeds from dispositions of property and other assets	774	844
Net cash used in investing activities	(177,543)	(18,616)
Cash flows from financing activities
Proceeds from borrowings	153,000	35,000
Payments on debt and capital lease obligations	(86,989)	(58,981)
Acquisition of business - deferred consideration	—	(896)
Dividends paid on common stock	(6,079)	(6,020)
Debt issuance costs	(340)	—
Common stock purchased for treasury	(679)	(4,776)
Excess tax benefit from share-based compensation arrangements	60	13
Proceeds from exercise of stock options	—	1,041
Net cash provided by (used in) financing activities	58,973	(34,619)
Effect of exchange rate changes on cash and cash equivalents	(702)	(4,785)
Net change in cash and cash equivalents	(3,850)	18,323
Cash and cash equivalents, beginning of year	56,531	56,990
Cash and cash equivalents, end of period	$52,681	$75,313
Supplemental disclosure of cash flow information
Cash paid for income taxes	$8,355	$6,835
Cash paid for interest	$3,679	$3,220
Property and equipment acquired under capital leases	$950	$618
Property and equipment purchases in accounts payable and accrued liabilities	$5,617	$184

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

Travel & Recreation Group

The Travel & Recreation Group offers guests distinctive and world renowned experiences in iconic natural and cultural destinations in North America through its collection of unique hotels, lodges, recreational attractions, and transportation services. The Travel & Recreation Group is composed of four lines of business: (i) Hospitality; (ii) Attractions; (iii) Package Tours; and (iv) Transportation. These four lines of business work together, driving economies of scope and meaningful scale in and around the iconic destinations of Banff, Jasper, and Waterton Lakes National Parks in Canada, and Glacier, Denali, and Kenai Fjords National Parks in the United States. The Travel & Recreation Group is composed of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”), and Alaskan Park Properties, Inc. (“Alaska Denali Travel”) and CATC Alaska Tourism Corporation, formerly known as CIRI Alaska Tourism Corporation (“CATC”), (collectively, the “Alaska Collection”).

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
ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments

The amendment provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Early adoption is permitted.

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

		January 1, 2016	The adoption of this guidance did not have a material impact on the consolidated financial statements.

Note 2. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Performance unit incentive plan (“PUP”)	$1,601	$456	$2,952	$1,444
Restricted stock	523	523	1,597	1,623
Restricted stock units	86	46	160	64
Share-based compensation before income tax benefit	2,210	1,025	4,709	3,131
Income tax benefit	(812)	(381)	(1,750)	(1,180)
Share-based compensation, net of income tax benefit	$1,398	$644	$2,959	$1,951

Viad recorded zero and $0.2 million of share-based compensation expense through restructuring expense for the three and nine months ended September 30, 2016, respectively, and zero and $0.1 million for the three and nine months ended September 30, 2015, respectively.

The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		PUP Awards		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2015	279,217	$25.65	231,165	$26.15	16,447	$25.69
Granted	75,250	$27.13	104,084	$26.88	5,500	$26.98
Vested	(73,280)	$26.77	(73,188)	$27.35	(5,965)	$27.18
Forfeited	(12,747)	$24.85	(6,556)	$25.84	—	$—
Balance at September 30, 2016	268,440	$25.80	255,505	$26.11	15,982	$25.58

Restricted Stock

As of September 30, 2016, the unamortized cost of all outstanding restricted stock awards was $2.9 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.4 years. During the nine months ended September 30, 2016 and 2015, the Company repurchased 24,432 shares for $0.7 million and 34,364 shares for $0.9 million, respectively, related to tax withholding requirements on vested share-based awards. As of September 30, 2016, there were 863,127 total shares available for future grant in accordance with the provisions of the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”).

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

During the nine months ended September 30, 2016, Viad granted $2.7 million of PUP awards of which $0.9 million are payable in shares. As of September 30, 2016 and December 31, 2015, Viad had recorded liabilities of $4.9 million and $2.4 million, respectively, related to PUP awards. In March 2016, the PUP awards granted in 2013 vested and cash payouts of $0.2 million were distributed. In March 2015, the PUP awards granted in 2012 vested and cash payouts of $2.4 million were distributed.

Restricted Stock Units

As of September 30, 2016 and December 31, 2015, Viad had aggregate liabilities recorded of $0.3 million for both periods related to restricted stock units. In February 2016, portions of the 2011, 2012, and 2013 restricted stock units vested and cash payouts of $0.2 million were distributed. Similarly, in February 2015, portions of the 2010, 2011, and 2012 restricted stock units vested and cash payouts of $0.3 million were distributed.

Stock Options

During the three and nine months ended September 30, 2016, there was no stock option activity. As of both September 30, 2016 and December 31, 2015 there were 63,773 stock options outstanding and exercisable with a weighted-average exercise price of $16.62. As of September 30, 2016, there were no unrecognized costs related to non-vested stock option awards.

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

The following table summarizes the allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date. The purchase price allocation remains open and may be adjusted as a result of the finalization of the Company’s purchase price allocation procedures related to the assessment of accrued liabilities, property and equipment, and intangible assets.

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

Identified intangible assets acquired in the Maligne Lake Tours acquisition totaled $9.2 million and consist of operating licenses, customer relationships, and trade name. The weighted-average amortization period related to the intangible assets is 26.7 years, largely attributable to operating licenses amortized over the remaining Parks Canada lease of 29 years.

The results of operations of Maligne Lake Tours have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During the three months ended September 30, 2016, revenue and operating income related to Maligne Lake Tours were $4.7 million and $2.4 million, respectively. During the nine months ended September 30, 2016, revenue and operating income related to Maligne Lake Tours were $6.3 million and $2.3 million, respectively.

CATC

On March 11, 2016, the Company acquired 100 percent of the equity interest in CATC, the operator of an Alaskan tourism business that includes a marine sightseeing tour business, three lodges, and a package tour business. The purchase price was $45.0 million in cash, subject to certain adjustments.

The following table summarizes the updated allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date. During the nine months ended September 30, 2016, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of approximately $89,000 from working capital receivable, $0.1 million to accounts payable, and $16,000 from accrued liabilities. All other balances in the following table remain unchanged. The purchase price allocation remains open and may be adjusted as a result of the finalization of the Company’s purchase price allocation procedures related to the assessment of property and equipment, and intangible assets.

(in thousands)
Purchase price paid as:
Cash		$45,000
Working capital		(35)
Cash acquired		(2,196)
Purchase price, net of cash acquired		42,769

Fair value of net assets acquired:
Accounts receivable	$8
Inventories	921
Prepaid expenses	82
Property and equipment	43,470
Intangible assets	980
Total assets acquired	45,461
Accounts payable	306
Accrued liabilities	434
Customer deposits	1,952
Total liabilities assumed	2,692
Total fair value of net assets acquired		42,769
Excess purchase price over fair value of net assets acquired (“goodwill”)		$—

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of CATC were $0.1 million in 2016 and $0.6 million in 2015 and are included in corporate activities in Viad’s condensed consolidated statements of operations.

Identified intangible assets acquired in the CATC acquisition totaled $1.0 million and consist of customer relationships and trade names. The weighted-average amortization period related to the intangible assets is 5.8 years.

The results of operations of CATC have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During the three months ended September 30, 2016, revenue and operating income related to CATC were $18.7 million and $8.0 million, respectively. During the nine months ended September 30, 2016, revenue and operating income related to CATC were $28.1 million and $8.9 million, respectively.

ON Services

On August 11, 2016, the Company acquired the assets and operations of ON Event Services, LLC (“ON Services”), a leading provider of audio-visual production services for live events in the United States. The aggregate purchase price was up to $92.5 million in cash, subject to certain adjustments, which includes an earnout payment (the “Earnout”) of up to $5.5 million. The fair value of the Earnout was valued on the date of acquisition and will be remeasured quarterly based on a probability weighted assessment that the financial performance targets of ON Services may be achieved for 2016. As of the transaction date, the fair value of the Earnout was estimated to be $540,000. Refer to Note 12 – Fair Value Measurements for the estimated fair value of the Earnout as of September 30, 2016.

The following table summarizes the preliminary recording of the fair value of the assets acquired and liabilities assumed as of the acquisition date. Due to the recent timing of the acquisition, the purchase price allocation is not yet finalized and is subject to change within the measurement period (up to one year from the acquisition date) as the assessment of contingent consideration, property and equipment, intangible assets, and working capital is finalized.

(in thousands)
Purchase price paid as:
Cash		$87,000
Working capital adjustment		972
Contingent consideration		540
Purchase price		88,512

Fair value of net assets acquired:
Accounts receivable	$4,813
Inventories	270
Prepaid expenses	974
Property and equipment	14,827
Intangible assets	33,340
Total assets acquired	54,224
Accounts payable	879
Accrued liabilities	472
Customer deposits	851
Other liabilities	274
Total liabilities assumed	2,476
Total fair value of net assets acquired		51,748
Excess purchase price over fair value of net assets acquired (“goodwill”)		$36,764

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is included in the Marketing & Events Group and the primary factor that contributed to the purchase price resulting in the recognition of goodwill primarily relates to future growth opportunities when combined with the Company’s other businesses. Goodwill is expected to be deductible for tax purposes over 15 years. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of ON Services were $0.8 million in 2016 and were included in corporate activities in Viad’s condensed consolidated statement of operations.

Identified intangible assets acquired in the ON Services acquisition totaled $33.3 million and consist of customer relationships, trade names, and non-compete agreements. The weighted-average amortization period related to the intangible assets is 10.4 years.

The results of operations of ON Services have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During the three months ended September 30, 2016, revenue and operating income related to ON Services were $7.8 million and $0.5 million, respectively.

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the above acquisitions had each been completed on January 1, 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue	$387,751	$290,205	$985,482	$911,762
Depreciation and amortization	$13,885	$14,001	$37,776	$38,591
Income from continuing operations	$34,794	$12,852	$47,148	$31,589
Net income attributable to Viad	$33,581	$12,001	$45,612	$30,841
Diluted income per share (1)	$1.65	$0.60	$2.25	$1.54
Basic income per share	$1.65	$0.60	$2.25	$1.54

(1)  Diluted income per share amount cannot exceed basic income per share.

Note 4. Inventories

The components of inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2016	2015
Raw materials	$17,266	$14,383
Work in process	24,005	13,146
Inventories	$41,271	$27,529

Note 5. Other Current Assets

Other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2016	2015
Prepaid vendor payments	$7,091	$2,140
Prepaid insurance	3,142	2,024
Prepaid software maintenance	2,884	2,026
Prepaid rent	1,612	1,406
Income tax receivable	1,390	4,643
Prepaid taxes	892	1,261
Prepaid other	2,242	2,777
Other	2,096	1,034
Other current assets	$21,349	$17,311

Note 6. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2016	2015
Land and land interests	$31,857	$29,032
Buildings and leasehold improvements	184,977	135,381
Equipment and other	323,439	270,957
Gross property and equipment	540,273	435,370
Accumulated depreciation	(272,896)	(246,131)
Property and equipment, net	$267,377	$189,239

Depreciation expense was $10.0 million and $7.5 million for the three months ended September 30, 2016 and 2015, respectively, and $25.1 million and $21.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 7. Other Investments and Assets

Other investments and assets consisted of the following:

	September 30,	December 31,
(in thousands)	2016	2015 (1)
Cash surrender value of life insurance	$22,242	$21,970
Self-insured liability receivable	5,979	5,979
Workers’ compensation insurance security deposits	4,050	4,250
Other mutual funds	2,052	2,192
Other	3,320	3,240
Other investments and assets	$37,643	$37,631

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

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(in thousands)	Marketing & Events U.S. Segment	Marketing & Events International Segment	Travel & Recreation Group	Total
Balance at December 31, 2015	$112,300	$38,635	$34,288	$185,223
Business acquisitions	36,764	—	1,352	38,116
Foreign currency translation adjustments	—	(2,529)	2,086	(443)
Balance at September 30, 2016	$149,064	$36,106	$37,726	$222,896

Other intangible assets consisted of the following:

	September 30, 2016			December 31, 2015
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$65,923	$(12,222)	$53,701	$38,342	$(7,814)	$30,528
Operating contracts and licenses	9,535	(648)	8,887	665	(272)	393
Other	10,310	(2,756)	7,554	3,736	(1,795)	1,941
Total amortized intangible assets	85,768	(15,626)	70,142	42,743	(9,881)	32,862
Unamortized intangible assets:
Business licenses	460	—	460	460	—	460
Other intangible assets	$86,228	$(15,626)	$70,602	$43,203	$(9,881)	$33,322

Intangible asset amortization expense was $2.7 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively, and $6.1 million and $5.5 million for the nine months ended September 30, 2016 and 2015, respectively. The weighted-average amortization period of customer contracts and relationships, operating contracts and licenses, and other amortizable intangible assets is approximately 9.6 years, 27.3 years, and 3.6 years, respectively. The estimated future amortization expense related to amortized intangible assets held at September 30, 2016 is as follows:

(in thousands)
Year ending December 31,
Remainder of 2016	$2,937
2017	11,511
2018	10,218
2019	9,033
2020	7,561
Thereafter	28,882
Total	$70,142

Note 9. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2016	2015
Continuing operations:
Accrued income tax payable	$7,117	$986
Self-insured liability accrual	6,442	6,891
Accrued sales and use taxes	5,557	4,772
Accrued employee benefit costs	5,040	3,892
Accrued dividends	2,116	2,103
Current portion of pension liability	1,767	1,768
Accrued restructuring	1,744	1,757
Accrued rebates	1,507	752
Deferred rent	1,314	548
Accrued professional fees	846	751
Other taxes	4,887	1,465
Other	1,678	2,537
Total continuing operations	40,015	28,222
Discontinued operations:
Environmental remediation liabilities	434	295
Self-insured liability accrual	158	200
Other	1,445	521
Total discontinued operations	2,037	1,016
Total other current liabilities	$42,052	$29,238

Note 10. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2016	2015
Continuing operations:
Self-insured liability	$13,483	$13,662
Accrued compensation	6,555	7,612
Self-insured excess liability	5,979	5,979
Deferred rent	5,639	5,607
Accrued restructuring	1,847	519
Foreign deferred tax liability	1,065	2,384
Other	2,563	1,262
Total continuing operations	37,131	37,025
Discontinued operations:
Self-insured liability	3,814	3,986
Environmental remediation liabilities	3,424	4,177
Accrued income taxes	1,177	1,151
Other	273	997
Total discontinued operations	8,688	10,311
Total other deferred items and liabilities	$45,819	$47,336

Note 11. Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations consisted of the following:

	September 30,	December 31,
(in thousands, except interest rates)	2016	2015
Revolving credit facility and term loan 2.6% and 2.4% weighted-average interest rate at September 30, 2016 and December 31, 2015, respectively, due through 2019 (1)	$194,438	$127,500
Less unamortized debt issuance costs (2)	(1,552)	(1,572)
Total debt	192,886	125,928
Capital lease obligations, 6.2% and 6.1% weighted-average interest rate at September 30, 2016 and December 31, 2015, respectively, due through 2018	1,589	1,475
Total debt and capital lease obligations	194,475	127,403
Current portion (3)	(115,623)	(34,554)
Long-term debt and capital lease obligations	$78,852	$92,849
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

(3)	Borrowings under the revolving credit facility are classified as current because all borrowed amounts are due within one year.

Effective December 22, 2014, Viad entered into a $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a senior credit facility in the aggregate amount of $300 million, which consists of a $175 million revolving credit facility (the “Revolving Credit Facility”) and a $125 million term loan (the “Term Loan”). Loans under the Credit Agreement have a maturity date of December 22, 2019. Proceeds from the loans made under the Credit Agreement were used to refinance certain outstanding debt of the Company and will be used for the Company’s general corporate purposes in the ordinary course of its business. Under the Credit Agreement, the Revolving Credit Facility and/or the Term Loan may be increased up to an additional $100 million under certain circumstances. If such circumstances are met, the Company may obtain the additional borrowings under the Revolving Credit Facility, the Term Loan, or a combination of the two. The Revolving Credit Facility has a $40 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Viad’s lenders under the Credit Agreement have a first perfected security interest in all of the personal property of Viad, GES, GES Event Intelligence Services, Inc., and CATC, including 65 percent of the capital stock of top-tier foreign subsidiaries. ON Services will also provide Viad’s lenders with a first perfected security interest in all of ON Services’ personal property upon the execution of a subsidiary security agreement by the lenders and ON Services.

Effective February 24, 2016, Viad executed an amendment (the “Credit Agreement Amendment”) to the Credit Agreement. The Credit Agreement Amendment modified the terms of the financial covenants and the negative covenants related to acquisitions, restricted payments, and indebtedness. The overall maximum leverage ratio and minimum fixed charge coverage ratio are 3.50 to 1.00 and 1.75 to 1.00, respectively, and will remain at those levels for the entire remaining term of the Credit Agreement. Acquisitions in substantially the same or related lines of business are permitted under the Credit Agreement Amendment, as long as the pro forma leverage ratio is less than or equal to 3.00 to 1.00. Viad can make dividends, distributions, and repurchases of its common stock up to $20 million per calendar year. Stock dividends, distributions, and repurchases above the $20 million limit are not subject to a liquidity covenant, and are permitted as long as the Company’s pro forma leverage ratio is less than or equal to 2.50 to 1.00 and no default or unmatured default, as defined in the Credit Agreement, exists. Unsecured debt is allowed as long as the Company’s pro forma leverage ratio is less than or equal to 3.00 to 1.00. Significant other covenants under the Credit Agreement that remain unchanged by the Credit Agreement Amendment include limitations on investments, sales/leases of assets, consolidations or mergers, and liens on property. As of September 30, 2016, the fixed charge coverage ratio was 2.81 to 1.00, the leverage ratio was 1.61 to 1.00, and Viad was in compliance with all covenants under the Credit Agreement.

As of September 30, 2016, Viad’s total debt and capital lease obligations were $194.5 million, consisting of outstanding borrowings under the Term Loan of $98.4 million and under the Revolving Credit Facility of $96.0 million, and capital lease obligations of $1.6 million, offset in part by unamortized debt issuance costs of $1.6 million. As of September 30, 2016, Viad had $77.7 million of capacity remaining under its Credit Facility, reflecting borrowings of $96.0 million under the Revolving Credit Facility and $1.3 million in outstanding letters of credit.

Borrowings under the Revolving Credit Facility (of which GES, GES Event Intelligence Services, Inc., and CATC are guarantors) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually. ON Services will become a guarantor for Viad’s borrowings under the Revolving Credit Facility upon the execution of a guaranty agreement by the lenders and ON Services.

As of September 30, 2016, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2016 would be $9.9 million. These guarantees relate to facilities leased by the Company through September 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

The estimated fair value of total debt was $186.0 million and $113.9 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs and measures the earnout contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The fair value information related to these assets and liability is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$118	$118	$—	$—
Other mutual funds	2,052	2,052	—	—
Total assets at fair value on a recurring basis	$2,170	$2,170	$—	$—

Earnout contingent consideration liability	$(130)	$—	$—	$(130)
Total liabilities at fair value on a recurring basis	$(130)	$—	$—	$(130)

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$118	$118	$—	$—
Other mutual funds	2,192	2,192	—	—
Total assets at fair value on a recurring basis	$2,310	$2,310	$—	$—

As of September 30, 2016 and December 31, 2015, Viad had investments in money market mutual funds of $0.1 million for both periods, which are included in the condensed consolidated balance sheets under the caption “Cash and cash equivalents.” These investments are classified as available-for-sale and were recorded at fair value. There have been no realized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of September 30, 2016 and December 31, 2015, Viad had investments in other mutual funds of $2.1 million and $2.2 million, respectively, which are included in the condensed consolidated balance sheets under the caption “Other investments and assets.” These investments are classified as available-for-sale and were recorded at fair value. As of September 30, 2016 and December 31, 2015, there were unrealized gains of $0.7 million ($0.4 million after-tax) and $0.6 million ($0.3 million after tax), respectively, which were included in the condensed consolidated balance sheets under the caption “Accumulated other comprehensive income (loss)” (“AOCI”).

The fair value measurement of the Earnout contingent consideration obligation relates to the acquisition of ON Services in August 2016, which is included in the condensed consolidated balance sheets under the caption “Other current liabilities.” The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the obligation are recorded as income or expense in the condensed consolidated statements of operations. The amount of the Earnout is based on a probability weighted assessment of the 2016 financial performance of ON Services as of September 30, 2016.

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 11 - Debt and Capital Lease Obligations for the estimated fair value of debt obligations.

Note 13. Stockholders’ Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the nine months ended September 30, 2016 and 2015:

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2015	$322,581	$12,757	$335,338
Net income	46,318	765	47,083
Dividends on common stock ($0.30 per share)	(6,079)	—	(6,079)
Common stock purchased for treasury	(679)	—	(679)
Employee benefit plans	4,693	—	4,693
Unrealized foreign currency translation adjustment	723	—	723
Tax benefits from share-based compensation	60	—	60
Other changes to AOCI	162		162
Other	28	—	28
Balance at September 30, 2016	$367,807	$13,522	$381,329

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2014	$335,387	$12,315	$347,702
Net income	27,563	515	28,078
Dividends on common stock ($0.30 per share)	(6,020)	—	(6,020)
Common stock purchased for treasury	(4,776)	—	(4,776)
Employee benefit plans	5,243	—	5,243
Unrealized foreign currency translation adjustment	(23,117)	—	(23,117)
Tax benefits from share-based compensation	13	—	13
Other changes to AOCI	209	—	209
Other	—	(1)	(1)
Balance at September 30, 2015	$334,502	$12,829	$347,331

Changes in AOCI by component are as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$346	$(23,257)	$(11,265)	$(34,176)
Other comprehensive income before reclassifications	104	723	—	827
Amounts reclassified from AOCI, net of tax	(42)	—	100	58
Net other comprehensive income	62	723	100	885
Balance at September 30, 2016	$408	$(22,534)	$(11,165)	$(33,291)

The following table presents information about reclassification adjustments out of AOCI:

	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
(in thousands)	2016	2015
Unrealized gains on investments	$(67)	$(79)	Interest income
Tax effect	25	30	Income taxes
	$(42)	$(49)

Recognized net actuarial loss(1)	$538	$569
Amortization of prior service credit(1)	(377)	(414)
Tax effect	(61)	(133)	Income taxes
	$100	$22

(1)	Amount included in pension expense. Refer to Note 16 - Pension and Postretirement Benefits.

Note 14. Income Per Share

The components of basic and diluted income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income attributable to Viad (diluted)	$33,792	$7,230	$46,318	$27,563
Less: Allocation to non-vested shares	(454)	(100)	(629)	(402)
Net income allocated to Viad common stockholders (basic)	$33,338	$7,130	$45,689	$27,161
Basic weighted-average outstanding common shares	20,017	19,831	19,972	19,782
Additional dilutive shares related to share-based compensation	190	143	178	164
Diluted weighted-average outstanding shares	20,207	19,974	20,150	19,946
Income per share:
Basic income attributable to Viad common stockholders	$1.67	$0.36	$2.29	$1.37
Diluted income attributable to Viad common stockholders(1)	$1.67	$0.36	$2.29	$1.37

(1)	Diluted income per share amount cannot exceed basic income per share.

Options to purchase 4,897 shares of common stock were outstanding during the nine months ended September 30, 2015, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.

Note 15. Income Taxes

The effective tax rates for the three months ended September 30, 2016 and 2015 were 33.8 percent and 31.7 percent, respectively. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 33.1 percent and 27.7 percent, respectively.

The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. The effective tax rate for the nine months ended September 30, 2016 was less than the federal statutory rate of 35.0 percent primarily due to foreign income taxed at lower rates. The effective tax rate for the nine months ended September 30, 2015 was less than the federal statutory rate primarily due to foreign income taxed at lower rates and the recording of a non-cash tax benefit relating to certain foreign intangible deferred tax assets that was recorded during the period.

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

Viad had liabilities associated with uncertain tax positions (including interest and penalties) for continuing operations of $1.6 million and $0.3 million for September 30, 2016 and December 31, 2015, respectively. In addition, Viad had liabilities for uncertain tax positions (including interest and penalties) for discontinued operations of $1.2 million and $1.1 million for September 30, 2016 and December 31, 2015, respectively. The total liability associated with uncertain tax positions was $2.8 million and $1.4 million as of September 30, 2016 and December 31, 2015, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through either continuing or discontinued operations (net of tax, if applicable). The Company expects to release positions, including interest and penalties, of $0.1 million of continuing operations and $1.2 million of discontinued operations within the next twelve months due to statute expiration.

Note 16. Pension and Postretirement Benefits

The net periodic benefit cost of Viad’s pension and postretirement plans for the three months ended September 30, 2016 and 2015 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$54	$25	$5	$27	$123	$123
Interest cost	257	237	126	148	124	124
Expected return on plan assets	(62)	(93)	—	—	(142)	(143)
Amortization of prior service credit	—	—	(125)	(138)	—	—
Recognized net actuarial loss	105	100	46	123	1	2
Net periodic benefit cost	$354	$269	$52	$160	$106	$106

The net periodic benefit cost of Viad’s pension and postretirement plans for the nine months ended September 30, 2016 and 2015 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$74	$76	$74	$114	$368	$382
Interest cost	774	763	429	464	368	384
Expected return on plan assets	(192)	(285)	—	—	(421)	(443)
Amortization of prior service credit	—	—	(377)	(414)	—	—
Recognized net actuarial loss	318	368	221	396	2	5
Net periodic benefit cost	$974	$922	$347	$560	$317	$328

Viad expects to contribute $0.9 million to its funded pension plans, $0.8 million to its unfunded pension plans, and $1.1 million to its postretirement benefit plans in 2016. During the nine months ended September 30, 2016, Viad contributed $0.8 million to its funded pension plans, $0.5 million to its unfunded pension plans, and $0.6 million to its postretirement benefit plans.

Note 17. Restructuring Charges

The Company has taken certain restructuring actions designed to reduce the Company’s cost structure primarily within the Marketing & Events U.S. Segment, and the Marketing & Events International Segment, as well as the elimination of certain positions at the corporate office. As a result, the Company recorded restructuring charges consisting primarily of severance and related benefits and costs associated with facility consolidations.

Changes to the restructuring liability by major restructuring activity are as follows:

	Marketing & Events Group Consolidation		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2015	$751	$1,291	$234	$2,276
Restructuring charges	3,448	(283)	499	3,664
Cash payments	(1,922)	(246)	(350)	(2,518)
Adjustment to liability	—	193	(24)	169
Balance at September 30, 2016	$2,277	$955	$359	$3,591

As of September 30, 2016, the liabilities related to severance and employee benefits are expected to be paid by the end of 2018. Additionally, the liability related to future lease payments will be paid over the remaining lease terms for the Marketing & Events Group. Refer to Note 19 - Segment Information, for information regarding restructuring charges by segment.

Note 18. Litigation, Claims, Contingencies, and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against Viad. Although the amount of liability as of September 30, 2016 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position, or results of operations.

Viad is subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. As of September 30, 2016, Viad had recorded environmental remediation liabilities of $3.9 million related to previously sold operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations.

As of September 30, 2016, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2016 would be $9.9 million. These guarantees relate to facilities leased by the Company through September 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

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

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of September 30, 2016, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Viad is self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $19.9 million as of September 30, 2016 which includes $13.2 million related to workers’ compensation liabilities and $6.7 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses of $4.0 million as of September 30, 2016, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $1.5 million and $3.9 million for the three and nine months ended September 30, 2016, respectively.

In addition, as of September 30, 2016, Viad recorded insurance liabilities of $6.0 million related to continuing operations, which represents the amount for which Viad remains the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $2.5 million related to workers’ compensation liabilities and $3.5 million related to general/auto liability claims. The Company has recorded those amounts in other deferred items and liabilities in Viad’s condensed consolidated balance sheets with a corresponding receivable in other investments.

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

Viad’s reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Revenue:
Marketing & Events Group:
U.S. Segment	$232,484	$148,314	$636,299	$550,006
International Segment	60,926	44,870	187,689	195,829
Intersegment eliminations	(6,425)	(4,321)	(15,439)	(13,475)
Total Marketing & Events Group	286,985	188,863	808,549	732,360
Travel & Recreation Group	97,402	67,083	143,111	105,017
Corporate eliminations (1)	(1,922)	—	(3,086)	—
Total revenue	$382,465	$255,946	$948,574	$837,377
Segment operating income (loss):
Marketing & Events Group:
U.S. Segment	$14,543	$(9,039)	$37,907	$12,572
International Segment	644	(5,751)	4,951	6,405
Total Marketing & Events Group	15,187	(14,790)	42,858	18,977
Travel & Recreation Group	44,248	29,361	44,733	30,755
Segment operating income	59,435	14,571	87,591	49,732
Corporate eliminations (1)	(518)	—	(940)	—
Corporate activities	(2,772)	(1,354)	(7,390)	(6,147)
Operating income	56,145	13,217	79,261	43,585
Interest income	44	65	138	571
Interest expense	(1,489)	(1,198)	(4,109)	(3,452)
Restructuring charges:
Marketing & Events U.S. Segment	(1,498)	(25)	(1,791)	(496)
Marketing & Events International Segment	(203)	(213)	(1,374)	(484)
Travel & Recreation Group	—	(18)	(93)	(160)
Corporate	4	(1)	(406)	(402)
Impairment charges:
Travel & Recreation Group	(120)	—	(120)	—
Income from continuing operations before income taxes	$52,883	$11,827	$71,506	$39,162

(1)	Represents the elimination of intercompany revenue and profit realized by the Marketing & Events Group for work completed on renovations for the Travel & Recreation Group’s Banff Gondola.

Note 20. Discontinued Operations

Viad recorded losses from discontinued operations related to liability reserve adjustments and legal fees related to previously sold operations.

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

Within each of the above four Live Events categories, the Marketing & Events Group delivers variations of four types of services to event organizers and exhibitors: (i) Core Services; (ii) Event Accommodations; (iii) Audio-Visual; and (iv) Registration and Data:

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

•

Audio-Visual. GES offers a variety of audio-visual and digital services for Live Events and corporate brand marketers. GES combines the science of innovative digital solutions with the latest audio-visual technology and superior service to create award-winning attendee engagements. Services provided include digital design and content, media production, content testing, equipment rental, staging, and creative services.

•	Registration and Data. GES provides event registration and data services and is Europe’s leading software-as-a-service event registration and data intelligence service provider.

The Marketing & Events Group expanded its service offerings with the following 2016 acquisition:

•

ON Services. In August 2016, the Company acquired ON Event Services, LLC (“ON Services”), a leading provider of audio-visual production services for live events in the United States. ON Services specializes in corporate events and exhibitions, supporting more than 1,000 live events annually with production services, including audio, video, lighting, mapping, and scenic design. In addition, the business produces high-end entertainment events and is the preferred in-house provider of audio-visual services for 36 venues, including hotels, arenas and conference centers.

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

The Travel & Recreation Group is comprised of four lines of business: (i) Hospitality; (ii) Attractions; (iii) Package Tours; and (iv) Transportation. These four lines of business work together, driving economies of scope and meaningful scale in and around the iconic destinations of Banff, Jasper, and Waterton Lakes National Parks in Canada, and Glacier, Denali, and Kenai Fjords National Parks in the United States. The Travel & Recreation Group is composed of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”), and Alaskan Park Properties, Inc. (“Alaska Denali Travel”) and CATC Alaska Tourism Corporation, formerly known as CIRI Alaska Tourism Corporation (“CATC”), (collectively, the “Alaska Collection”).

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

•

Alaska Collection, consisting of two wholly-owned subsidiaries of Viad, is a travel and tourism provider and operator of two lodging properties located in Denali National Park and Preserve and two marine sightseeing attractions and three lodging properties in Kenai Fjords National Park in Alaska.

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

•

CATC. In March 2016, the Company acquired CATC, the operator of an Alaskan tourism business that includes two marine sightseeing attractions and three lodges (the Talkeetna Alaskan Lodge, the Seward Windsong Lodge, and the Kenai Fjords Wilderness Lodge). The operations of CATC, whose primary operating season runs from May through September, are integrated with the Alaska Collection.

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

A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net income attributable to Viad	$33,792	$7,230	$46,318	$27,563
Depreciation and amortization	12,649	9,170	31,206	27,040
Interest expense	1,489	1,198	4,109	3,452
Income tax expense	17,878	3,746	23,652	10,851
Impairment charges	120	—	120	—
Loss from discontinued operations	221	163	771	233
Noncontrolling interest	(661)	(459)	(691)	(520)
Adjusted EBITDA	$65,488	$21,048	$105,485	$68,619

The change in Adjusted EBITDA was primarily due to higher segment operating income at the Marketing & Events Group and the Travel & Recreation Group. Refer to the Results of Operations section of this MD&A for a discussion of fluctuations.

Forward-Looking Non-GAAP Financial Measures

The Company has also provided Adjusted Segment EBITDA and segment operating income as forward-looking Non-GAAP Measures within the Results of Operations section of this MD&A. The Company does not provide reconciliations of these forward-looking Non-GAAP Measures to the most directly comparable GAAP financial measures because, due to variability and difficulty in making accurate forecasts and projections and/or certain information not being ascertainable or accessible, not all of the information necessary for quantitative reconciliations of these forward-looking Non-GAAP Measures to the most directly comparable GAAP financial measures is available to the Company without unreasonable efforts. Consequently, any attempt to disclose such reconciliations would imply a degree of precision that could be confusing or misleading to investors. It is probable that these forward-looking Non-GAAP Measures may be materially different from the corresponding GAAP Measures.

Results of Operations

Financial Highlights

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except per share data)	2016	2015	Percentage Change	2016	2015	Percentage Change
Revenue	$382,465	$255,946	49.4%	$948,574	$837,377	13.3%
Net income attributable to Viad	$33,792	$7,230	**	$46,318	$27,563	68.0%
Segment operating income (1)	$59,435	$14,571	**	$87,591	$49,732	76.1%
Diluted income per common share from continuing operations attributable to Viad common stockholders	$1.68	$0.37	**	$2.33	$1.38	68.8%

** Change is greater than +/- 100 percent

(1)	Refer to Note 19 - Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of Segment operating income to the most directly comparable GAAP measure.

Three months ended September 30, 2016 compared with the three months ended September 30, 2015

•

Total revenue increased $126.5 million or 49.4 percent, primarily due to positive show rotation of approximately $85 million, incremental revenue from the acquisitions of CATC, ON Services, and Maligne Lake Tours of $31.2 million, base same-show revenue growth of 3.0 percent, and new wins in the Marketing & Events Group, and strong park visitation and revenue management initiatives in the Travel & Recreation Group, offset in part by an unfavorable foreign exchange impact of $8.0 million. Management defines base same-show revenue as revenue derived from shows that the Company produced out of the same city during the same quarter in each year.

•	Net income attributable to Viad increased $26.6 million, primarily due to increased segment operating income, offset in part by higher income tax expense.
•

Total segment operating income increased $44.9 million, primarily due to high flow through on the increase in revenue, and included incremental operating income from the acquisitions of CATC, Maligne Lake Tours, and ON Services of $10.8 million.

Nine months ended September 30, 2016 compared with the nine months ended September 30, 2015

•

Total revenue increased $111.2 million or 13.3 percent, primarily due to positive show rotation of approximately $68 million, incremental revenue from the acquisitions of CATC, ON Services, and Maligne Lake Tours of $42.2 million, base same-show revenue growth of 3.8 percent in the Marketing & Events Group, as well as strong park visitation and revenue management initiatives in the Travel & Recreation Group, offset in part by an unfavorable foreign exchange impact of $16.4 million, the partial closure of the Banff Gondola for renovations, and the strategic downsizing of the transportation line of business in the Travel & Recreation Group.

•	Net income attributable to Viad increased $18.8 million, primarily due to increased segment operating income, offset in part by higher income tax expense.
•

Total segment operating income increased $37.9 million or 76.1 percent, primarily due to higher revenue, and included incremental operating income from the acquisitions of CATC, Maligne Lake Tours, and ON Services of $11.6 million.

Foreign Exchange Rate Variances

Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany, and to a lesser extent, in certain other countries.

The following tables summarize the effects of foreign exchange rate variances on revenue and segment operating results (or “FX Impact”) from Viad’s significant international operations for the three and nine months ended September 30, 2016 and 2015, excluding the effect of 2016 acquisitions:

Three months ended September 30, 2016 and 2015:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2016	2015	(in thousands)	2016	2015	(in thousands)
Marketing & Events Group:
Canada (CAD)	$0.77	$0.76	$9	$0.77	$0.78	$6
United Kingdom (GBP)	$1.31	$1.53	(8,080)	$1.32	$1.59	(309)
Europe (EUR)	$1.12	$1.12	115	$1.14	$1.09	17
			(7,956)			(286)
Travel & Recreation Group
Canada (CAD)	$0.77	$0.77	(60)	$0.77	$0.77	(46)
			$(8,016)			$(332)

Nine months ended September 30, 2016 and 2015:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2016	2015	(in thousands)	2016	2015	(in thousands)
Marketing & Events Group:
Canada (CAD)	$0.76	$0.79	$(1,794)	$0.78	$0.82	$(49)
United Kingdom (GBP)	$1.38	$1.53	(13,559)	$1.25	$1.49	(339)
Europe (EUR)	$1.12	$1.11	203	$1.13	$1.04	42
			(15,150)			(346)
Travel & Recreation Group
Canada (CAD)	$0.77	$0.78	(1,297)	$0.77	$0.77	96
			$(16,447)			$(250)

Viad’s revenue and segment operating results were primarily impacted by the weakening of the British pound relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating results are translated into U.S. dollars.

Analysis of Revenue and Operating Results by Reportable Segment

Marketing & Events Group

The following tables provide a comparison of the Marketing & Events Group’s reported revenue and segment operating results to organic revenue and segment operating results for the three and nine months ended September 30, 2016 and 2015 in order to better understand the underlying performance of the segment without the effects of acquisitions, if any, or FX Impact.

	Three Months Ended				Three Months Ended
	September 30, 2016				September 30, 2015			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(2)	As Reported	Organic(2)
Revenue:
Marketing & Events Group:
U.S. Segment	$232,484	$7,802	$—	$224,682	$148,314	$—	$148,314	56.8%	51.5%
International Segment	60,926	—	(7,956)	68,882	44,870	—	44,870	35.8%	53.5%
Intersegment eliminations	(6,425)	—	—	(6,425)	(4,321)	—	(4,321)	(48.7)%	(48.7)%
Total Marketing & Events Group	$286,985	$7,802	$(7,956)	$287,139	$188,863	$—	$188,863	52.0%	52.0%
Segment operating income (loss) (3):
Marketing & Events Group:
U.S. Segment	$14,543	$460	$—	$14,083	$(9,039)	$—	$(9,039)	**	**
International Segment	644	—	(286)	930	(5,751)	—	(5,751)	**	**
Total Marketing & Events Group	$15,187	$460	$(286)	$15,013	$(14,790)	$—	$(14,790)	**	**

	Nine Months Ended				Nine Months Ended
	September 30, 2016				September 30, 2015			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(2)	As Reported	Organic(2)
Revenue:
Marketing & Events Group:
U.S. Segment	$636,299	$7,802	$—	$628,497	$550,006	$—	$550,006	15.7%	14.3%
International Segment	187,689	—	(15,150)	202,839	195,829	—	195,829	(4.2)%	3.6%
Intersegment eliminations	(15,439)	—	—	(15,439)	(13,475)	—	(13,475)	(14.6)%	(14.6)%
Total Marketing & Events Group	$808,549	$7,802	$(15,150)	$815,897	$732,360	$—	$732,360	10.4%	11.4%
Segment operating income (3):
Marketing & Events Group:
U.S. Segment	$37,907	$460	$—	$37,447	$12,572	$—	$12,572	**	**
International Segment	4,951	—	(346)	5,297	6,405	—	6,405	(22.7)%	(17.3)%
Total Marketing & Events Group	$42,858	$460	$(346)	$42,744	$18,977	$—	$18,977	**	**
(1)	Acquisitions include ON Services (acquired August 2016).
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

Three months ended September 30, 2016 compared with the three months ended September 30, 2015

U.S. Segment

U.S. Segment revenue increased $84.2 million or 56.8 percent, primarily due to positive show rotation of approximately $67 million, incremental revenue from the acquisition of ON Services of $7.8 million, new business wins, and base same-show revenue growth of 3.0 percent. Base same-shows represented 28.9 percent of the U.S. Segment organic revenue. Organic revenue increased $76.4 million or 51.5 percent.

U.S. Segment operating income increased $23.6 million, primarily due to higher revenue and strong operating leverage. Organic operating income increased $23.1 million.

International Segment

International Segment revenue increased $16.1 million or 35.8 percent, primarily due to positive show rotation of approximately $18 million, new business wins and same show growth, offset in part by an unfavorable FX Impact of $8.0 million. Organic revenue increased $24.0 million or 53.5 percent.

International Segment operating income increased $6.4 million, primarily due to higher revenue and strong operating leverage. Organic operating income increased $6.7 million.

Nine months ended September 30, 2016 compared with the nine months ended September 30, 2015

U.S. Segment

U.S. Segment revenue increased $86.3 million or 15.7 percent, primarily due to positive show rotation of approximately $66 million, base same-show revenue growth of 3.8 percent, and the incremental revenue from the acquisition of ON Services of $7.8 million. Base same-shows represented 40.1 percent of the U.S. Segment organic revenue. Organic revenue increased $78.5 million or 14.3 percent.

U.S. Segment operating income increased $25.3 million, primarily due to higher revenue and strong operating leverage. Organic operating income increased $24.9 million.

International Segment

International Segment revenue decreased $8.1 million or 4.2 percent, primarily due to an unfavorable FX Impact of $15.2 million, offset in part by new business wins and same show growth. Organic revenue increased $7.0 million or 3.6 percent.

International Segment operating income decreased $1.5 million or 22.7 percent, primarily due to lower revenue, higher wages and performance-based incentives in 2016, and a non-recurring gain of $1.3 million realized in 2015 related to exiting a venue services agreement in the United Kingdom. Organic operating income decreased $1.1 million or 17.3 percent.

2016 Outlook

Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.

For the 2016 full year, management expects the Marketing & Events Group’s revenue to be up high-single digits from 2015 driven by positive show rotation of approximately $50 million and continued same-show growth. The August 2016 acquisition of ON Services is expected to provide $20 million to $22 million in revenue and Adjusted Segment EBITDA of approximately $3.5 million to $4.5 million. Management anticipates an unfavorable FX Impact on the Marketing & Events Group’s 2016 full year revenue and segment operating income of approximately $25 million and $1.5 million, respectively. The expected FX Impact includes the expectation that the U.S. dollar to the British pound exchange rate will be approximately $1.22 during the remainder of 2016. Management expects full year U.S. base same-show revenue to increase at a mid-single digit rate.

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

Travel & Recreation Group

The following tables provide a comparison of the Travel & Recreation Group’s reported revenue and segment operating results to organic revenue and segment operating results for the three and nine months ended September 30, 2016 and 2015 in order to better understand the underlying performance of the segment without the effects of acquisitions, if any, or FX Impact.

	Three Months Ended				Three Months Ended
	September 30, 2016				September 30, 2015			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(2)	As Reported	Organic(2)
Revenue:
Travel & Recreation Group:
Hospitality	$39,664	$8,645	$(9)	$31,028	$27,086	$—	$27,086	46.4%	14.6%
Attractions	42,883	13,699	(31)	29,215	24,958	—	24,958	71.8%	17.1%
Package Tours	10,908	1,080	(15)	9,843	9,978	—	9,978	9.3%	(1.4)%
Transportation	5,097	—	—	5,097	6,144	—	6,144	(17.0)%	(17.0)%
Intra-Segment Eliminations & Other	(1,150)	—	(5)	(1,145)	(1,083)	—	(1,083)	(6.2)%	(5.7)%
Total Travel & Recreation Group	$97,402	$23,424	$(60)	$74,038	$67,083	$—	$67,083	45.2%	10.4%

Segment operating income (3):
Total Travel & Recreation Group	$44,248	$10,377	$(46)	$33,917	$29,361	$—	$29,361	50.7%	15.5%

	Nine Months Ended				Nine Months Ended
	September 30, 2016				September 30, 2015			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(2)	As Reported	Organic(2)
Revenue:
Travel & Recreation Group:
Hospitality	$56,791	$12,935	$(328)	$44,184	$38,801	$—	$38,801	46.4%	13.9%
Attractions	61,056	19,906	(483)	41,633	40,091	—	40,091	52.3%	3.8%
Package Tours	16,861	1,528	(229)	15,562	15,269	—	15,269	10.4%	1.9%
Transportation	10,150	—	(283)	10,433	12,473	—	12,473	(18.6)%	(16.4)%
Intra-Segment Eliminations & Other	(1,747)	—	26	(1,773)	(1,617)	—	(1,617)	(8.0)%	(9.6)%
Total Travel & Recreation Group	$143,111	$34,369	$(1,297)	$110,039	$105,017	$—	$105,017	36.3%	4.8%

Segment operating income (3):
Total Travel & Recreation Group	$44,733	$11,176	$96	$33,461	$30,755	$—	$30,755	45.4%	8.8%

** Change is greater than +/- 100 percent

(1)	Acquisitions include Maligne Lake Tours (acquired January 2016) and CATC (acquired March 2016).
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

Three months ended September 30, 2016 compared with the three months ended September 30, 2015

Travel & Recreation Group revenue increased $30.3 million or 45.2 percent, primarily driven by increases across all attractions and hospitality assets and the incremental revenue from the acquisitions of CATC and Maligne Lake Tours of $23.4 million which added two marine sightseeing attractions and three lodges. This increase was offset in part by the strategic downsizing of the transportation line of business. Organic revenue increased $7.0 million or 10.4 percent as compared to the corresponding period in 2015 primarily due to higher passenger volumes at the attractions and higher revenue per available room across the hospitality portfolio driven by strong park visitation and revenue management initiatives.

Travel & Recreation Group operating income increased $14.9 million or 50.7 percent, primarily due to high-margin revenue growth from attractions and hospitality assets and the incremental operating income from the acquisitions of CATC and Maligne Lake Tours of $10.4 million. Organic operating income increased $4.6 million or 15.5 percent.

Nine months ended September 30, 2016 compared with the nine months ended September 30, 2015

Travel & Recreation Group revenue increased $38.1 million or 36.3 percent, primarily driven by the incremental revenue from the acquisitions of CATC and Maligne Lake Tours of $34.4 million, increases across all hospitality assets and all attractions other than the Banff Gondola, which was partially closed for renovations, offset in part by the strategic downsizing of the transportation line of business, and an unfavorable FX Impact of $1.3 million. Organic revenue increased $5.0 million or 4.8 percent.

Travel & Recreation Group operating income increased $14.0 million or 45.4 percent, primarily due to the incremental operating income from the acquisitions of CATC and Maligne Lake Tours of $11.2 million and high-margin revenue growth, offset in part by the partial closure of the Banff Gondola. Organic operating income increased $2.7 million or 8.8 percent.

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

The following table provides Travel & Recreation Group same-store key performance indicators for the three and nine months ended September 30, 2016 and 2015. The same-store metrics below indicate the performance of all Travel & Recreation Group properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Travel & Recreation Group properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. Management believes that this same-store constant currency basis provides better comparability between reporting periods.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Same-Store Key Performance Indicators (1)
Hospitality:
Room nights available	89,193	88,664	0.6%	187,544	187,623	0.0%
RevPAR	$179	$161	11.2%	$123	$109	12.8%
ADR	$190	$177	7.3%	$161	$150	7.3%
Occupancy	94.2%	90.9%	3.3%	76.3%	72.6%	3.7%
Attractions:
Passengers	941,066	822,480	14.4%	1,338,829	1,265,044	5.8%
Revenue per passenger	$31	$30	3.3%	$31	$31	0.0%
(1)

The Same-Store Key Performance Indicators exclude the Maligne Lake Tours attraction (acquired in January 2016) and the CATC hospitality properties and attraction (acquired in March 2016), as they were not owned by Viad for the entirety of both periods presented. Same-Store passengers and revenue per passenger were affected by the partial closure of the Banff Gondola during the three and nine months ended September 30, 2016. Although the lift operations were re-opened on May 1, 2016, the dining and retail services previously offered at its upper terminal remained closed for renovations into the latter part of the third quarter.

Hospitality. Room nights available remained relatively flat during the three and nine months ended September 30, 2016. RevPAR increased during the three and nine months ended September 30, 2016 due to increases in both ADR and occupancy across all geographies resulting from management’s focus on revenue management and strong park visitation in 2016 due in part to favorable weather conditions in contrast to forest fires during the third quarter of 2015.

Attractions. The increase in the number of passengers for the three and nine months ended September 30, 2016 was primarily due to strong park visitation combined with revenue management initiatives. All attractions experienced double-digit growth in passengers during the three months ended September 30, 2016. Growth in passengers was especially strong at the Glacier Skywalk attraction as a result of management’s decision to introduce a combination ticket that included both the Skywalk and the adjacent Columbia Icefield Glacier Adventure. During the nine months ended September 30, 2016, the number of passengers increased across all attractions with the exception of the Banff Gondola. Despite the Banff Gondola being partially closed for renovations during most of the first nine months of 2016, it showed strong demand with an 11 percent increase in the number of passengers during the third quarter of 2016 as compared to the corresponding period in the prior year.

Revenue per passenger increased during the three months ended September 30, 2016 due to increases in effective ticket prices, offset in part by lower ancillary food and beverage and retail revenues at the Banff Gondola due to renovation closures, as well as significant growth in passengers at the Glacier Skywalk which has a lower ticket price than the other attractions. Revenue per passenger remained flat during the nine months ended September 30, 2016 primarily due to lower revenue from the Banff Gondola due to its partial closure and the greater proportion of total passengers coming from the lower priced Glacier Skywalk.

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

2016 Outlook

Management expects the Travel & Recreation Group’s revenue to increase 35 percent to 37 percent from 2015, primarily due to the January 2016 acquisition of Maligne Lake Tours and the March 2016 acquisition of CATC, which are expected to provide $34 million to $35 million in revenue and Adjusted Segment EBITDA of approximately $12 million to $13 million, as well as strong park visitation and revenue management initiatives. Brewster’s transportation line of business is expected to negatively impact revenue by approximately $3 million as management streamlines that operation to focus on higher return opportunities. Management anticipates an unfavorable FX Impact on the Travel & Recreation Group’s 2016 full year revenue of approximately $1.0 million and no meaningful impact to segment operating income.

Corporate Activities

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2016	2015	Percentage Change 2016 vs. 2015	2016	2015	Percentage Change 2016 vs. 2015
Corporate activities	$2,772	$1,354	**	$7,390	$6,147	20.2%

Corporate activities expense increased $1.4 million during the three months ended September 30, 2016, as compared to the corresponding period in 2015, primarily due to an increase in performance-based compensation expense. Corporate activities expense increased $1.2 million during the nine months ended September 30, 2016, as compared to the corresponding period in 2015, primarily due to an increase in performance-based compensation expense, offset in part by costs related to a shareholder nomination and settlement agreement during 2015 and lower acquisition transaction-related costs in 2016.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2016	2015	Percentage Change 2016 vs. 2015	2016	2015	Percentage Change 2016 vs. 2015
Interest expense	$1,489	$1,198	24.3%	$4,109	$3,452	19.0%

Interest expense increased during the three months ended September 30, 2016 as compared to the corresponding period in 2015, primarily due to higher outstanding debt balances resulting from acquisitions completed during 2016. Interest expense increased during the nine months ended September 30, 2016, as compared to the corresponding period in 2015, primarily due to higher outstanding debt balances resulting from acquisitions completed during 2016, as well as higher interest income during 2015.

Restructuring Charges

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2016	2015	Percentage Change 2016 vs. 2015	2016	2015	Percentage Change 2016 vs. 2015
Restructuring Charges	$1,697	$257	**	$3,664	$1,542	**

** Change is greater than +/- 100 percent

Restructuring charges during the three months ended September 30, 2016 and 2015 were primarily related to the elimination of positions and facility consolidations in the Marketing & Events Group. Restructuring charges during the nine months ended

September 30, 2016 were primarily related to the elimination of positions and facility consolidations in the Marketing & Events Group, as well as the elimination of certain positions at Viad's corporate office.

Income Taxes

The effective tax rates for the three months ended September 30, 2016 and 2015 were 33.8 percent and 31.7, respectively, and 33.1 percent and 27.7 percent for the nine months ended September 30, 2016 and 2015, respectively. The first nine months of 2015 included a $1.6 million non-cash tax benefit related to deferred taxes associated with certain foreign intangible assets.

Liquidity and Capital Resources

Cash and cash equivalents were $52.7 million as of September 30, 2016, as compared to $56.5 million as of December 31, 2015. During the nine months ended September 30, 2016, the Company generated net cash flow from operating activities of $115.4 million primarily from results of operations in addition to changes in working capital. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of September 30, 2016, the Company had approximately $45.7 million of its cash and cash equivalents held outside of the United States, consisting of $29.6 million in Canada, $7.2 million in the Netherlands, $7.1 million in the United Kingdom, $1.1 million in Germany, and $0.7 million in the United Arab Emirates. There are certain earnings related to the Company’s Canadian and Netherlands operations that have historically been deemed permanently reinvested. As of September 30, 2016, the incremental tax associated with these earnings if the cash balances were repatriated to the United States would approximate $2.5 million.

Cash Flows

Operating Activities

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Net income	$47,083	$28,078
Depreciation and amortization	31,206	27,040
Deferred income taxes	(3,549)	(1,128)
Loss from discontinued operations	771	233
Other non-cash items	13,203	8,780
Changes in assets and liabilities	26,708	13,340
Net cash provided by operating activities	$115,422	$76,343

Net cash provided by operating activities increased $39.1 million, primarily from results of operations and changes in working capital.

Investing Activities

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Capital expenditures	$(32,582)	$(19,030)
Cash paid for acquired businesses	(145,735)	(430)
Proceeds from dispositions of property and other assets	774	844
Net cash used in investing activities	$(177,543)	$(18,616)

Net cash used in investing activities increased $158.9 million, primarily due to cash payments, net of cash acquired, of $145.7 million for the 2016 acquisitions of ON Services, CATC, and Maligne Lake Tours and an increase in capital expenditures, primarily due to the Banff Gondola renovations.

Financing Activities

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Proceeds from borrowings	$153,000	$35,000
Payments on debt and capital lease obligations	(86,989)	(58,981)
Acquisition of business - deferred consideration	—	(896)
Dividends paid on common stock	(6,079)	(6,020)
Debt issuance costs	(340)	—
Common stock purchased for treasury	(679)	(4,776)
Other	60	1,054
Net cash provided by (used in) financing activities	$58,973	$(34,619)

The change in net cash provided by (used in) financing activities was primarily due to an increase in net borrowings of $90.0 million related to the acquisitions of ON Services and CATC completed in 2016 and a decrease in cash used for common stock repurchases of $4.1 million.

Debt and Capital Lease Obligations

Refer to Note 11 – Debt and Capital Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion.

Share Repurchases

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. During the nine months ended September 30, 2015, the Company repurchased 141,462 shares on the open market for $3.8 million. No repurchases were made during the nine months ended September 30, 2016. As of September 30, 2016, 440,540 shares remained available for repurchase. The authorization of the Board of Directors does not have an expiration date. In addition, during the nine months ended September 30, 2016 and 2015, the Company repurchased 24,432 shares for $0.7 million and 34,364 shares for $0.9 million, respectively, related to tax withholding requirements on vested share-based awards.

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

Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany, and to a lesser extent, in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s condensed consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its condensed consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation losses recorded in stockholders’ equity of $22.5 million and $23.3 million as of September 30, 2016 and December 31, 2015, respectively. During the three and nine months ended September 30, 2016, unrealized foreign currency translation losses of $3.8 million and unrealized foreign currency translation gains of $0.7 million, respectively, were recorded in other comprehensive income. During the three and nine months ended September 30, 2015, unrealized foreign currency translation losses of $11.5 million and $23.1 million, respectively, were recorded in other comprehensive income.

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

The following tables summarize the FX Impact on revenue and segment operating results from Viad’s significant international operations for the three and nine months ended September 30, 2016 and 2015, excluding the effect of 2016 acquisitions:

Three months ended September 30, 2016 and 2015:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2016	2015	(in thousands)	2016	2015	(in thousands)
Marketing & Events Group:
Canada (CAD)	$0.77	$0.76	$9	$0.77	$0.78	$6
United Kingdom (GBP)	$1.31	$1.53	(8,080)	$1.32	$1.59	(309)
Europe (EUR)	$1.12	$1.12	115	$1.14	$1.09	17
			(7,956)			(286)
Travel & Recreation Group
Canada (CAD)	$0.77	$0.77	(60)	$0.77	$0.77	(46)
			$(8,016)			$(332)

Nine months ended September 30, 2016 and 2015:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2016	2015	(in thousands)	2016	2015	(in thousands)
Marketing & Events Group:
Canada (CAD)	$0.76	$0.79	$(1,794)	$0.78	$0.82	$(49)
United Kingdom (GBP)	$1.38	$1.53	(13,559)	$1.25	$1.49	(339)
Europe (EUR)	$1.12	$1.11	203	$1.13	$1.04	42
			(15,150)			(346)
Travel & Recreation Group
Canada (CAD)	$0.77	$0.78	(1,297)	$0.77	$0.77	96
			$(16,447)			$(250)

Viad’s revenue and segment operating results were primarily impacted by the weakening of the British pound relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating results are translated into U.S. dollars.

Viad is exposed to foreign exchange transaction risk, as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of September 30, 2016, Viad did not have any foreign currency forward contracts outstanding.

Viad is exposed to short-term and long-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of September 30, 2016, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of Viad’s common stock that were repurchased during the three months ended September 30, 2016 by Viad pursuant to publicly announced plans or programs, as well as from employees, former employees, and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	199	31.63	—	440,540
August 1, 2016 - August 31, 2016	608	36.03	—	440,540
September 1, 2016 - September 30, 2016	—	—	—	440,540
Total	807	34.95	—	440,540

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. No shares were repurchased on the open market during the three and nine months ended September 30, 2016. As of September 30, 2016, 440,540 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date.
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

10.A.

Joinder to Guaranty, dated as of August 31, 2016, by and among CIRI Alaska Tourism Corporation and JPMorgan Chase Bank, N.A., as agent, in favor of the agent and the lender parties thereto, filed as Exhibit 4.A to Viad Corp’s Form 8-K filed September 2, 2016, is hereby incorporated by reference.

10.B.

Joinder to Amended and Restated Subsidiary Pledge and Security Agreement, dated as of August 31, 2016, by and among CIRI Alaska Tourism Corporation and JPMorgan Chase Bank, N.A., as agent, in favor of the agent and the lender parties thereto, filed as Exhibit 4.B to Viad Corp’s Form 8-K filed September 2, 2016, is hereby incorporated by reference.

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

VIAD CORP
(Registrant)

November 4, 2016	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer
(Chief Accounting Officer and Authorized Officer)