Form 10-K
period 2016-12-31
VIAD CORP
filed 2017-03-06
CIK 884219

As filed with the Securities and Exchange Commission on March 6, 2017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was approximately $618 million.

Registrant had 20,327,636 shares of Common Stock ($1.50 par value) outstanding as of January 31, 2017.

Documents Incorporated by Reference

A portion of the Proxy Statement for the Annual Meeting of Shareholders of Viad Corp, which is scheduled to be held on May 18, 2017, is incorporated by reference into Part III of this Annual Report.

PART I

Item 1. Business

Viad Corp (“Viad” or the “Company”) is an international experiential services company with operations in the United States, Canada, the United Kingdom, continental Europe, and the United Arab Emirates. Viad is committed to providing unforgettable experiences to its clients and guests. Viad operates through the following two main business groups:

•	GES, previously referred to as the Marketing & Events Group, is a world-class live event service provider to some of the most visible and influential events and global brands; and
•	Pursuit, previously referred to as the Travel & Recreation Group, is a collection of iconic natural and cultural destination travel experiences that enjoy perennial demand.

GES accounted for 88 percent of Viad’s 2016 consolidated revenue and 58 percent of Viad’s 2016 consolidated segment operating income(1). Pursuit accounted for 12 percent of Viad’s 2016 consolidated revenue and 42 percent of Viad’s 2016 consolidated segment operating income(1).

(1)

Segment operating income is defined by Viad as net income attributable to Viad before income (loss) from discontinued operations, corporate activities and eliminations, interest expense and interest income, income taxes, restructuring charges, impairment losses and recoveries, and the reduction for income attributable to non-controlling interest. Refer to Note 21 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for a reconciliation of segment operating income to the most directly comparable GAAP measure.

GES is a global, full-service provider for live events that produces exhibitions, conferences, corporate events, and consumer events. GES offers a comprehensive range of live event services, from the design and production of compelling, immersive experiences that engage audiences and build brand awareness, to material handling, rigging, electrical, and other on-site event services. In addition, GES offers clients a full suite of audio-visual services from creative and technology to content and design, along with online tools powered by next generation technologies that help clients easily manage the complexities of their events. GES’ National Servicenter® has been recognized with certification under the J.D. Power and Associates Certified Call Center ProgramSM for the past eight years, and GES was named one of the “World’s 50 Largest Agency Companies” for the seventh year in a row by Ad Age.

GES’ clients include event organizers and corporate brand marketers. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products, and build business relationships. GES serves corporate brand marketers when they exhibit at shows and when GES is engaged to manage their global exhibit program or produce their proprietary corporate events. See “Item 1A - Risk Factors - The failure of a large client to renew its services contract or the loss of business from exhibition facilities could adversely impact revenue” for a discussion of the risks related to GES’ client relationships, which is incorporated herein by reference.

GES is divided into two reportable segments based on geography: GES U.S. and GES International.

•

GES U.S. holds a leading position in the U.S. with full-service operations in every major exhibition market in the U.S., including: Las Vegas, Nevada; Chicago, Illinois; Orlando, Florida; New York, New York; and Los Angeles, California.

•

GES International holds leading positions in Canada, Europe, and the Middle East. GES International has full-service operations at many of the most active and popular event destinations and venues, including seven cities in Canada, six cities in the United Kingdom, one city in Germany, two cities in the United Arab Emirates, and two cities in the Netherlands.

Markets Served

GES U.S. and GES International both provide a full suite of services for event organizers and corporate brand marketers across four live event markets: (i) Exhibitions; (ii) Conferences; (iii) Corporate Events; and (iv) Consumer Events (collectively, “Live Events”).

LIVE EVENT	PURPOSE	% GES 2016 REVENUE
Exhibitions	Primary purpose is to facilitate business-to-business and business-to-consumer sales and marketing.	65%
Conferences	Primary purpose is to facilitate attendee education. An expo or trade show may be held in conjunction to further facilitate attendee education and to facilitate business-to-business and business-to-consumer sales and marketing.	23%
Corporate Events	Primary purpose is to facilitate attendee education of sponsoring company’s products or product ecosystem.	8%
Consumer Events	Primary purpose is to entertain, educate, or create an experience, typically around a specific genre.	4%

Services Offered

GES offers a comprehensive range of services and innovative technology to event organizers and corporate brand marketers including (i) Core Services; (ii) Event Technology; and (iii) Audio-Visual.

Core Services

GES provides official contracting services and products to event organizers and corporate brand marketers for Live Events in both GES U.S. and GES International. Contracting services and products are provided primarily to Exhibitions and to a lesser degree to Conferences, Corporate Events, and Consumer Events. GES U.S. Core Services accounted for 61 percent of Viad’s 2016 and 2015 consolidated revenue and 64 percent of Viad’s 2014 consolidated revenue. GES International Core Services accounted for 19 percent of Viad’s 2016 consolidated revenue and 23 percent for Viad’s 2015 and 2014 consolidated revenue.

GES U.S. and GES International generally provide the same level of services and products. The following is a general list of exclusive and discretionary services and products provided to Live Event organizers and exhibitors:

Exclusive Services:		Discretionary Services:
Event Organizers:	Corporate Brand Marketers:	Corporate Brand Marketers:
Event Planning and Production	Material Handling	Creative Design and Strategy
Look and Feel Design	Electrical Distribution	Integrated Marketing and Pre/Post Event Communications
Layout and Floor Plan Designs	Cleaning	Event Surveys
Furnishings and Carpet	Plumbing	Return on Investment Analysis
Show Traffic Analysis	Overhead Rigging	Online Management Tools
Marketing and Strategy	Booth Rigging	Attendee/Exhibit Booth Traffic Analysis
Electrical Distribution		Staff Training
Cleaning		Logistics/Transportation
Plumbing		Storage/Refurbishment of Exhibits
Overhead Rigging		Furnishings and Carpet
Booth Rigging		Installation and Dismantling Labor
Tradeshow program management

Exclusive Products:		Discretionary Products:
Event Organizers:		Corporate Brand Marketers:
Signage		Custom Exhibit Design/Construction
Common Area Structures		Portable/Modular Exhibits and Design
Graphics and Signage

Under various agreements with event organizers of Live Events, GES serves as the official services contractor and provides the services and products listed above. As the official services contractor, GES is designated as the exclusive provider of certain services to exhibitors participating in a Live Event. This designation provides exhibitors with a single point of contact to facilitate a timely, safe, and efficient move-in and move-out of a Live Event and to facilitate an organized, professional, during-show experience. Regardless if GES is the official services contractor of a Live Event, GES competes with other service providers to sell discretionary services to exhibitors. GES also offers discretionary services, combined with complete event program management, including creative design, strategy, and planning to corporate brand marketers across all Live Events in which they participate.

Event Technology

GES U.S. and GES International offer a comprehensive range of event technology services including event accommodation solutions, registration and data analytics, and event management tools.

•Event accommodation solutions. GES U.S. provides end-to-end event accommodation services in North America. GES positioned itself as the leading provider of event accommodations with its 2014 acquisitions of onPeak LLC and Travel Planners, Inc. (collectively, “onPeak”). As the distributor of exclusive accommodations services for a Live Event, GES is responsible for researching and recommending local hotels, securing room blocks, marketing reserved room blocks to event attendees and corporate brand marketers, managing attendee and corporate brand marketer reservations, and addressing any accommodations concerns during the show. Event accommodations offer GES the unique potential to serve multiple Live Event participants through a single integrated service network. Event attendees and corporate brand marketers benefit from GES’ accommodations services by receiving convenient and affordable hotel accommodations. Additionally, event organizers benefit from GES’ management of complex hotel booking administration before, during, and after the event. GES also helps drive revenue per available room for hotels by acting as a direct sales channel to high-value, professional guests.

•Registration and data analytics. GES International and GES U.S. provide event registration and data analytic services. GES positioned itself as a leading provider of registration services for Live Events in Europe with the 2014 acquisition of N200 Limited and its affiliates (collectively, “N200”). GES provides both a software-as-a-service model and fully managed options for registration and ticketing, lead management, and reporting and analytics. Its multi-lingual and multi-currency technology enables a common platform for global event organizers. During the fourth quarter of 2016, GES officially launched registration and data analytic services to the U.S. market.

•Event management tools. GES U.S. and GES International provide event management tools for Live Events which include online ordering capabilities, sponsoring management tools, content management systems, and live event tracking.

GES U.S. provides all three of the above event technology services which accounted for three percent of Viad’s 2016 and 2015 consolidated revenue and one percent of Viad’s 2014 consolidated revenue. GES International provides registration and data analytics and event management tools which accounted for one percent of Viad’s 2016 and 2015 consolidated revenue and less than one percent of Viad’s 2014 consolidated revenue.

Audio-Visual

GES offers a variety of audio-visual and digital services for Live Events and corporate brand marketers in both GES U.S. and GES International. GES expanded its audio-visual services through the acquisition of two leading audio-visual production businesses: ON Event Services, LLC (“ON Services”) and Blitz Communications Group Limited and its affiliates (collectively, “Blitz”). The assets and operations of ON Services were acquired in August 2016. ON Services’ in-house audio-visual production services enhance GES’ ability to gain market share in the Corporate Event markets in North America and enables GES to cross-sell its services and technology offerings. With the 2014 acquisition of Blitz, GES took a prominent position in the United Kingdom audio-visual market with services in continental Europe. GES combines the science of innovative digital solutions with the latest audio-visual technology and superior service to create award-winning attendee engagements. Services provided include digital design and content, media production, content testing, equipment rental, staging, and creative services. GES U.S. audio-visual services accounted for three percent of Viad’s 2016 consolidated revenue, one percent of Viad’s 2015 consolidated revenue, and less than one percent of Viad’s 2014 consolidated revenue. GES International audio-visual services accounted for two percent of Viad’s 2016 and 2015 consolidated revenue and one percent of Viad’s 2014 consolidated revenue.

Seasonality and Show Rotation

GES U.S. and GES International exhibition and event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows, as some shows are not held each year and some may shift between quarters. During 2016, GES U.S. reported its highest revenue during the second and third quarters. During 2015, GES U.S. reported its highest revenue during the first and second quarters. GES International generally reports its highest revenue during the second and fourth quarters. The show rotation revenue metric refers to the net change in revenue from 2015 to 2016 due to show movement between quarters and years. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next. See “Item 1A – Risk Factors – Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods” and “Item 1A – Risk Factors - Show rotation impacts overall profitability and makes comparisons between periods difficult,” which are incorporated herein by reference.

Competition

GES U.S. and GES International generally compete across all classes of services and all markets in the Live Events industry on the basis of discernible differences, value, quality, price, convenience, and service. GES has a competitive advantage through its worldwide network of resources, experienced personnel, pioneering service programs and offerings, first class execution, proprietary technology platforms, and financial strength. All known U.S. competitors and most international competitors are privately held companies that provide limited public information regarding their operations. The primary competitor for GES within its Core Services is The Freeman Company (a privately held, U.S. headquartered company); however, there is substantial competition from a large number of service providers in the other categories of service offerings.

Growth Strategy

GES is committed to becoming the preferred global, full-service provider for Live Events. GES holds a dominate market position in Exhibitions and is pursuing a focused and disciplined growth strategy of expanding its market share in the currently under-penetrated Conferences, Corporate Events, and Consumer Events. GES has uniquely combined the art of high-impact creativity, service, and expertise with the science of easy-to-use technology, strategy, and worldwide logistics to help clients gain a greater return from their events and enhance the exhibitor experience.

•	Global Reach. Leverage global capabilities and large customer base to drive continued growth in new services and other Live Events;
•	Full-Service Provider. Growth of adjacent services to create a unique and integrated offering to deepen client relationships, expand client base, and increase share of total event spend; and
•	Live Events. Penetration into other live events to extend industry leadership and leverage capabilities.

With its 2016 acquisition of the assets and operations of ON Services and its 2014 acquisitions of Blitz, onPeak, and N200, GES made significant progress toward creating the most comprehensive suite of services for the Live Events industry. GES extended its audio-visual services to North America with the acquisition of ON Services and beyond North America with the acquisition of Blitz, positioned itself as a leading event registration and data intelligence services provider in Europe with the acquisition of N200, and acquired a leading event accommodations company, onPeak. In 2016, these acquisitions enhanced overall competitiveness, facilitated growth in under-penetrated areas, and formed a basis for a data platform. The Company continues to pursue opportunities to acquire businesses with proven products and services that complement, enhance, or expand current businesses or offer growth opportunities.

Recent Developments of GES

•

Acquisition of ON Services. On August 11, 2016, the Company acquired the assets and operations of ON Services, a leading provider of audio-visual production services for Live Events in the United States. ON Services specializes in corporate events and exhibitions, supporting more than 1,000 Live Events annually with production services, including audio, video, lighting, mapping, and scenic design. In addition, the business produces high-end entertainment events and is the preferred in-house provider of audio-visual services for venues, including hotels, arenas, and conference centers.

•

Cross-selling opportunities. GES is effectively positioned to cross-sell an increasingly comprehensive suite of service offerings with a convenient approach to service delivery that differentiates GES from its competition.

•

Registration and data analytic services entrance in U.S. and Asia markets. GES officially launched registration and data analytic services in the U.S. market during the fourth quarter of 2016. The planned entrance of registration and data services in the Asia market is expected in early 2017 with an office opening in Hong Kong.

The Travel & Recreation Group introduced the “Pursuit” brand in 2017 to align all of its businesses around a common vision, mission, and set of core values. Pursuit is a collection of iconic natural and cultural destination travel experiences in North America that showcase the best of Banff, Jasper, Waterton Lakes, Glacier, Denali, and Kenai Fjords National Parks, and Vancouver, Canada. Through Pursuit’s collection of unique hotels and lodges, world-class recreational attractions, and ground transportation services, it connects guests to iconic places through unforgettable, inspiring experiences. Pursuit draws its guests from major markets, including Canada, the United States, China, the United Kingdom, Australia/New Zealand, Asia Pacific, and Europe. Pursuit markets directly to consumers, as well as through distribution channels that include tour operators, tour wholesalers, destination management companies, and retail travel agencies and organizations. Pursuit is composed of the following collections:

Brewster Travel Canada

Brewster Travel Canada is a leading travel and tourism provider in the Canadian Rockies in Alberta, Canada with two lodging properties in Banff National Park, one lodging property in Jasper National Park, five world-class recreational attractions, food and beverage services, retail operations, sightseeing and transportation services.

Alaska Collection

The Alaska Collection is a leading travel and tourism provider in Alaska with two lodging properties and a sightseeing excursion in Denali National Park and Preserve, a lodge in Talkeetna, Alaska’s top rated wildlife and glacier cruise, and two lodging properties located near Kenai Fjords National Park. The Alaska Collection also provides food and beverage services and retail operations with respect to those properties.

Glacier Park, Inc.

Glacier Park, Inc. is an operator of seven lodging properties, twelve retail shops, and eleven dining outlets in and around Glacier National Park in Montana, one of the most visited national parks in the United States, and Waterton Lakes National Park in Alberta, Canada, with a leading share of rooms in that market. Glacier Park, Inc. is an 80 percent owned subsidiary of Viad.

FlyOver Canada

FlyOver Canada is a one-of-a-kind virtual flight ride experience located in Vancouver, Canada that combines motion seating, spectacular media, and visual effects including wind, scents, and mist to give the unforgettable experience of flying across Canada.

Pursuit is composed of four lines of business: (i) Hospitality (including food and beverage services and retail operations); (ii) Attractions (including food and beverage services and retail operations); (iii) Transportation; and (iv) Travel Planning. These four lines of business work together, driving economies of scope and meaningful scale in and around the iconic destinations of Banff, Jasper, and Waterton Lakes National Parks and Vancouver in Canada, and Glacier, Denali, and Kenai Fjords National Parks in the United States.

	Hospitality (# of rooms)	Attractions	Transportation (6)	Travel Planning (6)
Brewster Travel Canada	Elk + Avenue Hotel (164) (1) Glacier View Inn (32) Mount Royal Hotel (135) (2)	Banff Gondola Banff Lake Cruise Columbia Icefield Glacier Adventure Glacier Skywalk Maligne Lake Tours(3)	Airporter Services Charter Motorcoach Services Sightseeing Tours	Corporate Event Management Services Explore Rockies Activity Booking Centers
Alaska Collection	Denali Backcountry Lodge (42) Denali Cabins (46) Kenai Fjords Wilderness Lodge (8)(4) Seward Windsong Lodge (180)(4) Talkeetna Alaska Lodge (212)(4)	Kenai Fjords Tours(4)	Denali Backcountry Adventure	Travel Planning Services
Glacier Park, Inc.	Apgar Village Lodge (48) Glacier Park Lodge (162) Grouse Mountain Lodge (144) Motel Lake McDonald (27) Prince of Wales Hotel (86) St. Mary Lodge (117) West Glacier Motel & Cabins (32)
FlyOver Canada		FlyOver Canada - Vancouver(5)
(1)	The Elk + Avenue Hotel, formerly known as the Banff International Hotel, was renamed in 2016.
(2)	The Mount Royal Hotel was damaged by a fire on December 29, 2016 and will be closed for reconstruction during 2017.
(3)	In January 2016, the Company acquired the business of Maligne Tours Ltd. (“Maligne Lake Tours”), which offers sightseeing boat tours on Maligne Lake in Jasper National Park.
(4)

In March 2016, the Company acquired CATC Alaska Tourism Corporation, formerly known as CIRI Alaska Tourism Corporation (“CATC”), the operator of an Alaskan tourism business that includes the Kenai Fjords Tours marine sightseeing attraction and three lodges.

(5)

In December 2016, the Company acquired FlyOver Canada, a recreational attraction that provides a virtual flight ride experience with a combination of motion seating, a four-story movie screen, and media and visual effects.

(6)	During 2016, the Company began to phase out third party tour and travel products within Canada and exited summer season charter transportation services.

Hospitality

Pursuit provides lodging accommodations, food and beverage services, and retail operations through its collection of unique hotels and lodges varying from hikers’ cabins to grand and historic lodges.

•Mount Royal Hotel and Elk + Avenue Hotel are located in the heart of Banff National Park in downtown Banff, Alberta, Canada.

•Glacier View Inn is located on the Columbia Icefield between Lake Louise and Jasper in Jasper National Park.

•Denali Backcountry Lodge is located in the heart of the Denali National Park.

•Denali Cabins are located near the entrance to the Denali National Park.

•Kenai Fjords Wilderness Lodge is located on a private island in Resurrection Bay adjacent to the Kenai Fjords National Park.

•Seward Windsong Lodge is located near Kenai Fjords National Park in Seward, Alaska.

•Talkeetna Alaskan Lodge is located in Talkeetna, Alaska on the south side of Denali National Park.

•Apgar Village Lodge and Motel Lake McDonald are located inside Glacier National Park.

•Glacier Park Lodge is located in East Glacier, Montana.

•Grouse Mountain Lodge is located near Glacier National Park in Whitefish, Montana.

•Prince of Wales Hotel is located in Waterton Lakes National Park, Alberta, Canada.

•St. Mary Lodge is located outside the east entrance of Glacier National Park in St. Mary, Montana.

•West Glacier Motel & Cabins are located outside the west entrance of Glacier National Park.

Attractions	Pursuit owns and operates the following attractions in the Canadian Rocky Mountains, Vancouver, and in Alaska:

Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. The Company completed the upper terminal redevelopment project in 2016, which resulted in 25 percent more square footage, an improved layout, optimized food and beverage and retail space, interactive exhibits, and a multisensory theatre. The Banff Gondola refresh project has been honored with two Top Project Awards from Alberta Construction Magazine. The Banff Gondola’s winning categories include the People’s Choice Award and the Commercial Award (Under $50 Million). The Banff Gondola is rated by Trip Advisor as the #1 “Things to do in Banff” and has been awarded with the Trip Advisor Certificate of Excellence.

Banff Lake Cruise provides guests a unique sightseeing experience through interpretive boat cruises on Lake Minnewanka in the Canadian Rockies. The Banff Lake Cruise operations are located adjacent to the town of Banff and include boat tours, small boat rentals, and charter fishing expeditions. The Banff Lake Cruise has been awarded with the Trip Advisor Certificate of Excellence.

Columbia Icefield Glacier Adventure is a tour of the Athabasca Glacier on the Columbia Icefield, and provides guests the experience to view one of the largest accumulations of ice and snow south of the Arctic Circle. Guests ride in a giant “Ice Explorer,” a unique vehicle specially designed for glacier travel. The Columbia Icefield Glacier Adventure has been awarded with the Trip Advisor Certificate of Excellence.

Glacier Skywalk is a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley, in close proximity to the Company’s Columbia Icefield Glacier Adventure attraction in Jasper National Park, Alberta, Canada. The Glacier Skywalk, which opened in May 2014, has experienced robust visitor traffic and continues to win awards and receive international recognition for its innovative design and environmentally sound architecture, including the prestigious Governor General’s Medals in Architecture in 2016.

FlyOver Canada provides a virtual flight ride experience that showcases some of Canada’s most awe-inspiring scenery from coast to coast. The state-of-the-art, multi-sensory experience combines motion seating, spectacular media, and special effects including wind, scents, and mist, to provide a true flying experience for guests. FlyOver Canada is ideally located in downtown Vancouver, Canada. FlyOver Canada is rated by Trip Advisor as the #1 “Fun & Games in Vancouver” and has been awarded with the Trip Advisor Certificate of Excellence.

Kenai Fjords Tours is the most popular Alaska wildlife and glacier day cruise offering guests unforgettable sights of towering glaciers, humpback and grey whales, orcas, arctic birdlife, sea lions, seals, and porpoises of Kenai Fjords National Park. Tours range from a few hours to full days, with some tours including a full meal of wild Alaska salmon, prime rib and Alaskan King Crab on Fox Island. Kenai Fjords Tours has been awarded with the Trip Advisor Certificate of Excellence.

Maligne Lake Tours provides interpretive boat tours and related services at Maligne Lake, the largest lake in Jasper National Park, Alberta, Canada. Maligne Lake Tours has seven tour boats, a marina and day lodge that offers food and beverage and retail services, a historic chalet complex and boat house that offers canoes, kayaks, and rowboats for rental. Maligne Lake Tours has been awarded with the Trip Advisor Certificate of Excellence.

Transportation

Brewster Travel Canada’s transportation operations currently include sightseeing tours, airport shuttle services, and charter motorcoach services. The sightseeing services include seasonal half- and full-day tours from Calgary, Banff, Lake Louise, and Jasper, Canada and bring guests to the very best parts of Banff and Jasper National Parks. The charter business operates a fleet of luxury motorcoaches, available for groups of any size, for travel throughout the Canadian provinces of Alberta and British Columbia during the winter months. In 2016, Brewster Travel Canada exited certain low-margin, capital-intensive charter businesses in the summer season to improve overall profitability and return on invested capital. The Alaska Collection offers a unique sightseeing tour 92 miles deep into Denali National Park.

Travel Planning

Brewster Travel Canada offers a full suite of corporate and event management services for meetings, conferences, incentive travel, sports, and special events. Event-related service offerings include staffing, off-site events, tours/activities, team building, accommodations, event management, theme development, production, and audio-visual services. Brewster Travel Canada also owns and operates eight Explore Rockies activity booking centers throughout Banff and Jasper National Parks and Calgary, Alberta. In 2016, Brewster Travel Canada began phasing out third party package tour and travel products to align with its goal of delivering premium experiences and improving its overall profit margin. The Alaska Collection provides complete travel planning services throughout Alaska.

Seasonality

Pursuit experiences peak activity during the summer months. During 2016, 90 percent of Pursuit’s revenue was earned in the second and third quarters. See “Item 1A – Risk Factors – Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods,” which is incorporated herein by reference.

Competition

Pursuit generally competes on the basis of location, uniqueness of facilities, service, quality, and price. Competition exists both locally and regionally across all four lines of business. The hospitality business has a large number of competitors and competes for leisure travelers (both individual and tour groups) across the United States and Canada. Pursuit has a competitive advantage through its distinctive attractions and the iconic destinations of its assets.

Growth Strategy

Pursuit remains focused on delivering inspiring and unforgettable experiences in iconic locations while growing and enhancing its unique portfolio of integrated tourism assets through its Refresh-Build-Buy growth initiatives.

•	Refresh. Refresh assets and processes to optimize market position and maximize returns;
•	Build. Build new assets that create new revenue streams with economies of scale and scope; and
•	Buy. Buy strategic assets that drive economies of scale and scope with strong returns.

Pursuit continued to make progress with its Refresh-Build-Buy growth initiatives by completing a major renovation of the Banff Gondola and the Elk + Avenue Hotel during 2016. The Glacier Skywalk continues to win awards and receive international recognition for its innovative design and environmentally sound architecture. Pursuit also complemented its existing assets with the acquisition of Maligne Lake Tours, CATC, and FlyOver Canada in 2016. The Company continues to search for opportunities to acquire or build/construct high return tourism assets in iconic natural and cultural destinations that enjoy perennial demand, bring meaningful scale and market share, and offer cross-selling advantages with a combination of attractions and hotels.

Recent Developments of Pursuit

•

Renovation of the Banff Gondola. The Company completed the redevelopment project of the Banff Gondola in 2016. This renovation featured approximately 25 percent more square footage, including an 8,000 square foot rooftop viewing deck. The renovation also included enhanced retail and dining offerings and a state of the art interpretive area including new experiential areas such as a high definition theater.

•

Acquisition of Maligne Lake Tours. On January 4, 2016, the Company acquired the business of Maligne Lake Tours, which offers sightseeing boat tours on Maligne Lake, a picturesque glacial lake in Jasper National Park. The Maligne Lake Tours acquisition strengthens the Company’s presence in the Jasper National Park area and adds another world-class attraction to its portfolio of services. The operations of Maligne Lake Tours are integrated with Brewster Travel Canada.

•

Acquisition of CATC. On March 11, 2016, the Company acquired CATC, the operator of an Alaskan tourism business that includes the number one wildlife and glacier cruise in Alaska and three unique lodges. The operations of CATC are integrated with the Alaska Collection.

•

Acquisition of FlyOver Canada. On December 29, 2016, the Company acquired FlyOver Canada, a recreational attraction located in downtown Vancouver, Canada that provides a virtual flight ride experience with a combination of motion seating, a four-story movie screen, and media and visual effects.

Financial information on Viad’s reportable segments and geographic areas is contained in Note 21 – Segment Information of the Notes to Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

Intellectual Property

Viad and its subsidiaries own or have the right to use registered trademarks and trademarks pending registration, used in their businesses, including Global Experience Specialists & design®, GES®, GES Servicenter®, GES National Servicenter®, GES MarketWorks®, The Art and Science of Engagement®, Trade Show Rigging TSR®, TSE Trade Show Electrical & design®, Earth Explorers®, Compass Direct®, ethnoMetrics®, eXPRESSO®, FIT®, FLYOVER®, eco-sense®, ONPEAK®, Above Banff®, Alaska Denali Travel®, Alaska Denali Escapes®, Alaska Heritage Tours®, Kenai Fjords Tours & design®, Kenai Fjords Wilderness Lodge®, Seward Windsong Lodge & design®, Talkeetna Alaskan Lodge®, Explore Rockies®, Denali Backcountry Adventure®, Denali Backcountry Lodge®, and Denali Cabins®. Viad and its subsidiaries also own or have the right to use many registered trademarks and trademarks pending registration outside of the United States, including GES®, ShowTech®, Brewster Travel Canada & design®, Brewster Attractions Explore & design®, Brewster Hospitality Refresh & design®, Glacier Skywalk®, Above Banff®, Explore Rockies®, FLYOVER®, Soaring Over Canada®, Elk + Avenue Hotel®, Brewster Epic Summer Pass®, and escape.connect.refresh.explore®. Viad also has trademark applications in process both in and outside the United States relating to the Pursuit brand. United States trademark registrations are for a term of 10 years and are renewable every 10 years as long as the trademarks are used in the regular course of business.

The Company owns patents that it believes provide competitive advantages in the marketplace for its exhibit and exhibition services. Its patented technology relating to a modular structure having a load-bearing surface provides efficiencies and cost savings in the design, manufacture, assembly, take down, and maintenance of displays and exhibitions. Its patented invention relating to a surface-covering installation tool and method not only reduces direct labor costs, but provides improved worker safety. The Company also owns a number of design patents for its retail merchandising units. United States utility patents are currently granted for a term of 20 years from the date a patent application is filed and United States design patents are currently granted for a term of 14 years from the date granted. GES has extensive design libraries with copyright protections and owns copyright registrations for a number of the designs within its design libraries. Copyright protection for such work is 95 years from the date of publication or 120 years from creation, whichever is shorter.

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

Some of Viad’s current and former businesses are subject to U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. Compliance with federal, state and local environmental, health and safety provisions, including, but not limited to, those regulating the discharge of materials into the environment and other actions relating to the environment, have not had, and are not expected to have, a material effect on Viad’s capital expenditures, competitive position, financial condition or results of operations. See “Item 1A - Risk Factors - Liabilities relating to prior and discontinued operations may adversely affect results of operations” and Note 20 – Litigation, Claims, Contingencies, and Other of the Notes to the Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for a discussion of the risks related to liabilities arising from the Company’s compliance with federal, state, and local environmental laws, which are incorporated herein by reference.

Employees

Viad’s businesses had the following number of employees as of December 31, 2016:

	Number of Employees	Regular Full-Time Employees Covered by Collective Bargaining Agreements
GES	2,967	951
Pursuit	414	59
Viad Corporate	55	—
Total	3,436	1,010

Viad believes that relations with its employees are good and that collective-bargaining agreements expiring in 2017 will be renegotiated in the ordinary course of business without a material adverse effect on Viad’s operations.

Viad is governed by a Board of Directors comprised of seven non-employee directors and one employee director, and has an executive management team consisting of five executive officers.

Financial Information about Restructuring Charges

Refer to Note 18 – Restructuring Charges of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for information regarding restructuring charges.

Financial Information about Segments

Refer to Note 21 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for segment financial information.

Financial Information about Geographic Areas

Refer to Note 21 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for geographic area financial information.

Available Information

Viad’s website address is www.viad.com. All of Viad’s filings with the Securities and Exchange Commission (“SEC”), including Viad’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge on Viad’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information contained on Viad’s website is neither a part of, nor incorporated by reference into, this Annual Report on Form 10-K. In addition, the public may read and copy materials that Viad filed with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC’s website address is www.sec.gov.

Viad’s investor relations website is www.viad.com/investors/investor-center/default.aspx and includes key information about the Company’s corporate governance initiatives, including its Corporate Governance Guidelines, charters of the committees of the Board of Directors, Code of Ethics, and information concerning Viad’s Board of Directors and methods for communicating with directors.

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

Viad’s businesses and results of operations are adversely affected by deterioration in general economic conditions. Viad’s businesses are sensitive to fluctuations in general economic conditions and are impacted by changes in the cost of materials and operating supplies. The results of operations for GES U.S. and GES International depend largely on the number of exhibitions held and on the size of exhibitors’ marketing expenditures, which in turn depend partly on the strength of particular industries in which exhibitors operate. The number and size of exhibitions generally decrease when the economy weakens.

Further, many exhibitors’ marketing budgets are partly discretionary, and are frequently among the first expenditures reduced by exhibitors when economic conditions deteriorate, resulting in reduced spending by exhibitors for the Company’s services. Marketing expenditures often are not increased until economic conditions improve. As a result, during periods of general economic weakness, the results of operations for GES are adversely affected.

Revenue from Pursuit depends largely on the amount of disposable income that consumers have available for travel and vacations. This amount decreases during periods of weak general economic conditions.

Viad’s results of operations are impacted by changes in foreign currency exchange rates. Viad conducts foreign operations primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of those foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates, relative to the U.S. dollar, may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities.

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

During 2016, GES derived approximately 24 percent of its revenue and 19 percent of its segment operating income from GES International. During 2016, Pursuit derived approximately 59 percent of its revenue and 74 percent of its segment operating income from its Canadian operations, which are largely dependent on foreign customer visitation. Accordingly, the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations of Pursuit.

Show rotation impacts overall profitability and makes comparisons between periods difficult. The business activities of GES are largely dependent upon the frequency, timing, and location of exhibitions and events. Some large exhibitions are not held annually (they may be held once every two or three years or longer) or may be held at a different time of year than when previously held. In addition, the same exhibition may be held in different locations in different years, and may result in Viad generating lower margins if the exhibition shifts to a higher-cost city. The factors described above may cause the results of operations for those businesses to fluctuate significantly from quarter to quarter or from year to year, making periodic comparisons difficult.

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

The failure of a large client to renew its services contract or the loss of business from exhibition facilities could adversely impact revenue. Although no single client accounted for more than 6.1 percent of Viad’s consolidated revenue in 2016, GES U.S. and GES International have a relatively small number of large exhibition event organizers and large customer accounts. Consistent with industry practice, and only after a favorable review of credit worthiness, some of those larger clients have also been granted extended payment terms. The loss of any of these large clients, or the failure of such clients to pay in accordance with any extended payment terms, could have a material adverse effect on the results of operations of GES U.S. and GES International.

In addition, revenue of GES may be significantly impacted if certain exhibition facilities choose to in-source electrical, plumbing, or other services. When GES is hired as the official services contractor for an exhibition, the event organizer contractually grants an exclusive right to perform those electrical and plumbing services, subject to the exhibition facility’s option to in-source the services (either by performing the services themselves or by hiring a separate service provider). Many exhibition facilities are under financial pressure as a result of conditions generally affecting their industry, including an increased supply of exhibition space. As a result, some of those facilities have sought to in-source all or a large portion of those services. If a large number of facilities with which GES has those relationships choose to in-source those services, such a decision could have a material adverse effect on Viad’s results of operations.

Viad’s key businesses are relationship driven. The business activities of GES U.S. and GES International are heavily focused on client relationships, and, specifically, on the close collaboration and interaction with the client. Those relationships require the account team to become attuned to the client’s desires and expectations in order to provide top-quality service. Viad has in the past lost, and may in the future lose, important clients (and corresponding revenue) if a key member of the account team were to cease employment with the Company and take those customers to a competitor.

Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods. Exhibition and event activity for GES U.S. and GES International varies significantly depending on the frequency and timing of shows, as some shows are not held each year and some may shift between quarters. Pursuit experiences peak activity during the summer months. During 2016, 90 percent of Pursuit’s revenue was earned in the second and third quarters. Because of the seasonal nature of Viad’s businesses, adverse events or conditions occurring during peak periods could have a material adverse effect on Viad’s results of operations.

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

Transportation disruptions and increases in transportation costs could adversely affect Viad’s businesses and results of operations. GES U.S. and GES International rely on independent transportation carriers to send materials and exhibits to and from exhibitions, warehouse facilities, and customer facilities. If Viad’s customers and suppliers were unable to secure the services of those independent transportation carriers at favorable rates, it could have a material adverse effect on Viad’s businesses and results of operations. In addition, disruption of transportation services because of weather-related problems, strikes, lockouts, or other events could adversely affect their ability to supply services to customers and could cause the cancellation of exhibitions, which may have a material adverse effect on the businesses and results of operations.

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

Obligations to fund multi-employer pension plans, to which Viad contributes, may have an adverse impact on its results of operations. Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Viad’s contributions to those multi-employer plans in 2016 and 2015 totaled $25.8 million and $22.0 million, respectively. Viad does not directly manage those multi-employer plans, which are generally managed by boards of trustees. Based upon the information available to Viad from plan administrators, management believes that several of those multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. Viad cannot determine at this time the amount of additional funding, if any, it may be required to make to those plans. However, plan contribution increases, if any, could have a material adverse effect on Viad’s consolidated financial condition, results of operations, and cash flows. Refer to Note 17 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

The new presidential administration may make substantial changes to fiscal and tax policies that may adversely affect Viad’s business. The new presidential administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. The Company cannot predict the impact, if any, of these changes to its business. However, it is possible that these changes could adversely affect its business. It is likely that some policies adopted by the new presidential administration will benefit the Company and others will negatively affect the Company. Until Viad knows what changes are enacted, the Company will not know whether in total it benefits from, or is negatively affected by, the changes.

Viad competes in competitive industries and increased competition could negatively impact its results of operations. Viad is engaged in a number of highly competitive industries. Competition in the Live Events industry and the exhibits and experiential environments industries is driven by price and service quality, among other factors. To the extent competitors seek to gain or retain their market presence through aggressive underpricing strategies, Viad may be required to lower its prices and rates to avoid the loss of related business, thereby adversely affecting it results of operations. In addition, if Viad is unable to anticipate and respond as effectively as competitors to changing business conditions, including new technologies and business models, Viad could lose market share to its competitors. Viad’s inability to meet the challenges presented by the competitive environment could have a material adverse effect on its results of operations.

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

Terrorist attacks, natural disasters or other catastrophic events may have a negative effect on Viad’s business. The occurrence of catastrophic events ranging from natural disasters (such as hurricanes and floods), health epidemics or pandemics, acts of war or terrorism, or the prospect of these events could disrupt Viad’s businesses. Such catastrophic events could impact GES’ production facilities, preventing the Company from timely completing exhibit fabrication and other projects for customers, and could also cause a cancellation of exhibitions and other events held in public venues or a disruption in the services the Company provides to its customers at convention centers, exhibition halls, hotels, and other public venues. Such catastrophic events could also adversely impact the businesses of Pursuit, which are heavily dependent on the ability and willingness of its guests to travel. The guests serviced by Pursuit tend to delay or postpone vacations if natural conditions differ from those that typically prevail at competing lodges, resorts and attractions during a given season, and catastrophic events could impede the guests’ ability to travel, interrupt the Company’s business operations, and/or cause damage to the Company’s properties. If the conditions arising from such events persist or worsen, they could have a material adverse effect on Viad’s results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Viad’s businesses operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom, Germany, the United Arab Emirates, and the Netherlands. The principal properties of Viad are operated by GES, Pursuit, and Viad Corporate and Shared Services as follows:

GES U.S.

GES U.S. operates 20 offices and 33 multi-use facilities (manufacturing, sales and design, office, storage and/or warehouse, and truck marshaling yards). The multi-use facilities vary in size up to approximately 677,800 square feet. Two of the multi-use facilities are owned; all other properties are leased or licensed.

GES International

GES International operates 11 offices and 20 multi-use facilities, with three offices and eight multi-use facilities in Canada, four offices and five multi-use facilities in the United Kingdom, one office and two multi-use facilities in Germany, two offices and three multi-use facilities in the United Arab Emirates, and one office and two multi-use facilities in the Netherlands. The multi-use facilities vary in size up to approximately 133,600 square feet. All properties are leased or licensed.

Pursuit

Pursuit operates eight offices, 25 retail stores, one bus terminal, six garages, seven attractions (Banff Gondola, Banff Lake Cruise, Columbia Icefield Glacier Adventure, Glacier Skywalk, Maligne Lake Tours, Kenai Fjords Tours, and FlyOver Canada), and 15 hotels/lodges (including ancillary food and beverage services, retail, and recreational facilities). All of the facilities are in the United States or Canada. Properties owned include two offices, 23 retail stores, the bus terminal, four garages, all of the attractions, and all of the hotels/lodges. Properties leased include six offices, two retail stores, and two garages. Properties situated on land subject to multiple long-term ground leases with the Canadian government include four hotels/lodges, an office, all of the owned garages, Banff Gondola, Banff Lake Cruise, Columbia Icefield Glacier Adventure, Glacier Skywalk, Maligne Lake Tours, and FlyOver Canada.

Viad Headquarters

The Company’s headquarters are leased and approximate 19,900 square feet, and are located at 1850 North Central Avenue, Suite 1900 in Phoenix, Arizona 85004-4565.

Management believes that the Company’s facilities are adequate and suitable for its business operations and that capacity is sufficient for current needs. For additional information related to the Company’s lease obligations, refer to Note 11 – Debt and Capital Lease Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

Item 3. Legal Proceedings

Refer to Note 20 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for information regarding legal proceedings for which the Company is involved.

Item 4. Mine Safety Disclosures.

Not applicable.

Other. Executive Officers of the Registrant

The executive officers of Viad as of March 6, 2017 were as follows:

Name	Age	Business Experience During the Past Five Years and Other Information
Steven W. Moster	47

President and Chief Executive Officer of Viad since 2014; President of GES since 2011; President of Global Experience Specialists, Inc., a wholly-owned subsidiary of Viad, since 2010; prior thereto, independent consultant providing marketing and sales consultation services to 3 Day Blinds Corporation, a manufacturer and retailer of custom window coverings, from April 2010 to August 2010; prior thereto, held various positions within Global Experience Specialists, Inc., including: Executive Vice President-Chief Sales & Marketing Officer from 2008 to 2010; Executive Vice President-Products and Services from 2006 to 2008; and Vice President-Products & Services Business from 2005 to 2006; and prior thereto, Engagement Manager, Management Strategy Consulting for McKinsey & Company, a multinational management consulting firm, from 2000 to 2004.

Ellen M. Ingersoll	52

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

David W. Barry	54

President of Pursuit since June 2015; prior thereto, Chief Executive Officer and President of Trust Company of America, the largest independent registered investment adviser custodian in the United States, from 2011 to June 2015; prior thereto, Chief Executive Officer of The Alpine Group of Companies, the largest helicopter skiing company in the world and a division of Intrawest Resorts Holdings, Inc., a public company, from 2004 to 2011; prior thereto, Chief Executive Officer of The Alpine Group of Companies and President and Chief Operating Officer of Intrawest USA, a $500 million division of Intrawest Resorts Holdings, Inc. with 13,000 employees, from 2004 to 2007.

Deborah J. DePaoli	52

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

Leslie S. Striedel	54

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

The term of office of the executive officers is until the next annual organization meeting of the Board of Directors of Viad, which is scheduled for May 18, 2017.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Viad’s common stock is traded on the New York Stock Exchange under the symbol VVI. The high and low common stock market prices per share are as follows:

	2016		2015
	High	Low	High	Low
First Quarter	$29.84	$25.90	$28.82	$24.73
Second Quarter	$32.29	$27.96	$28.53	$26.21
Third Quarter	$37.85	$30.21	$29.75	$25.01
Fourth Quarter	$47.40	$34.40	$32.89	$28.22

Holders

As of January 31, 2017, there were 5,981 shareholders of record of Viad’s common stock, including 376 shareholders that had not converted their shares following a reverse stock split effective on July 1, 2004.

Dividends

For the year ended December 31, 2016, Viad’s Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Payable Date
December 1, 2016	$0.10	December 16, 2016	January 3, 2017
August 24, 2016	$0.10	September 9, 2016	October 3, 2016
May 19, 2016	$0.10	June 3, 2016	July 1, 2016
February 24, 2016	$0.10	March 11, 2016	April 1, 2016

For the year ended December 31, 2015, Viad’s Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Payable Date
December 3, 2015	$0.10	December 18, 2015	January 4, 2016
August 26, 2015	$0.10	September 11, 2015	October 1, 2015
May 21, 2015	$0.10	June 5, 2015	July 1, 2015
February 25, 2015	$0.10	March 13, 2015	April 1, 2015

Issuer Purchases of Equity Securities

The following table is the total number of shares of Viad’s common stock that were repurchased during the fourth quarter of 2016 by Viad pursuant to publicly announced plans or programs, as well as from employees, former employees, and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	—	$—	—	440,540
November 1, 2016 - November 30, 2016	1,000	$42.25	—	440,540
December 1, 2016 - December 31, 2016	—	$—	—	440,540
Total	1,000	$42.25	—	440,540

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. No shares were repurchased on the open market during the three months ended December 31, 2016. The authorization of the Board of Directors does not have an expiration date.

Effective February 24, 2016, Viad executed an amendment (the “Credit Agreement Amendment”) to its $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The terms of the Credit Agreement Amendment allow Viad to make dividends, distributions, and repurchases with respect to the Company’s common stock in an amount of up to $20 million per calendar year, but restrict Viad from making any further stock dividends, distributions, or repurchases above such an amount unless the Company’s leverage ratio is less than or equal to 2.50 to 1.00 and no default or unmatured default, as defined in the Credit Agreement, exists. Effective December 28, 2016, Brewster Inc., part of Pursuit, entered into a credit agreement (the “Brewster Credit Agreement”) with a $38 million revolving credit facility (the “Brewster Revolving Credit Facility”). Loans under the Brewster Credit Agreement were used in connection with the Company’s acquisition of FlyOver Canada. Additional loan proceeds will be used for potential future acquisitions in Canada and other general corporate purposes of Brewster Inc. and has a maturity date of December 28, 2017. For additional information on the Credit Agreement, the Credit Agreement Amendment, and the Brewster Credit Agreement refer to Note 11 – Debt and Capital Lease Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

Performance Graph

The following graph compares the change from December 31, 2011 to December 31, 2016 in the cumulative total shareholder return on Viad’s common stock, the Standard & Poor’s SmallCap 600 Media Index, the Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, the Standard & Poor’s SmallCap 600 Index, the Russell 2000 Index, and Standard & Poor’s 500 Index (assuming reinvestment of dividends, as applicable). The graph assumes $100 was invested on December 31, 2011.

	Year Ended December 31,
	2011	2012	2013	2014	2015	2016
Viad Corp	$100.00	$157.48	$179.79	$186.50	$200.34	$316.60
S&P 500	$100.00	$115.99	$153.55	$174.53	$176.92	$198.06
Russell 2000	$100.00	$116.37	$161.54	$169.48	$162.00	$196.48
S&P SmallCap 600	$100.00	$116.30	$164.34	$173.78	$170.28	$215.34
S&P 600 Comm. Services & Supplies	$100.00	$130.77	$187.54	$186.25	$181.77	$232.02
S&P 600 Media Index	$100.00	$113.71	$184.95	$216.96	$228.59	$205.09

Item 6. Selected Financial Data.

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Summary Statement of Operations Data (1)
Revenue (2) :
Exhibition and event services	$881,137	$799,752	$772,770	$685,350	$726,429
Exhibits and environments	170,469	177,126	171,698	159,554	175,611
Pursuit services	153,364	112,170	120,519	108,443	104,604
Total revenue	$1,204,970	$1,089,048	$1,064,987	$953,347	$1,006,644
Income from continuing operations (3)	$43,479	$27,442	$41,178	$19,320	$3,553
Income from continuing operations attributable to Viad common stockholders	$42,953	$27,000	$40,790	$19,437	$3,348
Basic and diluted income from continuing operations attributable to Viad common stockholders per share (3)	$2.12	$1.34	$2.02	$0.96	$0.17
Dividends declared per common share	$0.40	$0.40	$1.90	$2.90	$0.28
Other Data
Adjusted EBITDA (4)	$112,428	$76,801	$73,954	$59,157	$53,971

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Summary Balance Sheet Data
Cash and cash equivalents	$20,900	$56,531	$56,990	$45,821	$114,171
Total assets (5)	$869,816	$690,723	$712,979	$561,424	$649,890
Total debt and capital lease obligations (5)	$249,211	$127,403	$139,056	$11,160	$1,539
Total stockholders’ equity	$370,638	$335,338	$347,702	$356,543	$397,032
Noncontrolling interest	$13,283	$12,757	$12,315	$9,102	$8,971

(1)	The 2013 and 2012 amounts have been adjusted for discontinued operations related to the expiration of Glacier Park, Inc.’s concession contract with the Park Service on December 31, 2013.
(2)

The 2016 amounts include an aggregate $55.7 million in revenue from the acquisitions of ON Services, CATC, Maligne Lake Tours, and FlyOver Canada. The 2014 amounts include an aggregate $21.2 million in revenue from the acquisitions of the West Glacier Properties, Blitz, onPeak, and N200. The 2012 amounts include $5.2 million in revenue from the acquisition of the Elk + Avenue Hotel (formerly known as the Banff International Hotel). Refer to Note 3 – Acquisition of Businesses of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

(3)	Income from continuing operations includes the following items:
•

Restructuring charges, pre-tax, of $5.2 million, $3.0 million, $1.6 million, $3.8 million, and $4.9 million in 2016, 2015, 2014, 2013, and 2012, respectively. Refer to Note 18 – Restructuring Charges of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

•

Impairment charges, pre-tax, of $0.2 million, $0.1 million, $0.9 million, and $1.0 million in 2016, 2015, 2014, and 2013, respectively. Refer to Note 6 – Property and Equipment and Note 8 – Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

•

Income tax expense in 2015 included a $1.6 million non-cash tax benefit related to deferred taxes associated with certain foreign intangibles. Income tax expense in 2014 included the release of $11.7 million of the valuation allowance related to the Company’s foreign tax credit and state net operating loss carryforwards. Income tax expense in 2012 included a $13.4 million valuation allowance for certain deferred assets associated with foreign tax credit carryforwards. Refer to Note 16 – Income Taxes of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

(4)	Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report on Form 10-K) for a discussion of the “Non-GAAP Measures.”
(5)

Reflects the impact of the adoption of ASU 2015-03 in 2016 related to the reclassification of unamortized debt issuance costs from other long-term assets to a reduction in long-term debt. Refer to Note 1 – Summary of Significant Accounting Polices, Note 7 – Other Investments and Assets, and Note 11 – Debt and Capital Lease Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

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

Overview

Viad is an international experiential services company with operations in the United States, Canada, the United Kingdom, continental Europe, and the United Arab Emirates. Viad is committed to providing unforgettable experiences to its clients and guests. Viad operates through three reportable business segments: GES U.S., GES International, (collectively, “GES”), and Pursuit.

GES is a global, full-service provider for live events that produces exhibitions, conferences, corporate events, and consumer events. GES offers a comprehensive range of live event services and a full suite of audio-visual services from creative and technology to content and design along with online tools powered by next generation technologies that help them easily manage the complexities of their events.

Pursuit is a collection of iconic natural and cultural destination travel experiences that enjoy perennial demand. Pursuit offers guests distinctive and world renowned experiences through its collection of unique hotels, lodges, recreational attractions, and transportation services. Pursuit remains focused on delivering inspiring and unforgettable experiences in iconic locations while growing and enhancing its unique portfolio of integrated tourism assets.

Non-GAAP Measures

In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company also discloses non-GAAP financial measures of Adjusted EBITDA, Segment operating income, Adjusted Segment EBITDA, organic revenue, and organic segment operating income (collectively, the “Non-GAAP Measures”). The presentation of the Non-GAAP Measures is supplemental to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP. As not all companies use identical calculations, the Non-GAAP Measures may not be comparable to similarly titled measures used by other companies. Management believes that the presentation of the Non-GAAP Measures provides useful information to investors regarding Viad’s results of operations for trending, analyzing, and benchmarking the performance and value of Viad’s business.

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

•

“Adjusted Segment EBITDA” is defined by Viad as segment operating income (as defined above) before non-cash depreciation and amortization and acquisition integration costs, if any. Adjusted Segment EBITDA is utilized by management to measure the profit and performance of Viad’s operating segments and acquisitions to facilitate period-to-period comparisons. For a discussion of how this metric is used in connection with 2017 full year acquisition performance expectations, refer to the “Forward-Looking Non-GAAP Financial Measures” section of this MD&A. Management believes that Adjusted Segment EBITDA for acquisitions enables investors to assess how effectively management is investing capital into major corporate development projects, both from a valuation and return perspective.

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

A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net income attributable to Viad	$42,269	$26,606	$52,354
Depreciation and amortization	42,743	35,231	30,792
Interest expense	5,898	4,535	2,015
Income tax expense	21,250	10,493	109
Impairment charges	218	96	884
(Income) loss from discontinued operations	684	394	(11,564)
Noncontrolling interest	(634)	(554)	(636)
Adjusted EBITDA	$112,428	$76,801	$73,954

Adjusted EBITDA increased $35.6 million in 2016 primarily due to higher segment operating income at GES and Pursuit. Adjusted EBITDA increased $2.8 million in 2015 primarily due to lower corporate costs, offset in part by higher restructuring charges. Refer to the “Results of Operations” section of this MD&A for a discussion of fluctuations.

Forward-Looking Non-GAAP Financial Measures

The Company has also provided Adjusted Segment EBITDA and segment operating income as forward-looking Non-GAAP Measures within the “Results of Operations” section of this MD&A. The Company does not provide reconciliations of these forward-looking Non-GAAP Measures to the most directly comparable GAAP financial measures because, due to variability and difficulty in making accurate forecasts and projections and/or certain information not being ascertainable or accessible, not all of the information necessary for quantitative reconciliations of these forward-looking Non-GAAP Measures to the most directly comparable GAAP financial measures is available to the Company without unreasonable efforts. Consequently, any attempt to disclose such reconciliations would imply a degree of precision that could be confusing or misleading to investors. It is probable that these forward-looking Non-GAAP Measures may be materially different from the corresponding GAAP Measures.

Results of Operations

Financial Highlights

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014	Percentage Change 2016 vs. 2015	Percentage Change 2015 vs. 2014
Revenue	$1,204,970	$1,089,048	$1,064,987	10.6%	2.3%
Net income attributable to Viad	$42,269	$26,606	$52,354	58.9%	(49.2)%
Segment operating income (1)	$85,928	$54,584	$59,866	57.4%	(8.8)%
Income (loss) from discontinued operations attributable to Viad common stockholders	$(684)	$(394)	$11,564	(73.6)%	**
Diluted income per common share from continuing operations attributable to Viad common stockholders	$2.12	$1.34	$2.02	58.2%	(33.7)%

** Change is greater than +/- 100 percent

(1)

Refer to Note 21 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for a reconciliation of segment operating income to the most directly comparable GAAP measure.

2016 compared with 2015

•

Total revenue increased $115.9 million or 10.6 percent, mainly due to the incremental revenue from acquisitions completed during 2016, primarily CATC, ON Services, and Maligne Lake Tours, of $55.7 million, positive show rotation of approximately $52 million, and continued underlying growth in both GES and Pursuit, offset in part by an unfavorable foreign exchange impact of $24.0 million.

•	Net income attributable to Viad increased $15.7 million or 58.9 percent, primarily due to increased segment operating income at GES and Pursuit, offset in part by higher income tax expense.
•	Total segment operating income increased $31.3 million or 57.4 percent, primarily due to high flow-through on the increase in revenue.

2015 compared with 2014

•

Total revenue increased $24.1 million or 2.3 percent, primarily due to the incremental revenue from the acquisitions of onPeak, Blitz, N200, and the West Glacier Properties of $49.1 million, U.S. base same-show revenue growth of 8.0 percent, and new business wins in GES as well as revenue growth in attractions in Pursuit, offset in part by negative show rotation of approximately $71 million and an unfavorable foreign exchange impact of $39.7 million. Management defines base same-show revenue as revenue derived from shows that the Company produced out of the same city during the same quarter in each year.

•

Net income attributable to Viad decreased $25.7 million or 49.2 percent, primarily due to decreased segment operating income, the discontinued operations income in 2014 related to the expiration of Glacier Park, Inc.’s concession contract with the Park Service, and the $11.7 million reversal of a valuation allowance in 2014 in connection with the Company’s analysis of its deferred tax assets.

•

Total segment operating income decreased $5.3 million or 8.8 percent, primarily due to higher performance-based incentives, non-cash depreciation and amortization from acquisitions completed in 2014 of $7.3 million, and an unfavorable foreign exchange impact of $5.7 million, offset in part by flow through from higher revenue.

•

Income (loss) from discontinued operations attributable to Viad decreased $12.0 million due to the income in 2014 related to the expiration of Glacier Park, Inc.’s concession contract with the Park Service.

Foreign Exchange Rate Variances

Viad conducts its foreign operations primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries.

The following table summarizes the effects of foreign exchange rate variances on revenue and segment operating results (or “FX Impact”) from Viad’s significant international operations for the years ended December 31, 2016 and 2015, excluding the effect of acquisitions completed during 2016:

2016 compared with 2015

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2016	2015	(in thousands)	2016	2015	(in thousands)
GES:
Canada (CAD)	$0.76	$0.78	$(1,852)	$0.78	$0.80	$(77)
United Kingdom (GBP)	$1.35	$1.53	(20,946)	$1.24	$1.53	(632)
Europe (EUR)	$1.11	$1.10	150	$1.12	$1.09	36
			(22,648)			(673)
Pursuit:
Canada (CAD)	$0.77	$0.78	(1,307)	$0.78	$0.80	91
			$(23,955)			$(582)

2015 compared with 2014

The following table summarizes the FX Impact on revenue and segment operating results from Viad’s significant international operations for the years ended December 31, 2015 and 2014, excluding the effect of acquisitions completed during 2014:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2015	2014	(in thousands)	2015	2014	(in thousands)
GES:
Canada (CAD)	$0.78	$0.90	$(9,420)	$0.80	$0.88	$(336)
United Kingdom (GBP)	$1.53	$1.65	(13,380)	$1.52	$1.66	(652)
Europe (EUR)	$1.11	$1.32	(3,200)	$1.10	$1.35	(56)
			(26,000)			(1,044)
Pursuit:
Canada (CAD)	$0.78	$0.92	(13,705)	$0.78	$0.93	(4,638)
			$(39,705)			$(5,682)

Viad’s 2016 revenue and segment operating results were primarily impacted by the weakening of the British pound relative to the U.S. dollar. Viad’s 2015 revenue and segment operating results were primarily impacted by the weakening of the British pound and the Canadian dollar relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating results are translated into U.S. dollars.

Analysis of Revenue and Operating Results by Reportable Segment

GES

2016 compared with 2015

The following table provides a comparison of GES’ reported revenue and segment operating results to organic revenue and organic segment operating results for the years ended December 31, 2016 and 2015 in order to better understand the underlying performance of the segment without the effects of acquisitions or FX Impact.

	Year Ended December 31, 2016				Year Ended December 31, 2015			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(2)	As Reported	Organic(2)
Revenue:
GES:
U.S.	$826,408	$21,306	$—	$805,102	$720,882	$—	$720,882	14.6%	11.7%
International	248,503	—	(22,648)	271,151	272,634	—	272,634	(8.9)%	(0.5)%
Intersegment eliminations	(20,172)	—	—	(20,172)	(16,638)	—	(16,638)	(21.2)%	(21.2)%
Total GES	$1,054,739	$21,306	$(22,648)	$1,056,081	$976,878	$—	$976,878	8.0%	8.1%
Segment operating income (loss)(2)(3):
GES:
U.S.	$40,524	$(804)	$—	$41,328	$14,563	$—	$14,563	**	**
International	9,699	—	(673)	10,372	12,211	—	12,211	(20.6)%	(15.1)%
Total GES	$50,223	$(804)	$(673)	$51,700	$26,774	$—	$26,774	87.6%	93.1%

** Change is greater than +/- 100 percent

(1)	Acquisition for GES U.S. includes ON Services (acquired August 2016).
(2)

Organic revenue and organic segment operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating results, see the “Non-GAAP Measures” section of this MD&A.

(3)

Refer to Note 21 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for a reconciliation of segment operating income to the most directly comparable GAAP measure.

GES U.S.

GES U.S. revenue increased $105.5 million or 14.6 percent, primarily due to positive show rotation of approximately $59 million, base same-show revenue growth of 4.1 percent, the incremental revenue from the acquisition of ON Services of $21.3 million, new business wins, and increased sales to corporate clients. Base same-show revenue represented 39.1 percent of GES U.S. 2016 organic revenue. Organic revenue increased $84.2 million or 11.7 percent.

GES U.S. operating income increased $26.0 million, primarily due to higher revenue and the strong operating leverage that exists within the GES business. ON Services generated a segment operating loss of $0.8 million during Viad’s partial year of ownership, which included depreciation and amortization expense of $4.0 million. Organic operating income increased $26.8 million.

GES International

GES International revenue decreased $24.1 million or 8.9 percent, primarily due to an unfavorable FX Impact of $22.6 million and negative show rotation of approximately $7 million, offset in part by new business wins. Organic revenue decreased $1.5 million or 0.5 percent.

GES International operating income decreased $2.5 million or 20.6 percent, primarily reflecting lower revenue and investments in personnel and assets to support continued growth of the business. Organic operating income decreased $1.8 million or 15.1 percent.

2017 Outlook

Although GES has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.

For the 2017 full year, management expects GES’ revenue to increase at a mid-single digit rate versus 2016. The August 2016 acquisition of ON Services is expected to provide incremental revenue of $45 million to $48 million and incremental Adjusted Segment EBITDA of $11 million to $13 million. GES show rotation is expected to have a negative impact on revenue of approximately $20 million compared to 2016. GES U.S. base same-show revenue is expected to increase at a mid-single digit rate. Management anticipates an unfavorable FX Impact on GES’ 2017 full year revenue and segment operating income of approximately $20 million and $1 million, respectively. The expected FX Impact reflects the expectation that the U.S. dollar to the British pound exchange rate will be $1.23 and the U.S. dollar to the Canadian dollar exchange rate will be $0.74 during 2017.

Management is executing a strategic growth plan to position GES as the preferred global, full-service provider for Live Events, with further reach to corporate events, consumer events, conferences and exhibitions. In support of this strategy, the Company acquired two leading audio-visual production businesses and three leading event technology businesses since 2014 that complement, enhance, and expand the current business and offer higher-margin growth opportunities. Management continues to pursue additional opportunities to acquire businesses with proven products and services to create the most comprehensive suite of services for the Live Events industry. During 2017, management intends to make selective investments in additional resources to capitalize on continued growth opportunities in under-penetrated categories of Live Events, such as corporate events and consumer events, and in cross-selling new services.

Additionally, management remains focused on improving the profitability of GES through continued efforts to more effectively manage labor costs by driving productivity gains through rigorous and strategic pre-show planning that reduces the ratio of labor costs to revenue. Improving this metric is a top priority of management and the Company continues to develop and enhance tools to support and systematize show site labor planning, measurement, and benchmarking.

2015 compared with 2014

The following table provides a comparison of GES’ reported revenue and segment operating results to organic revenue and organic segment operating results for the years ended December 31, 2015 and 2014 in order to better understand the underlying performance of the segment without the effects of acquisitions or FX Impact.

	Year Ended December 31, 2015				Year Ended December 31, 2014			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
GES:
U.S.	$720,882	$30,916	$—	$689,966	$710,835	$6,123	$704,712	1.4%	(2.1)%
International	272,634	34,066	(26,000)	264,568	249,649	10,589	239,060	9.2%	10.7%
Intersegment eliminations	(16,638)	—	—	(16,638)	(16,016)	—	(16,016)	(3.9)%	(3.9)%
Total GES	$976,878	$64,982	$(26,000)	$937,896	$944,468	$16,712	$927,756	3.4%	1.1%
Segment operating income (loss)(2)(3):
GES:
U.S.	$14,563	$6,419	$—	$8,144	$21,400	$(252)	$21,652	(31.9)%	(62.4)%
International	12,211	1,132	(1,044)	12,123	10,339	186	10,153	18.1%	19.4%
Total GES	$26,774	$7,551	$(1,044)	$20,267	$31,739	$(66)	$31,805	(15.6)%	(36.3)%
(1)	Acquisitions for GES U.S. include onPeak (acquired October 2014). Acquisitions for GES International include Blitz (acquired September 2014) and N200 (acquired November 2014).
(2)

Organic revenue and organic segment operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating results, see the “Non-GAAP Measures” section of this MD&A.

(3)

Refer to Note 21 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for a reconciliation of segment operating income to the most directly comparable GAAP measure.

GES U.S.

GES U.S. revenue increased $10.0 million or 1.4 percent, primarily due to the incremental revenue of $24.8 million from the acquisition of onPeak, base same-show revenue growth of 8.0 percent, new business wins, and increased sales to corporate clients, offset in part by negative show rotation of approximately $75 million. Base same-show revenue represented 44.7 percent of GES U.S. 2015 organic revenue. Organic revenue decreased $14.7 million or 2.1 percent.

GES U.S. operating income decreased $6.8 million or 31.9 percent, primarily due to negative show rotation revenue and higher performance-based incentives, offset in part by incremental segment operating income of $6.7 million from the acquisition of onPeak. Organic operating income decreased $13.5 million or 62.4 percent.

GES International

GES International revenue increased $23.0 million or 9.2 percent, primarily due to the incremental revenue of $23.5 million from the acquisitions of Blitz and N200, new business wins, increased client spending, and positive show rotation revenue of approximately $4 million, offset in part by an unfavorable FX Impact of $26.0 million. Organic revenue increased $25.5 million or 10.7 percent.

GES International operating income increased $1.9 million or 18.1 percent, primarily due to higher organic revenue and incremental segment operating income from the acquisitions of Blitz and N200 of $0.9 million, offset in part by higher performance-based incentives and an unfavorable FX Impact of $1.0 million. Organic operating income increased $2.0 million or 19.4 percent.

Pursuit

2016 compared with 2015

The following table provides a comparison of Pursuit’s reported revenue and segment operating results to organic revenue and organic segment operating results for the years ended December 31, 2016 and 2015 in order to better understand the underlying performance of the segment without the effects of acquisitions or FX Impact.

	Year Ended December 31, 2016				Year Ended December 31, 2015			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(2)	As Reported	Organic(2)
Revenue:
Pursuit:
Hospitality	$59,757	$12,834	$(328)	$47,251	$41,605	$—	$41,605	43.6%	13.6%
Attractions	65,945	20,043	(496)	46,398	42,405	—	42,405	55.5%	9.4%
Transportation	11,833	—	(275)	12,108	13,999	—	13,999	(15.5)%	(13.5)%
Travel Planning	17,631	1,540	(233)	16,324	15,863	—	15,863	11.1%	2.9%
Intra-Segment Eliminations & Other	(1,802)	—	25	(1,827)	(1,702)	—	(1,702)	(5.9)%	(7.3)%
Total Pursuit	$153,364	$34,417	$(1,307)	$120,254	$112,170	$—	$112,170	36.7%	7.2%

Segment operating income(2)(3):
Total Pursuit	$35,705	$7,917	$91	$27,697	$27,810	$—	$27,810	28.4%	(0.4)%

(1)	Acquisitions include Maligne Lake Tours (acquired January 2016), CATC (acquired March 2016), and FlyOver Canada (acquired December 2016).
(2)

Organic revenue and organic segment operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating results, see the “Non-GAAP Measures” section of this MD&A.

(3)

Refer to Note 21 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for a reconciliation of segment operating income to the most directly comparable GAAP measure.

Pursuit revenue increased $41.2 million or 36.7 percent, primarily due to the incremental revenue of $34.4 million from acquisitions completed during 2016, primarily CATC and Maligne Lake Tours, increases across all hospitality assets and attractions, offset in part by the strategic downsizing of the transportation line of business and an unfavorable FX Impact of $1.3 million. Organic revenue increased $8.1 million or 7.2 percent.

Pursuit operating income increased $7.9 million or 28.4 percent, primarily due to higher revenue, offset in part by higher accruals for performance-based incentives, acquisition transaction-related costs, and investments to support continued growth of the business. Organic operating income decreased $0.1 million or 0.4 percent.

2017 Outlook

For the 2017 full year, management expects Pursuit’s revenue to increase at a mid-single digit rate, primarily due to the December 2016 acquisition of FlyOver Canada and the March 2016 acquisition of CATC, which combined are expected to provide incremental revenue of $10 million to $12 million and incremental Adjusted Segment EBITDA of $2 million to $3.5 million, which includes an incremental first quarter seasonal operating loss of approximately $3 million from CATC. FlyOver Canada is expected to contribute incremental revenue of $9 million to $10 million with Adjusted Segment EBITDA of $5 million to $5.5 million. Management anticipates an unfavorable FX Impact on Pursuit’s 2017 full year revenue and segment operating income of approximately $3 million and $1.5 million, respectively.

Additionally, management expects Pursuit’s revenue to be negatively impacted by approximately $13 million as the Company completes the previously announced downsizing of Brewster Travel Canada’s package tours line of business. The fire-related closure of the Mount Royal Hotel is expected to negatively impact revenue by approximately $6 million, which assumes the hotel will remain closed for the duration of 2017 and the proceeds from the Company’s business interruption insurance will be recorded when received. Management expects these factors will be offset by organic growth across the rest of Pursuit’s lines of business including expected revenue growth of $7 million to $9 million from the newly renovated Banff Gondola.

During 2016 and 2015, Pursuit derived approximately 59 percent and 73 percent, respectively, of revenue and 74 percent and 89 percent, respectively, of segment operating income from its Canadian operations, which are largely dependent on foreign customer visitation. Accordingly, the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations. Additionally, Pursuit is affected by consumer discretionary spending on tourism activities.

2015 compared with 2014

The following table provides a comparison of Pursuit’s reported revenue and segment operating results to organic revenue and organic segment operating results for the years ended December 31, 2015 and 2014 in order to better understand the underlying performance of the segment without the effects of acquisitions or FX Impact.

	Year Ended December 31, 2015				Year Ended December 31, 2014			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Pursuit:
Hospitality	$41,605	$5,470	$(1,997)	$38,132	$42,689	$4,637	$38,052	(2.5)%	0.2%
Attractions	42,405	—	(7,444)	49,849	44,691	—	44,691	(5.1)%	11.5%
Transportation	13,999	—	(2,111)	16,110	15,954	—	15,954	(12.3)%	1.0%
Travel Planning	15,863	—	(2,453)	18,316	19,336	—	19,336	(18.0)%	(5.3)%
Intra-Segment Eliminations & Other	(1,702)	—	300	(2,002)	(2,151)	—	(2,151)	20.9%	6.9%
Total Pursuit	$112,170	$5,470	$(13,705)	$120,405	$120,519	$4,637	$115,882	(6.9)%	3.9%

Segment operating income(2)(3):
Total Pursuit	$27,810	$1,547	$(4,638)	$30,901	$28,127	$1,511	$26,616	(1.1)%	16.1%
(1)	Acquisitions include the West Glacier Properties (acquired July 2014).
(2)

Organic revenue and organic segment operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating results, see the “Non-GAAP Measures” section of this MD&A.

(3)

Refer to Note 21 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for a reconciliation of segment operating income to the most directly comparable GAAP measure.

Pursuit revenue decreased $8.3 million or 6.9 percent, primarily due to an unfavorable FX Impact of $13.7 million. Organic revenue increased $4.5 million or 3.9 percent, primarily due to higher effective ticket prices at the attractions and an increase in the number of passengers at the Columbia Icefield Glacier Adventure.

Pursuit operating income decreased $0.3 million or 1.1 percent, primarily due to an unfavorable FX Impact of $4.6 million. Organic operating income increased $4.3 million or 16.1 percent, primarily driven by increased attractions revenue.

Performance Measures

Management uses the following key business metrics to evaluate Pursuit’s hospitality business: revenue per available room (“RevPAR”), average daily rate (“ADR”), and occupancy. These metrics are commonly used in the hospitality industry to measure performance.

•

Revenue per Available Room. RevPAR is calculated as total rooms revenue divided by the total number of room nights available for all comparable Pursuit hospitality properties during the period. Total rooms revenue does not include non-rooms revenue, which consists of ancillary revenue generated by hospitality properties, such as food and beverage and retail revenue. RevPAR measures the period-over-period change in rooms revenue for comparable hospitality properties. RevPAR is affected by average daily rate and occupancy, which have different implications on profitability.

•

Average Daily Rate. ADR is calculated as total rooms revenue divided by the total number of room nights sold for all comparable Pursuit hospitality properties during the period. ADR is used to assess the pricing levels that the hospitality properties are able to generate. Increases in ADR at hospitality properties lead to increases in rooms revenue with no substantial effect on variable costs, therefore having a greater impact on margins than increases in occupancy.

•

Occupancy. Occupancy is calculated as the total number of room nights sold divided by the total number of room nights available for all comparable Pursuit hospitality properties during the period. Occupancy measures the utilization of the available capacity at the hospitality properties. Increases in occupancy result in increases in rooms revenue and additional variable operating costs (including housekeeping services, utilities, and room amenity costs), as well as increased ancillary non-rooms revenue (including food and beverage and retail revenue).

Management evaluates the performance of Pursuit’s attractions business utilizing the number of passengers and total attractions revenue per passenger. The number of passengers allows management to assess the volume of visitor activity at each attraction during the period. Total attractions revenue per passenger is calculated as total attractions revenue divided by the total number of passengers at all Pursuit attractions during the period. Total attractions revenue includes ticket sales and ancillary revenue generated by attractions, such as food and beverage and retail revenue. Total attractions revenue per passenger measures the total spend per visitor that attraction properties are able to capture, which is important to the profitability of the attractions business.

2016 compared with 2015

The following table provides Pursuit’s same-store key performance indicators for the years ended December 31, 2016 and 2015. The same-store metrics below indicate the performance of all of Pursuit’s properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. Management believes that this same-store constant currency basis provides better comparability between reporting periods.

	Year Ended December 31,
	2016	2015	% Change
Same-Store Key Performance Indicators (1)
Hospitality:
Room nights available	228,290	228,739	(0.2)%
RevPAR	$108	$97	11.3%
ADR	$153	$143	7.0%
Occupancy	71.1%	67.4%	3.7%
Attractions:
Passengers	1,478,172	1,340,175	10.3%
Revenue per passenger	$31	$31	0.0%
(1)

Same-Store Key Performance Indicators exclude the Maligne Lake Tours attraction (acquired in January 2016), the CATC hospitality properties and attraction (acquired in March 2016), and the FlyOver Canada attraction (acquired in December 2016), as they were not owned by Viad for the entirety of 2016. Same-store passengers and revenue per passenger were affected by the partial closure of the Banff Gondola during 2016.

Hospitality. Room nights available decreased during 2016 primarily due to changes in the opening dates of certain seasonal Glacier Park, Inc. properties as a result of management’s review of a variety of factors, including weather conditions, opening dates of other properties in the area, and availability of seasonal employees. Additionally, the Mount Royal Hotel in Banff, Canada suffered fire damage on December 29, 2016 and has been closed until further notice.

RevPAR increased during the year ended December 31, 2016 due to increases in both ADR and occupancy across all geographies resulting from management’s focus on revenue management and strong park visitation in 2016 due in part to favorable weather conditions in contrast to forest fires during the third quarter of 2015.

Attractions. The increase in the number of passengers for the year ended December 31, 2016 was primarily due to revenue management initiatives combined with strong park visitation. During the year ended December 31, 2016, the number of passengers increased across all attractions. Growth in passengers was especially strong at the Glacier Skywalk attraction as a result of management’s decision to introduce a combination ticket that included both the Glacier Skywalk and the adjacent Columbia Icefield Glacier Adventure. Additionally, despite the Banff Gondola being partially closed for renovations during most of 2016, it showed strong demand with a 3.8 percent increase in the number of passengers during 2016 as compared to 2015. Excluding the Banff Gondola passengers, total attraction passengers would have increased 15.1 percent in 2016.

Revenue per passenger remained flat during 2016 primarily due to lower revenue from ancillary food and beverage and retail services at the Banff Gondola due to its partial closure and the greater proportion of total passengers coming from the lower-priced Glacier Skywalk.

2015 compared with 2014

The following table provides Pursuit’s same-store key performance indicators for the years ended December 31, 2015 and 2014. The same-store metrics below indicate the performance of all of Pursuit’s properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. Management believes that this same-store constant currency basis provides better comparability between reporting periods.

	Year Ended December 31,
	2015	2014	% Change
Same-Store Key Performance Indicators (1)
Hospitality:
Room nights available	218,915	218,913	0.0%
RevPAR	$96	$95	1.1%
ADR	$144	$139	3.6%
Occupancy	66.7%	68.2%	(1.5)%
Attractions:
Passengers	1,340,175	1,353,314	(1.0)%
Revenue per passenger	$32	$28	14.3%
(1)	Same-Store Key Performance Indicators exclude the West Glacier Properties (acquired in July 2014), as it was not owned by Viad for the entirety of 2014.

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

RevPAR increased in 2015 primarily driven by the Alaska Collection and the Brewster Travel Canada properties, offset in part by decreases at certain Glacier Park, Inc. properties (Glacier Park Lodge, St. Mary Lodge, and Grouse Mountain Lodge) as a result of forest fires during the third quarter of 2015. ADR increased for the Alaska Collection and the Brewster Travel Canada properties due to higher room rates charged. Occupancy decreased in 2015 primarily due to forest fires that affected certain Glacier Park, Inc. properties and decreases at the Elk + Avenue Hotel due to planned room renovation activity, offset in part by the Denali Backcountry Lodge which experienced a strong increase in occupancy in 2015 due to flooding in June 2014.

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

Corporate Activities

	Year Ended December 31,
(in thousands)	2016	2015	2014	Percentage Change 2016 vs. 2015	Percentage Change 2015 vs. 2014
Corporate activities	$10,322	$9,720	$14,348	6.2%	(32.3)%

Corporate activities expense increased $0.6 million during 2016, as compared to 2015, primarily due to an increase in performance-based compensation expense, offset in part by costs related to a shareholder nomination and settlement agreement during 2015 and lower acquisition transaction-related costs in 2016. Corporate activities expense decreased $4.6 million during 2015 as compared to 2014, primarily related to consulting and other transaction-related costs associated with acquisitions incurred primarily during the third and fourth quarters of 2014 and CEO transition costs of $2.7 million incurred during the fourth quarter of 2014, offset in part by costs related to a shareholder nomination and settlement agreement in 2015.

Interest Expense

	Year Ended December 31,
(in thousands)	2016	2015	2014	Percentage Change 2016 vs. 2015	Percentage Change 2015 vs. 2014
Interest expense	$5,898	$4,535	$2,015	30.1%	**
** Change is greater than +/- 100 percent

Interest expense increased $1.4 million during 2016 as compared to 2015, primarily due to higher outstanding debt balances resulting from acquisitions completed during 2016. Interest expense increased $2.5 million during 2015 as compared to 2014, primarily due to higher outstanding debt balances resulting from acquisitions completed during the second half of 2014.

Restructuring Charges

	Year Ended December 31,
(in thousands)	2016	2015	2014	Percentage Change 2016 vs. 2015	Percentage Change 2015 vs. 2014
Restructuring Charges	$5,183	$2,956	$1,637	75.3%	80.6%

Restructuring charges during 2016 and 2015 were primarily related to the elimination of positions and facility consolidations in GES, as well as the elimination of certain positions at Viad’s corporate office and in Pursuit. Restructuring charges during 2014 primarily related to the elimination of certain positions in GES, net of restructuring recoveries primarily related to updated estimates of facility contractual arrangements.

Income Taxes

The effective tax rates for the years ended December 31, 2016, 2015, and 2014 were 32.8 percent, 27.7 percent, and 0.2 percent, respectively. The increase in the 2016 effective tax rate was primarily due to a non-cash tax benefit of $1.6 million recorded in 2015 related to deferred taxes associated with certain foreign intangible assets. The low effective tax rate in 2014 was primarily due to the release of the valuation allowance related to foreign tax credits and state net operating loss carryforwards.

Discontinued Operations

Discontinued operations during 2016 and 2015 primarily related to liability reserve adjustments and legal fees related to previously sold operations.

On December 31, 2013, Glacier Park, Inc.’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services for Glacier National Park expired. Upon completion of the contract term, Viad received cash payments in January 2014 of $25.0 million for the Company’s possessory interest. This resulted in a pre-tax gain of $21.5 million and an after-tax gain of $13.5 million which was recorded as income from discontinued operations in 2014. In addition, 2014 income from discontinued operations included approximately $0.7 million, net of tax, related to the gain on sale of personal property at Glacier Park, Inc., as well as an insurance recovery of $0.3 million, net of tax. During 2015 and 2014, the Company recorded $0.4 million and $0.1 million, respectively, net of tax, due to additional reserves related to certain liabilities associated with previously sold operations.

Liquidity and Capital Resources

Cash and cash equivalents were $20.9 million as of December 31, 2016, as compared to $56.5 million as of December 31, 2015. During the year ended December 31, 2016, the Company generated net cash flow from operating activities of $100.3 million primarily from results of operations. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of December 31, 2016, the Company had approximately $19.9 million of its cash and cash equivalents held outside of the United States, consisting of $6.2 million in the Netherlands, $6.0 million in Canada, $4.1 million in the United Kingdom, $1.8 million in Germany, and $1.8 million in the United Arab Emirates. There are certain earnings related to the Company’s Canadian, Netherlands, and United Kingdom operations that have historically been deemed permanently reinvested. As of December 31, 2016, the incremental tax associated with these earnings if the cash balances were repatriated to the United States would approximate $0.3 million.

Cash Flows

Operating Activities

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net income	$42,795	$27,048	$55,567
Depreciation and amortization	42,743	35,231	30,792
Deferred income taxes	7,672	469	(9,731)
(Income) loss from discontinued operations	684	394	(14,389)
Other non-cash items	19,457	11,186	9,765
Changes in assets and liabilities	(13,033)	(14,051)	(13,914)
Net cash provided by operating activities	$100,318	$60,277	$58,090

2016 compared with 2015

Net cash provided by operating activities increased $40.0 million, primarily from results of operations and changes in working capital.

2015 compared with 2014

Net cash provided by operating activities increased $2.2 million in 2015, primarily from results of operations.

Investing Activities

	Year Ended December 31,
(in thousands)	2016	2015	2014
Capital expenditures	$(49,815)	$(29,839)	$(29,389)
Cash paid for acquired businesses, net	(195,989)	(430)	(120,251)
Proceeds from dispositions of property and other assets	1,166	1,542	1,109
Proceeds from possessory interest and personal property - discontinued operations	—	—	28,000
Net cash used in investing activities	$(244,638)	$(28,727)	$(120,531)

2016 compared with 2015

Net cash used in investing activities increased $215.9 million, primarily due to cash payments, net of cash acquired, of $196.0 million for the acquisitions completed in 2016 of ON Services, FlyOver Canada, CATC, and Maligne Lake Tours, and an increase in capital expenditures, primarily due to the Banff Gondola renovations.

2015 compared with 2014

Net cash used in investing activities decreased $91.8 million, primarily due to the cash payments, net of cash acquired, in 2014 of $120.3 million for the acquisitions of Blitz, onPeak, N200, and the West Glacier Properties, offset in part by $28.0 million received in 2014 for the Company’s possessory interest and personal property at Glacier Park, Inc.

Financing Activities

	Year Ended December 31,
(in thousands)	2016	2015	2014
Proceeds from borrowings	$229,701	$50,000	$189,512
Payments on debt and capital lease obligations	(108,915)	(62,969)	(61,461)
Dividends paid on common stock	(8,111)	(8,036)	(38,387)
Debt issuance costs	(336)	—	(1,671)
Common stock purchased for treasury	(722)	(4,816)	(12,321)
Acquisition of business - deferred consideration	(130)	(896)	—
Other	95	1,459	1,269
Net cash provided by (used in) financing activities	$111,582	$(25,258)	$76,941

2016 compared with 2015

The change in net cash provided by (used in) financing activities was primarily due to an increase in net borrowings of $133.8 million related to the acquisitions of ON Services, CATC, and FlyOver Canada completed in 2016 and a decrease in cash used for common stock repurchases of $4.1 million.

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

Share Repurchases

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. During 2015, the Company repurchased 141,462 shares on the open market for $3.8 million. No open market repurchases were made during 2016. As of December 31, 2016, 440,540 shares remained available for repurchase. The authorization of the Board of Directors does not have an expiration date. In addition, during 2016 and 2015, the Company repurchased 25,432 shares for $0.7 million and 35,649 shares for $1.0 million, respectively, related to tax withholding requirements on vested share-based awards.

Contractual Obligations

The following table presents Viad’s contractual obligations as of December 31, 2016.

	Payments due by period
(in thousands)	2017	2018-2019	2020-2021	Thereafter	Total
Revolver and term loan borrowings	$174,206	$75,000	$—	$—	$249,206
Operating leases	25,829	38,936	22,541	9,404	96,710
Pension and postretirement benefits (1)	3,255	6,640	6,702	16,480	33,077
Purchase obligations (2)	29,520	7,291	2,330	478	39,619
Capital lease obligations	762	693	14	—	1,469
Total contractual obligations (3)	$233,572	$128,560	$31,587	$26,362	$420,081
(1)

Estimated contributions related to multi-employer benefit plans are excluded from the table above. Refer to Note 17 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

(2)

Purchase obligations primarily represent payments due under various licensing agreements and commitments related to consulting and other contracted services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(3)

Aggregate self-insurance liabilities of $33.3 million are excluded from the table above as the timing and amounts of future cash outflows are uncertain. Refer to Note 9 – Other Current Liabilities and Note 10 – Other Deferred Items and Liabilities of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Additionally, Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Refer to Note 20 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

Off-Balance Sheet Arrangements

Viad has not entered into any off-balance sheet arrangements with unconsolidated special-purpose or other entities that would materially affect the Company’s financial position, results of operations, liquidity, or capital resources. Furthermore, Viad does not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk, or credit risk support; or engage in leasing or other services that may expose the Company to liability or risks of loss that are not reflected in Viad’s consolidated financial statements and related notes. Refer to Note 11 – Debt and Capital Lease Obligations, Note 19 – Leases and Other, and Note 20 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

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

Goodwill and Other Intangible Assets — Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives are amortized over their respective estimated useful lives and are reviewed for impairment if an event occurs or circumstances change that would indicate the carrying value of the intangible assets may not be recoverable.

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

For GES U.S., goodwill is assigned to and tested at the operating segment level (all domestic operations of GES). For GES International, goodwill is assigned to and tested based on the segment’s geographical operations (GES EMEA and GES Canada). For Pursuit, impairment testing is performed at the reporting unit level (Brewster Travel Canada, the Alaska Collection, Glacier Park, Inc., and FlyOver Canada).

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates, however, have inherent uncertainties, and different assumptions could lead to materially different results. As of December 31, 2016, Viad’s aggregate goodwill was $254.0 million. As a result of the Company’s most recent impairment analysis performed as of October 31, 2016, the excess of the estimated fair value over the carrying value (expressed as a percentage of the carrying amounts) under step one of the impairment test for each of GES’ reporting units in the U.S., GES EMEA, and GES Canada, was 153 percent, 137 percent, and 165 percent, respectively. For the Brewster Travel Canada, the Alaska Collection, and the Glacier Park, Inc. reporting units, the excess of the estimated fair value over the carrying value was 132 percent, 70 percent, and 14 percent, respectively. FlyOver Canada was acquired on December 29, 2016 and was not included in the October 31, 2016 impairment analysis. Significant reductions in the Company’s expected future revenue, operating income, or cash flow forecasts and projections, or an increase in a reporting unit’s cost of capital, could trigger additional goodwill impairment testing, which may result in impairment charges.

If an impairment indicator related to intangible assets is identified, or if other circumstances indicate an impairment may exist, the Company performs an assessment to determine if an impairment loss should be recognized. This assessment includes a recoverability test to identify if the expected future undiscounted cash flows are less than the carrying value of the related assets. If the results of the recoverability test identify expected future undiscounted cash flows are less than the carrying value of the related assets, a measurement of impairment is performed and any carrying amount in excess of fair value is recognized as an impairment. The Company periodically evaluates the continued recoverability of intangible assets which were previously evaluated due to an impairment indicator to determine if remeasurement is necessary.

Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company uses significant judgment in forming conclusions regarding the recoverability of its deferred tax assets and evaluates all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. As of December 31, 2016 and 2015, Viad had gross deferred tax assets of $58.3 million and $64.6 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

During the third quarter of 2014, the Company released a $10.1 million valuation allowance associated with foreign income tax credits. The Company considered all available positive and negative evidence regarding the future recoverability of the foreign income tax credits, including recent operating history, future reversals of deferred tax liabilities, utilization history, and projected future U.S. taxable income. Based on the evaluation of all positive and negative evidence, it was determined to be more-likely-than-not that the foreign income tax credits carryforwards would be utilized before their expiration. At the end of 2016, the remaining foreign income tax credit carryforwards are $2.3 million. If not utilized, the foreign income tax credits will begin to expire during 2020.

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

Viad has not recorded deferred taxes on certain historical unremitted earnings of its subsidiaries located in Canada, the United Kingdom, and the Netherlands as management intends to reinvest those earnings in its operations. As of December 31, 2016, the incremental unrecognized tax liability (net of estimated foreign income tax credits) related to those undistributed earnings was approximately $6.8 million. To the extent that circumstances change and it becomes apparent that some or all of those undistributed earnings will be remitted to the U.S., Viad would accrue income taxes attributable to such remittance.

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

Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $1.6 million to its funded pension plans and $0.9 million to its unfunded pension plans in 2017.

Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $1.1 million to the plans in 2017.

The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review, and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. Refer to Note 17 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

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

Share-based compensation expense recognized in the consolidated financial statements in 2016, 2015, and 2014 was $8.0 million, $3.8 million, and $2.9 million, respectively, and the total tax benefits related to such costs were $3.0 million $1.5 million, and $1.1 million, respectively. No share-based compensation costs were capitalized during 2016, 2015, or 2014.

The fair value of restricted stock awards is based on Viad’s stock price on the date of grant. Liability-based awards are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals, where applicable, and are remeasured on each balance sheet date based on Viad’s stock price, and the Monte Carlo simulation model, until the time of settlement. The Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of the price of Viad’s stock and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term. Equity-based awards (including performance units) are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals, until the time of settlement. Viad uses the Black-Scholes option pricing model for purposes of determining the fair value of each stock option grant for which key assumptions are necessary. These assumptions include

Viad’s expected stock price volatility, the expected period of time the stock option will remain outstanding of which stock options have a ten-year life, the expected dividend yield on Viad’s common stock, and the risk-free interest rate. While the Company has not granted stock options since 2010, changes in the assumptions of any future grants could result in different estimates of the fair value of stock option grants, and consequently impact Viad’s future results of operations. Refer to Note 2 – Share-Based Compensation of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

Forward-Looking Statements

As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to historical information contained herein, this Annual Report includes certain information, assumptions, and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new or renewal business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates, and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, capital allocations, adverse developments in liabilities associated with discontinued operations, changes in the levels of interest rates, and any deterioration in the economy and other risks discussed in Item 1A, “Risk Factors,” included in this Annual Report, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace, and other factors, including terrorist activities or war, a pandemic health crisis, and international conditions, could affect the forward-looking statements in this Annual Report.

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

Viad conducts its foreign operations primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation losses recorded in stockholders’ equity of $29.1 million and $23.3 million as of December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, unrealized foreign currency translation losses of $5.8 million and $35.7 million, respectively, were recorded in other comprehensive income.

For purposes of consolidation, revenue, expenses, gains, and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating results of its foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign revenue and segment operating results. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report on Form 10-K) for a discussion on the “Foreign Exchange Rate Variances”.

A hypothetical change of 10 percent in the Canadian dollar exchange rate would have resulted in a change to operating income of approximately $2.8 million. A hypothetical change of 10 percent in the British pound exchange rate would have resulted in a change to operating income of approximately $0.2 million. A hypothetical change of 10 percent in the Euro exchange rate would have resulted in a change to operating income of approximately $0.4 million.

Viad is exposed to foreign exchange transaction risk, as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of December 31, 2016 and 2015, Viad did not have any foreign currency forward contracts outstanding.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of December 31, 2016, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In accordance with the SEC’s published guidance, our management has excluded from its assessment the internal control over financial reporting at CATC, ON Services, and FlyOver Canada, which we acquired on March 11, 2016, August 11, 2016, and December 29, 2016, respectively, and whose financial statements constitute 22.2% of total assets and 4.1% of revenue of our consolidated financial statement amounts as of and for the year ended December 31, 2016.

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of Viad’s independent registered public accounting firm, Deloitte & Touche LLP, are provided in the Annual Report immediately prior to the Index to Financial Statements.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors of Viad, director nomination procedures, the Audit Committee of Viad’s Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, are included in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 18, 2017 (the “Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Corporate Governance,” and “Information on Stock Ownership,” and are incorporated herein by reference. Information regarding executive officers of Viad is located in Part I, “Other – Executive Officers of Registrant” of this Annual Report on Form 10-K.

Viad has adopted a Code of Ethics for all directors, officers and employees of the Company and its subsidiaries. A copy of the Company’s Code of Ethics is available at Viad’s website at www.viad.com/about-us/corporate-governance/documents-and-charters/default.aspx and is also available without charge to any shareholder upon request by writing to: Viad Corp, 1850 North Central Avenue, Suite 1900, Phoenix, Arizona 85004-4565, Attention: Corporate Secretary.

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

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement under the caption “Ratification of the Appointment of Deloitte & Touche LLP as Viad’s Independent Public Accountants for 2017” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedule
(a)	Financial Statements and Schedule

The financial statements and schedule listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on March 6, 2017.

VIAD CORP

By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Viad Corp and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	March 6, 2017	By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer

Principal Financial Officer

Date:	March 6, 2017	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Chief Financial Officer

Principal Accounting Officer

Date:	March 6, 2017	By:	/s/ Leslie S. Striedel
Leslie S. Striedel
Chief Accounting Officer

Directors

Andrew B. Benett*
Isabella Cunningham*
Richard H. Dozer*
Edward E. Mace*
Robert E. Munzenrider*
Margaret E. Pederson*
Joshua E. Schechter*

Date:	March 6, 2017	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Attorney-in-Fact

* Pursuant to power of attorney filed as Exhibit 24 to this Annual Report on Form 10-K

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

Management performed an assessment of the effectiveness of Viad’s internal control over financial reporting using the criteria described in the “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether Viad’s internal control over financial reporting was effective as of December 31, 2016.

In accordance with the SEC’s published guidance, our management has excluded from its assessment the internal control over financial reporting at CATC, ON Services, and FlyOver Canada, which we acquired on March 11, 2016, August 11, 2016, and December 29, 2016, respectively, and whose financial statements constitute 22.2% of total assets and 4.1% of revenue of our consolidated financial statement amounts as of and for the year ended December 31, 2016.

Based on its assessment, management concluded that, as of December 31, 2016, Viad’s internal control over financial reporting is effective based on those criteria.

Viad’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to its audit of the effectiveness of Viad’s internal control over financial reporting, which appears on the following page of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Viad Corp

Phoenix, Arizona

We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting for CATC, ON Services, and FlyOver Canada, which were acquired on March 11, 2016, August 11, 2016, and December 29, 2016, respectively, and are included in the 2016 consolidated financial statements of the Company and whose financial statements constitute 22.2% of total assets and 4.1% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at CATC, ON Services, and FlyOver Canada. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 6, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 6, 2017

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2016	2015
Assets
Current assets
Cash and cash equivalents	$20,900	$56,531
Accounts receivable, net of allowances for doubtful accounts of $1,342 and $1,593, respectively	104,648	93,800
Inventories	31,420	27,529
Other current assets	18,449	17,311
Total current assets	175,417	195,171
Property and equipment, net	279,858	189,239
Other investments and assets	44,297	37,631
Deferred income taxes	42,549	50,137
Goodwill	254,022	185,223
Other intangible assets, net	73,673	33,322
Total Assets	$869,816	$690,723
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$67,596	$65,497
Customer deposits	42,723	33,128
Accrued compensation	29,913	23,154
Other current liabilities	30,390	29,238
Current portion of debt and capital lease obligations	174,968	34,554
Total current liabilities	345,590	185,571
Long-term debt and capital lease obligations	74,243	92,849
Pension and postretirement benefits	28,611	29,629
Other deferred items and liabilities	50,734	47,336
Total liabilities	499,178	355,385
Commitments and contingencies
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	573,841	576,523
Retained earnings (deficit)	16,291	(17,866)
Unearned employee benefits and other	172	109
Accumulated other comprehensive income (loss):
Unrealized gain on investments	421	346
Cumulative foreign currency translation adjustments	(29,084)	(23,257)
Unrecognized net actuarial loss and prior service credit, net	(10,728)	(11,265)
Common stock in treasury, at cost, 4,613,520 and 4,771,443 shares, respectively	(230,960)	(239,411)
Total Viad stockholders’ equity	357,355	322,581
Noncontrolling interest	13,283	12,757
Total stockholders’ equity	370,638	335,338
Total Liabilities and Stockholders’ Equity	$869,816	$690,723

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Revenue:
Exhibition and event services	$881,137	$799,752	$772,770
Exhibits and environments	170,469	177,126	171,698
Pursuit services	153,364	112,170	120,519
Total revenue	1,204,970	1,089,048	1,064,987
Costs and expenses:
Costs of services	954,667	868,369	843,652
Costs of products sold	165,118	166,095	161,469
Corporate activities	10,322	9,720	14,348
Interest income	(1,165)	(658)	(305)
Interest expense	5,898	4,535	2,015
Restructuring charges	5,183	2,956	1,637
Impairment charges	218	96	884
Total costs and expenses	1,140,241	1,051,113	1,023,700
Income from continuing operations before income taxes	64,729	37,935	41,287
Income tax expense	21,250	10,493	109
Income from continuing operations	43,479	27,442	41,178
Income (loss) from discontinued operations	(684)	(394)	14,389
Net income	42,795	27,048	55,567
Net income attributable to noncontrolling interest	(526)	(442)	(3,213)
Net income attributable to Viad	$42,269	$26,606	$52,354
Diluted income per common share:
Continuing operations attributable to Viad common stockholders	$2.12	$1.34	$2.02
Discontinued operations attributable to Viad common stockholders	(0.03)	(0.02)	0.57
Net income attributable to Viad common stockholders	$2.09	$1.32	$2.59
Weighted-average outstanding and potentially dilutive common shares	20,177	19,981	20,133
Basic income per common share:
Continuing operations attributable to Viad common stockholders	$2.12	$1.34	$2.02
Discontinued operations attributable to Viad common stockholders	(0.03)	(0.02)	0.57
Net income attributable to Viad common stockholders	$2.09	$1.32	$2.59
Weighted-average outstanding common shares	19,990	19,797	19,804
Dividends declared per common share	$0.40	$0.40	$1.90
Amounts attributable to Viad common stockholders
Income from continuing operations	$42,953	$27,000	$40,790
Income (loss) from discontinued operations	(684)	(394)	11,564
Net income	$42,269	$26,606	$52,354

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net income	$42,795	$27,048	$55,567
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax effects of $47, $(78), and $26	75	(125)	42
Unrealized foreign currency translation adjustments, net of tax	(5,827)	(35,673)	(18,431)
Change in net actuarial gain (loss), net of tax effects of $617, 653, and $(1,538)	894	2,556	(2,568)
Change in prior service credit (cost), net of tax effects of $(219), $(210), and $339	(357)	(345)	351
Comprehensive income (loss)	37,580	(6,539)	34,961
Comprehensive income attributable to noncontrolling interest	(526)	(442)	(3,213)
Comprehensive income (loss) attributable to Viad	$37,054	$(6,981)	$31,748

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock	Additional Capital	Retained Earnings (Deficit)	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total Viad Equity	Non- Controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2013	$37,402	$590,862	$(50,393)	$(21)	$20,017	$(250,426)	$347,441	$9,102	$356,543
Net income	—	—	52,354	—	—	—	52,354	3,213	55,567
Dividends on common stock ($1.90 per share)	—	—	(38,387)	—	—	—	(38,387)	—	(38,387)
Common stock purchased for treasury	—	—	—	—	—	(12,321)	(12,321)	—	(12,321)
Employee benefit plans	—	(11,334)	—	—	—	15,658	4,324	—	4,324
ESOP allocation adjustment	—	—	—	44	—	—	44	—	44
Share-based compensation—equity awards	—	2,319	—	—	—	—	2,319	—	2,319
Tax benefits from share-based compensation	—	217	—	—	—	—	217	—	217
Unrealized foreign currency translation adjustment	—	—	—	—	(18,431)	—	(18,431)	—	(18,431)
Unrealized gain on investments	—	—	—	—	42	—	42	—	42
Amortization of net actuarial loss	—	—	—	—	(2,568)	—	(2,568)	—	(2,568)
Amortization of prior service credit	—	—	—	—	351	—	351	—	351
Other, net	—	2	(1)	—	—	1	2	—	2
Balance, December 31, 2014	37,402	582,066	(36,427)	23	(589)	(247,088)	335,387	12,315	347,702
Net income	—	—	26,606	—	—	—	26,606	442	27,048
Dividends on common stock ($0.40 per share)	—	—	(8,036)	—	—	—	(8,036)	—	(8,036)
Common stock purchased for treasury	—	—	—	—	—	(4,816)	(4,816)	—	(4,816)
Employee benefit plans	—	(7,957)	—	—	—	12,493	4,536	—	4,536
Share-based compensation—equity awards	—	2,156	—	—	—	—	2,156	—	2,156
Tax expense from share-based compensation	—	360	—	—	—	—	360	—	360
Unrealized foreign currency translation adjustment	—	—	—	—	(35,673)	—	(35,673)	—	(35,673)
Unrealized loss on investments	—	—	—	—	(125)	—	(125)	—	(125)
Amortization of net actuarial gain	—	—	—	—	2,556	—	2,556	—	2,556
Amortization of prior service cost	—	—	—	—	(345)	—	(345)	—	(345)
Other, net	—	(102)	(9)	86	—	—	(25)	—	(25)
Balance, December 31, 2015	$37,402	$576,523	$(17,866)	$109	$(34,176)	$(239,411)	$322,581	$12,757	$335,338
Net income	—	—	42,269	—	—	—	42,269	526	42,795
Dividends on common stock ($0.40 per share)	—	—	(8,111)	—	—	—	(8,111)	—	(8,111)
Common stock purchased for treasury	—	—	—	—	—	(722)	(722)	—	(722)
Employee benefit plans	—	(5,251)	—	—	—	9,172	3,921	—	3,921
Share-based compensation—equity awards	—	2,525	—	—	—	—	2,525	—	2,525
Tax expense from share-based compensation	—	95	—	—	—	—	95	—	95
Unrealized foreign currency translation adjustment	—	—	—	—	(5,827)	—	(5,827)	—	(5,827)
Unrealized gain on investments	—	—	—	—	75	—	75	—	75
Amortization of net actuarial gain	—	—	—	—	894	—	894	—	894
Amortization of prior service cost	—	—	—	—	(357)	—	(357)	—	(357)
Other, net	—	(51)	(1)	63	—	1	12	—	12
Balance, December 31, 2016	$37,402	$573,841	$16,291	$172	$(39,391)	$(230,960)	$357,355	$13,283	$370,638

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$42,795	$27,048	$55,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,743	35,231	30,792
Deferred income taxes	7,672	469	(9,731)
(Income) loss from discontinued operations	684	394	(14,389)
Restructuring charges	5,183	2,956	1,637
Impairment charges	218	96	884
(Gains) losses on dispositions of property and other assets	(54)	(690)	(958)
Share-based compensation expense	8,038	3,848	2,930
Excess tax benefit from share-based compensation arrangements	(95)	(418)	(114)
Other non-cash items, net	6,167	5,394	5,386
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(9,358)	(16,665)	(10,441)
Inventories	(2,646)	4,872	(2,555)
Accounts payable	1,770	(2,619)	18,128
Restructuring liabilities	(3,866)	(2,572)	(5,276)
Accrued compensation	(353)	1,469	3,663
Customer deposits	8,429	408	(6,406)
Income taxes payable	(4,630)	67	1,543
Other assets and liabilities, net	(2,379)	989	(12,570)
Net cash provided by operating activities	100,318	60,277	58,090
Cash flows from investing activities
Capital expenditures	(49,815)	(29,839)	(29,389)
Cash paid for acquired businesses, net	(195,989)	(430)	(120,251)
Proceeds from dispositions of property and other assets	1,166	1,542	1,109
Proceeds from possessory interest and personal property - discontinued operations	—	—	28,000
Net cash used in investing activities	(244,638)	(28,727)	(120,531)
Cash flows from financing activities
Proceeds from borrowings	229,701	50,000	189,512
Payments on debt and capital lease obligations	(108,915)	(62,969)	(61,461)
Dividends paid on common stock	(8,111)	(8,036)	(38,387)
Debt issuance costs	(336)	—	(1,671)
Common stock purchased for treasury	(722)	(4,816)	(12,321)
Excess tax benefit from share-based compensation arrangements	95	418	114
Acquisition of business - deferred consideration	(130)	(896)	—
Proceeds from exercise of stock options	—	1,041	1,155
Net cash provided by (used in) financing activities	111,582	(25,258)	76,941
Effect of exchange rate changes on cash and cash equivalents	(2,893)	(6,751)	(3,331)
Net change in cash and cash equivalents	(35,631)	(459)	11,169
Cash and cash equivalents, beginning of year	56,531	56,990	45,821
Cash and cash equivalents, end of period	$20,900	$56,531	$56,990

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

Nature of Business

Viad is an international experiential services company with operations in the United States, Canada, the United Kingdom, continental Europe, and the United Arab Emirates. Viad is committed to providing best in class experiences to its clients, customers, and guests by offering products and services designed to meet their current and future needs. Viad operates through three reportable business segments: GES U.S., GES International, (collectively, “GES”), and Pursuit.

GES

GES, previously referred to as the Marketing & Events Group, is a global, full-service provider for live events that produces exhibitions, conferences, corporate events, and consumer events. GES offers a comprehensive range of live event services and innovative technology to event organizers and exhibitors including core services, event technology, and audio-visual services – all with a global reach.

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

Pursuit

Pursuit, previously referred to as the Travel & Recreation Group, offers guests distinctive and world renowned experiences in iconic natural and cultural destinations in North America through its collection of unique hotels, lodges, recreational attractions, and transportation services. Pursuit is composed of four lines of business: (i) Hospitality; (ii) Attractions; (iii) Transportation; and (iv) Travel Planning. These four lines of business work together, driving economies of scope and meaningful scale in and around the iconic destinations of Banff, Jasper, and Waterton Lakes National Parks and Vancouver in Canada, and Glacier, Denali, and Kenai Fjords National Parks in the United States. Pursuit is composed of Brewster Travel Canada, the Alaska Collection, Glacier Park, Inc., and FlyOver Canada.

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

Allowances for Doubtful Accounts

Viad maintains allowances for doubtful accounts to reflect the best estimate of probable losses inherent in the accounts receivable balance. The allowances for doubtful accounts, including a sales allowance for discounts at the time of sale, are based upon an evaluation of the aging of receivables, historical trends, and the current economic environment.

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

Cash Surrender Value of Life Insurance

Viad has Company-owned life insurance contracts which are intended to fund the cost of certain employee compensation and benefit programs. These contracts are carried at cash surrender value, net of outstanding policy loans. The cash surrender value represents the amount of cash the Company could receive if the policies were discontinued before maturity. The changes in the cash surrender value of the policies, net of insurance premiums, are included as a component of “Costs of Services” in Viad’s Consolidated Statements of Operations.

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

Foreign Currency Translation

Viad conducts its foreign operations primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. For purposes of consolidation, revenue, expenses, gains, and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period.

Revenue Recognition

Viad recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. GES derives revenue primarily by providing core services, event technology services, and audio-visual services to event organizers and exhibitors participating in live events. GES derives revenue from consumer events by charging visitors to view the touring exhibitions. Exhibition and event service’s revenue is recognized when services are completed, net of commissions. Exhibits and environments revenue is accounted for using the completed-contract method. Pursuit generates revenue through its hospitality, attractions, transportation, and travel planning services. Pursuit’s revenue is recognized at the time services are performed.

Share-Based Compensation

Viad recognizes and measures compensation costs related to all share-based payment awards using the fair value method of accounting. These awards generally include restricted stock, liability-based awards (including performance units and restricted stock units), and stock options. These awards contain forfeiture and non-compete provisions.

The fair value of restricted stock awards is based on Viad’s closing stock price on the date of grant. Viad issues restricted stock awards from shares held in treasury. Future vesting of restricted stock is generally subject to continued employment with Viad or its subsidiaries. Holders of restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge, or otherwise encumber the stock, except to the extent restrictions have lapsed.

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

Liability-based awards (including performance units and restricted stock units) are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals, where applicable, and are remeasured on each balance sheet date based on Viad’s stock price, and the Monte Carlo simulation model, until the time of settlement. A Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of the price of Viad’s stock and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term. To the extent earned, liability-based awards are settled in cash based on Viad’s stock price. Compensation expense related to liability-based awards is recognized ratably over the requisite service period of approximately three years.

Equity-based awards (including performance units) are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals, until the time of settlement. To the extent earned, equity-based awards are settled in Viad’s comment stock. Compensation expense related to equity-based awards is recognized ratably over the requisite service period of approximately three years.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Share-based compensation expense related to stock option awards is recognized using the straight-line method over the requisite service period of approximately five years. The exercise price of stock options is based on the market value of Viad’s common stock at the date of grant. The Company has not granted stock options since 2010.

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

Subsequent to the issuance of ASU 2014-09, the FASB issued several amendments in 2016 which do not change the core principle of the guidance stated in ASU 2014-09. Rather, they are intended to clarify and improve understanding of certain topics included within the revenue standard.

January 1, 2018

The Company is currently evaluating the impact of the adoption of this new guidance on its financial position or results of operations including analyzing its current portfolio of customer contracts. The Company has assigned internal resources in addition to the engagement of a third-party service provider to assist in the evaluation of the impact on its accounting policies, processes, and system requirements. Based on the Company’s preliminary assessment, the adoption of this standard will not have a material impact on Viad’s consolidated financial statements. The Company expects the immaterial impact to primarily relate to the deferral of certain commissions which were previously expensed as incurred but will generally be capitalized and amortized over the period of contract performance, and the deferral of certain costs incurred in connection with trade shows which were previously expensed as incurred but will generally be capitalized and expensed upon the completion of the show. The Company is not planning to early adopt the standard and has not determined which transition method it will use. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The Company is continuing its assessment, which may identify other impacts.

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

		January 1, 2017	The adoption of this new guidance is not expected to have a significant effect on Viad’s consolidated financial statements.
ASU 2016-02, Leases (Topic 842)

The amendment requires lessees to recognize on their balance sheet a right-of-use asset and a lease liability for leases with lease terms greater than one year. The amendment requires additional disclosures about leasing arrangements, and requires a modified retrospective approach to adoption. Early adoption is permitted.

January 1, 2019

The Company is currently evaluating the potential impact of the adoption of this new guidance on its financial position or results of operations including analyzing its existing operating leases. Based on the Company’s preliminary assessment, the adoption of this standard will have a material impact on Viad’s consolidated balance sheets, but the income statement is not expected to be materially impacted. The Company expects the most significant impact will relate to identifying facility and equipment leases and embedded lease arrangements. The Company has not determined in which period it will adopt the new guidance. Adoption is dependent on the Company’s analysis on information necessary to restate prior periods. The Company is continuing its assessment, which may identify other impacts.

Standard	Description	Date of adoption	Effect on the financial statements
Standards Not Yet Adopted (Continued)
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

January 1, 2017

The impact of the adoption of this new guidance will be dependent on the timing of when share-based awards vest or options are exercised, the Company’s tax rate, and the intrinsic value at the time share-based awards vest or options are exercised.

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
ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory

The amendment eliminates an exception in ASC 740 which prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The amendment requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs.

		January 1, 2018	The Company is currently evaluating the potential impact of the adoption of this new guidance on its financial position or results of operations.
ASU 2017-01, Business Combination (Topic 805) - Clarifying the Definition of a Business	The amendment provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018	The Company is currently evaluating the potential impact of the adoption of this new guidance on its financial position or results of operations.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment

The amendment eliminates the requirement to estimate the implied fair value of goodwill if it was determined that the carrying amount of a reporting unit exceeded its fair value. Goodwill impairment will now be recognized by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendment should be applied prospectively and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

January 1, 2020

The adoption of this new guidance is not expected to have a significant effect on Viad’s consolidated financial statements and the Company expects the adoption to reduce the complexity surrounding the analysis of goodwill impairment.

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

January 1, 2016

The Company adopted this guidance on a retrospective basis which resulted in the reclassification of unamortized debt issuance costs of $1.6 million from other long-term assets to a reduction in long-term debt on the December 31, 2015 consolidated balance sheet.

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

Note 2. Share-Based Compensation

Viad grants share-based compensation awards to officers, directors, and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1.7 million shares plus shares awarded under the 1997 Viad Corp Omnibus Incentive Plan (which terminated in May 2007) (the “1997 Plan”) that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1.5 million shares. As of December 31, 2016, there were 861,561 total shares available for future grant.

The following table summarizes share-based compensation expense:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Performance unit incentive plan (“PUP”)	$5,703	$1,692	$359
Restricted stock	2,073	2,111	2,495
Restricted stock units	262	45	76
Share-based compensation before income tax benefit	8,038	3,848	2,930
Income tax benefit	(2,988)	(1,454)	(1,102)
Share-based compensation, net of income tax benefit	$5,050	$2,394	$1,828

In addition, $0.2 million of costs, $45,000 of costs, and $0.1 million of benefits associated with share-based compensation were included in restructuring expense in 2016, 2015 and 2014, respectively. The 2016 amount of $0.2 million related primarily to PUP and restricted stock units. The 2015 amount of $45,000 related to restricted stock units. The 2014 amount of $0.1 million related to the reversal of expense of PUP awards. No share-based compensation costs were capitalized during 2016, 2015, or 2014.

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

The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		PUP Awards		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2015	279,217	$25.65	231,165	$26.15	16,447	$25.69
Granted	78,039	$27.45	104,084	$26.88	5,500	$26.98
Vested	(76,235)	$26.52	(73,188)	$27.35	(5,965)	$27.18
Forfeited	(13,970)	$25.03	(6,556)	$25.84	—	$—
Balance at December 31, 2016	267,051	$25.96	255,505	$26.11	15,982	$25.58

Restricted Stock

The grant date fair value of restricted stock which vested during 2016, 2015, and 2014 was $2.0 million, $2.2 million, and $4.5 million, respectively. As of December 31, 2016, the unamortized cost of all outstanding restricted stock awards was $2.5 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.2 years. During the years ended December 31, 2016, 2015, and 2014, the Company repurchased 25,432 shares for $0.7 million, 35,649 shares for $1.0 million, and 72,996 shares for $1.8 million, respectively, related to tax withholding requirements on vested share-based awards. As of December 31, 2016, there were 861,561 total shares available for future grant in accordance with the provisions of the 2007 Plan.

PUP Awards

In February 2016, the PUP Plan was amended to provide that PUP awards earned under the 2007 Plan may be payable in the form of cash or in shares of Viad common stock (or a combination of both). Previously, payouts could only be made in cash. The vesting of shares is based upon achievement of certain performance-based criteria. The performance period of the shares is three years.

During the year ended December 31, 2016, Viad granted $2.7 million of PUP awards of which $0.9 million are payable in shares. As of December 31, 2016 and 2015, Viad had recorded liabilities of $7.6 million and $2.4 million, respectively, related to PUP awards. In March 2016, the PUP awards granted in 2013 vested and cash payouts of $0.2 million were distributed. In March 2015, the PUP awards granted in 2012 vested and cash payouts of $2.4 million were distributed. In March 2014, the PUP awards granted in 2011 vested and cash payouts totaling $2.9 million were distributed.

Restricted Stock Units

As of December 31, 2016 and December 31, 2015, Viad had aggregate liabilities recorded of $0.4 million and $0.3 million, respectively, related to restricted stock units. In February 2016, portions of the 2011, 2012, and 2013 restricted stock units vested and cash payouts of $0.2 million were distributed. In February 2015, portions of the 2010, 2011, and 2012 restricted stock units vested and cash payouts of $0.3 million were distributed. In February 2014, portions of the 2010 and 2011 restricted stock units vested and cash payouts of $0.2 million were distributed.

Stock Options

During the year ended December 31, 2016, there was no stock option activity. As of both December 31, 2016 and 2015 there were 63,773 stock options outstanding and exercisable with a weighted-average exercise price of $16.62 and a weighted-average remaining contractual life of 3.2 years.

As of December 31, 2016, there were no unrecognized costs related to non-vested stock option awards. As discussed above, the equitable adjustments to the outstanding stock options resulting from the special cash dividends paid on February 14, 2014 and November 7, 2013 reduced the exercise price and increased the number of shares of common stock underlying such options. This adjustment to the exercise price and the number of shares did not impact the compensation expense recognized by the Company for the years ended December 31, 2016 and 2015, or the unrecognized cost.

Additional information pertaining to stock options is provided in the table below:

	December 31,
(in thousands)	2016	2015	2014
Total intrinsic value of stock options outstanding(1)	$1,753	$740	$2,251
Total intrinsic value of stock options exercised	$—	$1,474	$1,616
Cash received from the exercise of stock options	$—	$898	$1,155
Tax benefits realized for tax deductions related to stock option exercises	$—	$104	$461
(1)

The aggregate intrinsic value of stock options outstanding represents the difference between Viad’s closing stock price on December 31 of each year and the exercise price, multiplied by the number of in-the-money options and therefore changes based on changes in the fair market value of Viad’s common stock.

Note 3. Acquisition of Businesses

2016 Acquisitions

Maligne Lake Tours

On January 4, 2016, the Company acquired the assets and operations of Maligne Tours Ltd. (“Maligne Lake Tours”), which provides interpretive boat tours and related services at Maligne Lake, the largest lake in Jasper National Park. The purchase price was $20.9 million Canadian dollars (approximately $15.0 million U.S. dollars) in cash, subject to certain adjustments.

The following table summarizes the updated allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date. During 2016, the Company made a purchase accounting measurement period adjustment of approximately $240,000 to other liabilities based on refinements to assumptions used in the preliminary valuation. The allocation of the purchase price was completed as of December 31, 2016.

(in thousands)
Purchase price paid as:
Cash		$14,962

Fair value of net assets acquired:
Inventories	$246
Prepaid expenses	2
Property and equipment	4,133
Intangible assets	9,244
Total assets acquired	13,625
Customer deposits	15
Other liabilities	240
Total liabilities assumed	255
Total fair value of net assets acquired		13,370
Excess purchase price over fair value of net assets acquired (“goodwill”)		$1,592

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is included in the Pursuit business group and the primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with Pursuit’s other businesses. Goodwill is expected to be deductible for tax purposes pursuant to Canadian tax regulations. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of Maligne Lake Tours were $0.1 million in 2016 which are included in cost of services in Viad’s Consolidated Statements of Operations and $0.2 million in 2015 which are included in corporate activities in Viad’s Consolidated Statements of Operations.

Identified intangible assets acquired in the Maligne Lake Tours acquisition totaled $9.2 million and consist of operating licenses of $8.3 million, customer relationships of $0.8 million, and trade name of $0.1 million. The weighted-average amortization period related to the intangible assets is 26.7 years, largely attributable to operating licenses amortized over the remaining Parks Canada lease of 29 years.

The results of operations of Maligne Lake Tours have been included in Viad’s consolidated financial statements from the date of acquisition. During 2016, revenue and operating income related to Maligne Lake Tours were $6.3 million and $1.9 million, respectively.

CATC

On March 11, 2016, the Company acquired 100 percent of the equity interests in CATC Alaska Tourism Corporation, formerly known as CIRI Alaska Tourism Corporation (“CATC”), the operator of an Alaskan tourism business that includes a marine sightseeing tour business, three lodges, and a package tour business. The purchase price was $45.0 million in cash, subject to certain adjustments.

The following table summarizes the updated allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date. During 2016, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of approximately $89,000 from working capital receivable, $105,000 to accounts payable, and $16,000 from accrued liabilities. The allocation of the purchase price was completed as of December 31, 2016.

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

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of CATC were $0.1 million in 2016, $0.6 million in 2015, and $0.1 million in 2014 and are included in corporate activities in Viad’s Consolidated Statements of Operations.

Identified intangible assets acquired in the CATC acquisition totaled $1.0 million and consist of customer relationships of $0.8 million and trade names of $0.2 million. The weighted-average amortization period related to the intangible assets is 5.8 years.

The results of operations of CATC have been included in Viad’s consolidated financial statements from the date of acquisition. During 2016, revenue and operating income related to CATC were $28.0 million and $6.0 million, respectively.

ON Services

On August 11, 2016, the Company acquired the assets and operations of ON Event Services, LLC (“ON Services”), a leading provider of audio-visual production services for live events in the United States. The aggregate purchase price was up to $92.5 million in cash, subject to certain adjustments, which included an earnout payment (the “Earnout”) of up to $5.5 million. The fair value of the Earnout was valued on the date of acquisition and was remeasured based on the financial performance of ON Services for 2016. As of the transaction date, the fair value of the Earnout was estimated to be $540,000. As of December 31, 2016, the Company determined the fair value of the Earnout was zero as ON Services did not meet its 2016 financial target. Refer to Note 12 – Fair Value Measurements for the estimated fair value of the Earnout as of December 31, 2016.

The following table summarizes the updated allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date. During 2016, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of approximately $628,000 from working capital receivable, $170,000 from accounts receivable, $14,000 from inventories, $102,000 from prepaid expenses, $650,000 to intangible assets, $113,000 to accounts payable, and $92,000 to accrued liabilities. The allocation of the purchase price was completed as of December 31, 2016.

(in thousands)
Purchase price paid as:
Cash		$87,000
Working capital adjustment		344
Contingent consideration		540
Purchase price		87,884

Fair value of net assets acquired:
Accounts receivable	$4,643
Inventories	256
Prepaid expenses	872
Property and equipment	14,827
Intangible assets	33,990
Total assets acquired	54,588
Accounts payable	992
Accrued liabilities	564
Customer deposits	851
Other liabilities	274
Total liabilities assumed	2,681
Total fair value of net assets acquired		51,907
Excess purchase price over fair value of net assets acquired (“goodwill”)		$35,977

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is included in the GES business group and the primary factor that contributed to the purchase price resulting in the recognition of goodwill primarily relates to future growth opportunities when combined with GES’ other businesses. Goodwill is expected to be deductible for tax purposes over 15 years. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of ON Services were $0.9 million in 2016 and were included in corporate activities in Viad’s consolidated statement of operations.

Identified intangible assets acquired in the ON Services acquisition totaled $34.0 million and consist of customer relationships of $27.6 million, trade names of $3.2 million, and non-compete agreements of $3.2 million. The weighted-average amortization period related to the intangible assets is 10.5 years.

The results of operations of ON Services have been included in Viad’s consolidated financial statements from the date of acquisition. During 2016, revenue and operating loss related to ON Services were $21.3 million and $0.8 million, respectively.

FlyOver Canada

On December 29, 2016, the Company acquired the assets and operations of FlyOver Canada, a recreational attraction that provides a virtual flight ride experience with a combination of motion seating, a four-story movie screen, and media and visual effects. The purchase price was $68.8 million Canadian dollars (approximately $50.9 million U.S. dollars) in cash, subject to certain adjustments.

The following table summarizes the preliminary recording of the fair value of the assets acquired and liabilities assumed as of the acquisition date. Due to the recent timing of the acquisition, the purchase price allocation is not yet finalized and is subject to change within the measurement period (up to one year from the acquisition date) as the assessment of property and equipment and intangible assets is finalized.

(in thousands)
Purchase price paid as:
Cash		$50,920
Cash acquired		(6)
Purchase price, net of cash acquired		50,914

Fair value of net assets acquired:
Inventories	$11
Prepaid expenses	37
Property and equipment	10,867
Intangible assets	6,028
Total assets acquired	16,943
Accrued liabilities	118
Total liabilities acquired	118
Total fair value of net assets acquired		16,825
Excess purchase price over fair value of net assets acquired (“goodwill”)		$34,089

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill of FlyOver Canada is included in the Pursuit business group and is a separate reporting unit. The primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future growth opportunities and expansion of the FlyOver concept. Goodwill is expected to be deductible for tax purposes pursuant to Canadian tax regulations. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of FlyOver Canada were $0.5 million in 2016 and are included in cost of services in Viad’s Consolidated Statements of Operations.

Identified intangible assets acquired in the FlyOver Canada acquisition totaled $6.0 million and consist of trade names of $3.7 million, customer relationships of $1.6 million, and non-compete agreements of $0.7 million. The weighted-average amortization period related to the intangible assets is 9.4 years.

The results of operations of FlyOver Canada have been included in Viad’s consolidated financial statements from the date of acquisition. During 2016, revenue and operating income related to FlyOver Canada were $72,000 and $5,000, respectively.

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

Transaction costs associated with the acquisition of Blitz were $0.1 million in 2015 and $0.8 million in 2014 and are included in corporate activities in Viad’s Consolidated Statements of Operations. The results of operations of Blitz have been included in Viad’s consolidated financial statements from the date of acquisition. During 2014, revenue of $10.1 million and operating income of $0.4 million related to Blitz have been included in Viad’s Consolidated Statements of Operations.

onPeak LLC

In October 2014, the Company acquired onPeak LLC for a purchase price of $43.0 million in cash. Of the initial purchase price, $4.1 million was deposited at closing into escrow to secure post-closing purchase price adjustments, resolution of certain tax matters and other indemnity claims. onPeak LLC provides event accommodations services in North America to the live events industry.

Transaction costs associated with the acquisition of onPeak LLC were $0.2 million in 2015 and $0.5 million in 2014 and are included in corporate activities in Viad’s Consolidated Statements of Operations. The results of operations of onPeak LLC have been included in Viad’s consolidated financial statements from the date of acquisition. During 2014, revenue of $2.7 million and an operating loss of $0.7 million related to onPeak LLC have been included in Viad’s Consolidated Statements of Operations.

Travel Planners, Inc.

In October 2014, the Company acquired Travel Planners, Inc. for a purchase price of $33.7 million in cash less a working capital adjustment of $0.3 million. Of the purchase price, $8.8 million was deposited at closing into escrow to secure post-closing purchase price adjustments, resolution of certain tax matters, and other indemnity claims. An additional amount of $0.9 million was paid during 2015 to Travel Planners, Inc. as a result of an election made by the Company to treat the purchase as an asset acquisition for tax purposes. Travel Planners, Inc. provides event accommodations services in North America to the live events industry. Travel Planners, Inc. was merged into onPeak LLC in January 2015 and is collectively referred to as “onPeak.”

Transaction costs associated with the acquisition of Travel Planners, Inc. were $0.2 million in 2015 and $0.5 million in 2014 and are included in corporate activities in Viad’s Consolidated Statements of Operations. The results of operations of Travel Planners, Inc. have been included in Viad’s consolidated financial statements from the date of acquisition. During 2014, revenue of $3.4 million and operating income of $0.5 million related to Travel Planners, Inc. have been included in Viad’s Consolidated Statements of Operations.

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

Transaction costs associated with the acquisition of N200 were $0.2 million in 2015 and $1.0 million in 2014 and are included in corporate activities in Viad’s Consolidated Statements of Operations. The results of operations of N200 have been included in Viad’s consolidated financial statements from the date of acquisition. During 2014, revenue of $0.4 million and an operating loss of $0.2 million related to N200 have been included in Viad’s Consolidated Statements of Operations.

The following table summarizes the final allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisitions. The balances in the table below remain unchanged from the balances reflected in the Consolidated Balance Sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

	West Glacier Properties	Blitz	onPeak LLC	Travel Planners, Inc.	N200
(in thousands)
Purchase price paid as:
Cash	$16,544	$24,416	$42,950	$33,674	$12,068
Additional purchase price paid for tax election	—	—	—	896	—
Working capital adjustment	—	—	—	(279)	458
Working capital adjustment payable	320	—	—	—	—
Contingent consideration	—	—	—	—	1,145
Cash acquired	—	(190)	(4,064)	(4,204)	(943)
Total purchase price	16,864	24,226	38,886	30,087	12,728

Fair value of net assets acquired:
Accounts receivable	—	264	4,008	1,450	1,732
Prepaid expenses	24	410	640	120	115
Inventories	1,374	433	—	—	46
Property and equipment	14,510	5,951	2,450	93	1,280
Intangible assets	189	8,692	14,100	14,400	3,682
Other non-current assets	—	—	129	—	—
Total assets acquired	16,097	15,750	21,327	16,063	6,855
Accounts payable	—	1,232	738	488	421
Accrued liabilities	35	2,246	3,341	1,557	1,057
Customer deposits	402	199	4,225	4,525	569
Deferred tax liability	—	468	3,028	—	986
Revolving credit facility	—	488	—	—	—
Accrued dilapidations	—	417	—	—	—
Other liabilities	64	—	129	—	106
Total liabilities acquired	501	5,050	11,461	6,570	3,139
Total fair value of net assets acquired	15,596	10,700	9,866	9,493	3,716
Excess purchase price over fair value of net assets acquired (“goodwill”)	$1,268	$13,526	$29,020	$20,594	$9,012

Under the acquisition method of accounting, the purchase prices as shown in the table above are allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired is recorded as goodwill. Goodwill is included in the Pursuit business group for the West Glacier Properties, in GES International for Blitz and N200, and in GES U.S. for onPeak LLC and Travel Planners, Inc. and the primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with the Company’s other businesses. All goodwill is deductible for tax purposes over a period of 15 years for West Glacier Properties and Travel Planners, Inc., while $9.9 million of onPeak LLC’s $29.0 million goodwill is deductible and will be amortized over 15 years. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature.

Following are the details of the purchase price allocated to the intangible assets acquired for the 2014 Acquisitions:

(in thousands, except weighted average life)	West Glacier Properties	Blitz	onPeak LLC	Travel Planners, Inc.	N200
Customer relationships	$—	$6,808	$13,800	$13,500	$3,309
Non-compete agreements	—	1,413	—	—	124
Trade name	—	471	300	300	125
Favorable lease contracts	189	—	—	600	124
Fair value of intangible assets acquired	$189	$8,692	$14,100	$14,400	$3,682
Weighted average life	3.5 years	6.9 years	9.9 years	9.8 years	7.4 years

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the 2016 acquisitions had each been completed on January 1, 2015:

	Year Ended December 31,
(in thousands, except per share data)	2016	2015
Revenue	$1,250,290	$1,183,656
Depreciation and amortization	$52,074	$52,631
Income from continuing operations	$43,727	$27,881
Net income attributable to Viad	$42,517	$27,045
Diluted income per share (1)	$2.10	$1.35
Basic income per share	$2.10	$1.35

(1)  Diluted income per share amount cannot exceed basic income per share.

Note 4. Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2016	2015
Raw materials	$16,846	$14,383
Work in process	14,574	13,146
Inventories	$31,420	$27,529

Note 5. Other Current Assets

Other current assets consisted of the following:

	December 31,
(in thousands)	2016	2015
Prepaid vendor payments	$3,633	$2,140
Income tax receivable	3,614	4,643
Prepaid software maintenance	2,804	2,026
Prepaid insurance	2,479	2,024
Prepaid taxes	850	1,261
Prepaid rent	327	1,406
Prepaid other	731	2,777
Other	4,011	1,034
Other current assets	$18,449	$17,311

Note 6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2016	2015
Land and land interests(1)	$31,670	$29,032
Buildings and leasehold improvements	185,987	135,381
Equipment and other(2)	326,868	270,957
Gross property and equipment	544,525	435,370
Accumulated depreciation	(264,667)	(246,131)
Property and equipment, net	$279,858	$189,239
(1)

Land and land interests include certain leasehold interests in land within Pursuit for which the Company is considered to have perpetual use rights. As of December 31, 2016 and 2015, the carrying amount of these leasehold interests was $7.9 million and $7.7 million, respectively. These land interests are not subject to amortization.

(2)

Equipment and other includes capitalized costs incurred in developing or obtaining internal and external use software. As of December 31, 2016 and 2015, the net carrying amount of capitalized software was $11.9 million and $12.3 million, respectively.

Depreciation expense was $33.6 million for 2016 and $28.1 million for 2015 and 2014.

During 2016, 2015, and 2014, non-cash increases to property and equipment related to assets acquired under capital leases was $1.2 million, $1.0 million, and $0.9 million, respectively. In addition, during 2016, 2015, and 2014, non-cash increases to property and equipment in accounts payable and accrued liabilities was $0.9 million, $2.3 million, and $0.8 million, respectively.

Viad recorded impairment charges of $0.2 million, $0.1 million, and $0.9 million during 2016, 2015, and 2014, respectively. The 2016 amount related to the write-down of certain software and buses in Pursuit. The 2015 amount related to the write-off of certain software in Pursuit. The 2014 amount related to the write-off of certain internally developed software at GES. These impairment losses are included in other impairment charges in Viad’s Consolidated Statements of Operations.

The Mount Royal Hotel in Banff, Canada suffered fire damage on December 29, 2016 and has been closed until further notice. As a result of the fire, an impairment loss of $2.2 million was recorded against the net book value of the hotel assets. The losses related to the fire are covered by Viad’s property and business interruption insurance. Accordingly, the Company recorded an offsetting impairment recovery of $2.2 million. Assessment of the full value of the loss is ongoing.

Note 7. Other Investments and Assets

Other investments and assets consisted of the following:

	December 31,
(in thousands)	2016	2015 (1)
Cash surrender value of life insurance	$23,197	$21,970
Self-insured liability receivable	10,463	5,979
Workers’ compensation insurance security deposits	4,050	4,250
Other mutual funds	2,062	2,192
Other	4,525	3,240
Other investments and assets	$44,297	$37,631
(1)

In accordance with ASU 2015-03, unamortized debt issuance costs are reflected as a direct deduction from the carrying amount of the related debt. The Company adopted the new guidance retrospectively to all prior periods presented in the consolidated financial statements. As a result, $1.6 million of unamortized debt issuance costs were reclassified from other investments and assets to a reduction of long-term debt on the December 31, 2015 consolidated balance sheet.

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(in thousands)	GES U.S.	GES International	Pursuit	Total
Balance at December 31, 2014	$110,618	$42,221	$41,358	$194,197
Purchase price allocation adjustments	1,682	475	—	2,157
Foreign currency translation adjustments	—	(3,488)	(7,070)	(10,558)
Disposals(1)	—	(573)	—	(573)
Balance at December 31, 2015	112,300	38,635	34,288	185,223
Business acquisitions	35,977	—	35,681	71,658
Foreign currency translation adjustments	—	(4,175)	1,316	(2,859)
Balance at December 31, 2016	$148,277	$34,460	$71,285	$254,022
(1)

During 2015, the Company partially disposed of certain operations associated with a venue services contract within GES International. Accordingly, goodwill of $0.6 million was included in the carrying amount of those operations, and a loss of $23,000 was recorded in income from continuing operations related to the disposal.

The following table summarizes goodwill by reporting unit and segment:

	December 31,
(in thousands)	2016	2015
GES:
U.S.	$148,277	$112,300
International:
GES EMEA	27,694	32,064
GES Canada	6,766	6,571
Total GES	182,737	150,935
Pursuit:
Brewster Travel Canada	32,587	29,836
Alaska Collection	3,184	3,184
Glacier Park, Inc.	1,268	1,268
FlyOver Canada	34,246	—
Total Pursuit	71,285	34,288
Total Goodwill	$254,022	$185,223

Goodwill is tested for impairment on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

GES U.S. goodwill is assigned to and tested at the operating segment level. GES International goodwill is assigned to and tested based on the segment’s geographical operations (GES EMEA and GES Canada). Pursuit’s impairment testing is performed at the reporting unit level (Brewster Travel Canada, the Alaska Collection, Glacier Park, Inc., and FlyOver Canada).

As a result of the Company’s most recent impairment analysis performed as of October 31, 2016, the excess of the estimated fair value over the carrying value (expressed as a percentage of the carrying amounts) under step one of the impairment test for each of GES’ reporting units in the U.S., GES EMEA, and GES Canada was 153 percent, 137 percent, and 165 percent, respectively. For the Brewster Travel Canada, the Alaska Collection, and the Glacier Park, Inc. reporting units, the excess of the estimated fair value over the carrying value was 132 percent, 70 percent, and 14 percent, respectively. FlyOver Canada was acquired on December 29, 2016 and was not included in the October 31, 2016 impairment analysis.

Viad’s accumulated goodwill impairment as of December 31, 2016 and 2015 was $229.7 million for both periods.

Other intangible assets consisted of the following:

	December 31, 2016			December 31, 2015
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$67,762	$(14,345)	$53,417	$38,342	$(7,814)	$30,528
Operating contracts and licenses	9,315	(652)	8,663	665	(272)	393
Tradenames	8,324	(1,440)	6,884	1,322	(863)	459
Non-compete agreements	5,190	(1,369)	3,821	1,516	(656)	860
Other	886	(458)	428	898	(276)	622
Total amortized intangible assets	91,477	(18,264)	73,213	42,743	(9,881)	32,862
Unamortized intangible assets:
Business licenses	460	—	460	460	—	460
Other intangible assets	$91,937	$(18,264)	$73,673	$43,203	$(9,881)	$33,322

Intangible asset amortization expense was $9.2 million, $7.2 million, and $2.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. The weighted-average amortization period of customer contracts and relationships, tradenames, operating contracts and licenses, non-compete agreements, and other amortizable intangible assets is approximately 9.5 years, 7.4 years, 27.1 years, 3.0 years, and 3.6 years, respectively. The estimated future amortization expense related to amortized intangible assets held at December 31, 2016 is as follows:

(in thousands)
Year ending December 31,
2017	$12,207
2018	10,754
2019	9,712
2020	8,241
2021	7,277
Thereafter	25,022
Total	$73,213

Note 9. Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2016	2015
Continuing operations:
Self-insured liability accrual	$5,941	$6,891
Accrued sales and use taxes	4,279	4,772
Accrued employee benefit costs	2,624	3,892
Accrued dividends	2,119	2,103
Current portion of pension liability	1,963	1,768
Accrued restructuring	1,924	1,757
Deferred rent	1,535	548
Accrued rebates	1,078	752
Accrued professional fees	794	751
Accrued income tax payable	758	986
Other taxes	4,210	1,465
Other	2,413	2,537
Total continuing operations	29,638	28,222
Discontinued operations:
Environmental remediation liabilities	492	295
Self-insured liability accrual	162	200
Other	98	521
Total discontinued operations	752	1,016
Total other current liabilities	$30,390	$29,238

Note 10. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	December 31,
(in thousands)	2016	2015
Continuing operations:
Self-insured liability	$12,981	$13,662
Self-insured excess liability	10,463	5,979
Accrued compensation	8,514	7,612
Deferred rent	5,271	5,607
Foreign deferred tax liability	2,264	2,384
Accrued restructuring	1,858	519
Other	1,300	1,262
Total continuing operations	42,651	37,025
Discontinued operations:
Self-insured liability	3,748	3,986
Environmental remediation liabilities	3,091	4,177
Accrued income taxes	1,045	1,151
Other	199	997
Total discontinued operations	8,083	10,311
Total other deferred items and liabilities	$50,734	$47,336

Note 11. Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations consisted of the following:

	December 31,
(in thousands, except interest rates)	2016	2015
Revolving credit facility and term loan 2.6% and 2.4% weighted-average interest rate at December 31, 2016 and 2015, respectively, due through 2019 (1)	$212,750	$127,500
Brewster Inc. revolving credit facility 2.7% weighted-average interest rate at December 31, 2016, due through 2017 (1)	36,456	—
Less unamortized debt issuance costs (2)	(1,464)	(1,572)
Total debt	247,742	125,928
Capital lease obligations, 4.9% and 6.1% weighted-average interest rate at December 31, 2016 and 2015, respectively, due through 2018	1,469	1,475
Total debt and capital lease obligations	249,211	127,403
Current portion (3)	(174,968)	(34,554)
Long-term debt and capital lease obligations	$74,243	$92,849
(1)

Represents the weighted-average interest rate in effect at the respective periods for the revolving credit facilities and term loan borrowings, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.

(2)

In accordance with ASU 2015-03, unamortized debt issuance costs are reflected as a direct deduction from the carrying amount of the related debt. The Company applied the new guidance retrospectively to all prior periods presented in the consolidated financial statements. As a result, $1.6 million of unamortized debt issuance costs were reclassified from other investments and assets to a reduction in long-term debt on the December 31, 2015 consolidated balance sheet.

(3)	Borrowings under the revolving credit facilities are classified as current because all borrowed amounts are due within one year.

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

Effective February 24, 2016, Viad executed an amendment (the “Credit Agreement Amendment”) to the Credit Agreement. The Credit Agreement Amendment modified the terms of the financial covenants and the negative covenants related to acquisitions, restricted payments, and indebtedness. The overall maximum leverage ratio and minimum fixed charge coverage ratio are 3.50 to 1.00 and 1.75 to 1.00, respectively, and will remain at those levels for the entire remaining term of the Credit Agreement. Acquisitions in substantially the same or related lines of business are permitted under the Credit Agreement Amendment, as long as the pro forma leverage ratio is less than or equal to 3.00 to 1.00. Viad can make dividends, distributions, and repurchases of its common stock up to $20 million per calendar year. Stock dividends, distributions, and repurchases above the $20 million limit are not subject to a liquidity covenant, and are permitted as long as the Company’s pro forma leverage ratio is less than or equal to 2.50 to 1.00 and no default or unmatured default, as defined in the Credit Agreement, exists. Unsecured debt is allowed as long as the Company’s pro forma leverage ratio is less than or equal to 3.00 to 1.00. Significant other covenants under the Credit Agreement that remain unchanged by the Credit Agreement Amendment include limitations on investments, sales/leases of assets, consolidations or mergers, and liens on property. As of December 31, 2016, the fixed charge coverage ratio was 2.86 to 1.00, the leverage ratio was 1.92 to 1.00, and Viad was in compliance with all covenants under the Credit Agreement.

Effective December 28, 2016, Brewster, Inc., part of Pursuit, entered into a credit agreement (the “Brewster Credit Agreement”) with a $38 million revolving credit facility (the “Brewster Revolving Credit Facility”). Loans under the Brewster Credit Agreement were used in connection with the Company’s acquisition of FlyOver Canada. Additional loan proceeds will be used for potential future acquisitions in Canada and other general corporate purposes of Brewster Inc. and has a maturity date of December 28, 2017. Brewster Inc.’s lender will have a first perfected security interest in all of the personal property of Brewster Inc. under the Brewster Revolving Credit Facility and a guaranty from Brewster Travel Canada Inc., the immediate parent of Brewster Inc., (secured by its present and future personal property), Viad, and all current or future subsidiaries of Viad that are required to be guarantors under Viad’s Credit Agreement.

As of December 31, 2016, Viad’s total debt and capital lease obligations were $249.2 million, consisting of outstanding borrowings under the Term Loan of $93.8 million, under the Revolving Credit Facility of $119.0 million, under the Brewster Revolving Credit Facility of $36.5 million, and capital lease obligations of $1.5 million, offset in part by unamortized debt issuance costs of $1.5 million. As of December 31, 2016, Viad had $54.7 million of capacity remaining under the Revolving Credit Facility, reflecting borrowings of $119.0 million and $1.3 million in outstanding letters of credit. As of December 31, 2016, Brewster Inc. has $1.5 million of capacity remaining under the Brewster Revolving Credit Facility.

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

As of December 31, 2016, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2016 would be $9.3 million. These guarantees relate to facilities leased by the Company through September 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Aggregate annual maturities of long-term debt and capital lease obligations as of December 31, 2016 are as follows:

(in thousands)	Revolving Credit Agreement	Capital Lease Obligations
Year ending December 31,
2017	$174,206	$832
2018	18,750	662
2019	56,250	76
2020	—	8
2021	—	7
Total	$249,206	$1,585
Less: Amount representing interest		(116)
Present value of minimum lease payments		$1,469

As of December 31, 2016, the gross amount of assets recorded under capital leases and accumulated amortization was $3.3 million and $1.7 million, respectively. As of December 31, 2015, the gross amount of assets recorded under capital leases and accumulated amortization was $3.5 million and $2.1 million, respectively. The amortization charges related to assets recorded under capital leases are included in depreciation expense. Refer to Note 6 – Property and Equipment.

The weighted-average interest rate on total debt (including amortization of debt issuance costs and commitment fees) was 3.1 percent, 3.2 percent and 4.0 percent for 2016, 2015, and 2014, respectively. The estimated fair value of total debt was $252.8 million and $113.9 million as of December 31, 2016 and 2015, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Cash paid for interest on debt for 2016, 2015, and 2014 was $5.5 million, $4.2 million, and $1.7 million, respectively.

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs and measures the earnout contingent consideration liability at fair value on a recurring basis using Level 3 inputs. The fair value information related to these assets and liability is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds(1)	$118	$118	$—	$—
Other mutual funds(2)	2,062	2,062	—	—
Total assets at fair value on a recurring basis	$2,180	$2,180	$—	$—

Earnout contingent consideration liability(3)	$—	$—	$—	$—
Total liabilities at fair value on a recurring basis	$—	$—	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds(1)	$118	$118	$—	$—
Other mutual funds(2)	2,192	2,192	—	—
Total assets at fair value on a recurring basis	$2,310	$2,310	$—	$—
(1)

Money market funds are included in “Cash and cash equivalents” in the consolidated balance sheets. These investments are classified as available-for-sale and were recorded at fair value. There have been no realized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

(2)

Other mutual funds are included in “Other investments and assets” in the consolidated balance sheets. These investments are classified as available-for-sale and were recorded at fair value. As of December 31, 2016 and 2015, there were unrealized gains of $0.7 million ($0.4 million after-tax) and $0.6 million ($0.3 million after tax), respectively, which were included in “Accumulated other comprehensive income (loss)” (“AOCI”) in the consolidated balance sheets.

(3)

The fair value measurement of the earnout contingent consideration obligation relates to the acquisition of ON Services in August 2016. As of the acquisition transaction date, the fair value measurement was estimated to be $540,000. As of December 31, 2016, the fair value measurement was determined to be zero as ON Services did not meet its financial target. Changes in the value of the obligation are recorded as income or expense in Viad’s Consolidated Statements of Operations.

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 11 – Debt and Capital Lease Obligations for the estimated fair value of debt obligations.

Note 13. Income Per Share

The components of basic and diluted income per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Net income attributable to Viad (diluted)	$42,269	$26,606	$52,354
Less: Allocation to non-vested shares	(571)	(385)	(970)
Net income allocated to Viad common stockholders (basic)	$41,698	$26,221	$51,384
Basic weighted-average outstanding common shares	19,990	19,797	19,804
Additional dilutive shares related to share-based compensation	187	184	329
Diluted weighted-average outstanding shares	20,177	19,981	20,133
Income per share:
Basic income attributable to Viad common stockholders	$2.09	$1.32	$2.59
Diluted income attributable to Viad common stockholders(1)	$2.09	$1.32	$2.59
(1)	Diluted income per share amount cannot exceed basic income per share.

Options to purchase 500 shares, 4,000 shares, and 26,000 shares of common stock were outstanding during the years ended December 31, 2016, 2015, and 2014, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.

Note 14. Preferred Stock Purchase Rights

Viad has authorized five million and two million shares of Preferred Stock and Junior Participating Preferred Stock, respectively, none of which was outstanding on December 31, 2016.

Note 15. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (“AOCI”) by component are as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$471	$12,415	$(13,280)	$(394)
Other comprehensive income (loss) before reclassifications	(55)	(35,672)	1,546	(34,181)
Amounts reclassified from AOCI, net of tax	(70)	—	469	399
Net other comprehensive income (loss)	(125)	(35,672)	2,015	(33,782)
Balance at December 31, 2015	$346	$(23,257)	$(11,265)	$(34,176)
Other comprehensive income (loss) before reclassifications	135	(5,827)	—	(5,692)
Amounts reclassified from AOCI, net of tax	(60)	—	537	477
Net other comprehensive income (loss)	75	(5,827)	537	(5,215)
Balance at December 31, 2016	$421	$(29,084)	$(10,728)	$(39,391)

The following table presents information about reclassification adjustments out of AOCI:

	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
(in thousands)	2016	2015
Unrealized gains on investments	$(97)	$(112)	Interest income
Tax effect	37	42	Income taxes
	$(60)	$(70)

Recognized net actuarial loss(1)	$1,440	$1,180
Amortization of prior service credit(1)	(575)	(552)
Tax effect	(328)	(159)	Income taxes
	$537	$469
(1)	Amount included in pension expense. Refer to Note 17 – Pension and Postretirement Benefits.

Note 16. Income Taxes

Earnings before income taxes from continuing operations consist of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Foreign	$33,611	$35,571	$33,349
United States	31,118	2,364	7,938
Income from continuing operations before income taxes	$64,729	$37,935	$41,287

Significant components of the income tax provision from continuing operations are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Current:
United States:
Federal	$3,685	$(876)	$—
State	1,716	1,558	16
Foreign	8,177	9,342	9,824
Total current	13,578	10,024	9,840
Deferred:
United States:
Federal	8,427	1,854	(9,486)
State	(598)	(164)	(125)
Foreign	(157)	(1,221)	(120)
Total deferred	7,672	469	(9,731)
Income tax expense	$21,250	$10,493	$109

The Company is subject to income tax in jurisdictions in which it operates. A reconciliation of the statutory federal income tax rate to the effective tax rate of the Company for the years 2014 – 2016 is as follows:

	Year Ended December 31,
(in thousands)	2016		2015		2014
Computed income tax expense at statutory federal income tax rate of 35%	$22,655	35.0%	$13,277	35.0%	$14,450	35.0%
State income taxes, net of federal provision	292	0.5%	1,713	4.5%	227	0.5%
Foreign tax rate differentials	(882)	(1.4)%	(1,181)	(3.1)%	(1,262)	(3.1)%
U.S. tax on foreign earnings (net of foreign tax credits)	(373)	(0.6)%	(948)	(2.5)%	(2,168)	(5.3)%
Change in valuation allowance	1,230	1.9%	(944)	(2.5)%	(11,650)	(28.2)%
Proceeds from life insurance	—	—	—	—	(133)	(0.3)%
Return to provision and other adjustments	(2,406)	(3.7)%	(1,557)	(4.1)%	(1,401)	(3.4)%
Other, net	734	1.1%	133	0.4%	2,046	5.0%
Income tax expense	$21,250	32.8%	$10,493	27.7%	$109	0.2%

The components of deferred income tax assets and liabilities included in the consolidated balance sheets are as follows:

	December 31,
(in thousands)	2016	2015
Deferred tax assets:
Tax credit carryforwards	$11,380	$19,529
Pension, compensation, and other employee benefits	22,868	23,212
Provisions for losses	10,235	11,119
Net operating loss carryforward	5,023	4,310
State income taxes	3,790	2,944
Other deferred income tax assets	5,020	3,456
Total deferred tax assets	58,316	64,570
Valuation allowance	(3,998)	(2,837)
Foreign deferred tax assets included above	(1,972)	(2,460)
Net deferred tax assets	52,346	59,273
Deferred tax liabilities:
Property and equipment	(3,299)	(3,510)
Deferred tax related to life insurance	(5,642)	(5,316)
Goodwill and other intangible assets	(4,535)	(4,038)
Other deferred income tax liabilities	(557)	(1,115)
Total deferred tax liabilities	(14,033)	(13,979)
Foreign deferred tax liabilities included above	2,852	3,471
United States net deferred tax assets	$41,165	$48,765

The Company uses significant judgment in forming conclusions regarding the recoverability of its deferred tax assets and evaluates all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. As of December 31, 2016 and 2015, Viad had gross deferred tax assets of $58.3 million and $64.6 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

As of December 31, 2016, the Company has foreign tax credit carryforwards of $2.3 million, of which $2.2 million are U.S. foreign tax credits and $0.1 million are United Kingdom foreign tax credits. The U.S. foreign tax credits are subject to a 10-year carryforward period. Of the $2.2 million, less than $0.1 million will expire in 2021, $0.3 million will expire in 2022, and $1.9 million will expire in 2023. The United Kingdom foreign tax credits may be carried forward indefinitely. As of December 31, 2016, Viad had tax credit carryforwards related to alternative minimum tax of $9.1 million that may be carried forward indefinitely.

As of December 31, 2016 and 2015, Viad had gross state and foreign net operating loss carryforwards of $63.0 million and $56.0 million, respectively, for which the Company had deferred tax assets of $5.0 million and $4.3 million, respectively. The state and foreign net operating loss carryforwards expire on various dates from 2017 through 2035. During 2016, the Company increased its valuation allowance related to state and foreign net operating loss carryforwards by $1.2 million and during 2015, decreased it by $0.8 million. As of December 31, 2016 and 2015, Viad had a valuation allowance of $4.0 million and $2.8 million related to state and foreign net operating loss carryforwards, respectively.

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

Viad has not recorded deferred taxes on certain historical unremitted earnings of its subsidiaries located in Canada, the United Kingdom, and the Netherlands as management intends to reinvest those earnings in operations outside of the United States. As of December 31, 2016, the incremental unrecognized tax liability (net of estimated foreign tax credits) related to those undistributed earnings was approximately $6.8 million. To the extent that circumstances change and it becomes apparent that some or all of those undistributed earnings will be remitted to the U.S., Viad would accrue income taxes attributable to such remittance.

Viad exercises judgment in determining the income tax provision for positions taken on prior returns when the ultimate tax determination is uncertain. Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in its consolidated balance sheets unless they are expected to be paid within the next year. As of December 31, 2016 and 2015, the Company had liabilities associated with uncertain tax positions (including interest and penalties) of $2.7 million and $1.5 million, respectively. Of this amount, $1.2 million was classified as short-term liabilities, as they are expected to be released within the next twelve months and the remainder was classified as non-current liabilities.

During 2016, the Company recognized a net increase of $1.3 million in the liability for continuing operations uncertain tax positions and $0.1 million in accrued interest and penalties related to continuing operations positions. Uncertain tax positions are classified as a component of income tax expense and the impact of the change in uncertain tax positions was less than $0.1 million as of December 31, 2016. The Company expects $0.2 million of the continuing operations uncertain tax positions to be resolved or settled during 2017.

The Company had accrued liabilities for uncertain tax positions for discontinued operations of $0.6 million and accrued interest and penalties of $0.4 million and $0.5 million as of December 31, 2016 and 2015, respectively. The decrease in interest accrued was due to the change in the interest rate applied. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of tax, if applicable). The Company expects $1.0 million of the discontinued operations uncertain tax positions to be resolved or settled within the next twelve months.

A reconciliation of the liabilities associated with uncertain tax positions (excluding interest and penalties) is as follows:

(in thousands)	Continuing Operations	Discontinued Operations	Total
Balance at December 31, 2013	$736	$636	$1,372
Additions for tax positions taken in prior years	1,019	—	1,019
Reductions for lapse of applicable statutes	(472)	—	(472)
Balance at December 31, 2014	1,283	636	1,919
Additions for tax positions taken in prior years	43	—	43
Reductions for tax positions taken in prior years	(666)	—	(666)
Reductions for lapse of applicable statutes	(353)	—	(353)
Balance at December 31, 2015	307	636	943
Additions for tax positions taken in prior years	1,295	—	1,295
Reductions for lapse of applicable statutes	(43)	—	(43)
Balance at December 31, 2016	$1,559	$636	$2,195

On December 7, 2016, the U.S. Treasury and the Internal Revenue Service issued final and temporary regulations under Internal Revenue Code §987 to address the tax impact of foreign currency translation gains or losses arising from foreign branch operations that operate in a currency other than the U.S. dollar. The Company evaluated the impact of the regulations under the “Fresh Start Transition Method” described in the regulations. The resulting increase to the deferred tax asset was recorded as a benefit to income tax expense.

Viad is subject to regular and recurring audits by taxing authorities in jurisdictions in which the Company currently operates or has operated in the past. This includes the United States, Canada, the United Kingdom, Germany, and the Netherlands.

Viad’s 2013 through 2016 U.S. federal tax years and various state tax years from 2012 through 2016 remain subject to income tax examinations by tax authorities. The 2006, 2008, and 2010 federal tax years remain subject to adjustment to the extent of federal net operating loss carryback claims, which will expire in 2017. Tax years 2011 through 2016 remain subject to examination by various foreign taxing jurisdictions.

During 2016, 2015, and 2014, cash paid for income taxes was $14.1 million, $10.1 million, and $8.4 million, respectively.

Note 17. Pension and Postretirement Benefits

Domestic Plans

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

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s pension plans included the following:

	December 31,
(in thousands)	2016	2015	2014
Net periodic benefit cost:
Service cost	$98	$101	$87
Interest cost	1,032	1,018	1,079
Expected return on plan assets	(256)	(380)	(436)
Recognized net actuarial loss	423	492	407
Net periodic benefit cost	1,297	1,231	1,137
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	1	(963)	3,418
Reversal of amortization item:
Net actuarial loss	(423)	(492)	(407)
Total recognized in other comprehensive income (loss)	(422)	(1,455)	3,011
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$875	$(224)	$4,148

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s postretirement benefit plans included the following:

	December 31,
(in thousands)	2016	2015	2014
Net periodic benefit cost:
Service cost	$99	$152	$129
Interest cost	573	619	640
Amortization of prior service credit	(503)	(552)	(593)
Recognized net actuarial loss	295	528	166
Net periodic benefit cost	464	747	342
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	(790)	(1,248)	1,045
Prior service credit	73	3	(1,283)
Reversal of amortization item:
Net actuarial loss	(295)	(528)	(166)
Prior service credit	503	552	593
Total recognized in other comprehensive income (loss)	(509)	(1,221)	189
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(45)	$(474)	$531

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$14,906	$16,012	$10,049	$11,127	$14,573	$16,235
Service cost	—	—	97	101	99	152
Interest cost	629	616	403	402	573	619
Actuarial adjustments	240	(1,013)	(221)	(1,072)	(790)	(1,248)
Plan amendments	—	—	—	—	73	3
Benefits paid	(748)	(709)	(503)	(509)	(909)	(1,188)
Benefit obligation at end of year	15,027	14,906	9,825	10,049	13,619	14,573
Change in plan assets:
Fair value of plan assets at beginning of year	10,479	11,198	—	—	—	—
Actual return on plan assets	273	(742)	—	—	—	—
Company contributions	412	732	503	509	909	1,188
Benefits paid	(748)	(709)	(503)	(509)	(909)	(1,188)
Fair value of plan assets at end of year	10,416	10,479	—	—	—	—
Funded status at end of year	$(4,611)	$(4,427)	$(9,825)	$(10,049)	$(13,619)	$(14,573)

The net amounts recognized in Viad’s consolidated balance sheets under the caption “Pension and postretirement benefits” as of December 31 were as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2016	2015	2016	2015	2016	2015
Other current liabilities	$—	$—	$699	$645	$1,094	$1,122
Non-current liabilities	4,611	4,427	9,126	9,404	12,525	13,451
Net amount recognized	$4,611	$4,427	$9,825	$10,049	$13,619	$14,573

Amounts recognized in accumulated other comprehensive income as of December 31 consisted of:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Total	Total
(in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Net actuarial loss	$9,090	$9,202	$2,496	$2,806	$2,710	$3,795	$14,296	$15,803
Prior service credit	—	—	—	—	(1,598)	(2,173)	(1,598)	(2,173)
Subtotal	9,090	9,202	2,496	2,806	1,112	1,622	12,698	13,630
Less tax effect	(3,447)	(3,490)	(947)	(1,064)	(422)	(615)	(4,816)	(5,169)
Total	$5,643	$5,712	$1,549	$1,742	$690	$1,007	$7,882	$8,461
The estimated net actuarial loss for the postretirement benefit plans, that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2017, is approximately $0.2 million. The estimated prior service credit for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit credit in 2017 is approximately $0.4 million.

The estimated net actuarial loss for the unfunded and funded benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2017 is approximately $0.1 million and $0.4 million, respectively.

The fair value of the domestic plans’ assets by asset class was as follows:

		Fair Value Measurements at December 31, 2016
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobserved Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,352	$5,352	$—	$—
Equity securities	4,580	4,580	—	—
Cash	280	280	—	—
Other	204	—	204	—
Total	$10,416	$10,212	$204	$—

		Fair Value Measurements at December 31, 2015
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobserved Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,453	$5,453	$—	$—
Equity securities	4,459	4,459	—	—
Cash	357	357	—	—
Other	210	—	210	—
Total	$10,479	$10,269	$210	$—

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

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans
2017	$890	$713	$1,116
2018	$907	$738	$1,105
2019	$933	$749	$1,098
2020	$1,001	$751	$1,078
2021	$963	$736	$1,039
2022-2026	$4,941	$3,405	$4,750

Foreign Pension Plans

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

	December 31,
(in thousands)	2016	2015	2014
Net periodic benefit cost:
Service cost	$488	$503	$413
Interest cost	488	505	631
Expected return on plan assets	(558)	(583)	(640)
Recognized net actuarial loss	162	160	145
Net periodic benefit cost	580	585	549
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	158	182	361
Reversal of amortization of net actuarial loss	(162)	(160)	145
Total recognized in other comprehensive income (loss)	(4)	22	506
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$576	$607	$1,055

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
(in thousands)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$9,744	$12,016	$2,470	$2,756
Service cost	488	503	—	—
Interest cost	400	415	87	89
Actuarial adjustments	395	(176)	105	178
Benefits paid	(818)	(1,115)	(177)	(179)
Translation adjustment	279	(1,899)	1	(374)
Benefit obligation at end of year	10,488	9,744	2,486	2,470
Change in plan assets:
Fair value of plan assets at beginning of year	9,705	11,747	—	—
Actual return on plan assets	617	377	—	—
Company contributions	795	566	177	179
Benefits paid	(818)	(1,115)	(177)	(179)
Translation adjustment	277	(1,870)	—	—
Fair value of plan assets at end of year	10,576	9,705	—	—
Funded status at end of year	$88	$(39)	$(2,486)	$(2,470)

The net amounts recognized in Viad’s consolidated balance sheets under the caption “Pension and postretirement benefits” as of December 31 were as follows:

	Funded Plans		Unfunded Plans
(in thousands)	2016	2015	2016	2015
Non-current assets	$(88)	$—	$—	$—
Other current liabilities	—	—	170	162
Non-current liabilities	—	39	2,316	2,308
Net amount recognized	$(88)	$39	$2,486	$2,470

The net actuarial losses for the foreign funded plans as of December 31, 2016 and 2015 were $3.3 million ($2.5 million after-tax) and $3.3 million ($2.5 million after-tax), respectively. The net actuarial losses for the foreign unfunded plans as of December 31, 2016 and 2015 were $0.4 million ($0.3 million after-tax) and $0.4 million ($0.3 million after-tax), respectively.

The fair value information related to the foreign pension plans’ assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$4,082	$4,082	$—	$—
Equity securities	4,518	4,130	388	—
Other	1,976	1,976	—	—
Total	$10,576	$10,188	$388	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$4,372	$4,372	$—	$—
Equity securities	4,908	4,533	375	—
Other	425	425	—	—
Total	$9,705	$9,330	$375	$—

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans
2017	$366	$170
2018	$385	$169
2019	$387	$169
2020	$390	$169
2021	$407	$168
2022-2026	$2,551	$833

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

The accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans
(in thousands)	2016	2015	2016	2015
Projected benefit obligation	$15,027	$14,906	$9,825	$10,049
Accumulated benefit obligation	$15,027	$14,906	$9,737	$9,934
Fair value of plan assets	$10,416	$10,479	$—	$—

	Foreign Plans
	Funded Plans		Unfunded Plans
(in thousands)	2016	2015	2016	2015
Projected benefit obligation	$10,488	$9,744	$2,486	$2,470
Accumulated benefit obligation	$9,906	$9,186	$2,486	$2,470
Fair value of plan assets	$10,576	$9,705	$—	$—

Contributions

In aggregate for both the domestic and foreign plans, the Company anticipates contributing $1.6 million to the funded pension plans, $0.9 million to the unfunded pension plans, and $1.1 million to the postretirement benefit plans in 2017.

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2016	2015	2016	2015	2016	2015	2016	2015
Discount rate	4.12%	4.37%	3.99%	4.25%	4.08%	4.30%	3.52%	3.76%
Rate of compensation increase	N/A	N/A	3.00%	3.00%	N/A	N/A	2.34%	2.31%

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2016	2015	2016	2015	2016	2015	2016	2015
Discount rate	4.33%	3.97%	4.25%	3.90%	4.30%	4.00%	3.77%	3.86%
Expected return on plan assets	2.25%	3.33%	N/A	N/A	0.00%	0.00%	4.53%	4.51%
Rate of compensation increase	N/A	N/A	3.00%	3.00%	N/A	N/A	2.34%	2.31%

The assumed health care cost trend rate used in measuring the December 31, 2016 accumulated postretirement benefit obligation was 7.0 percent, declining one-quarter percent each year to the ultimate rate of 4.5 percent by the year 2026 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2015 accumulated postretirement benefit obligation was 7.0 percent, declining one-quarter percent each year to the ultimate rate of 4.5 percent by the year 2025 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2016 by approximately $1.3 million and the total of service and interest cost components by approximately $0.1 million. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2016 by approximately $1.1 million and the total of service and interest cost components by approximately $0.1 million.

Multi-employer Plans

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

Viad’s participation in multi-employer pension plans for 2016 is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2016 and 2015 relates to the plan’s year end as of December 31, 2015 and 2014, respectively, and is based on information received from the plan. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

		Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Viad Contributions			Surcharge Paid	Expiration Date of Collective- Bargaining Agreement(s)
(in thousands)	EIN	No.	2016	2015		2016	2015	2014
Pension Fund:
Western Conference of Teamsters Pension Plan	91-6145047	1	Green	Green	No	$6,684	$5,632	$6,369	No	3/31/2020
Southern California Local 831—Employer Pension Fund(1)	95-6376874	1	Green	Green	No	2,805	2,485	2,481	No	8/31/2017
Chicago Regional Council of Carpenters Pension Fund	36-6130207	1	Green	Yellow	Yes	2,532	1,887	1,946	No	5/31/2019
IBEW Local Union No 357 Pension Plan A	88-6023284	1	Green	Green	No	1,402	1,150	1,457	No	6/16/2018
Machinery Movers Riggers & Mach Erect Local 136 Supplemental Retirement Plan(1)	36-1416355	11	Red	Red	Yes	1,203	502	993	Yes	6/30/2019
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	1	Red	Red	Yes	1,151	948	1,018	No	12/31/2018
Electrical Contractors Assoc. Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Plan #2	51-6030753	2	Green	Green	No	845	1,190	1,081	No	6/4/2017
Southwest Carpenters Pension Trust	95-6042875	1	Green	Green	No	791	750	885	No	6/30/2018
Southern California IBEW-NECA Pension Fund	95-6392774	1	Yellow	Yellow	Yes	701	835	768	Yes	continuous
New England Teamsters & Trucking Industry Pension	04-6372430	1	Red	Red	Yes	552	381	571	No	3/31/2017
Sign Pictorial & Display Industry Pension Plan(1)	94-6278490	1	Green	Green	No	526	541	439	No	3/31/2018
All other funds(2)						3,585	4,259	3,087
Total contributions to defined benefit plans						22,777	20,560	21,095
Total contributions to other plans						2,995	1,428	2,057
Total contributions to multi-employer plans						$25,772	$21,988	$23,152
(1)	The Company contributed more than 5 percent of total plan contributions for the 2015 and 2014 plan years based on the plans’ Form 5500s.
(2)	Represents participation in 39 pension funds during 2016.

Other Employee Benefits

The Company matches U.S. employee contributions to the 401(k) plan with shares of Viad common stock up to 100 percent of the first 3 percent of a participant’s salary plus 50 percent of the next 2 percent. The expense associated with the Company match was $3.9 million, $3.7 million, and $3.3 million for 2016, 2015, and 2014, respectively. Matching contributions are funded from shares of Viad common stock held in treasury.

Note 18. Restructuring Charges

GES Consolidation

The Company has taken certain restructuring actions designed to reduce the Company’s cost structure primarily within GES U.S. and GES International, as well as the elimination of certain positions at the corporate office. The Company implemented a strategic reorganization plan in order to consolidate the separate business units within GES U.S. The Company also consolidated facilities and streamlined its operations in the United States, the United Kingdom, and Germany. As a result, the Company recorded restructuring charges in 2016, 2015, and 2014, primarily consisting of severance and related benefits as a result of workforce reductions and charges related to the consolidation and downsizing of facilities representing the remaining operating lease obligations (net of estimated sublease income) and related costs.

Other Restructurings

The Company recorded restructuring charges in connection with the consolidation of certain support functions at its corporate headquarters and certain reorganization activities within Pursuit. These charges primarily consist of severance and related benefits due to headcount reductions and charges related to the downsizing of facilities.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES Consolidation		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2013	$1,240	$3,565	$893	$5,698
Restructuring charges (recoveries)	2,358	(828)	107	1,637
Cash payments	(3,055)	(1,376)	(845)	(5,276)
Adjustment to liability	—	(200)	85	(115)
Balance at December 31, 2014	543	1,161	240	1,944
Restructuring charges	1,767	587	602	2,956
Cash payments	(1,514)	(457)	(601)	(2,572)
Adjustment to liability	(45)	—	(7)	(52)
Balance at December 31, 2015	751	1,291	234	2,276
Restructuring charges	3,693	759	731	5,183
Cash payments	(2,170)	(1,150)	(546)	(3,866)
Adjustment to liability	—	192	(3)	189
Balance at December 31, 2016	$2,274	$1,092	$416	$3,782

As of December 31, 2016, the liabilities related to severance and employee benefits are expected to be paid by the end of 2018. Additionally, the liability related to future lease payments will be paid over the remaining lease terms for GES. Refer to Note 21 – Segment Information, for information regarding restructuring charges by segment.

Note 19. Leases and Other

Viad has entered into operating leases for the use of certain of its offices, equipment and other facilities. These leases expire over periods up to 40 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.

As of December 31, 2016, Viad’s future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year were as follows:

(in thousands)	Rental Payments	Receivable Under Subleases
2017	$25,829	$2,806
2018	21,265	2,778
2019	17,671	1,865
2020	15,230	1,348
2021	7,311	851
Thereafter	9,404	1,277
Total	$96,710	$10,925

Net rent expense under operating leases consisted of the following:

	December 31,
(in thousands)	2016	2015	2014
Minimum rentals	$48,465	$41,564	$37,707
Sublease rentals	(2,831)	(3,457)	(6,884)
Total rentals, net	$45,634	$38,107	$30,823

The aggregate annual maturities and the related amounts representing interest on capital lease obligations are included in Note 11 – Debt and Capital Lease Obligations.

In addition, as of December 31, 2016, the Company had aggregate purchase obligations of $39.4 million related to various licensing agreements, consulting and other contracted services.

Note 20. Litigation, Claims, Contingencies, and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against Viad. Although the amount of liability as of December 31, 2016 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position, or results of operations.

Viad is subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. As of December 31, 2016, Viad had recorded environmental remediation liabilities of $3.6 million related to previously sold operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations.

As of December 31, 2016, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2016 would be $9.3 million. These guarantees relate to facilities leased by the Company through September 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

A significant portion of Viad’s employees are unionized and the Company is a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If the Company was unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact the Company’s businesses and results of operations. Viad believes that relations with its employees are satisfactory and that collective-bargaining agreements expiring in 2017 will be renegotiated in the ordinary course of business without having a material adverse effect on Viad’s operations. The Company entered into showsite and warehouse agreements with the Chicago Teamsters Local 727, effective January 1, 2014, and those agreements contain provisions that allow the parties to re-open negotiation of the agreements on pension-related issues. The Company is in informal discussions regarding those issues with all relevant parties and is working diligently to resolve those issues in a manner that will be reasonable and equitable to employees, customers, and shareholders. Although the Company’s labor relations are currently stable, disruptions pending the outcome of the Chicago Teamsters Local 727 negotiations could occur, as they could with any collective-bargaining agreement negotiation, with the possibility of an adverse impact on the operating results of GES.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2016, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Viad is self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $18.9 million as of December 31, 2016 which includes $13.7 million related to workers’ compensation liabilities and $5.2 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses of $3.9 million as of December 31, 2016, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $5.0 million, $5.6 million, and $4.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

In addition, as of December 31, 2016, Viad recorded insurance liabilities of $10.5 million related to continuing operations, which represents the amount for which Viad remains the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.9 million related to workers’ compensation liabilities and $3.6 million related to general/auto liability claims which are recorded in other deferred items and liabilities in Viad’s consolidated balance sheets with a corresponding receivable in other investments.

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

Viad’s reportable segments, with reconciliations to consolidated totals, are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenue:
GES:
U.S.	$826,408	$720,882	$710,835
International	248,503	272,634	249,649
Intersegment eliminations	(20,172)	(16,638)	(16,016)
Total GES	1,054,739	976,878	944,468
Pursuit	153,364	112,170	120,519
Corporate eliminations (1)	(3,133)	—	—
Total revenue	$1,204,970	$1,089,048	$1,064,987
Segment operating income:
GES:
U.S.	$40,524	$14,563	$21,400
International	9,699	12,211	10,339
Total GES	50,223	26,774	31,739
Pursuit	35,705	27,810	28,127
Segment operating income	85,928	54,584	59,866
Corporate eliminations (1)	(743)	—	—
Corporate activities	(10,322)	(9,720)	(14,348)
Operating income	74,863	44,864	45,518
Interest income	1,165	658	305
Interest expense	(5,898)	(4,535)	(2,015)
Restructuring (charges) recoveries:
U.S.	(2,893)	(541)	278
International	(1,559)	(1,813)	(1,808)
Pursuit	(171)	(200)	41
Corporate	(560)	(402)	(148)
Impairment charges:
GES International	—	—	(884)
Pursuit	(218)	(96)	—
Income from continuing operations before income taxes	$64,729	$37,935	$41,287
(1)	Represents the elimination of intercompany revenue and profit realized by GES for work completed on renovations for Pursuit’s Banff Gondola.

	December 31,
(in thousands)	2016	2015	2014
Assets(1):
GES:
U.S.	$380,951	$294,618	$304,727
International	109,705	115,494	116,842
Pursuit	301,941	195,527	199,986
Corporate and other	77,219	85,084	91,424
	$869,816	$690,723	$712,979
Depreciation and amortization:
GES:
U.S.	$21,473	$18,658	$16,066
International	8,092	8,435	6,311
Pursuit	12,967	7,974	8,232
Corporate and other	211	164	183
	$42,743	$35,231	$30,792
Capital expenditures:
GES:
U.S.	$14,291	$8,066	$14,515
International	5,033	8,366	4,134
Pursuit	31,861	13,107	10,740
Corporate and other(2)	(1,370)	300	—
	$49,815	$29,839	$29,389
(1)

In accordance with ASU 2015-03, unamortized debt issuance costs are reflected as a direct deduction from the carrying amount of the related debt. The Company adopted the new guidance retrospectively to all prior periods presented in the consolidated financial statements. As a result, $1.6 million and $2.0 million of unamortized debt issuance costs were reclassified from other investments and assets to a reduction of long-term debt on the December 31, 2015 and 2014 consolidated balance sheets, respectively.

(2)	The 2016 amount includes an intercompany elimination for work completed by GES on renovations for Pursuit’s Banff Gondola.

Geographic Areas

Viad’s foreign operations are located principally in Canada, the United Kingdom, Germany, the United Arab Emirates and the Netherlands. GES revenue is designated as domestic or foreign based on the originating location of the product or service. Long-lived assets are attributed to domestic or foreign based principally on the physical location of the assets. Long-lived assets consist of “Property and equipment, net” and “Other investments and assets.” The table below presents the financial information by major geographic area:

	December 31,
(in thousands)	2016	2015	2014
Revenue:
United States	$855,304	$726,436	$718,538
EMEA	205,028	220,046	192,674
Canada	144,638	142,566	153,775
Total revenue	$1,204,970	$1,089,048	$1,064,987
Long-lived assets(1):
United States	$182,611	$139,479	$128,437
EMEA	37,083	15,714	14,215
Canada	104,461	71,677	78,193
Total long-lived assets	$324,155	$226,870	$220,845
(1)

In accordance with ASU 2015-03, unamortized debt issuance costs are reflected as a direct deduction from the carrying amount of the related debt. The Company adopted the new guidance retrospectively to all prior periods presented in the consolidated financial statements. As a result, $1.6 million and $2.0 million of unamortized debt issuance costs were reclassified from other investments and assets to a reduction of long-term debt on the December 31, 2015 and 2014 consolidated balance sheets, respectively.

Note 22. Common Stock Repurchases

Viad previously announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During 2015, Viad repurchased 141,462 shares on the open market for $3.8 million. No open market repurchases were made during 2016. As of December 31, 2016, 440,540 shares remain available for repurchase. In addition, during 2016, 2015, and 2014, the Company repurchased 25,432 shares at a cost of $0.7 million, 35,649 shares at a cost of $1.0 million, and 72,996 shares at a cost of $1.8 million, respectively, related to tax withholding requirements on vested share-based awards.

Note 23. Discontinued Operations

In 2016, Viad recorded losses from discontinued operations of $0.7 million due to reserve adjustments and legal fees related to previously sold operations. In 2015, Viad recorded losses from discontinued operations of $0.4 million due to reserve adjustments and legal fees related to previously sold operations. In 2014, Viad recorded income from discontinued operations of $13.3 million primarily related to the gain on the possessory interest and personal property at Glacier Park, Inc.

On December 31, 2013, Glacier Park, Inc.’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services within Glacier National Park expired. Upon completion of the contract, the Company received cash payments in January 2014 totaling $25.0 million resulting in a pre-tax gain of $21.5 million for the Company’s possessory interest. The gain after-tax on the possessory interest was $13.5 million with $2.7 million attributable to the noncontrolling interest. These amounts are included in income (loss) from discontinued operations and net income attributable to noncontrolling interest in Viad’s Consolidated Statements of Operations. In September 2014, the Company received $3.0 million in cash for the sale of the remaining personal property assets held for sale at Glacier Park, Inc. This resulted in a gain of approximately $0.7 million, net of tax.

The following summarizes Glacier Park, Inc.’s expired concession contract operating results, which are presented in income (loss) from discontinued operations, net of tax, in Viad’s Consolidated Statements of Operations:

Year Ended
(in thousands)	December 31, 2014
Costs and expenses	$(93)
Loss from discontinued operations, before income taxes	(93)
Income tax benefit	45
Loss from discontinued operations, net of tax	(48)
Gain on sale of discontinued operations, net of tax	13,343
Income from discontinued operations	13,295
Income from discontinued operations attributable to noncontrolling interest	(2,825)
Income from discontinued operations attributable to Viad	$10,470

For the year ended December 31, 2014, Viad recorded income from discontinued operations, net of tax, of $1.1 million primarily due to additional reserves related to certain liabilities associated with previously sold operations and an insurance recovery.

The following is a reconciliation of net income attributable to the noncontrolling interest:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Income from continuing operations	$526	$442	$388
Income from discontinued operations	—	—	2,825
Net income attributable to noncontrolling interest	$526	$442	$3,213

Note 24. Selected Quarterly Financial Information (Unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information:

	2016				2015
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:	$241,362	$324,747	$382,465	$256,396	$264,396	$317,035	$255,946	$251,671
Operating income (loss):
Ongoing operations (1)	$(6,280)	$34,014	$58,917	$(1,466)	$(1,125)	$36,286	$14,571	$4,852
Corporate activities	(1,911)	(2,707)	(2,772)	(2,932)	(2,810)	(1,983)	(1,354)	(3,573)
Restructuring charges	(992)	(975)	(1,697)	(1,519)	(216)	(1,069)	(257)	(1,414)
Impairment charges	—	—	(120)	(98)	—	—	—	(96)
Operating income (loss)	$(9,183)	$30,332	$54,328	$(6,015)	$(4,151)	$33,234	$12,960	$(231)
Income (loss) from continuing operations attributable to Viad	$(6,797)	$19,873	$34,013	$(4,136)	$(1,908)	$22,311	$7,393	$(796)
Net income (loss) attributable to Viad	$(6,983)	$19,509	$33,792	$(4,049)	$(2,056)	$22,389	$7,230	$(957)
Basic and Diluted income (loss) per common share: (2)
Continuing operations attributable to Viad	$(0.34)	$0.98	$1.68	$(0.21)	$(0.10)	$1.11	$0.37	$(0.04)
Net income (loss) attributable to Viad common stockholders	$(0.35)	$0.96	$1.67	$(0.20)	$(0.10)	$1.12	$0.36	$(0.05)

(1)	Represents revenue less costs of services and products sold.
(2)	The sum of quarterly income per share amounts may not equal annual income per share due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Viad Corp

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 6, 2017

VIAD CORP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
(in thousands)	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts	Write-Offs	Other(1)	Balance at End of Year
Allowances for doubtful accounts:
December 31, 2014	877	821	—	(440)	—	1,258
December 31, 2015	1,258	955	574	(1,162)	(32)	1,593
December 31, 2016	1,593	1,355	41	(1,602)	(45)	1,342
Deferred tax valuation allowance:
December 31, 2014	12,393	95	2,589	(11,782)	—	3,295
December 31, 2015	3,295	—	402	(860)	—	2,837
December 31, 2016	2,837	1,406	—	(176)	(69)	3,998

(1)	“Other” primarily includes foreign exchange translation adjustments.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date
3.A		Copy of Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004 (SEC File No. 001-11015; SEC Film No. 04961107)	10-Q	6/30/2004	3.A	8/9/2004
3.B		Copy of Bylaws of Viad Corp, as amended through December 5, 2013	8-K		3	12/9/2013
4.A1		Copy of $300,000,000 Amended and Restated Credit Agreement, dated as of December 22, 2014	8-K		4	12/23/2014
4.A2		Copy of Amendment No. 1 to the $300,000,000 Amended and Restated Credit Agreement, dated as of December 22, 2014, effective as of February 24, 2016	8-K		4	3/1/2016
4.A3		Copy of Credit Agreement, dated as of December 28, 2016	8-K		4	1/3/2017
4.B1		Copy of Amended and Restated Pledge and Security Agreement, Guaranty, and Amended and Restated Subsidiary Pledge and Security Agreement dated as of December 22, 2014	8-K		4	12/23/2014
4.B2		Copy of Joinder to Guaranty, dated as of August 31, 2016	8-K		4.A	9/2/2016
4.B3		Copy of Joinder to Amended and Restated Subsidiary Pledge and Security Agreement, dated as of August 31, 2016	8-K		4.B	9/2/2016
10.A1	+	Copy of 2007 Viad Corp Omnibus Incentive Plan, filed as Appendix A to Viad Corp’s Proxy Statement for the 2012 Annual Meeting of Shareholders	DEF 14A			4/13/2012
10.A2	+	Copy of Viad Corp Management Incentive Plan, amended as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan	8-K		10.C	3/5/2013
10.A3	+	Copy of Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan	8-K		10.D	3/5/2013
10.A4	+	Copy of Amendment to the Viad Corp Performance Unit Incentive Plan, as amended February 27, 2013 pursuant to the 2007 Viad Corp Omnibus Incentive Plan, effective as of February 24, 2016	8-K		10.A	3/1/2016
10.B1	+	Copy of form of Restricted Stock Agreement - Executives, effective as of December 3, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan	8-K		10.A	12/5/2014
10.B2	+	Copy of form of Restricted Stock Agreement - Executives, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan	8-K		10.A	3/28/2014
10.B3	+	Copy of form of Restricted Stock Agreement - Executives, effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan (SEC File No. 001-11015; SEC Film No. 11718936)	8-K		10.B	3/29/2011
10.B4	+

Copy of form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan (SEC File No. 001-11015; SEC Film No. 08651224)

			8-K		10.F	2/28/2008
10.C1	+	Copy of form of Restricted Stock Units Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan	8-K		10.B	3/28/2014
10.D1	+	Copy of form of Performance Unit Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan	8-K		10.C	3/28/2014
10.D2	+	Copy of form of Performance Unit Agreement, effective as of February 24, 2016, pursuant to the 2007 Viad Corp Omnibus Incentive Plan	8-K		10.B	3/1/2016

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.E1	+	Copy of form of Non-Qualified Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan (SEC File No. 001-110015; SEC Film No. 10640085)	8-K		10.B	2/26/2010
10.E2	+	Copy of form of Incentive Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan (SEC File No. 001-110015; SEC Film No. 10640085)	8-K		10.A	2/26/2010
10.F1	+	Copy of form of Viad Corp Executive Severance Plan (Tier I-2013), effective as February 27, 2013	8-K		10.B	3/5/2013
10.F2	+	Copy of forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005 (SEC File No. 001-11015; SEC Film No. 071088413)	8-K		10.B	8/29/2007
10.F3	+	Copy of Amendment No. 1 to Viad Corp Executive Severance Plan (Tier I), effective as of February 26, 2014	8-K		10	3/4/2014
10.F4	+	Copy of Executive Officer Pay Continuation Policy adopted February 7, 2007 (SEC File No. 001-11015; SEC Film No. 07609762)	8-K		10.A	2/13/2007
10.G1	+	Copy of Severance Agreement (No Change in Control) between Viad Corp and Steven W. Moster, effective as of December 3, 2014	8-K		10.B	12/5/2014
10.G2	+	Copy of Severance Agreement (No Change in Control) between Viad Corp and David W. Barry, effective as of April 22, 2015	10-K	12/31/2015	10H.4	3/11/2016
10.G3	+	Copy of Severance Agreement and General Release between Viad Corp and Thomas M. Kuczynski, effective as of April 27, 2016	8-K/A		10	4/22/2016
10.H	+	Copy of Viad Corp Supplemental TRIM Plan, as amended and restated effective January 1, 2005 for Code Section 409A (SEC File No. 001-11015; SEC Film No. 071088413)	8-K		10.E	8/29/2007
10.I1	+	Copy of Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A (SEC File No. 001-11015; SEC Film No. 071088413)	8-K		10.A	8/29/2007
10.I2	+	Copy of Viad Corp Defined Contribution Supplemental Executive Retirement Plan, effective as of January 1, 2013	8-K		10.E	3/5/2013
10.J1	+	Summary of Compensation Program of Non-Employee Directors of Viad Corp, effective as of February 23, 2016	10-K	12/31/2015	10.K1	3/11/2016
10.J2	+	Description of Viad Corp Director’s Matching Gift Program (SEC File No. 001-11015; SEC Film No. 572329)	10-K	12/31/1999	10.Q	3/17/2000
10.K	+

Copy of form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987, as updated to reflect revised company name and gender-neutral references only (SEC File No. 001-11015; SEC Film No. 09642683)

			10-K	12/31/2008	10.I	2/27/2009
21	*	List of Subsidiaries of Viad Corp
23	*	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-8 of its report contained in this Annual Report
24	*	Power of Attorney signed by Directors of Viad Corp
31.1	# *	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	# *	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date
32.1	# **	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	# **	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith.
+	Management contract or compensation plan or arrangement.
#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission upon request.

Documents incorporated by reference can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F Street, N.E., Washington, DC 20549, and on the SEC’s Internet site at www.sec.gov.