Form 10-Q
period 2017-03-31
VIAD CORP
filed 2017-05-05
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 28, 2017, there were 20,379,943 shares of Common Stock ($1.50 par value) outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2017	2016
Assets
Current assets
Cash and cash equivalents	$25,434	$20,900
Accounts receivable, net of allowances for doubtful accounts of $1,539 and $1,342, respectively	129,076	104,648
Inventories	36,258	31,420
Other current assets	23,379	18,449
Total current assets	214,147	175,417
Property and equipment, net	286,419	279,858
Other investments and assets	46,541	44,297
Deferred income taxes	39,918	42,549
Goodwill	255,201	254,022
Other intangible assets, net	70,849	73,673
Total Assets	$913,075	$869,816
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$96,130	$67,596
Customer deposits	60,658	42,723
Accrued compensation	19,157	29,913
Other current liabilities	47,117	30,390
Current portion of debt and capital lease obligations	166,875	174,968
Total current liabilities	389,937	345,590
Long-term debt and capital lease obligations	69,766	74,243
Pension and postretirement benefits	28,389	28,611
Other deferred items and liabilities	46,947	50,734
Total liabilities	535,039	499,178
Commitments and contingencies
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	571,669	573,841
Retained earnings	21,031	16,291
Unearned employee benefits and other	177	172
Accumulated other comprehensive income (loss):
Unrealized gain on investments	483	421
Cumulative foreign currency translation adjustments	(26,739)	(29,084)
Unrecognized net actuarial loss and prior service credit, net	(10,695)	(10,728)
Common stock in treasury, at cost, 4,562,414 and 4,613,520 shares, respectively	(228,311)	(230,960)
Total Viad stockholders’ equity	365,017	357,355
Noncontrolling interest	13,019	13,283
Total stockholders’ equity	378,036	370,638
Total Liabilities and Stockholders’ Equity	$913,075	$869,816

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016
Revenue:
Exhibition and event services	$275,948	$201,286
Exhibits and environments	41,923	34,850
Pursuit services	7,936	5,226
Total revenue	325,807	241,362
Costs and expenses:
Costs of services	273,609	214,227
Costs of products sold	39,514	33,415
Business interruption insurance proceeds	(53)	—
Corporate activities	2,610	1,911
Interest income	(58)	(56)
Interest expense	2,105	1,284
Restructuring charges	394	992
Impairment recoveries	(2,384)	—
Total costs and expenses	315,737	251,773
Income (loss) from continuing operations before income taxes	10,070	(10,411)
Income tax expense (benefit)	2,741	(3,452)
Income (loss) from continuing operations	7,329	(6,959)
Loss from discontinued operations	(816)	(186)
Net income (loss)	6,513	(7,145)
Net loss attributable to noncontrolling interest	264	162
Net income (loss) attributable to Viad	$6,777	$(6,983)
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.37	$(0.34)
Discontinued operations attributable to Viad common stockholders	(0.04)	(0.01)
Net income (loss) attributable to Viad common stockholders	$0.33	$(0.35)
Weighted-average outstanding and potentially dilutive common shares	20,346	19,914
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.37	$(0.34)
Discontinued operations attributable to Viad common stockholders	(0.04)	(0.01)
Net income (loss) attributable to Viad common stockholders	$0.33	$(0.35)
Weighted-average outstanding common shares	20,083	19,914
Dividends declared per common share	$0.10	$0.10
Amounts attributable to Viad common stockholders
Income (loss) from continuing operations	$7,593	$(6,797)
Loss from discontinued operations	(816)	(186)
Net income (loss)	$6,777	$(6,983)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net income (loss)	$6,513	$(7,145)
Other comprehensive income:
Unrealized gains (losses) on investments, net of tax(1)	62	(1)
Unrealized foreign currency translation adjustments, net of tax(1)	2,345	8,042
Change in net actuarial gain, net of tax(1)	111	158
Change in prior service cost, net of tax(1)	(78)	(85)
Comprehensive income	8,953	969
Comprehensive loss attributable to noncontrolling interest	264	162
Comprehensive income attributable to Viad	$9,217	$1,131

(1)	The tax effect on other comprehensive income is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Cash flows from operating activities
Net income (loss)	$6,513	$(7,145)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,144	8,370
Deferred income taxes	374	(1,380)
Loss from discontinued operations	816	186
Restructuring charges	394	992
Impairment recoveries	(2,384)	—
Gains on dispositions of property and other assets	(50)	(150)
Share-based compensation expense	1,999	1,066
Excess tax benefit from share-based compensation arrangements	—	(28)
Other non-cash items, net	1,287	937
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(26,219)	(6,942)
Inventories	(4,333)	(9,807)
Accounts payable	29,437	21,366
Restructuring liabilities	(1,137)	(1,314)
Accrued compensation	(16,027)	(7,147)
Customer deposits	17,755	26,684
Income taxes payable	(3,206)	(2,080)
Other assets and liabilities, net	14,875	(6,569)
Net cash provided by operating activities	32,238	17,039
Cash flows from investing activities
Capital expenditures	(14,662)	(7,323)
Proceeds from insurance	4,583	—
Cash paid for acquired businesses, net	(1,661)	(57,766)
Proceeds from dispositions of property and other assets	550	229
Net cash used in investing activities	(11,190)	(64,860)
Cash flows from financing activities
Proceeds from borrowings	17,574	50,000
Payments on debt and capital lease obligations	(30,985)	(15,029)
Dividends paid on common stock	(2,038)	(2,024)
Debt issuance costs	—	(339)
Common stock purchased for treasury	(1,204)	(651)
Excess tax benefit from share-based compensation arrangements	—	28
Net cash (used in) provided by financing activities	(16,653)	31,985
Effect of exchange rate changes on cash and cash equivalents	139	640
Net change in cash and cash equivalents	4,534	(15,196)
Cash and cash equivalents, beginning of year	20,900	56,531
Cash and cash equivalents, end of period	$25,434	$41,335

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Viad’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 6, 2017.

The condensed consolidated financial statements include the accounts of Viad and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things, the fair value of Viad’s reporting units used to perform annual impairment testing of recorded goodwill; allowances for uncollectible accounts receivable; provisions for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; sublease income associated with restructuring liabilities; assumptions used to measure pension and postretirement benefit costs and obligations; assumptions used to determine share-based compensation costs under the fair value method, and the allocation of purchase price of acquired businesses. Actual results could differ from these and other estimates.

Insurance Recoveries

Receipts from insurance up to the amount of the recognized losses are considered recoveries and are accounted for when they are probable of receipt. Anticipated proceeds in excess of the recognized loss are considered a gain contingency. A contingency gain for anticipated insurance proceeds in excess of losses already recognized is not recognized until all contingencies relating to the insurance claim have been resolved.

On December 29, 2016, the Mount Royal Hotel was damaged by a fire and has been closed until further notice. During the fourth quarter of 2016, the Company recorded an asset impairment loss of $2.2 million and an offsetting impairment recovery (and related insurance receivable) as the losses related to the fire are covered by Viad's property and business interruption insurance. During the first quarter of 2017, the Company received $5.3 million in insurance proceeds as a partial settlement, of which $2.2 million was allocated to the insurance receivable, $2.4 million was recorded as an impairment recovery related to construction-in-progress costs incurred to re-open the hotel, and $0.6 million was recorded as contra-expense to offset non-capitalizable costs incurred by the Company. After allocating the insurance proceeds to those losses, the remaining $0.1 million was recorded as a business interruption gain for the recovery of lost profits.

Nature of Business

Viad is an international experiential services company with operations in the United States, Canada, the United Kingdom, continental Europe, and the United Arab Emirates. Viad is committed to providing unforgettable experiences to its clients and guests. Viad operates through three reportable business segments: GES U.S., GES International (collectively, “GES”), and Pursuit.

GES

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

Pursuit

Pursuit is a collection of iconic natural and cultural destination travel experiences that enjoy perennial demand. Pursuit offers guests distinctive and world renowned experiences through its collection of unique hotels, lodges, recreational attractions, and transportation services. Pursuit is composed of four lines of business: (i) Hospitality; (ii) Attractions; (iii) Transportation, and (iv) Travel Planning. These four lines of business work together, driving economies of scope and meaningful scale in and around the iconic destinations of Banff, Jasper, and Waterton Lakes National Parks and Vancouver in Canada, and Glacier, Denali, and Kenai Fjords National Parks in the United States. Pursuit is composed of Brewster Travel Canada, the Alaska Collection, Glacier Park, Inc., and FlyOver Canada.

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

		January 1, 2018	The Company is currently evaluating the potential impact of the adoption of this new guidance on its financial position or results of operations.

Standard	Description	Date of adoption	Effect on the financial statements
Standards Not Yet Adopted (Continued)
ASU 2017-01, Business Combination (Topic 805) - Clarifying the Definition of a Business	The amendment provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018	The adoption of this new guidance is not expected to have a significant effect on Viad’s consolidated financial statements.
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

ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The amendment requires an employer to disaggregate the service cost components from the other components of net benefit cost. The service cost components are required to be presented in operating income and the other components of net benefit cost are required to be presented outside of operating income.

January 1, 2018

The Company currently presents all components of net periodic pension and postretirement benefit costs in cost of services in the consolidated statements of operations. The adoption of this new guidance is not expected to have a significant effect on Viad’s consolidated financial statements.

Standards Recently Adopted
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

		January 1, 2017	The adoption of this new guidance did not have a significant effect on Viad’s consolidated financial statements.
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

		January 1, 2017	The adoption of this new guidance resulted in an income tax benefit to Viad’s first quarter 2017 consolidated statements of operations which decreased the effective tax rate from 33% to 27%.

Note 2. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Performance unit incentive plan (“PUP”)	$1,316	$535
Restricted stock	623	498
Restricted stock units	60	33
Share-based compensation before income tax benefit	1,999	1,066
Income tax benefit	(744)	(398)
Share-based compensation, net of income tax benefit	$1,255	$668

Viad recorded zero and $0.2 million of share-based compensation expense through restructuring expense for the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		PUP Awards		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2016	267,051	$25.96	255,505	$26.11	15,982	$25.58
Granted	55,217	$46.92	72,642	$47.45	2,950	$47.45
Vested	(73,553)	$23.85	(76,082)	$23.66	(6,182)	$25.05
Forfeited	(1,000)	$27.09	—	$—	—	$—
Balance at March 31, 2017	247,715	$31.26	252,065	$32.99	12,750	$30.90

Restricted Stock

As of March 31, 2017, the unamortized cost of all outstanding restricted stock awards was $4.3 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.6 years. During the three months ended March 31, 2017 and 2016, the Company repurchased 25,642 shares for $1.2 million and 23,625 shares for $0.7 million, respectively, related to tax withholding requirements on vested share-based awards. As of March 31, 2017, there were 777,839 total shares available for future grant in accordance with the provisions of the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”).

PUP Awards

In February 2016, the PUP Plan was amended to provide that PUP awards earned under the 2007 Plan may be payable in the form of cash or in shares of Viad common stock (or a combination of both). Previously, payouts could only be made in cash. The vesting of shares is based upon achievement of certain performance-based criteria. The performance period of the shares is three years.

During the three months ended March 31, 2017, Viad granted $3.4 million of PUP awards of which $1.4 million are payable in shares. As of March 31, 2017 and December 31, 2016, Viad had recorded liabilities of $5.1 million and $7.6 million, respectively, related to PUP awards. In March 2017, the PUP awards granted in 2014 vested and cash payouts of $3.7 million were distributed. In March 2016, the PUP awards granted in 2013 vested and cash payouts of $0.2 million were distributed.

Restricted Stock Units

As of March 31, 2017 and December 31, 2016, Viad had aggregate liabilities recorded of $0.2 million and $0.4 million, respectively, related to restricted stock units. In February 2017, portions of the 2012 and 2014 restricted stock units vested and cash payouts of $0.3 million were distributed. In February 2016, portions of the 2011, 2012, and 2013 restricted stock units vested and cash payouts of $0.2 million were distributed.

Stock Options

During the three months ended March 31, 2017, there was no stock option activity. As of both March 31, 2017 and December 31, 2016, there were 63,773 stock options outstanding and exercisable with a weighted-average exercise price of $16.62. As of March 31, 2017, there were no unrecognized costs related to non-vested stock option awards.

Note 3. Acquisition of Businesses

FlyOver Canada

On December 29, 2016, the Company acquired the assets and operations of FlyOver Canada, a recreational attraction that provides a virtual flight ride experience with a combination of motion seating, a four-story movie screen, and media and visual effects. The purchase price was $68.8 million in Canadian dollars (approximately $50.9 million U.S. dollars) in cash, subject to certain adjustments.

The following table summarizes the allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date. The allocation of the purchase price was completed as of March 31, 2017.

(in thousands)
Purchase price paid as:
Cash		$50,920
Cash acquired		(6)
Purchase price, net of cash acquired		50,914

Fair value of net assets acquired:
Inventories	$11
Prepaid expenses	37
Property and equipment	10,867
Intangible assets	6,028
Total assets acquired	16,943
Accrued liabilities	118
Total liabilities assumed	118
Total fair value of net assets acquired		16,825
Excess purchase price over fair value of net assets acquired (“goodwill”)		$34,089

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill of FlyOver Canada is included in the Pursuit business group and is a separate reporting unit. The primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future growth opportunities and the expansion of the FlyOver concept. Goodwill is expected to be deductible for tax purposes pursuant to Canadian tax regulations. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of FlyOver Canada were $0.1 million in 2017 and $0.5 million in 2016 and are included in cost of services in Viad’s condensed consolidated statements of operations.

Identified intangible assets acquired in the FlyOver Canada acquisition totaled $6.0 million and consist of trade names of $3.7 million, customer relationships of $1.6 million, and non-compete agreements of $0.7 million. The weighted-average amortization period related to the intangible assets is 9.4 years.

The results of operations of FlyOver Canada have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During the three months ended March 31, 2017, revenue and operating loss related to FlyOver Canada were $1.4 million and $0.4 million, respectively.

Other Acquisitions

In March 2017, the Company completed the acquisition of the Poken event engagement technology for total cash consideration of $1.7 million, subject to certain adjustments. This entity has been included in Viad’s condensed consolidated financial statements from the date of acquisition.

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the 2016 acquisitions of CATC Alaska Tourism Corporation (“CATC”), the business of ON Event Services, LLC (“ON Services”), and FlyOver Canada had been completed on January 1, 2016:

Three Months Ended
(in thousands, except per share data)	March 31, 2016
Revenue	$257,163
Depreciation and amortization	$11,966
Loss from continuing operations	$(8,477)
Net loss attributable to Viad	$(8,501)
Diluted loss per share (1)	$(0.43)
Basic loss per share	$(0.43)

(1)  Diluted loss per share amount cannot exceed basic loss per share.

Note 4. Inventories

The components of inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2017	2016
Raw materials	$18,020	$16,846
Work in process	18,238	14,574
Inventories	$36,258	$31,420

Note 5. Other Current Assets

Other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2017	2016
Prepaid vendor payments	$5,682	$3,633
Income tax receivable	5,160	3,614
Prepaid software maintenance	3,369	2,804
Prepaid insurance	2,286	2,479
Prepaid rent	1,656	327
Prepaid taxes	895	850
Prepaid other	2,647	731
Other	1,684	4,011
Other current assets	$23,379	$18,449

Note 6. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2017	2016
Land and land interests	$31,743	$31,670
Buildings and leasehold improvements	193,073	185,987
Equipment and other	334,653	326,868
Gross property and equipment	559,469	544,525
Accumulated depreciation	(273,050)	(264,667)
Property and equipment, net	$286,419	$279,858

Depreciation expense was $9.1 million and $6.7 million for the three months ended March 31, 2017 and 2016, respectively.

Non-cash increases to property and equipment related to assets acquired under capital leases was $0.4 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. Non-cash decreases to property and equipment in accounts payable and accrued liabilities was $1.5 million for the three months ended March 31, 2017 and non-cash increases to property and equipment in accounts payable and accrued liabilities was $3.1 million for the three months ended March 31, 2016.

Note 7. Other Investments and Assets

Other investments and assets consisted of the following:

	March 31,	December 31,
(in thousands)	2017	2016
Cash surrender value of life insurance	$23,260	$23,197
Self-insured liability receivable	10,463	10,463
Workers’ compensation insurance security deposits	4,050	4,050
Other mutual funds	2,455	2,062
Other	6,313	4,525
Other investments and assets	$46,541	$44,297

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(in thousands)	GES U.S.	GES International	Pursuit	Total
Balance at December 31, 2016	$148,277	$34,460	$71,285	$254,022
Foreign currency translation adjustments	—	502	677	1,179
Balance at March 31, 2017	$148,277	$34,962	$71,962	$255,201

Other intangible assets consisted of the following:

	March 31, 2017			December 31, 2016
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$67,928	$(16,609)	$51,319	$67,762	$(14,345)	$53,417
Operating contracts and licenses	9,400	(677)	8,723	9,315	(652)	8,663
Tradenames	8,367	(1,834)	6,533	8,324	(1,440)	6,884
Non-compete agreements	5,217	(1,787)	3,430	5,190	(1,369)	3,821
Other	889	(505)	384	886	(458)	428
Total amortized intangible assets	91,801	(21,412)	70,389	91,477	(18,264)	73,213
Unamortized intangible assets:
Business licenses	460	—	460	460	—	460
Other intangible assets	$92,261	$(21,412)	$70,849	$91,937	$(18,264)	$73,673

Intangible asset amortization expense was $3.1 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively. The weighted-average amortization period of customer contracts and relationships, operating contracts and licenses, tradenames, non-compete agreements, and other amortizable intangible assets is approximately 9.2 years, 26.9 years, 7.3 years, 2.8 years, and 3.3 years, respectively. The estimated future amortization expense related to amortized intangible assets held at March 31, 2017 is as follows:

(in thousands)
Year ending December 31,
Remainder of 2017	$9,275
2018	10,848
2019	9,788
2020	8,299
2021	7,316
Thereafter	24,863
Total	$70,389

Note 9. Other Current Liabilities

Other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2017	2016
Continuing operations:
Commissions payable	$8,717	$639
Accrued employee benefit costs	6,615	2,624
Self-insured liability accrual	5,808	5,941
Accrued sales and use taxes	4,017	4,279
Accrued dividends	2,115	2,119
Current portion of pension liability	1,793	1,963
Deferred rent	1,613	1,535
Accrued rebates	1,085	1,078
Accrued restructuring	994	1,924
Accrued professional fees	885	794
Other taxes	8,349	4,210
Other	2,761	2,532
Total continuing operations	44,752	29,638
Discontinued operations:
Environmental remediation liabilities	2,091	492
Self-insured liability accrual	176	162
Other	98	98
Total discontinued operations	2,365	752
Total other current liabilities	$47,117	$30,390

Note 10. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2017	2016
Continuing operations:
Self-insured liability	$13,007	$12,981
Self-insured excess liability	10,463	10,463
Accrued compensation	6,397	8,514
Deferred rent	4,918	5,271
Foreign deferred tax liability	2,446	2,264
Accrued restructuring	1,852	1,858
Other	1,328	1,300
Total continuing operations	40,411	42,651
Discontinued operations:
Self-insured liability	3,294	3,748
Environmental remediation liabilities	1,980	3,091
Accrued income taxes	1,063	1,045
Other	199	199
Total discontinued operations	6,536	8,083
Total other deferred items and liabilities	$46,947	$50,734

Note 11. Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations consisted of the following:

	March 31,	December 31,
(in thousands, except interest rates)	2017	2016
Revolving credit facility and term loan 2.9% and 2.6% weighted-average interest rate at March 31, 2017 and December 31, 2016, respectively, due through 2019 (1)	$199,571	$212,750
Brewster Inc. revolving credit facility 2.6% and 2.7% weighted-average interest rate at March 31, 2017 and December 31, 2016, respectively, due through 2017 (1)	36,789	36,456
Less unamortized debt issuance costs	(1,332)	(1,464)
Total debt	235,028	247,742
Capital lease obligations, 4.9% and 4.9% weighted-average interest rate at March 31, 2017 and December 31, 2016, respectively, due through 2020	1,613	1,469
Total debt and capital lease obligations	236,641	249,211
Current portion (2)	(166,875)	(174,968)
Long-term debt and capital lease obligations	$69,766	$74,243
(1)

Represents the weighted-average interest rate in effect at the respective periods for the revolving credit facilities and term loan borrowings, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.

(2)	Borrowings under the revolving credit facilities are classified as current because all borrowed amounts are due within one year.

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

Effective February 24, 2016, Viad executed an amendment (the “Credit Agreement Amendment”) to the Credit Agreement. The Credit Agreement Amendment modified the terms of the financial covenants and the negative covenants related to acquisitions, restricted payments, and indebtedness. The overall maximum leverage ratio and minimum fixed charge coverage ratio are 3.50 to 1.00 and 1.75 to 1.00, respectively, and will remain at those levels for the entire remaining term of the Credit Agreement. Acquisitions in substantially the same or related lines of business are permitted under the Credit Agreement Amendment, as long as the pro forma leverage ratio is less than or equal to 3.00 to 1.00. Viad can make dividends, distributions, and repurchases of its common stock up to $20 million per calendar year. Stock dividends, distributions, and repurchases above the $20 million limit are not subject to a liquidity covenant, and are permitted as long as the Company’s pro forma leverage ratio is less than or equal to 2.50 to 1.00 and no default or unmatured default, as defined in the Credit Agreement, exists. Unsecured debt is allowed as long as the Company’s pro forma leverage ratio is less than or equal to 3.00 to 1.00. Significant other covenants under the Credit Agreement that remain unchanged by the Credit Agreement Amendment include limitations on investments, sales/leases of assets, consolidations or mergers, and liens on property. As of March 31, 2017, the fixed charge coverage ratio was 3.26 to 1.00, the leverage ratio was 1.57 to 1.00, and Viad was in compliance with all covenants under the Credit Agreement.

Effective December 28, 2016, Brewster Inc., part of Pursuit, entered into a credit agreement (the “Brewster Credit Agreement”) with a $38 million revolving credit facility (the “Brewster Revolving Credit Facility”). A loan under the Brewster Credit Agreement was used in connection with the Company’s acquisition of FlyOver Canada and has a maturity date of December 28, 2017. Additional loan proceeds will be used for potential future acquisitions in Canada and other general corporate purposes of Brewster Inc. Brewster Inc.’s lender has a first perfected security interest in all of the personal property of Brewster Inc. under the Brewster Revolving Credit Facility and a guaranty from Brewster Travel Canada Inc., the immediate parent of Brewster Inc., (secured by its present and future personal property), Viad, and all current or future subsidiaries of Viad that are required to be guarantors under Viad’s Credit Agreement.

As of March 31, 2017, Viad’s total debt and capital lease obligations were $236.6 million, consisting of outstanding borrowings under the Term Loan of $89.1 million, under the Revolving Credit Facility of $110.4 million, under the Brewster Revolving Credit Facility of $36.8 million, and capital lease obligations of $1.6 million, offset in part by unamortized debt issuance costs of $1.3 million. As of March 31, 2017, Viad had $63.3 million of capacity remaining under the Revolving Credit Facility, reflecting borrowings of $110.4 million and $1.3 million in outstanding letters of credit. As of March 31, 2017, Brewster Inc. has $1.2 million of capacity remaining under the Brewster Revolving Credit Facility.

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

As of March 31, 2017, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2017 would be $8.7 million. These guarantees relate to facilities leased by the Company through September 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

The estimated fair value of total debt was $228.8 million and $252.8 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Cash paid for interest on debt was $1.5 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds(1)	$118	$118	$—	$—
Other mutual funds(2)	2,455	2,455	—	—
Total assets at fair value on a recurring basis	$2,573	$2,573	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds(1)	$118	$118	$—	$—
Other mutual funds(2)	2,062	2,062	—	—
Total assets at fair value on a recurring basis	$2,180	$2,180	$—	$—
(1)

Money market mutual funds are included in “Cash and cash equivalents” in the condensed consolidated balance sheets. These investments are classified as available-for-sale and were recorded at fair value. There have been no realized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

(2)

Other mutual funds are included in “Other investments and assets” in the condensed consolidated balance sheets. These investments are classified as available-for-sale and were recorded at fair value. As of March 31, 2017 and December 31, 2016, there were unrealized gains of $0.8 million ($0.5 million after-tax) and $0.7 million ($0.4 million after tax), respectively, which were included in “Accumulated other comprehensive income (loss)” (“AOCI”) in the condensed consolidated balance sheets.

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 11 – Debt and Capital Lease Obligations, for the estimated fair value of debt obligations.

Note 13. Stockholders’ Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the three months ended March 31, 2017 and 2016:

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	$357,355	$13,283	$370,638
Net income	6,777	(264)	6,513
Dividends on common stock ($0.10 per share)	(2,038)	—	(2,038)
Common stock purchased for treasury	(1,204)	—	(1,204)
Employee benefit plans	1,779	—	1,779
Unrealized foreign currency translation adjustment	2,345	—	2,345
Other changes to AOCI	95		95
Other	(92)	—	(92)
Balance at March 31, 2017	$365,017	$13,019	$378,036

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2015	$322,581	$12,757	$335,338
Net loss	(6,983)	(162)	(7,145)
Dividends on common stock ($0.10 per share)	(2,024)	—	(2,024)
Common stock purchased for treasury	(651)	—	(651)
Employee benefit plans	1,449	—	1,449
Unrealized foreign currency translation adjustment	8,042	—	8,042
Tax benefits from share-based compensation	28	—	28
Other changes to AOCI	72	—	72
Other	(24)	—	(24)
Balance at March 31, 2016	$322,490	$12,595	$335,085

Changes in AOCI by component are as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$421	$(29,084)	$(10,728)	$(39,391)
Other comprehensive income before reclassifications	78	2,345	—	2,423
Amounts reclassified from AOCI, net of tax	(16)	—	33	17
Net other comprehensive income	62	2,345	33	2,440
Balance at March 31, 2017	$483	$(26,739)	$(10,695)	$(36,951)

The following table presents information about reclassification adjustments out of AOCI:

	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
(in thousands)	2017	2016
Unrealized gains on investments	$(25)	$(20)	Interest income
Tax effect	9	8	Income taxes
	$(16)	$(12)

Recognized net actuarial loss(1)	$179	$255
Amortization of prior service credit(1)	(126)	(137)
Tax effect	(20)	(45)	Income taxes
	$33	$73

(1)	Amount included in pension expense. Refer to Note 16 – Pension and Postretirement Benefits.

Note 14. Income (Loss) Per Share

The components of basic and diluted income (loss) per share are as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016
Net income (loss) attributable to Viad (diluted)	$6,777	$(6,983)
Less: Allocation to non-vested shares	(89)	—
Net income (loss) allocated to Viad common stockholders (basic)	$6,688	$(6,983)
Basic weighted-average outstanding common shares	20,083	19,914
Additional dilutive shares related to share-based compensation	263	—
Diluted weighted-average outstanding shares	20,346	19,914
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$0.33	$(0.35)
Diluted income (loss) attributable to Viad common stockholders(1)	$0.33	$(0.35)

(1)	Diluted income (loss) per share amount cannot exceed basic income (loss) per share.

Options to purchase 31,000 shares of common stock were outstanding during the three months ended March 31, 2017, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.

Note 15. Income Taxes

The effective tax rates for the three months ended March 31, 2017 and 2016 were 27.2 percent and 33.2 percent, respectively.

The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. The effective tax rate for the three months ended March 31, 2017 and 2016 was less than the federal statutory rate of 35.0 percent primarily due to the adoption of new accounting guidance which requires the excess tax benefit on share-based compensation to be recorded to income tax expense rather than other comprehensive income.

During the three months ended March 31, 2017 and 2016, cash paid for income taxes was $2.5 million and $3.5 million, respectively.

Note 16. Pension and Postretirement Benefits

The components of net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended March 31, 2017 and 2016 included the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2017	2016	2017	2016	2017	2016
Service cost	$9	$10	$30	$36	$130	$119
Interest cost	229	258	126	151	114	120
Expected return on plan assets	(39)	(93)	—	—	(148)	(137)
Amortization of prior service credit	—	—	(111)	(126)	—	—
Recognized net actuarial loss	136	115	100	94	45	1
Net periodic benefit cost	$335	$290	$145	$155	$141	$103

Viad expects to contribute $1.4 million to its funded pension plans, $0.9 million to its unfunded pension plans, and $1.1 million to its postretirement benefit plans in 2017. During the three months ended March 31, 2017, Viad contributed $0.3 million to its funded pension plans, $0.2 million to its unfunded pension plans, and $0.3 million to its postretirement benefit plans.

Note 17. Restructuring Charges

The Company has taken certain restructuring actions designed to reduce the Company’s cost structure primarily within GES U.S. and GES International, as well as the elimination of certain positions at the corporate office. As a result, the Company recorded restructuring charges primarily consisting of severance and related benefits as a result of workforce reductions and charges related to the consolidation and downsizing of facilities representing the remaining operating lease obligations (net of estimated sublease income) and related costs.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2016	$2,274	$1,092	$416	$3,782
Restructuring charges	204	53	137	394
Cash payments	(649)	(233)	(255)	(1,137)
Adjustment to liability	—	—	(193)	(193)
Balance at March 31, 2017	$1,829	$912	$105	$2,846

As of March 31, 2017, the liabilities related to severance and employee benefits are expected to be paid by the end of 2018. Additionally, the liability related to future lease payments will be paid over the remaining lease terms for GES. Refer to Note 19 – Segment Information, for information regarding restructuring charges by segment.

Note 18. Litigation, Claims, Contingencies, and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against Viad. Although the amount of liability as of March 31, 2017 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position, or results of operations.

Viad is subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. As of March 31, 2017, Viad had recorded environmental remediation liabilities of $4.1 million related to previously sold operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations.

As of March 31, 2017, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2017 would be $8.7 million. These guarantees relate to facilities leased by the Company through September 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

A significant portion of Viad’s employees are unionized and the Company is a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If the Company was unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact the Company’s businesses and results of operations. Viad believes that relations with its employees are satisfactory and that collective-bargaining agreements expiring in 2017 will be renegotiated in the ordinary course of business without having a material adverse effect on Viad’s operations. The Company entered into showsite and warehouse agreements with the Chicago Teamsters Local 727, effective January 1, 2014, and those agreements contain provisions that allow the parties to re-open negotiation of the agreements on pension-related issues. The Company is in informal discussions regarding those issues with all relevant parties to resolve those issues in a manner that will be reasonable and equitable to employees, customers, and shareholders.

Although the Company’s labor relations are currently stable, disruptions pending the outcome of the Chicago Teamsters Local 727 negotiations could occur, as they could with any collective-bargaining agreement negotiation, with the possibility of an adverse impact on the operating results of GES.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of March 31, 2017, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Viad is self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $18.7 million as of March 31, 2017 which includes $13.6 million related to workers’ compensation liabilities and $5.1 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses of $3.5 million as of March 31, 2017, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $1.3 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

In addition, as of March 31, 2017, Viad recorded insurance liabilities of $10.5 million related to continuing operations, which represents the amount for which Viad remains the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.9 million related to workers’ compensation liabilities and $3.6 million related to general/auto liability claims which are recorded in other deferred items and liabilities in Viad’s condensed consolidated balance sheets with a corresponding receivable in other investments.

Note 19. Segment Information

Viad measures profit and performance of its operations on the basis of segment operating income (loss) which excludes restructuring charges and recoveries and impairment charges and recoveries. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization and share-based compensation expense are the only significant non-cash items for the reportable segments.

Viad’s reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Revenue:
GES:
U.S.	$257,211	$183,737
International	63,899	54,081
Intersegment eliminations	(3,239)	(1,682)
Total GES	317,871	236,136
Pursuit	7,936	5,226
Total revenue	$325,807	$241,362
Segment operating income (loss):
GES:
U.S.	$20,974	$862
International	2,022	(569)
Total GES	22,996	293
Pursuit	(10,275)	(6,573)
Segment operating income (loss)	12,721	(6,280)
Corporate eliminations (1)	16	—
Corporate activities	(2,610)	(1,911)
Operating income (loss)	10,127	(8,191)
Interest income	58	56
Interest expense	(2,105)	(1,284)
Restructuring charges:
U.S.	(24)	(293)
International	(233)	(215)
Pursuit	—	(92)
Corporate	(137)	(392)
Impairment recoveries:
Pursuit	2,384	—
Income (loss) from continuing operations before income taxes	$10,070	$(10,411)

(1)	Represents the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Note 20. Discontinued Operations

Viad recorded losses from discontinued operations primarily related to reserves to resolve certain environmental matters and legal fees related to previously sold operations.

Note 21. Subsequent Event

In April 2017, Viad received an additional partial settlement payment of $3.7 million from the insurance company related to the Mount Royal Hotel fire. Management is continuing to work with the insurance company to finalize the property and business interruption insurance claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Annual Report on Form 10-K of Viad Corp (“Viad” or the “Company”) for the year ended December 31, 2016 and the condensed consolidated financial statements and accompanying notes included in this Form 10-Q. The MD&A is intended to assist in providing an understanding of the Company’s financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Viad’s actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this quarterly report.

Overview

Viad operates through three reportable business segments: GES U.S., GES International (collectively, “GES”), and Pursuit.

GES

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

Markets Served

GES U.S. and GES International both offer a full suite of services for event organizers and corporate brand marketers across four live event markets: (i) Exhibitions; (ii) Conferences; (iii) Corporate Events, and (iv) Consumer Events (collectively, “Live Events”).

Services Offered

GES offers a comprehensive range of services and innovative technology to event organizers and corporate brand marketers including (i) Core Services; (ii) Event Technology, and (iii) Audio-Visual:

•

Core Services. GES provides official contracting services and products to event organizers and corporate brand marketers for Live Events. Contracting services and products are provided primarily to Exhibitions and to a lesser degree to Conferences, Corporate Events, and Consumer Events.

•	Event Technology. GES offers a comprehensive range of event technology services including event accommodation solutions, registration and data analytics, and event management tools.
o

Event accommodation solutions. GES U.S. provides end-to-end event accommodation services in North America. GES is responsible for researching and recommending local hotels, securing room blocks, marketing reserved room blocks to event attendees and corporate brand marketers, managing attendee and corporate brand marketer reservations, and addressing any accommodations concerns during the show.

o

Registration and data analytics. GES U.S. and GES International provides both a software-as-a-service model and fully managed options for registration and ticketing, lead managements, and reporting and analytics. Its multi-lingual and multi-currency technology enables a common platform for global event organizers.

o

Event management tools. GES U.S. and GES International provide event management tools for Live Events which include online ordering capabilities, sponsoring management tools, content management systems, and Live Event tracking.

•

Audio-Visual. GES U.S. and GES International offer a variety of audio-visual and digital services for Live Events and corporate brand marketers. GES combines the science of innovative digital solutions with the latest audio-visual technology and superior service to create award-winning attendee engagements. Services provided include digital design and content, media production, content testing, equipment rental, staging, and creative services.

Seasonality

GES U.S. and GES International exhibition and event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows, as some shows are not held each year and some may shift between quarters.

Pursuit

Pursuit is a collection of iconic natural and cultural destination travel experiences that enjoy perennial demand. Pursuit offers guests distinctive and world renowned experiences through its collection of unique hotels, lodges, recreational attractions, and transportation services. Pursuit is composed of the following collections:

•

Brewster Travel Canada is a leading travel and tourism provider in the Canadian Rockies in Alberta, Canada with two lodging properties in Banff National Park, one lodging property in Jasper National Park, five world-class recreational attractions, food and beverage services, retail operations, sightseeing and transportation services.

•

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

•

Glacier Park, Inc. is an operator of seven lodging properties, twelve retail shops, and eleven dining outlets in and around Glacier National Park in Montana, one of the most visited national parks in the United States, and Waterton Lakes National Park in Alberta, Canada, with a leading share of rooms in that market. Glacier Park, Inc. is an 80 percent owned subsidiary of Viad.

•

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

•

“Segment operating income” is defined by Viad as net income attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment losses and recoveries, and the reduction for income attributable to noncontrolling interest. Segment operating income is utilized by management to measure the profit and performance of Viad’s operating segments to facilitate period-to-period comparisons.

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

A reconciliation of net income (loss) attributable to Viad to Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net income (loss) attributable to Viad	$6,777	$(6,983)
Depreciation and amortization	12,144	8,370
Interest expense	2,105	1,284
Income tax expense (benefit)	2,741	(3,452)
Impairment recoveries, pre-tax	(2,384)	—
Loss from discontinued operations	816	186
Other noncontrolling interest	83	1
Adjusted EBITDA	$22,282	$(594)

The change in Adjusted EBITDA was primarily due to higher segment operating income at GES. Refer to the “Results of Operations” section of this MD&A for a discussion of fluctuations.

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

Results of Operations

Financial Highlights

	Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016	Percentage Change
Revenue	$325,807	$241,362	35.0%
Net income (loss) attributable to Viad	$6,777	$(6,983)	**
Segment operating income (loss) (1)	$12,721	$(6,280)	**
Diluted income (loss) per common share from continuing operations attributable to Viad common stockholders	$0.37	$(0.34)	**

** Change is greater than +/- 100 percent

(1)	Refer to Note 19 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the most directly comparable GAAP measure.

•

Total revenue increased $84.4 million or 35.0 percent, primarily due to positive show rotation of approximately $55 million, incremental revenue from the acquisitions of ON Services, FlyOver Canada, CATC, and the Poken event engagement technology (“Poken”) of $19.0 million, U.S. base same-show revenue growth of 4.1 percent at GES, and underlying growth at both GES and Pursuit, offset in part by an unfavorable foreign exchange impact of $4.9 million. Management defines base same-show revenue as revenue derived from shows that the Company produced out of the same city during the same quarter in each year.

•

Net income (loss) attributable to Viad increased $13.8 million, primarily due to increased segment operating income at GES and impairment recoveries related to the Mount Royal Hotel fire, offset in part by higher interest expense.

•	Total segment operating income (loss) increased $19.0 million, primarily due to the increase in revenue.

Foreign Exchange Rate Variances

Viad conducts its foreign operations primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries.

The following table summarizes the effects of foreign exchange rate variances on revenue and segment operating results (or “FX Impact”) from Viad’s significant international operations for the three months ended March 31, 2017 and 2016, excluding the effect of acquisitions completed during 2017 and 2016:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2017	2016	(in thousands)	2017	2016	(in thousands)
GES:
Canada (CAD)	$0.75	$0.74	$222	$0.71	$0.78	$(81)
United Kingdom (GBP)	$1.24	$1.42	(5,040)	$1.24	$1.44	138
Europe (EUR)	$1.07	$1.10	(242)	$1.07	$1.09	(34)
			(5,060)			23
Pursuit
Canada (CAD)	$0.76	$0.73	146	$0.76	$0.73	(135)
			$(4,914)			$(112)

Viad’s 2017 revenue was primarily impacted by the weakening of the British pound relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating results are translated into U.S. dollars.

Analysis of Revenue and Operating Results by Reportable Segment

GES

The following table provides a comparison of GES’ reported revenue and segment operating results to organic revenue and organic segment operating results for the three months ended March 31, 2017 and 2016 in order to better understand the underlying performance of the segment without the effects of acquisitions or FX Impact.

	Three Months Ended				Three Months Ended
	March 31, 2017				March 31, 2016			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue:
GES:
U.S.	$257,211	$17,418	$—	$239,793	$183,737	$1,813	$181,924	40.0%	31.8%
International	63,899	70	(5,060)	68,889	54,081	—	54,081	18.2%	27.4%
Intersegment eliminations	(3,239)	—	—	(3,239)	(1,682)	—	(1,682)	(92.6)%	(92.6)%
Total GES	$317,871	$17,488	$(5,060)	$305,443	$236,136	$1,813	$234,323	34.6%	30.4%
Segment operating income (loss)(4):
GES:
U.S.	$20,974	$(463)	$—	$21,437	$862	$(93)	$955	**	**
International	2,022	(29)	23	2,028	(569)	—	(569)	**	**
Total GES	$22,996	$(492)	$23	$23,465	$293	$(93)	$386	**	**

** Change is greater than +/- 100 percent

(1)	Acquisitions include ON Services (acquired August 2016) for GES U.S. and Poken (acquired March 2017) for GES International.

(2)

To maximize synergies, GES’ existing in-house audio-visual services team was merged into ON Services. Accordingly, the amounts for GES U.S. acquisitions include results from the existing in-house audio-visual services team.

(3)

Organic revenue and organic segment operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating results, see the “Non-GAAP Measures” section of this MD&A.

(4)	Refer to Note 19 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of segment operating income (loss) to the most directly comparable GAAP measure.

GES U.S.

GES U.S. revenue increased $73.5 million or 40.0 percent, primarily due to positive show rotation of approximately $52 million, the incremental revenue from the acquisition of ON Services of $17.4 million, U.S. base same-show revenue growth of 4.1 percent, and new business wins. Base same-shows represented 38.5 percent of GES’ U.S. organic revenue. Organic revenue increased $57.9 million or 31.8 percent.

GES U.S. operating income increased $20.1 million, primarily due to higher revenue and strong operating leverage. Organic operating income increased $20.5 million.

GES International

GES International revenue increased $9.8 million or 18.2 percent, primarily due to new business wins, positive show rotation of approximately $3 million, and same show growth, offset in part by an unfavorable FX Impact of $5.1 million. Organic revenue increased $14.8 million or 27.4 percent.

GES International operating income increased $2.6 million, primarily due to higher revenue. Organic operating income increased $2.6 million.

2017 Outlook

Although GES has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.

For the 2017 full year, management expects GES’ revenue to increase at a mid-single digit rate versus 2016. The August 2016 acquisition of ON Services and the March 2017 acquisition of Poken are expected to provide incremental revenue of $47 million to $50 million and incremental Adjusted Segment EBITDA of $10.5 million to $12.5 million. GES show rotation is expected to have a net negative impact on revenue of approximately $15 million compared to 2016. GES U.S. base same-show revenue is expected to increase at a mid-single digit rate. Management anticipates an unfavorable FX Impact on GES’ 2017 full year revenue and segment operating income of approximately $20 million and $1 million, respectively. The expected FX Impact reflects the expectation that the U.S. dollar to the British pound exchange rate will be $1.23 and the U.S. dollar to the Canadian dollar exchange rate will be $0.74 during 2017.

Management is executing a strategic growth plan to position GES as the preferred global, full-service provider for Live Events, with further reach to corporate events, consumer events, conferences and exhibitions. In support of this strategy, the Company has acquired two leading audio-visual production businesses and four leading event technology businesses since 2014 that complement, enhance, and expand the current business and offer higher-margin growth opportunities. Management continues to pursue additional opportunities to acquire businesses with proven products and services to create the most comprehensive suite of services for the Live Events industry. During 2017, management intends to make selective investments in additional resources to capitalize on continued growth opportunities in under-penetrated categories of Live Events, such as corporate events and consumer events, and in cross-selling new services.

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

Pursuit

The following table provides a comparison of Pursuit’s reported revenue and segment operating results to organic revenue and organic segment operating results for the three months ended March 31, 2017 and 2016 in order to better understand the underlying performance of the segment without the effects of acquisitions or FX Impact.

	Three Months Ended				Three Months Ended
	March 31, 2017				March 31, 2016			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Pursuit:
Hospitality	$2,072	$92	$35	$1,945	$2,850	$13	$2,837	(27.3)%	(31.4)%
Attractions	3,546	1,439	46	2,061	53	32	21	**	**
Transportation	2,126	—	63	2,063	1,942	—	1,942	9.5%	6.2%
Travel Planning	233	7	5	221	539	—	539	(56.8)%	(59.0)%
Intra-Segment Eliminations & Other	(41)	—	(3)	(38)	(158)	—	(158)	74.1%	75.9%
Total Pursuit	$7,936	$1,538	$146	$6,252	$5,226	$45	$5,181	51.9%	20.7%

Segment operating loss(3):
Total Pursuit	$(10,275)	$(3,164)	$(135)	$(6,976)	$(6,573)	$(637)	$(5,936)	(56.3)%	(17.5)%

** Change is greater than +/- 100 percent

(1)	Acquisitions include CATC (acquired March 2016) and FlyOver Canada (acquired December 2016).
(2)

Organic revenue and organic segment operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating results, see the “Non-GAAP Measures” section of this MD&A.

(3)	Refer to Note 19 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of segment operating income (loss) to the most directly comparable GAAP measure.

Pursuit revenue increased $2.7 million or 51.9 percent, primarily driven by the re-opening of the Banff Gondola and incremental revenue from the acquisitions of FlyOver Canada and CATC of $1.5 million, offset in part by the closure of the Mount Royal Hotel due to a fire. Organic revenue increased $1.1 million or 20.7 percent.

Pursuit operating loss increased $3.7 million or 56.3 percent, primarily due to the incremental seasonal operating losses from the acquisitions of CATC and FlyOver Canada of $3.2 million, higher repairs and maintenance costs incurred during 2017, and the timing of certain other expenses. Organic operating loss increased $1.0 million or 17.5 percent.

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

The following table provides Pursuit’s same-store key performance indicators for the three months ended March 31, 2017 and 2016. The same-store metrics below indicate the performance of all Pursuit’s properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. Management believes that this same-store constant currency basis provides better comparability between reporting periods.

	Three Months Ended
	March 31,
	2017	2016	% Change
Same-Store Key Performance Indicators (1)
Hospitality:
Room nights available	27,720	27,846	(0.5)%
RevPAR	$48	$40	20.0%
ADR	$89	$89	0.0%
Occupancy	53.6%	45.0%	8.6%
Attractions:
Passengers	54,002	—	**
Revenue per passenger	$39	$—	**

** Change is greater than +/- 100 percent

(1)

The Same-Store Key Performance Indicators exclude the CATC hospitality properties and attraction (acquired in March 2016) and FlyOver Canada attraction (acquired in December 2016), as they were not owned by Viad for the entirety of both periods presented. Additionally, the Same-Store Key Performance Indicators exclude the Mount Royal Hotel hospitality property due to the fire-related closure.

Hospitality. Pursuit owns three year-round lodging properties that have room nights available during the first quarter: The Elk + Avenue Hotel, the Mount Royal Hotel, and Grouse Mountain Lodge. The Mount Royal Hotel suffered fire damage on December 29, 2016 and has been closed until further notice. All other lodging properties were seasonally closed during the first quarter. RevPAR increased during the three months ended March 31, 2017 driven primarily by stronger occupancy and ADR at the Elk + Avenue Hotel resulting from temporary decreased capacity in the Banff market and the Company’s revenue management initiatives.

Attractions. Same-Store passengers and revenue per passenger include only the Banff Gondola which was closed for renovation during the three months ended March 31, 2016.  All other attractions were either seasonally closed or were not owned by Viad during the entirety of both comparable periods and therefore are excluded from the same-store metrics.

During 2016, Pursuit derived approximately 59 percent of revenue and 74 percent of segment operating income from its Canadian operations, which are largely dependent on foreign customer visitation. Accordingly, the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations. Additionally, Pursuit is affected by consumer discretionary spending on tourism activities.

2017 Outlook

For the 2017 full year, management expects Pursuit’s revenue to increase at a mid-single digit rate. The December 2016 acquisition of FlyOver Canada and the March 2016 acquisition of CATC, combined, are expected to provide incremental revenue of $10 million to $12 million and incremental Adjusted Segment EBITDA of $2 million to $3.5 million, which includes an incremental first quarter seasonal operating loss of approximately $2.3 million from CATC.

Additionally, management expects Pursuit’s revenue to be negatively impacted by approximately $13 million as the Company completes the previously announced downsizing of Brewster Travel Canada’s package tours line of business. The fire-related closure of the Mount Royal Hotel is expected to negatively impact revenue by approximately $6 million, which assumes the hotel will remain closed for the entirety of 2017. The Company continues to work with its insurance carrier to finalize the property and business interruption insurance claims related to the fire. Management anticipates an unfavorable FX Impact on Pursuit’s 2017 full year revenue and segment operating income of approximately $3 million and $1.5 million, respectively. Management expects these factors will be offset by organic growth across the rest of Pursuit’s lines of business including expected revenue growth of $7 million to $9 million from the newly renovated Banff Gondola.

Corporate Activities

	Three Months Ended
	March 31,
(in thousands)	2017	2016	Percentage Change 2017 vs. 2016
Corporate activities	$2,610	$1,911	36.6%

Corporate activities expense increased $0.7 million during the three months ended March 31, 2017, as compared to the corresponding period in 2016, primarily due to an increase in performance-based compensation expense and higher acquisition transaction-related costs in 2017.

Interest Expense

	Three Months Ended
	March 31,
(in thousands)	2017	2016	Percentage Change 2017 vs. 2016
Interest expense	$2,105	$1,284	63.9%

Interest expense increased during the three months ended March 31, 2017, as compared to the corresponding period in 2016, primarily due to higher outstanding debt balances in 2017 resulting from acquisitions completed during the second half of 2016.

Restructuring Charges

	Three Months Ended
	March 31,
(in thousands)	2017	2016	Percentage Change 2017 vs. 2016
Restructuring charges	$394	$992	(60.3)%

Restructuring charges during the three months ended March 31, 2017 and 2016 were primarily related to the elimination of positions and facility consolidations in GES, as well as the elimination of certain positions at Viad’s corporate office.

Impairment Recoveries

	Three Months Ended
	March 31,
(in thousands)	2017	2016	Percentage Change 2017 vs. 2016
Impairment recoveries	$2,384	$—	**

** Change is greater than +/- 100 percent

On December 29, 2016, the Mount Royal Hotel was damaged by a fire and has been closed until further notice. During the fourth quarter of 2016, the Company recorded an asset impairment loss of $2.2 million and an offsetting impairment recovery (and related insurance receivable) as the losses related to the fire are covered by Viad's property and business interruption insurance. During the first quarter of 2017, the Company received $5.3 million in insurance proceeds as a partial settlement, of which $2.2 million was allocated to the insurance receivable, $2.4 million was recorded as an impairment recovery related to construction-in-progress costs incurred to re-open the hotel, and $0.6 million was recorded as contra-expense to offset non-capitalizable costs incurred by the Company. After allocating the insurance proceeds to those losses, the remaining $0.1 million was recorded as a business interruption gain for the recovery of lost profits.

Income Taxes

The effective tax rates for the three months ended March 31, 2017 and 2016 were 27.2 percent and 33.2 percent, respectively. The decrease in the 2017 effective rate was primarily due to the adoption of new accounting guidance which requires the excess tax benefit on share-based compensation to be recorded to income tax expense rather than other comprehensive income.

Discontinued Operations

	Three Months Ended
	March 31,
(in thousands)	2017	2016	Percentage Change 2017 vs. 2016
Loss from discontinued operations	$816	$186	**

** Change is greater than +/- 100 percent

Loss from discontinued operations increased during the three months ended March 31, 2017 due primarily to an increase in reserves to resolve certain environmental matters related to previously sold operations.

Liquidity and Capital Resources

Cash and cash equivalents were $25.4 million as of March 31, 2017, as compared to $20.9 million as of December 31, 2016. During the three months ended March 31, 2017, the Company generated net cash flow from operating activities of $32.2 million primarily from results of operations. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of March 31, 2017, the Company had approximately $20.8 million of its cash and cash equivalents held outside of the United States, consisting of $6.9 million in Canada, $5.9 million in the United Kingdom, $5.1 million in the Netherlands, $1.9 million in the United Arab Emirates, and $1.0 million in Germany. There are certain earnings related to the Company’s Canadian and Netherlands operations that have historically been deemed permanently reinvested. As of March 31, 2017, the incremental tax associated with these earnings if the cash balances were repatriated to the United States would approximate $1.0 million.

Cash Flows

Operating Activities

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net income (loss)	$6,513	$(7,145)
Depreciation and amortization	12,144	8,370
Deferred income taxes	374	(1,380)
Loss from discontinued operations	816	186
Other non-cash items	1,246	2,817
Changes in assets and liabilities	11,145	14,191
Net cash provided by operating activities	$32,238	$17,039

Net cash provided by operating activities increased $15.2 million, primarily from results of operations.

Investing Activities

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Capital expenditures	$(14,662)	$(7,323)
Proceeds from insurance	4,583	—
Cash paid for acquired businesses, net	(1,661)	(57,766)
Proceeds from dispositions of property and other assets	550	229
Net cash used in investing activities	$(11,190)	$(64,860)

Net cash used in investing activities decreased $53.7 million, primarily due to cash payments, net of cash acquired, of $57.8 million for the 2016 acquisitions of CATC and the business of Maligne Lake Tours Ltd. and insurance proceeds received in 2017 for a fire at the Mount Royal Hotel, offset in part by an increase in capital expenditures.

Financing Activities

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Proceeds from borrowings	$17,574	$50,000
Payments on debt and capital lease obligations	(30,985)	(15,029)
Dividends paid on common stock	(2,038)	(2,024)
Debt issuance costs	—	(339)
Common stock purchased for treasury	(1,204)	(651)
Other	—	28
Net cash (used in) provided by financing activities	$(16,653)	$31,985

The change in net cash (used in) provided by financing activities was primarily due to a decrease in net borrowings of $48.4 million related to the CATC acquisition (acquired in March 2016).

Debt and Capital Lease Obligations

Refer to Note 11 – Debt and Capital Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion.

Share Repurchases

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. No open market repurchases were made during the three months ended March 31, 2017 or 2016. As of March 31, 2017, 440,540 shares remained available for repurchase. The authorization of the Board of Directors does not have an expiration date. In addition, during the three months ended March 31, 2017 and 2016, the Company repurchased 25,642 shares for $1.2 million and 23,625 shares for $0.7 million, respectively, related to tax withholding requirements on vested share-based awards.

Critical Accounting Policies and Estimates

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) of Viad’s Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of critical accounting policies and estimates.

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Basis of Presentation and Principles of Consolidation of the Notes to Condensed Consolidated Financial Statements for further information.

Forward-Looking Statements

As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions, and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new or renewal business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates, and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, capital allocations, adverse developments in liabilities associated with discontinued operations, changes in the levels of interest rates, and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace, and other factors, including terrorist activities or war, a pandemic health crisis, and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward looking statements are discussed in the “Risk Factors” section in Viad’s 2016 Annual Report.

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

Viad conducts its foreign operations primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s condensed consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its condensed consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation losses recorded in stockholders’ equity of $26.7 million and $29.1 million as of March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017 and 2016, unrealized foreign currency translation gains of $2.3 million and $8.0 million, respectively, were recorded in other comprehensive income.

For purposes of consolidation, revenue, expenses, gains, and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating results of its foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign revenue and segment operating results. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion on the “Foreign Exchange Rate Variances”.

Viad is exposed to foreign exchange transaction risk, as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of March 31, 2017, Viad did not have any foreign currency forward contracts outstanding.

Viad is exposed to short-term and long-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of March 31, 2017, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 18 – Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

The following risk factor includes material changes to, and supersedes the risk factor with the caption, “The new presidential administration may make substantial changes to fiscal and tax policies that may adversely affect Viad’s business,” which was previously disclosed in Part I, Item 1A of Viad’s Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Risk Factors.” The following risk factor contains forward-looking statements and should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.  Because of the following risk factor, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The presidential administration may make substantial changes to fiscal and tax policies that may adversely affect Viad’s results and effective tax rate.

The presidential administration has called for substantial change to fiscal and tax policies, which may include comprehensive corporate tax reform. The Company cannot predict the impact, if any, of these changes to its business. However, it is possible that these changes could adversely affect its business. It is likely that some policies adopted by the presidential administration will benefit the Company and others will negatively affect the Company. Until Viad knows what changes are enacted, the Company will not know whether in total it benefits from, or is negatively affected by, the changes.

The presidential administration’s most recent proposals with respect to comprehensive corporate tax reform include, among other items, lowering the corporate income tax rate and modifications to the existing regime for taxing overseas earnings, including the taxation of permanently reinvested foreign earnings. A reduction in the corporate income tax rate could reduce income tax expense and the value of our existing deferred tax assets and could result in a charge to Viad’s earnings from the write-down of these assets. If any of these proposed changes become law, it could have a material adverse impact on Viad’s tax expense and cash flows.

In addition to other information set forth in this Form 10-Q, careful consideration should be given to the “Risk Factors” (Part I, Item 1A) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) in Viad’s Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company’s business, financial condition, and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of Viad’s common stock that were repurchased during the three months ended March 31, 2017 by Viad pursuant to publicly announced plans or programs, as well as from employees, former employees, and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	—	$—	—	440,540
February 1, 2017 - February 28, 2017	17,888	$47.88	—	440,540
March 1, 2017 - March 31, 2017	7,754	$44.85	—	440,540
Total	25,642	$46.96	—	440,540

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. No shares were repurchased on the open market during the three months ended March 31, 2017. As of March 31, 2017, 440,540 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date
31.1	*	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIAD CORP
(Registrant)

May 5, 2017	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer
(Chief Accounting Officer and Authorized Officer)