Form 10-Q
period 2017-06-30
VIAD CORP
filed 2017-08-04
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

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

As of July 28, 2017, there were 20,409,278 shares of Common Stock ($1.50 par value) outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2017	2016
Assets
Current assets
Cash and cash equivalents	$44,042	$20,900
Accounts receivable, net of allowances for doubtful accounts of $2,423 and $1,342, respectively	142,072	104,648
Inventories	37,162	31,420
Other current assets	23,282	18,449
Total current assets	246,558	175,417
Property and equipment, net	294,654	279,858
Other investments and assets	47,730	44,297
Deferred income taxes	33,673	42,549
Goodwill	259,805	254,022
Other intangible assets, net	68,229	73,673
Total Assets	$950,649	$869,816
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$101,520	$67,596
Customer deposits	57,604	42,723
Accrued compensation	30,067	29,913
Other current liabilities	30,774	30,390
Current portion of debt and capital lease obligations	176,124	174,968
Total current liabilities	396,089	345,590
Long-term debt and capital lease obligations	65,248	74,243
Pension and postretirement benefits	27,742	28,611
Other deferred items and liabilities	47,849	50,734
Total liabilities	536,928	499,178
Commitments and contingencies
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	572,403	573,841
Retained earnings	46,938	16,291
Unearned employee benefits and other	185	172
Accumulated other comprehensive income (loss):
Unrealized gain on investments	516	421
Cumulative foreign currency translation adjustments	(19,379)	(29,084)
Unrecognized net actuarial loss and prior service credit, net	(10,580)	(10,728)
Common stock in treasury, at cost, 4,530,396 and 4,613,520 shares, respectively	(226,710)	(230,960)
Total Viad Corp stockholders’ equity	400,775	357,355
Noncontrolling interest	12,946	13,283
Total stockholders’ equity	413,721	370,638
Total Liabilities and Stockholders’ Equity	$950,649	$869,816

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue:
Exhibition and event services	$275,295	$240,028	$551,243	$441,314
Exhibits and environments	44,814	44,236	86,737	79,086
Pursuit services	44,665	40,483	52,601	45,709
Total revenue	364,774	324,747	690,581	566,109
Costs and expenses:
Costs of services	284,884	250,041	558,493	464,268
Costs of products sold	40,488	40,692	80,002	74,107
Business interruption gain	(1,087)	—	(1,140)	—
Corporate activities	3,008	2,707	5,618	4,618
Interest income	(42)	(38)	(100)	(94)
Interest expense	2,059	1,336	4,164	2,620
Restructuring charges	168	975	562	1,967
Impairment recoveries	(2,247)	—	(4,631)	—
Total costs and expenses	327,231	295,713	642,968	547,486
Income from continuing operations before income taxes	37,543	29,034	47,613	18,623
Income tax expense	10,178	9,226	12,919	5,774
Income from continuing operations	27,365	19,808	34,694	12,849
Income (loss) from discontinued operations	509	(364)	(307)	(550)
Net income	27,874	19,444	34,387	12,299
Net loss attributable to noncontrolling interest	73	65	337	227
Net income attributable to Viad	$27,947	$19,509	$34,724	$12,526
Diluted income per common share:
Continuing operations attributable to Viad common stockholders	$1.35	$0.98	$1.72	$0.65
Discontinued operations attributable to Viad common stockholders	0.02	(0.02)	(0.02)	(0.03)
Net income attributable to Viad common stockholders	$1.37	$0.96	$1.70	$0.62
Weighted-average outstanding and potentially dilutive common shares	20,364	20,153	20,355	20,124
Basic income per common share:
Continuing operations attributable to Viad common stockholders	$1.35	$0.98	$1.72	$0.65
Discontinued operations attributable to Viad common stockholders	0.02	(0.02)	(0.02)	(0.03)
Net income attributable to Viad common stockholders	$1.37	$0.96	$1.70	$0.62
Weighted-average outstanding common shares	20,140	19,983	20,112	19,949
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20
Amounts attributable to Viad common stockholders
Income from continuing operations	$27,438	$19,873	$35,031	$13,076
Income (loss) from discontinued operations	509	(364)	(307)	(550)
Net income	$27,947	$19,509	$34,724	$12,526

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net income	$27,874	$19,444	$34,387	$12,299
Other comprehensive income (loss):
Unrealized gains on investments, net of tax(1)	33	21	95	20
Unrealized foreign currency translation adjustments, net of tax(1)	7,360	(3,470)	9,705	4,572
Change in net actuarial gain, net of tax(1)	171	83	282	241
Change in prior service cost, net of tax(1)	(56)	(71)	(134)	(156)
Comprehensive income	35,382	16,007	44,335	16,976
Comprehensive loss attributable to noncontrolling interest	73	65	337	227
Comprehensive income attributable to Viad	$35,455	$16,072	$44,672	$17,203

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net income	$34,387	$12,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,666	18,557
Deferred income taxes	412	(3,318)
Loss from discontinued operations	307	550
Restructuring charges	562	1,967
Impairment recoveries	(4,631)	—
Gains on dispositions of property and other assets	(45)	(185)
Share-based compensation expense	4,747	2,499
Excess tax benefit from share-based compensation arrangements	—	(39)
Other non-cash items, net	2,373	1,591
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(38,869)	(29,915)
Inventories	(4,746)	(11,035)
Accounts payable	30,156	24,661
Restructuring liabilities	(1,496)	(1,832)
Accrued compensation	(3,834)	(3,465)
Customer deposits	14,124	43,656
Income taxes payable	(81)	(1,591)
Other assets and liabilities, net	(833)	(22)
Net cash provided by operating activities	59,199	54,378
Cash flows from investing activities
Capital expenditures	(27,448)	(20,597)
Proceeds from insurance	6,886	—
Cash paid for acquired businesses, net	(1,661)	(57,766)
Proceeds from dispositions of property and other assets	662	1,008
Net cash used in investing activities	(21,561)	(77,355)
Cash flows from financing activities
Proceeds from borrowings	52,574	55,000
Payments on debt and capital lease obligations	(63,065)	(52,054)
Dividends paid on common stock	(4,077)	(4,050)
Debt issuance costs	(5)	(352)
Common stock purchased for treasury	(1,204)	(651)
Excess tax benefit from share-based compensation arrangements	—	39
Net cash used in financing activities	(15,777)	(2,068)
Effect of exchange rate changes on cash and cash equivalents	1,281	(247)
Net change in cash and cash equivalents	23,142	(25,292)
Cash and cash equivalents, beginning of year	20,900	56,531
Cash and cash equivalents, end of period	$44,042	$31,239

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

On December 29, 2016, the Mount Royal Hotel was damaged by a fire and closed. During the fourth quarter of 2016, the Company recorded an asset impairment loss of $2.2 million and an offsetting impairment recovery (and related insurance receivable) as the losses related to the fire are covered by Viad's property and business interruption insurance. During the six months ended June 30, 2017, the Company received $9.0 million in insurance proceeds as a partial settlement. The Company allocated $2.2 million to the insurance receivable, $4.6 million was recorded as an impairment recovery related to construction-in-progress costs incurred to re-open the hotel, $1.1 million was recorded as a business interruption gain for the recovery of lost profits, and $1.1 million was recorded as contra-expense to offset non-capitalizable costs incurred by the Company.

Nature of Business

Viad is an international experiential services company with operations in the United States, Canada, the United Kingdom, continental Europe, the United Arab Emirates, and Hong Kong. Viad is committed to providing unforgettable experiences to its clients and guests. Viad operates through three reportable business segments: GES U.S., GES International (collectively, “GES”), and Pursuit.

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

January 1, 2018

The Company is currently evaluating the impact of the adoption of this new guidance on its financial position or results of operations including analyzing its current portfolio of customer contracts. The Company has assigned internal resources in addition to the engagement of a third-party service provider to assist in the evaluation of the impact on its accounting policies, processes, and system requirements. Based on the Company’s preliminary assessment, the adoption of this standard will not have a material impact on Viad’s consolidated financial statements. Although significant additional disclosures will be required, the Company expects the immaterial impact to primarily relate to the deferral of certain commissions which were previously expensed as incurred but will generally be capitalized and amortized over the period of contract performance, and the deferral of certain costs incurred in connection with trade shows which were previously expensed as incurred but will generally be capitalized and expensed upon the completion of the show. The Company is not planning to early adopt the standard and has not determined which transition method it will use. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The Company is continuing its assessment, which may identify other impacts.

ASU 2016-02, Leases (Topic 842)

The amendment requires lessees to recognize on their balance sheet a right-of-use asset and a lease liability for leases with lease terms greater than one year. The amendment requires additional disclosures about leasing arrangements, and requires a modified retrospective approach to adoption. Early adoption is permitted.

January 1, 2019

The Company is currently evaluating the potential impact of the adoption of this new guidance on its financial position or results of operations including analyzing its existing operating leases. Based on the Company’s preliminary assessment, the adoption of this standard will have a material impact on Viad’s consolidated balance sheets, but the income statement is not expected to be materially impacted. The Company expects the most significant impact will relate to facility and equipment leases and embedded lease arrangements which are currently recorded as operating leases. The Company has not determined in which period it will adopt the new guidance. Adoption is dependent on the Company’s analysis on information necessary to restate prior periods. The Company is continuing its assessment, which may identify other impacts.

ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments

The amendment provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Early adoption is permitted.

		January 1, 2018	The adoption of this new guidance is not expected to have a significant effect on Viad’s financial position or results of operations.
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

		January 1, 2018	The adoption of this new guidance is not expected to have a significant effect on Viad’s financial position or results of operations.

Standard	Description	Date of adoption	Effect on the financial statements
Standards Not Yet Adopted (Continued)
ASU 2017-01, Business Combination (Topic 805) - Clarifying the Definition of a Business	The amendment provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018	The adoption of this new guidance is not expected to have a significant effect on Viad’s consolidated financial statements.
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

ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting	The amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.	January 1, 2018

The Company grants share-based awards but rarely has modifications to the awards. The adoption of this new guidance is not expected to have a significant effect on Viad’s consolidated financial statements.

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

January 1, 2017

The adoption of this new guidance resulted in a decrease of 6% to the effective tax rate during the first quarter of 2017 as compared to 2016, and resulted in a decrease of 1% to the effective tax rate during the six months ended June 30, 2017 as compared to 2016.

Note 2. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Performance unit incentive plan (“PUP”)	$1,927	$816	$3,243	$1,351
Restricted stock	774	576	1,397	1,074
Restricted stock units	47	41	107	74
Share-based compensation before income tax benefit	2,748	1,433	4,747	2,499
Income tax benefit	(1,028)	(540)	(1,772)	(938)
Share-based compensation, net of income tax benefit	$1,720	$893	$2,975	$1,561

Viad did not record any share-based compensation expense through restructuring expense during the three months ended June 30, 2017 or 2016, and recorded zero and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		PUP Awards		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2016	267,051	$25.96	255,505	$26.11	15,982	$25.58
Granted	64,098	$46.59	72,642	$47.45	2,950	$47.45
Vested	(73,553)	$23.85	(76,082)	$23.66	(6,182)	$25.05
Forfeited	(3,096)	$31.68	(1,416)	$31.68	—	$—
Balance at June 30, 2017	254,500	$31.70	250,649	$33.00	12,750	$30.90

2017 Viad Corp Omnibus Stock Plan

The 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”) was approved by Viad stockholders and was effective May 18, 2017. The 2017 Plan replaced the Company’s 2007 Viad Corp Omnibus Stock Plan (the “2007 Plan”). No further awards may be made under the 2007 Plan, although awards previously granted under the 2007 Plan will remain outstanding in accordance with their respective terms. The 2017 Plan has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options, (b) restricted stock and restricted stock units, (c) performance units or performance shares, (d) stock appreciation rights, (e) cash-based awards, and (f) certain other stock-based awards. In June 2017, Viad registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of June 30, 2017, there were 1,747,477 shares available for future grant under the 2017 Plan.

2007 Viad Corp Omnibus Stock Plan

Restricted Stock

As of June 30, 2017, the unamortized cost of all outstanding restricted stock awards was $3.9 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.4 years. During the six months ended June 30, 2017 and 2016, the Company repurchased 25,642 shares for $1.2 million and 23,625 shares for $0.7 million, respectively, related to tax withholding requirements on vested share-based awards.

PUP Awards

In February 2016, the PUP Plan was amended to provide that PUP awards earned under the 2007 Plan may be payable in the form of cash or in shares of Viad common stock (or a combination of both). Previously, payouts could only be made in cash. The vesting of shares is based upon achievement of certain performance-based criteria. The performance period of the shares is three years.

During the six months ended June 30, 2017, Viad granted $3.4 million of PUP awards of which $1.4 million are payable in shares. As of June 30, 2017 and December 31, 2016, Viad had recorded liabilities of $6.6 million and $7.6 million, respectively, related to PUP awards. In March 2017, the PUP awards granted in 2014 vested and cash payouts of $3.7 million were distributed. In March 2016, the PUP awards granted in 2013 vested and cash payouts of $0.2 million were distributed.

Restricted Stock Units

As of June 30, 2017 and December 31, 2016, Viad had aggregate liabilities recorded of $0.3 million and $0.4 million, respectively, related to restricted stock units. In February 2017, portions of the 2012 and 2014 restricted stock units vested and cash payouts of $0.3 million were distributed. In February 2016, portions of the 2011, 2012, and 2013 restricted stock units vested and cash payouts of $0.2 million were distributed.

Stock Options

During the three and six months ended June 30, 2017, there was no stock option activity. As of both June 30, 2017 and December 31, 2016, there were 63,773 stock options outstanding and exercisable with a weighted-average exercise price of $16.62. As of June 30, 2017, there were no unrecognized costs related to non-vested stock option awards.

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

The results of operations of FlyOver Canada have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During the three and six months ended June 30, 2017, revenue related to FlyOver Canada was $2.4 million and $3.8 million, respectively, and operating income was $0.6 million and $0.3 million, respectively.

Other Acquisitions

In March 2017, the Company completed the acquisition of the Poken event engagement technology for total cash consideration of $1.7 million, subject to certain adjustments. These assets have been included in Viad’s condensed consolidated financial statements from the date of acquisition.

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the 2016 acquisitions of CATC Alaska Tourism Corporation (“CATC”) (acquired March 2016), the business of ON Event Services, LLC (“ON Services”) (acquired August 2016), and FlyOver Canada (acquired December 2016) had been completed on January 1, 2016:

	Three Months Ended	Six Months Ended
(in thousands, except per share data)	June 30, 2016	June 30, 2016
Revenue	$344,778	$601,941
Depreciation and amortization	$13,172	$25,138
Income from continuing operations	$21,164	$12,687
Net income attributable to Viad	$20,865	$12,364
Diluted income per share	$1.03	$0.61
Basic income per share	$1.03	$0.61

Note 4. Inventories

The components of inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Raw materials	$20,712	$16,846
Work in process	16,450	14,574
Inventories	$37,162	$31,420

Note 5. Other Current Assets

Other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Income tax receivable	$5,970	$3,614
Prepaid vendor payments	5,338	3,633
Prepaid software maintenance	4,310	2,804
Prepaid insurance	1,306	2,479
Prepaid taxes	997	850
Prepaid rent	661	327
Prepaid other	2,739	731
Other	1,961	4,011
Other current assets	$23,282	$18,449

Note 6. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Land and land interests	$32,281	$31,670
Buildings and leasehold improvements	206,592	185,987
Equipment and other	340,883	326,868
Gross property and equipment	579,756	544,525
Accumulated depreciation	(285,102)	(264,667)
Property and equipment, net	$294,654	$279,858

Depreciation expense was $11.3 million and $8.4 million for the three months ended June 30, 2017 and 2016, respectively, and $20.4 million and $15.1 million for the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017, there were non-cash increases to property and equipment related to assets acquired under capital leases of $0.8 million and non-cash increases to property and equipment purchases in accounts payable and accrued liabilities of $2.0 million. During the six months ended June 30, 2016, there were non-cash increases to property and equipment related to assets acquired under capital leases of $0.7 million and non-cash increases to property and equipment purchases in accounts payable and accrued liabilities of $2.7 million.

Note 7. Other Investments and Assets

Other investments and assets consisted of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Cash surrender value of life insurance	$23,114	$23,197
Self-insured liability receivable	10,463	10,463
Workers’ compensation insurance security deposits	4,050	4,050
Other mutual funds	2,494	2,062
Other	7,609	4,525
Other investments and assets	$47,730	$44,297

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(in thousands)	GES U.S.	GES International	Pursuit	Total
Balance at December 31, 2016	$148,277	$34,460	$71,285	$254,022
Business acquisitions	—	1,060	—	1,060
Foreign currency translation adjustments	—	1,956	2,767	4,723
Balance at June 30, 2017	$148,277	$37,476	$74,052	$259,805

Other intangible assets consisted of the following:

	June 30, 2017			December 31, 2016
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$68,360	$(19,050)	$49,310	$67,762	$(14,345)	$53,417
Operating contracts and licenses	9,663	(838)	8,825	9,315	(652)	8,663
Tradenames	8,495	(2,249)	6,246	8,324	(1,440)	6,884
Non-compete agreements	5,289	(2,240)	3,049	5,190	(1,369)	3,821
Other	893	(554)	339	886	(458)	428
Total amortized intangible assets	92,700	(24,931)	67,769	91,477	(18,264)	73,213
Unamortized intangible assets:
Business licenses	460	—	460	460	—	460
Other intangible assets	$93,160	$(24,931)	$68,229	$91,937	$(18,264)	$73,673

Intangible asset amortization expense was $3.3 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively, and $6.3 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively. The weighted-average amortization period of customer contracts and relationships, operating contracts and licenses, tradenames, non-compete agreements, and other amortizable intangible assets is approximately 9.0 years, 26.7 years, 7.2 years, 2.6 years, and 3.0 years, respectively. The estimated future amortization expense related to amortized intangible assets held at June 30, 2017 is as follows:

(in thousands)
Year ending December 31,
Remainder of 2017	$6,090
2018	10,928
2019	9,865
2020	8,370
2021	7,380
Thereafter	25,136
Total	$67,769

Note 9. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Continuing operations:
Self-insured liability accrual	$5,522	$5,941
Accrued employee benefit costs	3,160	2,624
Commissions payable	3,085	639
Accrued sales and use taxes	2,802	4,279
Accrued dividends	2,114	2,119
Current portion of pension liability	1,793	1,963
Deferred rent	1,656	1,535
Accrued professional fees	1,124	794
Accrued rebates	971	1,078
Accrued restructuring	876	1,924
Other taxes	2,899	4,210
Other	3,748	2,532
Total continuing operations	29,750	29,638
Discontinued operations:
Environmental remediation liabilities	691	492
Self-insured liability accrual	232	162
Other	101	98
Total discontinued operations	1,024	752
Total other current liabilities	$30,774	$30,390

Note 10. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Continuing operations:
Self-insured liability	$13,681	$12,981
Self-insured excess liability	10,463	10,463
Accrued compensation	7,287	8,514
Deferred rent	4,512	5,271
Foreign deferred tax liability	2,539	2,264
Accrued restructuring	1,800	1,858
Other	2,499	1,300
Total continuing operations	42,781	42,651
Discontinued operations:
Self-insured liability	3,177	3,748
Environmental remediation liabilities	1,735	3,091
Accrued income taxes	—	1,045
Other	156	199
Total discontinued operations	5,068	8,083
Total other deferred items and liabilities	$47,849	$50,734

Note 11. Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations consisted of the following:

	June 30,	December 31,
(in thousands, except interest rates)	2017	2016
Revolving credit facility and term loan 3.3% and 2.6% weighted-average interest rate at June 30, 2017 and December 31, 2016, respectively, due through 2019 (1)	$203,093	$212,750
Brewster Inc. revolving credit facility 2.6% and 2.7% weighted-average interest rate at June 30, 2017 and December 31, 2016, respectively, due through 2017 (1)	37,818	36,456
Less unamortized debt issuance costs	(1,204)	(1,464)
Total debt	239,707	247,742
Capital lease obligations 4.8% and 4.9% weighted-average interest rate at June 30, 2017 and December 31, 2016, respectively, due through 2020	1,665	1,469
Total debt and capital lease obligations	241,372	249,211
Current portion (2)	(176,124)	(174,968)
Long-term debt and capital lease obligations	$65,248	$74,243
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

Effective December 22, 2014, Viad entered into a $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a senior credit facility in the aggregate amount of $300 million, which consists of a $175 million revolving credit facility (the “Revolving Credit Facility”) and a $125 million term loan (the “Term Loan”). Loans under the Credit Agreement have a maturity date of December 22, 2019. Proceeds from the loans made under the Credit Agreement were used to refinance certain outstanding debt of the Company and will be used for the Company’s general corporate purposes in the ordinary course of its business. Under the Credit Agreement, the Revolving Credit Facility and/or the Term Loan may be increased up to an additional $100 million under certain circumstances. If such circumstances are met, the Company may obtain the additional borrowings under the Revolving Credit Facility, the Term Loan, or a combination of the two. The Revolving Credit Facility has a $40 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Viad’s lenders under the Credit Agreement have a first perfected security interest in all of the personal property of Viad, GES, GES Event Intelligence Services, Inc., CATC, and ON Services including 65 percent of the capital stock of top-tier foreign subsidiaries.

Effective February 24, 2016, Viad executed an amendment (the “Credit Agreement Amendment”) to the Credit Agreement. The Credit Agreement Amendment modified the terms of the financial covenants and the negative covenants related to acquisitions, restricted payments, and indebtedness. The overall maximum leverage ratio and minimum fixed charge coverage ratio are 3.50 to 1.00 and 1.75 to 1.00, respectively, and will remain at those levels for the entire remaining term of the Credit Agreement. Acquisitions in substantially the same or related lines of business are permitted under the Credit Agreement Amendment, as long as the pro forma leverage ratio is less than or equal to 3.00 to 1.00. Viad can make dividends, distributions, and repurchases of its common stock up to $20 million per calendar year. Stock dividends, distributions, and repurchases above the $20 million limit are not subject to a liquidity covenant, and are permitted as long as the Company’s pro forma leverage ratio is less than or equal to 2.50 to 1.00 and there is no default or unmatured default, as defined in the Credit Agreement. Unsecured debt is allowed as long as the Company’s pro forma leverage ratio is less than or equal to 3.00 to 1.00. Significant other covenants under the Credit Agreement that remain unchanged by the Credit Agreement Amendment include limitations on investments, sales/leases of assets, consolidations or mergers, and liens on property. As of June 30, 2017, the fixed charge coverage ratio was 3.61 to 1.00, the leverage ratio was 1.41 to 1.00, and Viad was in compliance with all covenants under the Credit Agreement.

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

As of June 30, 2017, Viad’s total debt and capital lease obligations were $241.4 million, consisting of outstanding borrowings under the Term Loan of $84.4 million, under the Revolving Credit Facility of $118.7 million, under the Brewster Revolving Credit Facility of $37.8 million, and capital lease obligations of $1.7 million, offset in part by unamortized debt issuance costs of $1.2 million. As of June 30, 2017, Viad had $55.0 million of capacity remaining under the Revolving Credit Facility, reflecting borrowings of $118.7 million and $1.3 million in outstanding letters of credit. As of June 30, 2017, Brewster Inc. had $0.2 million of capacity remaining under the Brewster Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (of which GES, GES Event Intelligence Services, Inc., CATC, and ON Services are guarantors) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

As of June 30, 2017, Viad, on behalf of its subsidiaries, had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2017 would be $8.1 million. These guarantees relate to facilities leased by the Company through September 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

The estimated fair value of total debt was $234.4 million and $252.8 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Cash paid for interest on debt was $3.6 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively.

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$119	$119	$—	$—
Other mutual funds(2)	2,494	2,494	—	—
Total assets at fair value on a recurring basis	$2,613	$2,613	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$118	$118	$—	$—
Other mutual funds(2)	2,062	2,062	—	—
Total assets at fair value on a recurring basis	$2,180	$2,180	$—	$—
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

(2)

Other mutual funds are included in “Other investments and assets” in the condensed consolidated balance sheets. These investments are classified as available-for-sale and were recorded at fair value. As of June 30, 2017 and December 31, 2016, there were unrealized gains of $0.8 million ($0.5 million after-tax) and $0.7 million ($0.4 million after tax), respectively, which were included in “Accumulated other comprehensive income (loss)” (“AOCI”) in the condensed consolidated balance sheets.

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 11 – Debt and Capital Lease Obligations, for the estimated fair value of debt obligations.

Note 13. Stockholders’ Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the six months ended June 30, 2017 and 2016:

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	$357,355	$13,283	$370,638
Net income (loss)	34,724	(337)	34,387
Dividends on common stock ($0.20 per share)	(4,077)	—	(4,077)
Common stock purchased for treasury	(1,204)	—	(1,204)
Employee benefit plans	3,982	—	3,982
Unrealized foreign currency translation adjustment	9,705	—	9,705
Other changes to AOCI	243		243
Other	47	—	47
Balance at June 30, 2017	$400,775	$12,946	$413,721

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2015	$322,581	$12,757	$335,338
Net income (loss)	12,526	(227)	12,299
Dividends on common stock ($0.20 per share)	(4,050)	—	(4,050)
Common stock purchased for treasury	(651)	—	(651)
Employee benefit plans	3,145	—	3,145
Unrealized foreign currency translation adjustment	4,572	—	4,572
Tax benefits from share-based compensation	39	—	39
Other changes to AOCI	105	—	105
Other	(17)	—	(17)
Balance at June 30, 2016	$338,250	$12,530	$350,780

Changes in AOCI by component are as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$421	$(29,084)	$(10,728)	$(39,391)
Other comprehensive income before reclassifications	124	9,705	—	9,829
Amounts reclassified from AOCI, net of tax	(29)	—	148	119
Net other comprehensive income	95	9,705	148	9,948
Balance at June 30, 2017	$516	$(19,379)	$(10,580)	$(29,443)

The following table presents information about reclassification adjustments out of AOCI:

	Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
(in thousands)	2017	2016
Unrealized gains on investments	$(47)	$(25)	Interest income
Tax effect	18	9	Income taxes
	$(29)	$(16)

Recognized net actuarial loss(1)	$439	$388
Amortization of prior service credit(1)	(216)	(251)
Tax effect	(75)	(52)	Income taxes
	$148	$85

(1)	Amount included in pension expense. Refer to Note 16 – Pension and Postretirement Benefits.

Note 14. Income Per Share

The components of basic and diluted income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income attributable to Viad (diluted)	$27,947	$19,509	$34,724	$12,526
Less: Allocation to non-vested shares	(345)	(265)	(442)	(171)
Net income allocated to Viad common stockholders (basic)	$27,602	$19,244	$34,282	$12,355
Basic weighted-average outstanding common shares	20,140	19,983	20,112	19,949
Additional dilutive shares related to share-based compensation	224	170	243	175
Diluted weighted-average outstanding shares	20,364	20,153	20,355	20,124
Income per share:
Basic income attributable to Viad common stockholders	$1.37	$0.96	$1.70	$0.62
Diluted income attributable to Viad common stockholders	$1.37	$0.96	$1.70	$0.62

During the six months ended June 30, 2017, 16,000 shares of share-based awards were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.

Note 15. Income Taxes

The effective tax rates for the three months ended June 30, 2017 and 2016 were 27.1 percent and 31.8 percent, respectively. The effective tax rates for the six months ended June 30, 2017 and 2016 were 27.1 percent and 31.0 percent, respectively.

The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. The effective tax rate for the six months ended June 30, 2017 and 2016 was less than the federal statutory rate of 35.0 percent primarily due to the adoption of new accounting guidance which requires the excess tax benefit on share-based compensation to be recorded to income tax expense rather than other comprehensive income and the release of the valuation allowance against certain foreign net operating losses.

During the three months ended June 30, 2017, the Company analyzed the realizability of the net operating loss carryforwards in Germany considering both positive and negative evidence available. The Company determined that the full valuation allowance recorded against the Germany net operating loss carryforwards was no longer required and recognized a discrete tax benefit of $1.2 million.

During the three months ended June 30, 2017, the Company released liabilities associated with uncertain tax positions for continuing operations and discontinued operations of $0.1 million and $1.1 million, respectively, due to the lapse of the statute of limitations.

During the six months ended June 30, 2017 and 2016, cash paid for income taxes was $7.1 million and $5.8 million, respectively.

Note 16. Pension and Postretirement Benefits

The components of net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended June 30, 2017 and 2016 included the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2017	2016	2017	2016	2017	2016
Service cost	$39	$10	$17	$33	$128	$125
Interest cost	178	259	93	152	113	126
Expected return on plan assets	(68)	(37)	—	—	(146)	(144)
Amortization of prior service credit	—	—	(105)	(126)	—	—
Recognized net actuarial loss	94	98	20	81	45	1
Net periodic benefit cost	$243	$330	$25	$140	$140	$108

The components of net periodic benefit cost of Viad’s pension and postretirement benefit plans for the six months ended June 30, 2017 and 2016 included the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2017	2016	2017	2016	2017	2016
Service cost	$48	$20	$47	$69	$258	$245
Interest cost	407	517	219	303	226	244
Expected return on plan assets	(107)	(130)	—	—	(294)	(279)
Amortization of prior service credit	—	—	(216)	(252)	—	—
Recognized net actuarial loss	230	213	120	175	89	1
Net periodic benefit cost	$578	$620	$170	$295	$279	$211

Viad expects to contribute $1.6 million to its funded pension plans, $0.9 million to its unfunded pension plans, and $1.1 million to its postretirement benefit plans in 2017. During the six months ended June 30, 2017, Viad contributed $0.6 million to its funded pension plans, $0.3 million to its unfunded pension plans, and $0.8 million to its postretirement benefit plans.

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

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2016	$2,274	$1,092	$416	$3,782
Restructuring charges	366	59	137	562
Cash payments	(901)	(319)	(451)	(1,671)
Adjustment to liability	—	—	3	3
Balance at June 30, 2017	$1,739	$832	$105	$2,676

As of June 30, 2017, the liabilities related to severance and employee benefits are expected to be paid by the end of 2018. Additionally, the liability related to future lease payments will be paid over the remaining lease terms for GES. Refer to Note 19 – Segment Information, for information regarding restructuring charges by segment.

Note 18. Litigation, Claims, Contingencies, and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against Viad. Although the amount of liability as of June 30, 2017 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position, or results of operations.

Viad is subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. As of June 30, 2017, Viad had recorded environmental remediation liabilities of $2.4 million related to previously sold operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations.

As of June 30, 2017, Viad, on behalf of its subsidiaries, had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2017 would be $8.1 million. These guarantees relate to facilities leased by the Company through September 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

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

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of June 30, 2017, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Viad is self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $19.1 million as of June 30, 2017 which includes $13.8 million related to workers’ compensation liabilities and $5.3 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses of $3.4 million as of June 30, 2017, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $1.2 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively, and $2.5 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively.

In addition, as of June 30, 2017, Viad recorded insurance liabilities of $10.5 million related to continuing operations, which represents the amount for which Viad remains the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.9 million related to workers’ compensation liabilities and $3.6 million related to general/auto liability claims which are recorded in other deferred items and liabilities in Viad’s condensed consolidated balance sheets with a corresponding receivable in other investments.

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

Viad’s reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Revenue:
GES:
U.S.	$242,031	$220,078	$499,242	$403,815
International	85,283	72,682	149,182	126,763
Intersegment eliminations	(7,205)	(7,332)	(10,444)	(9,014)
Total GES	320,109	285,428	637,980	521,564
Pursuit	44,665	40,483	52,601	45,709
Corporate eliminations (1)	—	(1,164)	—	(1,164)
Total revenue	$364,774	$324,747	$690,581	$566,109
Segment operating income (loss):
GES:
U.S.	$21,196	$22,502	$42,170	$23,364
International	9,339	4,876	11,361	4,307
Total GES	30,535	27,378	53,531	27,671
Pursuit	9,938	7,058	(337)	485
Segment operating income	40,473	34,436	53,194	28,156
Corporate eliminations (1)	16	(422)	32	(422)
Corporate activities	(3,008)	(2,707)	(5,618)	(4,618)
Operating income	37,481	31,307	47,608	23,116
Interest income	42	38	100	94
Interest expense	(2,059)	(1,336)	(4,164)	(2,620)
Restructuring charges:
GES U.S.	(47)	—	(71)	(293)
GES International	(121)	(956)	(354)	(1,171)
Pursuit	—	(1)	—	(93)
Corporate	—	(18)	(137)	(410)
Impairment recoveries:
Pursuit	2,247	—	4,631	—
Income from continuing operations before income taxes	$37,543	$29,034	$47,613	$18,623

(1)

Corporate eliminations recorded during the three and six months ended June 30, 2017 represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola. The corporate eliminations recorded during the three and six months ended June 30, 2016 represent the elimination of intercompany revenue and profit realized by GES for work completed on renovations to Pursuit’s Banff Gondola.

Note 20. Discontinued Operations

Viad recorded a reduction in an uncertain tax position during the three months ended June 30, 2017 due to the lapse of the statute of limitations. Additionally, discontinued operations in 2017 included reserves to resolve certain environmental matters and legal fees related to previously sold operations. During 2016, Viad recorded liability reserve adjustments and legal fees related to previously sold operations.

Note 21. Subsequent Event

In July 2017, Viad resolved its property and business interruption insurance claims related to the Mount Royal Hotel fire for a total of approximately $35 million, inclusive of the $9 million received as of June 30, 2017. All remaining insurance proceeds were received during the third quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Annual Report on Form 10-K of Viad Corp (“Viad” or the “Company”) for the year ended December 31, 2016 and the condensed consolidated financial statements and accompanying notes included in this Form 10-Q. The MD&A is intended to assist in providing an understanding of the Company’s financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Viad’s actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this Form 10-Q.

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

o

Registration and data analytics. GES U.S. and GES International provide both a software-as-a-service model and fully managed options for registration and ticketing, lead managements, and reporting and analytics. Their multi-lingual and multi-currency technology enable a common platform for global event organizers.

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

•

Alaska Collection is a leading travel and tourism provider in Alaska with two lodging properties and a sightseeing excursion in Denali National Park and Preserve, a lodge in Talkeetna, Alaska’s top-rated wildlife and glacier cruise, and two lodging properties located near Kenai Fjords National Park. The Alaska Collection also provides food and beverage services and retail operations with respect to those properties.

•

Glacier Park, Inc. is an operator of seven lodging properties, 12 retail shops, and 11 dining outlets in and around Glacier National Park in Montana, one of the most visited national parks in the United States, and Waterton Lakes National Park in Alberta, Canada, with a leading share of rooms in that market. Glacier Park, Inc. is an 80 percent owned subsidiary of Viad.

•

FlyOver Canada is a recreational attraction that provides a virtual flight ride experience located in Vancouver, Canada that combines motion seating, spectacular media, and visual effects including wind, scents, and mist to give the unforgettable experience of flying across Canada.

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

Seasonality

Pursuit experiences peak activity during the summer months. During 2016, 90 percent of Pursuit’s revenue was earned in the second and third quarters.

Results of Operations

Financial Highlights

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands, except per share data)	2017	2016	Percentage Change	2017	2016	Percentage Change
Revenue	$364,774	$324,747	12.3%	$690,581	$566,109	22.0%
Net income attributable to Viad	$27,947	$19,509	43.3%	$34,724	$12,526	**
Segment operating income (1)	$40,473	$34,436	17.5%	$53,194	$28,156	88.9%
Diluted income per common share from continuing operations attributable to Viad common stockholders	$1.35	$0.98	37.8%	$1.72	$0.65	**

** Change is greater than +/- 100 percent

(1)

Refer to Note 19 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

Three months ended June 30, 2017 compared with the three months ended June 30, 2016

•

Total revenue increased $40.0 million or 12.3 percent, primarily due to the incremental revenue from the acquisition of the business of ON Event Services, LLC (“ON Services”), FlyOver Canada, and the Poken event engagement technology (“Poken”) of $19.7 million, underlying growth at both GES and Pursuit, positive show rotation of approximately $14 million at GES, and U.S. base same-show revenue growth of 7.5 percent at GES, offset in part by an unfavorable foreign exchange impact of $9.1 million. Management defines base same-show revenue as revenue derived from shows that the Company produced out of the same city during the same quarter in each year.

•	Net income attributable to Viad increased $8.4 million, primarily due to increased segment operating income at GES and Pursuit and impairment recoveries related to the Mount Royal Hotel fire.
•	Total segment operating income(1) increased $6.0 million primarily due to the increase in revenue.

Six months ended June 30, 2017 compared with the six months ended June 30, 2016

•

Total revenue increased $124.5 million or 22.0 percent, primarily due to positive show rotation of approximately $69 million, incremental revenue from the acquisitions of ON Services, FlyOver Canada, CATC Alaska Tourism Corporation (“CATC”), and Poken of $36.4 million, U.S. base same-show revenue growth of 5.5 percent at GES, and underlying growth at both GES and Pursuit, offset in part by an unfavorable foreign exchange impact of $14.0 million.

•

Net income attributable to Viad increased $22.2 million, primarily due to increased segment operating income at GES, impairment recoveries related to the Mount Royal Hotel fire, and a decrease in restructuring charges, offset in part by higher interest expense.

•	Total segment operating income(1) increased $25.0 million, primarily due to the increase in revenue.

Foreign Exchange Rate Variances

Viad conducts its foreign operations primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries.

The following tables summarize the effects of foreign exchange rate variances on revenue and segment operating results (or “FX Impact”) from Viad’s significant international operations for the three and six months ended June 30, 2017 and 2016, excluding the effect of acquisitions completed during 2017 and 2016:

Three months ended June 30, 2017 compared with the three months ended June 30, 2016

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2017	2016	(in thousands)	2017	2016	(in thousands)
GES:
Canada (CAD)	$0.74	$0.78	$(1,104)	$0.74	$0.78	$(184)
United Kingdom (GBP)	$1.28	$1.44	(6,590)	$1.28	$1.41	(463)
Europe (EUR)	$1.11	$1.13	(240)	$1.11	$1.13	(18)
			(7,934)			(665)
Pursuit
Canada (CAD)	$0.75	$0.78	(1,131)	$0.75	$0.78	(321)
			$(9,065)			$(986)

Six months ended June 30, 2017 compared with the six months ended June 30, 2016

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2017	2016	(in thousands)	2017	2016	(in thousands)
GES:
Canada (CAD)	$0.75	$0.76	$(882)	$0.74	$0.78	$(265)
United Kingdom (GBP)	$1.26	$1.43	(11,630)	$1.29	$1.54	(325)
Europe (EUR)	$1.09	$1.12	(482)	$1.09	$1.13	(52)
			(12,994)			(642)
Pursuit
Canada (CAD)	$0.75	$0.77	(985)	$0.74	$0.86	(456)
			$(13,979)			$(1,098)

Viad’s 2017 revenue and segment operating results were primarily impacted by the weakening of the British pound and Canadian dollar relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating results are translated into U.S. dollars.

Analysis of Revenue and Operating Results by Reportable Segment

GES

The following tables provide a comparison of GES’ reported revenue and segment operating results to organic revenue(3) and organic segment operating results(3) for the three and six months ended June 30, 2017 and 2016 in order to better understand the underlying performance of the segment without the effects of acquisitions or FX Impact.

	Three Months Ended				Three Months Ended
	June 30, 2017				June 30, 2016			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue:
GES:
U.S.	$242,031	$20,064	$—	$221,967	$220,078	$3,232	$216,846	10.0%	2.4%
International	85,283	517	(7,934)	92,700	72,682	—	72,682	17.3%	27.5%
Intersegment eliminations	(7,205)	—	—	(7,205)	(7,332)	—	(7,332)	1.7%	1.7%
Total GES	$320,109	$20,581	$(7,934)	$307,462	$285,428	$3,232	$282,196	12.2%	9.0%
Segment operating income (loss) (4):
GES:
U.S.	$21,196	$630	$—	$20,566	$22,502	$178	$22,324	(5.8)%	(7.9)%
International	9,339	(164)	(665)	10,168	4,876	—	4,876	91.5%	**
Total GES	$30,535	$466	$(665)	$30,734	$27,378	$178	$27,200	11.5%	13.0%

	Six Months Ended				Six Months Ended
	June 30, 2017				June 30, 2016			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue:
GES:
U.S.	$499,242	$37,481	$—	$461,761	$403,815	$5,045	$398,770	23.6%	15.8%
International	149,182	586	(12,994)	161,590	126,763	—	126,763	17.7%	27.5%
Intersegment eliminations	(10,444)	—	—	(10,444)	(9,014)	—	(9,014)	(15.9)%	(15.9)%
Total GES	$637,980	$38,067	$(12,994)	$612,907	$521,564	$5,045	$516,519	22.3%	18.7%
Segment operating income (loss)(4):
GES:
U.S.	$42,170	$167	$—	$42,003	$23,364	$85	$23,279	80.5%	80.4%
International	11,361	(194)	(642)	12,197	4,307	—	4,307	**	**
Total GES	$53,531	$(27)	$(642)	$54,200	$27,671	$85	$27,586	93.5%	96.5%

** Change is greater than +/- 100 percent

(1)	Acquisitions include ON Services (acquired August 2016) for GES U.S. and Poken (acquired March 2017) for GES International and GES U.S.
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

(4)

Refer to Note 19 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Three months ended June 30, 2017 compared with the three months ended June 30, 2016

GES U.S.

GES U.S. revenue increased $22.0 million or 10.0 percent, primarily due to incremental revenue of $16.8 million from the acquisitions of ON Services and Poken, U.S. base same-show revenue growth of 7.5 percent, and positive show rotation of approximately $4 million, offset in part by some non-recurring business in the comparable prior period. Base same-shows represented 31.0 percent of GES’ U.S. organic revenue*. Organic revenue* increased $5.1 million or 2.4 percent.

GES U.S. operating income decreased $1.3 million or 5.8 percent, primarily reflecting higher compensation expense during the three months ended June 30, 2017. Organic operating income* decreased $1.8 million or 7.9 percent.

GES International

GES International revenue increased $12.6 million or 17.3 percent, primarily due to positive show rotation of approximately $10 million and new business wins, offset in part by an unfavorable FX Impact of $7.9 million. Organic revenue* increased $20.0 million or 27.5 percent.

GES International operating income increased $4.5 million or 91.5 percent, primarily due to higher revenue and strong operating leverage. Organic operating income* increased $5.3 million.

Six months ended June 30, 2017 compared with the six months ended June 30, 2016

GES U.S.

GES U.S. revenue increased $95.4 million or 23.6 percent, primarily due to positive show rotation of approximately $56 million, incremental revenue of $32.4 million from the acquisitions of ON Services and Poken, and U.S. base same-show revenue growth of 5.5 percent. Base same-shows represented 34.8 percent of GES’ U.S. organic revenue*. Organic revenue* increased $63.0 million or 15.8 percent.

GES U.S. operating income increased $18.8 million or 80.5 percent, primarily due to higher revenue. Organic operating income* increased $18.7 million or 80.4 percent.

GES International

GES International revenue increased $22.4 million or 17.7 percent, primarily due to positive show rotation of approximately $13 million and new business wins, offset in part by an unfavorable FX Impact of $13.0 million. Organic revenue* increased $34.8 million or 27.5 percent.

GES International operating income increased $7.1 million, primarily due to higher revenue. Organic operating income* increased $7.9 million.

* Refer to footnote (3) in the above tables for more information about the non-GAAP financial measures of organic revenue and organic segment operating results.

2017 Outlook

Although GES has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.

For the 2017 full year, management expects GES’ revenue to increase 6 percent to 7 percent versus 2016. The August 2016 acquisition of ON Services and the March 2017 acquisition of Poken are expected to provide incremental revenue of $47 million to $50 million and incremental Adjusted Segment EBITDA of $10.5 million to $12.5 million. GES show rotation is expected to have a net negative impact on revenue of approximately $10 million compared to 2016. GES U.S. base same-show revenue is expected to increase at a mid-single digit rate. Management anticipates an unfavorable FX Impact on GES’ 2017 full year revenue and segment operating income of approximately $13 million and $0.5 million, respectively. The expected FX Impact reflects the assumption that the U.S. dollar to the British pound exchange rate will be $1.27 and the U.S. dollar to the Canadian dollar exchange rate will be $0.75 during the remainder of 2017. For more information about Adjusted Segment EBITDA and segment operating income, see the “Non-GAAP Measures” section of this MD&A.

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

Pursuit

The following tables provide a comparison of Pursuit’s reported revenue and segment operating results to organic revenue(2) and organic segment operating results(2) for the three and six months ended June 30, 2017 and 2016 in order to better understand the underlying performance of the segment without the effects of acquisitions or FX Impact.

	Three Months Ended				Three Months Ended
	June 30, 2017				June 30, 2016			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(2)	As Reported	Organic(2)
Revenue:
Pursuit:
Hospitality	$13,629	$—	$(127)	$13,756	$14,277	$—	$14,277	(4.5)%	(3.6)%
Attractions	26,305	2,366	(837)	24,776	18,120	—	18,120	45.2%	36.7%
Transportation	3,527	—	(144)	3,671	3,111	—	3,111	13.4%	18.0%
Travel Planning	1,227	—	(24)	1,251	5,414	—	5,414	(77.3)%	(76.9)%
Intra-Segment Eliminations & Other	(23)	—	1	(24)	(439)	—	(439)	94.8%	94.5%
Total Pursuit	$44,665	$2,366	$(1,131)	$43,430	$40,483	$—	$40,483	10.3%	7.3%

Segment operating income (3):
Total Pursuit	$9,938	$632	$(321)	$9,627	$7,058	$—	$7,058	40.8%	36.4%

	Six Months Ended				Six Months Ended
	June 30, 2017				June 30, 2016			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Pursuit:
Hospitality	$15,702	$4,154	$(92)	$11,640	$17,127	$4,290	$12,837	(8.3)%	(9.3)%
Attractions	29,851	8,210	(791)	22,432	18,173	4,594	13,579	64.3%	65.2%
Transportation	5,653	—	(81)	5,734	5,053	—	5,053	11.9%	13.5%
Travel Planning	1,460	322	(19)	1,157	5,953	448	5,505	(75.5)%	(79.0)%
Intra-Segment Eliminations & Other	(65)	—	(2)	(63)	(597)	—	(597)	89.1%	89.4%
Total Pursuit	$52,601	$12,686	$(985)	$40,900	$45,709	$9,332	$36,377	15.1%	12.4%

Segment operating income (loss)(3):
Total Pursuit	$(337)	$(1,518)	$(456)	$1,637	$485	$841	$(356)	**	**

** Change is greater than +/- 100 percent

(1)

Acquisitions for the three months ended June 30, 2017 include FlyOver Canada (acquired December 2016). Acquisitions for the six month periods include CATC (acquired March 2016) and FlyOver Canada (acquired December 2016).

(2)

Organic revenue and organic segment operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating results, see the “Non-GAAP Measures” section of this MD&A.

(3)

Refer to Note 19 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Three months ended June 30, 2017 compared with the three months ended June 30, 2016

Pursuit revenue increased $4.2 million or 10.3 percent, primarily due to strong growth from the Banff Gondola and Columbia Icefield Glacier Adventure attractions, and incremental revenue of $2.4 million from the acquisition of FlyOver Canada, offset in part by the fire-related closure of the Mount Royal Hotel of $1.5 million, the strategic downsizing of the package tours line of business, and an unfavorable FX Impact of $1.1 million. Organic revenue* increased $2.9 million or 7.3 percent.

Pursuit operating income increased $2.9 million or 40.8 percent, primarily due to higher revenue from high-margin attractions and a $1.0 million business interruption gain for the recovery of lost profits from the Mount Royal Hotel. Organic operating income* increased $2.6 million or 36.4 percent.

Six months ended June 30, 2017 compared with the six months ended June 30, 2016

Pursuit revenue increased $6.9 million or 15.1 percent, primarily driven by the re-opening of the Banff Gondola (which was closed for renovations from October 2015 through April 2016) and incremental revenue of $3.4 million from the acquisitions of FlyOver Canada and CATC, offset in part by the fire-related closure of the Mount Royal Hotel of $2.6 million. Organic revenue* increased $4.5 million or 12.4 percent.

Pursuit operating loss of $0.3 million during the six months ended June 30, 2017 was primarily due to the incremental seasonal operating loss from the CATC acquisition during the first quarter of 2017. This operating loss was offset in part by higher revenue and a $1.1 million business interruption gain for the recovery of lost profits from the Mount Royal Hotel. Organic operating income* increased $2.0 million.

* Refer to footnote (2) in the above tables for more information about the non-GAAP financial measures of organic revenue and organic segment operating results.

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

The following table provides Pursuit’s same-store key performance indicators for the three and six months ended June 30, 2017 and 2016. The same-store metrics below indicate the performance of all Pursuit’s properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. Management believes that this same-store constant currency basis provides better comparability between reporting periods.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Same-Store Key Performance Indicators (1)
Hospitality:
Room nights available	66,259	63,879	3.7%	75,275	73,781	2.0%
RevPAR	$115	$111	3.6%	$83	$74	12.2%
ADR	$183	$177	3.4%	$138	$135	2.2%
Occupancy	62.5%	63.0%	(0.5)%	59.9%	54.9%	5.0%
Attractions:
Passengers	531,432	469,181	13.3%	549,078	429,970	27.7%
Revenue per passenger	$45	$37	21.6%	$39	$30	30.0%
(1)

The Same-Store Key Performance Indicators for the three month comparison exclude the FlyOver Canada attraction (acquired in December 2016) as it was not owned by Viad for the entirety of both periods presented. The Same-Store Key Performance Indicators for the six month comparison exclude the CATC hospitality properties and attraction (acquired in March 2016) and the FlyOver Canada attraction (acquired in December 2016), as they were not owned by Viad for the entirety of both periods presented. Additionally, the Same-Store Key Performance Indicators exclude the Mount Royal Hotel hospitality property due to the fire-related closure (effective December 2016). The Banff Gondola attraction was closed for renovations from October 2015 through April 2016. Accordingly, 2016 includes only two months of operation whereas 2017 includes the full three and six months of operation.

Hospitality. Room nights available increased during the three and six months ended June 30, 2017 primarily due to changes in the opening dates for certain seasonal properties. RevPAR increased during the three months ended June 30, 2017 primarily due to an increase in ADR from strong park visitation in Canada for its 150th anniversary and management’s focus on yield management, offset in part by lower occupancy. RevPAR increased during the six months ended June 30, 2017 due to both an increase in occupancy and an increase in ADR from stronger park visitation in Canada and management’s focus on yield management.

Attractions. The increase in the number of passengers in 2017 was primarily due to the Banff Gondola being partially closed for renovations during most of 2016, strong park visitation in Canada, and revenue management initiatives. Excluding the Banff Gondola passengers, total attraction passengers would have decreased 8,464 in 2017 driven by later opening dates for certain seasonal attractions.

Revenue per passenger increased during 2017 primarily due to higher effective ticket prices and higher revenue from ancillary food and beverage and retail services primarily resulting from management’s recent renovations of the retail and food and beverage operations at the Banff Gondola and the food and beverage operations at the Columbia Icefield Glacier Discovery Center.

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

2017 Outlook

For the 2017 full year, management expects Pursuit’s revenue to increase 7 percent to 11 percent. The December 2016 acquisition of FlyOver Canada and the March 2016 acquisition of CATC, combined, are expected to provide incremental revenue of $10 million to $12 million and incremental Adjusted Segment EBITDA of $2 million to $3.5 million, which includes an incremental first quarter seasonal operating loss of approximately $2.3 million from CATC.

Additionally, management expects Pursuit’s revenue to be negatively impacted by approximately $13 million as the Company completes the previously announced downsizing of Brewster Travel Canada’s package tours line of business. The fire-related closure of the Mount Royal Hotel is expected to negatively impact revenue by approximately $5 million. Management anticipates an unfavorable FX Impact on Pursuit’s 2017 full year revenue and segment operating income of approximately $2 million and $1 million, respectively. Management expects these factors will be more than offset by organic growth across the rest of Pursuit’s lines of business.

In July 2017, Viad resolved its property and business interruption insurance claims related to the Mount Royal Hotel fire for a total of approximately $35 million, inclusive of the $9 million received as of June 30, 2017. All remaining insurance proceeds were received during the third quarter of 2017. Upon receipt, Viad recorded an additional impairment recovery of approximately $23.4 million representing settlement of the property insurance claim. The remaining amount of approximately $2.6 million represents business interruption recoveries (including both contra-expense and business interruption gains) that will be recognized in earnings over the periods to which they relate in amounts that correspond to the business interruption losses actually incurred. Management anticipates recognizing approximately $1.7 million of the business interruption recovery during the remainder of 2017 with approximately $0.9 million being deferred to the first half of 2018.

The Pursuit guidance ranges include approximately $1 million in revenue and approximately $3 million in adjusted segment EBITDA related to the Mount Royal Hotel, which reflects the 2017 portion of business interruption insurance recoveries (including both business interruption gains for lost profits and contra-expense for on-going operating costs) and the re-opening of the property’s retail tenants and dining outlets. The hotel itself is expected to remain closed until mid-2018. For more information about Adjusted Segment EBITDA and segment operating income, see the “Non-GAAP Measures” section of this MD&A.

Corporate Activities

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2017	2016	Percentage Change 2017 vs. 2016	2017	2016	Percentage Change 2017 vs. 2016
Corporate activities	$3,008	$2,707	11.1%	$5,618	$4,618	21.7%

The increase in corporate activities expense for the three months ended June 30, 2017 was primarily due to an increase in performance-based compensation expense, offset in part by higher acquisition transaction-related costs in 2016. The increase in corporate activities expense for the six months ended June 30, 2017 was primarily due to an increase in performance-based compensation expense.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2017	2016	Percentage Change 2017 vs. 2016	2017	2016	Percentage Change 2017 vs. 2016
Interest expense	$2,059	$1,336	54.1%	$4,164	$2,620	58.9%

The increase in interest expense for the three and six months ended June 30, 2017 was primarily due to higher debt balances in 2017 resulting from acquisitions completed during the second half of 2016.

Restructuring Charges

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2017	2016	Percentage Change 2017 vs. 2016	2017	2016	Percentage Change 2017 vs. 2016
Restructuring charges	$168	$975	(82.8)%	$562	$1,967	(71.4)%

Restructuring charges during the three months ended June 30, 2017 and 2016 were primarily related to the elimination of certain positions and facility consolidations in GES. Restructuring charges during the six months ended June 30, 2017 and 2016 were primarily related to the elimination of certain positions and facility consolidations in GES, as well as the elimination of certain positions at Viad’s corporate office.

Impairment Recoveries

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2017	2016	Percentage Change 2017 vs. 2016	2017	2016	Percentage Change 2017 vs. 2016
Impairment recoveries	$2,247	$—	**	$4,631	$—	**

** Change is greater than +/- 100 percent

On December 29, 2016, the Mount Royal Hotel was damaged by a fire and closed. The losses related to the fire are covered by Viad's property and business interruption insurance. During the three months ended June 30, 2017, the Company received $3.7 million in insurance proceeds as a partial settlement. The Company recorded $2.2 million as an impairment recovery related to construction-in-progress costs incurred to re-open the hotel, $1.0 million was recorded as a business interruption gain for the recovery of lost profits, and $0.5 million was recorded as contra-expense to offset non-capitalizable costs incurred by the Company. During the six months ended June 30, 2017, the Company received $9.0 million in insurance proceeds as a partial settlement. The Company allocated $2.2 million to the insurance receivable, $4.6 million was recorded as an impairment recovery related to construction-in-progress costs incurred to re-open the hotel, $1.1 million was recorded as a business interruption gain for the recovery of lost profits, and $1.1 million was recorded as contra-expense to offset non-capitalizable costs incurred by the Company.

Income Taxes

The effective tax rates for the three months ended June 30, 2017 and 2016 were 27.1 percent and 31.8 percent, respectively. The effective tax rates for the six months ended June 30, 2017 and 2016 were 27.1 percent and 31.0 percent, respectively. The decrease in the effective tax rates was primarily due to the release of a valuation allowance related to foreign net operating losses in the second quarter of 2017 and the adoption of new accounting guidance, effective in the first quarter of 2017, which requires the excess tax benefit on share-based compensation to be recorded to income tax expense rather than other comprehensive income.

Discontinued Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2017	2016	Percentage Change 2017 vs. 2016	2017	2016	Percentage Change 2017 vs. 2016
Income (loss) from discontinued operations	$509	$(364)	**	$(307)	$(550)	44.2%

** Change is greater than +/- 100 percent

During the three months ended June 30, 2017, Viad recorded a reduction in an uncertain tax position due to the lapse of a statute, offset in part by increases in reserves for certain matters related to previously sold operations. The loss from discontinued operations during the six months ended June 30, 2017 was primarily related to increases in reserves for certain matters related to previously sold operations, offset in part by a reduction in an uncertain tax position due to the lapse of a statute during the second quarter.

Liquidity and Capital Resources

Cash and cash equivalents were $44.0 million as of June 30, 2017, as compared to $20.9 million as of December 31, 2016. During the six months ended June 30, 2017, the Company generated net cash flow from operating activities of $59.2 million primarily from results of operations. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of June 30, 2017, the Company had approximately $36.9 million of its cash and cash equivalents held outside of the United States, consisting of $20.6 million in Canada, $7.8 million in the United Kingdom, $5.8 million in the Netherlands, $1.3 million in the United Arab Emirates, $1.3 million in Germany, and $0.1 million in certain other countries. There are certain earnings related to the Company’s Canadian and Netherlands operations that have historically been deemed permanently reinvested. As of June 30, 2017, the incremental tax associated with these earnings if the cash balances were repatriated to the United States would approximate $1.6 million.

Cash Flows

Operating Activities

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Net income	$34,387	$12,299
Depreciation and amortization	26,666	18,557
Deferred income taxes	412	(3,318)
Loss from discontinued operations	307	550
Other non-cash items	3,006	5,833
Changes in assets and liabilities	(5,579)	20,457
Net cash provided by operating activities	$59,199	$54,378

Net cash provided by operating activities increased $4.8 million, primarily from results of operations, offset in part by changes in working capital.

Investing Activities

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Capital expenditures	$(27,448)	$(20,597)
Proceeds from insurance	6,886	—
Cash paid for acquired businesses, net	(1,661)	(57,766)
Proceeds from dispositions of property and other assets	662	1,008
Net cash used in investing activities	$(21,561)	$(77,355)

Net cash used in investing activities decreased $55.8 million, primarily due to cash payments, net of cash acquired, of $57.8 million for the 2016 acquisitions of CATC and the business of Maligne Lake Tours Ltd., and the Mount Royal Hotel fire-related insurance proceeds received in 2017, offset in part by an increase in capital expenditures.

Financing Activities

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Proceeds from borrowings	$52,574	$55,000
Payments on debt and capital lease obligations	(63,065)	(52,054)
Dividends paid on common stock	(4,077)	(4,050)
Debt issuance costs	(5)	(352)
Common stock purchased for treasury	(1,204)	(651)
Other	—	39
Net cash used in financing activities	$(15,777)	$(2,068)

Net cash used in financing activities increased $13.7 million primarily due to net debt payments of $10.5 million during the six months ended June 30, 2017 compared to net debt proceeds of $2.9 million during the six months ended June 30, 2016.

Debt and Capital Lease Obligations

Refer to Note 11 – Debt and Capital Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion.

Share Repurchases

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. No open market repurchases were made during the six months ended June 30, 2017 or 2016. As of June 30, 2017, 440,540 shares remained available for repurchase. The authorization of the Board of Directors does not have an expiration date. In addition, during the six months ended June 30, 2017 and 2016, the Company repurchased 25,642 shares for $1.2 million and 23,625 shares for $0.7 million, respectively, related to tax withholding requirements on vested share-based awards.

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

•

“Organic revenue” and “organic segment operating income” are defined by Viad as revenue and segment operating income (as defined above), respectively, without the impact of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods. The impact of exchange rate variances is calculated as the difference between current period activity translated at the current period’s exchange rates and the comparable prior period’s exchange rates. Management believes that the presentation of “organic” results permits investors to better understand Viad’s performance without the effects of exchange rate variances or acquisitions and to facilitate period-to-

period comparisons and analysis of Viad’s operating performance. Refer to the “Results of Operations” section of this MD&A for reconciliations of organic revenue and organic segment operating income to the most directly comparable GAAP measures.

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

A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net income attributable to Viad	$27,947	$19,509	$34,724	$12,526
Depreciation and amortization	14,522	10,187	26,666	18,557
Interest expense	2,059	1,336	4,164	2,620
Income tax expense	10,178	9,226	12,919	5,774
Impairment recoveries	(2,247)	—	(4,631)	—
(Income) loss from discontinued operations	(509)	364	307	550
Other noncontrolling interest	(41)	(30)	42	(30)
Adjusted EBITDA	$51,909	$40,592	$74,191	$39,997

The increase in Adjusted EBITDA for the three months ended June 30, 2017 was primarily due to higher segment operating income at GES and Pursuit. The increase in Adjusted EBITDA for the six months ended June 30, 2017 was primarily due to higher segment operating income at GES. Refer to the “Results of Operations” section of this MD&A for a discussion of fluctuations.

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

Viad conducts its foreign operations primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s condensed consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its condensed consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation losses recorded in stockholders’ equity of $19.4 million and $29.1 million as of June 30, 2017 and December 31, 2016, respectively. During the three and six months ended June 30, 2017, unrealized foreign currency translation gains of $7.4 million and $9.7 million, respectively, were recorded in other comprehensive income. During the three and six months ended June 30, 2016 an unrealized foreign currency translation loss of $3.5 million and a gain of $4.6 million, respectively, were recorded in other comprehensive income.

For purposes of consolidation, revenue, expenses, gains, and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating results of its foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign revenue and segment operating results. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion on the “Foreign Exchange Rate Variances.”

Viad is exposed to foreign exchange transaction risk, as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of June 30, 2017, Viad did not have any foreign currency forward contracts outstanding.

Viad is exposed to short-term and long-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of June 30, 2017, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 18 – Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in Viad’s Annual Report on Form 10-K for the year ended December 31, 2016, or in our Form 10-Q for the quarter ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of Viad’s common stock that were repurchased during the three months ended June 30, 2017 by Viad pursuant to publicly announced plans or programs, as well as from employees, former employees, and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	—	$—	—	440,540
May 1, 2017 - May 31, 2017	—	$-	—	440,540
June 1, 2017 - June 30, 2017	—	$-	—	440,540
Total	—	$-	—	440,540

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. No shares were repurchased on the open market during the three and six months ended June 30, 2017. As of June 30, 2017, 440,540 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date
4.1	*	Joinder to Guaranty, dated as of July 14, 2017, by and among ON Services and JPMorgan Chase Bank, N.A., as agent, in favor of the agent and the lender parties thereto.
4.2	*

Joinder to Amended and Restated Subsidiary Pledge and Security Agreement, dated as of July 14, 2017, by and among ON Services and JPMorgan Chase Bank, N.A., as agent, in favor of the agent and the lender parties thereto.

10.1		Copy of 2017 Viad Corp Omnibus Incentive Plan	8-K		10.1	5/23/2017
31.1	*	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIAD CORP
(Registrant)

August 4, 2017	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer
(Chief Accounting Officer and Authorized Officer)