Form 10-Q
period 2017-09-30
VIAD CORP
filed 2017-11-06
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 27, 2017, there were 20,411,480 shares of Common Stock ($1.50 par value) outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2017	2016
Assets
Current assets
Cash and cash equivalents	$53,481	$20,900
Accounts receivable, net of allowances for doubtful accounts of $1,897 and $1,342, respectively	129,105	104,648
Inventories	39,753	31,420
Other current assets	23,973	18,449
Total current assets	246,312	175,417
Property and equipment, net	295,757	279,858
Other investments and assets	46,745	44,297
Deferred income taxes	34,391	42,549
Goodwill	263,919	254,022
Other intangible assets, net	65,672	73,673
Total Assets	$952,796	$869,816
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$88,510	$67,596
Customer deposits	53,093	42,723
Accrued compensation	28,094	29,913
Other current liabilities	52,318	30,390
Current portion of debt and capital lease obligations	124,574	174,968
Total current liabilities	346,589	345,590
Long-term debt and capital lease obligations	60,627	74,243
Pension and postretirement benefits	26,826	28,611
Other deferred items and liabilities	50,260	50,734
Total liabilities	484,302	499,178
Commitments and contingencies
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	573,660	573,841
Retained earnings	89,552	16,291
Unearned employee benefits and other	239	172
Accumulated other comprehensive income (loss):
Unrealized gain on investments	564	421
Cumulative foreign currency translation adjustments	(10,264)	(29,084)
Unrecognized net actuarial loss and prior service credit, net	(10,544)	(10,728)
Common stock in treasury, at cost, 4,519,023 and 4,613,520 shares, respectively	(226,145)	(230,960)
Total Viad Corp stockholders’ equity	454,464	357,355
Noncontrolling interest	14,030	13,283
Total stockholders’ equity	468,494	370,638
Total Liabilities and Stockholders’ Equity	$952,796	$869,816

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue:
Exhibition and event services	$198,868	$240,278	$750,111	$681,592
Exhibits and environments	33,251	44,785	119,988	123,871
Pursuit services	106,980	97,402	159,581	143,111
Total revenue	339,099	382,465	1,029,680	948,574
Costs and expenses:
Costs of services	254,963	278,764	813,456	743,032
Costs of products sold	37,070	44,784	117,072	118,891
Business interruption gain	(1,091)	—	(2,231)	—
Corporate activities	4,474	2,772	10,092	7,390
Interest income	(74)	(44)	(174)	(138)
Interest expense	2,117	1,489	6,281	4,109
Restructuring charges	255	1,697	817	3,664
Impairment charges (recoveries)	(24,467)	120	(29,098)	120
Total costs and expenses	273,247	329,582	916,215	877,068
Income from continuing operations before income taxes	65,852	52,883	113,465	71,506
Income tax expense	20,010	17,878	32,929	23,652
Income from continuing operations	45,842	35,005	80,536	47,854
Loss from discontinued operations	(101)	(221)	(408)	(771)
Net income	45,741	34,784	80,128	47,083
Net income attributable to noncontrolling interest	(1,084)	(992)	(747)	(765)
Net income attributable to Viad	$44,657	$33,792	$79,381	$46,318
Diluted income per common share:
Continuing operations attributable to Viad common stockholders	$2.19	$1.68	$3.91	$2.33
Discontinued operations attributable to Viad common stockholders	—	(0.01)	(0.02)	(0.04)
Net income attributable to Viad common stockholders	$2.19	$1.67	$3.89	$2.29
Weighted-average outstanding and potentially dilutive common shares	20,436	20,207	20,382	20,150
Basic income per common share:
Continuing operations attributable to Viad common stockholders	$2.19	$1.68	$3.91	$2.33
Discontinued operations attributable to Viad common stockholders	—	(0.01)	(0.02)	(0.04)
Net income attributable to Viad common stockholders	$2.19	$1.67	$3.89	$2.29
Weighted-average outstanding common shares	20,166	20,017	20,130	19,972
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30
Amounts attributable to Viad common stockholders
Income from continuing operations	$44,758	$34,013	$79,789	$47,089
Loss from discontinued operations	(101)	(221)	(408)	(771)
Net income	$44,657	$33,792	$79,381	$46,318

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net income	$45,741	$34,784	$80,128	$47,083
Other comprehensive income (loss):
Unrealized gains on investments, net of tax(1)	48	42	143	62
Unrealized foreign currency translation adjustments, net of tax(1)	9,115	(3,849)	18,820	723
Change in net actuarial gain, net of tax(1)	103	93	385	334
Change in prior service cost, net of tax(1)	(67)	(78)	(201)	(234)
Comprehensive income	54,940	30,992	99,275	47,968
Comprehensive income attributable to noncontrolling interest	(1,084)	(992)	(747)	(765)
Comprehensive income attributable to Viad	$53,856	$30,000	$98,528	$47,203

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net income	$80,128	$47,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,499	31,206
Deferred income taxes	318	(3,549)
Loss from discontinued operations	408	771
Restructuring charges	817	3,664
Impairment charges (recoveries)	(29,098)	120
Gains on dispositions of property and other assets	465	126
Share-based compensation expense	9,484	4,709
Excess tax benefit from share-based compensation arrangements	—	(60)
Other non-cash items, net	3,603	4,644
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(25,966)	(41,510)
Inventories	(6,839)	(12,903)
Accounts payable	18,998	38,522
Restructuring liabilities	(1,748)	(2,518)
Accrued compensation	(7,455)	(620)
Customer deposits	9,076	26,954
Income taxes payable	16,058	5,280
Other assets and liabilities, net	3,895	13,503
Net cash provided by operating activities	114,643	115,422
Cash flows from investing activities
Capital expenditures	(39,493)	(32,582)
Proceeds from insurance	31,570	—
Cash paid for acquired businesses, net	(1,661)	(145,735)
Proceeds from dispositions of property and other assets	734	774
Net cash used in investing activities	(8,850)	(177,543)
Cash flows from financing activities
Proceeds from borrowings	60,574	153,000
Payments on debt and capital lease obligations	(128,808)	(86,989)
Dividends paid on common stock	(6,119)	(6,079)
Debt issuance costs	(5)	(340)
Common stock purchased for treasury	(1,272)	(679)
Excess tax benefit from share-based compensation arrangements	—	60
Net cash provided by (used in) financing activities	(75,630)	58,973
Effect of exchange rate changes on cash and cash equivalents	2,418	(702)
Net change in cash and cash equivalents	32,581	(3,850)
Cash and cash equivalents, beginning of year	20,900	56,531
Cash and cash equivalents, end of period	$53,481	$52,681

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

On December 29, 2016, the Mount Royal Hotel was damaged by a fire and closed. During the fourth quarter of 2016, the Company recorded an asset impairment loss of $2.2 million and an offsetting impairment recovery (and related insurance receivable) as the losses related to the fire were covered by Viad’s property and business interruption insurance. During July 2017, Viad resolved its property and business interruption insurance claims for a total of $36.3 million, of which $9.0 million was received during the first six months of 2017 with the remainder received during the third quarter. The Company allocated $2.2 million to an insurance receivable, $29.3 million was recorded as an impairment recovery (partially offset by impairment charges of $0.2 million) related to construction costs to re-open the hotel, $2.2 million was recorded as a business interruption gain for the recovery of lost profits, $1.1 million was recorded as contra-expense to offset non-capitalizable costs incurred by the Company, and the remaining $1.5 million was recorded as deferred revenue, which will be recognized over the periods when the business interruption losses are actually incurred.

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

January 1, 2018

The Company is currently evaluating the impact of the adoption of this new guidance on its financial position or results of operations including analyzing its current portfolio of customer contracts. The Company has assigned internal resources in addition to the engagement of a third-party service provider to assist in the evaluation of the impact on its accounting policies, processes, and system requirements. Based on the Company’s preliminary assessment, the adoption of this standard will not have a material impact on Viad’s consolidated financial statements. Although significant additional disclosures will be required, the Company expects the immaterial impact to primarily relate to the deferral of certain commissions which were previously expensed as incurred but will generally be capitalized and amortized over the period of contract performance, and the deferral of certain costs incurred in connection with trade shows which were previously expensed as incurred but will generally be capitalized and expensed upon the completion of the show. The Company will adopt the standard on January 1, 2018 and will be using the modified retrospective transition method. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The Company is continuing its assessment, which may identify other impacts.

ASU 2016-02, Leases (Topic 842)

The amendment requires lessees to recognize on their balance sheet a right-of-use asset and a lease liability for leases with lease terms greater than one year. The amendment requires additional disclosures about leasing arrangements, and requires a modified retrospective approach to adoption. Early adoption is permitted.

January 1, 2019

The Company is currently evaluating the potential impact of the adoption of this new guidance on its financial position or results of operations including analyzing its existing operating leases. Based on the Company’s current assessment, the adoption of this standard will have a material impact on Viad’s consolidated balance sheets, but the income statement is not expected to be materially impacted. The Company expects the most significant impact will relate to facility and equipment leases and embedded lease arrangements which are currently recorded as operating leases. The Company is continuing its assessment, which may identify other impacts. The Company will adopt the standard on January 1, 2019.

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

Standards Recently Adopted
ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory

The amendment applies to inventory measures using first-in, first-out or average cost and requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business, minus the cost of completion, disposal and transportation. Replacement cost and net realizable value less a normal profit margin will no longer be considered.

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

January 1, 2017

The adoption of this new guidance resulted in a decrease of 6% to the effective tax rate during the first quarter of 2017 as compared to 2016, and resulted in a decrease of 1% to the effective tax rate during the nine months ended September 30, 2017 as compared to 2016.

Note 2. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Performance unit incentive plan (“PUP”)	$3,941	$1,601	$7,184	$2,952
Restricted stock	672	523	2,069	1,597
Restricted stock units	124	86	231	160
Share-based compensation before income tax benefit	4,737	2,210	9,484	4,709
Income tax benefit	(1,752)	(812)	(3,524)	(1,750)
Share-based compensation, net of income tax benefit	$2,985	$1,398	$5,960	$2,959

Viad did not record any share-based compensation expense through restructuring expense during the three months ended September 30, 2017 or 2016, and recorded zero and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table summarizes the activity of the outstanding share-based compensation awards:

	PUP Awards		Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2016	255,505	$26.11	267,051	$25.96	15,982	$25.58
Granted	73,557	$47.44	64,648	$46.64	2,950	$47.45
Vested	(76,082)	$23.66	(79,104)	$24.01	(6,182)	$25.05
Forfeited	(5,911)	$30.64	(9,807)	$33.84	—	$—
Balance at September 30, 2017	247,069	$33.10	242,788	$31.79	12,750	$30.90

Viad Corp Omnibus Incentive Plan

The 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”) was approved by Viad stockholders and was effective May 18, 2017. The 2017 Plan replaced the Company’s 2007 Viad Corp Omnibus Stock Plan (the “2007 Plan”). No further awards may be made under the 2007 Plan, although awards previously granted under the 2007 Plan will remain outstanding in accordance with their respective terms. The 2017 Plan has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options, (b) restricted stock and restricted stock units, (c) performance units or performance shares, (d) stock appreciation rights, (e) cash-based awards, and (f) certain other stock-based awards. In June 2017, Viad registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of September 30, 2017, there were 1,746,927 shares available for future grant under the 2017 Plan.

PUP Awards

In February 2016, the PUP Plan was amended to provide that PUP awards earned under the 2007 Plan may be payable in the form of cash or in shares of Viad common stock (or a combination of both). Previously, payouts could only be made in cash. The vesting of shares is based upon achievement of certain performance-based criteria. The performance period of the shares is three years.

During the nine months ended September 30, 2017, Viad granted $3.5 million of PUP awards of which $1.4 million are payable in shares. As of September 30, 2017 and December 31, 2016, Viad had recorded liabilities of $10.3 million and $7.6 million, respectively, related to PUP awards. In March 2017, the PUP awards granted in 2014 vested and cash payouts of $3.7 million were distributed. In March 2016, the PUP awards granted in 2013 vested and cash payouts of $0.2 million were distributed.

Restricted Stock

As of September 30, 2017, the unamortized cost of all outstanding restricted stock awards was $3.1 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.2 years. During the nine months ended September 30, 2017 and 2016, the Company repurchased 26,916 shares for $1.3 million and 24,432 shares for $0.7 million, respectively, related to tax withholding requirements on vested share-based awards.

Restricted Stock Units

As of both September 30, 2017 and December 31, 2016, Viad had aggregate liabilities recorded of $0.4 million related to restricted stock units. In February 2017, portions of the 2012 and 2014 restricted stock units vested and cash payouts of $0.3 million were distributed. In February 2016, portions of the 2011, 2012, and 2013 restricted stock units vested and cash payouts of $0.2 million were distributed.

Stock Options

During the three and nine months ended September 30, 2017, there was no stock option activity. As of both September 30, 2017 and December 31, 2016, there were 63,773 stock options outstanding and exercisable with a weighted-average exercise price of $16.62. As of September 30, 2017, there were no unrecognized costs related to non-vested stock option awards.

Note 3. Acquisition of Businesses

FlyOver Canada

On December 29, 2016, the Company acquired the assets and operations of FlyOver Canada, a recreational attraction that provides a virtual flight ride experience with a combination of motion seating, spectacular media, and visual effects including wind, scents, and mist. The purchase price was $68.8 million Canadian dollars (approximately $50.9 million U.S. dollars) in cash, subject to certain adjustments.

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

Identified intangible assets acquired in the FlyOver Canada acquisition totaled $6.0 million and consisted of trade names of $3.7 million, customer relationships of $1.6 million, and non-compete agreements of $0.7 million. The weighted-average amortization period related to the intangible assets is 9.4 years.

The results of operations of FlyOver Canada have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During the three and nine months ended September 30, 2017, revenue related to FlyOver Canada was $4.2 million and $8.0 million, respectively, and operating income was $2.2 million and $2.5 million, respectively.

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

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the 2016 acquisitions of CATC Alaska Tourism Corporation (“CATC”) (acquired March 2016), the business of ON Event Services, LLC (“ON Services”) (acquired August 2016), and FlyOver Canada (acquired December 2016) had been completed on January 1, 2016:

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	September 30, 2016	September 30, 2016
Revenue	$389,877	$991,818
Depreciation and amortization	$14,427	$39,565
Income from continuing operations	$35,047	$47,734
Net income attributable to Viad	$33,834	$46,198
Diluted income per share	$1.67	$2.28
Basic income per share	$1.67	$2.28

Note 4. Inventories

The components of inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2017	2016
Raw materials	$18,455	$16,846
Work in process	21,298	14,574
Inventories	$39,753	$31,420

Note 5. Other Current Assets

Other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2017	2016
Prepaid vendor payments	$6,407	$3,633
Income tax receivable	4,282	3,614
Prepaid software maintenance	3,435	2,804
Prepaid insurance	3,030	2,479
Prepaid taxes	1,038	850
Prepaid rent	769	327
Prepaid other	3,273	731
Other	1,739	4,011
Other current assets	$23,973	$18,449

Note 6. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2017	2016
Land and land interests	$32,599	$31,670
Buildings and leasehold improvements	214,844	185,987
Equipment and other	347,461	326,868
Gross property and equipment	594,904	544,525
Accumulated depreciation	(299,147)	(264,667)
Property and equipment, net	$295,757	$279,858

Depreciation expense was $12.5 million and $10.0 million for the three months ended September 30, 2017 and 2016, respectively, and $32.9 million and $25.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Non-cash increases to property and equipment related to assets acquired under capital leases were $1.1 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively. Non-cash increases to property and equipment purchases in accounts payable and accrued liabilities were $0.8 million and $5.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 7. Other Investments and Assets

Other investments and assets consisted of the following:

	September 30,	December 31,
(in thousands)	2017	2016
Cash surrender value of life insurance	$23,167	$23,197
Self-insured liability receivable	10,463	10,463
Workers’ compensation insurance security deposits	3,550	4,050
Other mutual funds	2,560	2,062
Other	7,005	4,525
Other investments and assets	$46,745	$44,297

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(in thousands)	GES U.S.	GES International	Pursuit	Total
Balance at December 31, 2016	$148,277	$34,460	$71,285	$254,022
Business acquisitions	—	1,060	—	1,060
Foreign currency translation adjustments	—	3,084	5,753	8,837
Balance at September 30, 2017	$148,277	$38,604	$77,038	$263,919

Other intangible assets consisted of the following:

	September 30, 2017			December 31, 2016
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$68,739	$(21,505)	$47,234	$67,762	$(14,345)	$53,417
Operating contracts and licenses	10,038	(1,083)	8,955	9,315	(652)	8,663
Tradenames	8,665	(2,613)	6,052	8,324	(1,440)	6,884
Non-compete agreements	5,358	(2,682)	2,676	5,190	(1,369)	3,821
Other	896	(601)	295	886	(458)	428
Total amortized intangible assets	93,696	(28,484)	65,212	91,477	(18,264)	73,213
Unamortized intangible assets:
Business licenses	460	—	460	460	—	460
Other intangible assets	$94,156	$(28,484)	$65,672	$91,937	$(18,264)	$73,673

Intangible asset amortization expense was $3.3 million and $2.7 million for the three months ended September 30, 2017 and 2016, respectively, and $9.6 million and $6.1 million for the nine months ended September 30, 2017 and 2016, respectively. The weighted-average amortization period of customer contracts and relationships is approximately 8.8 years, operating contracts and licenses is approximately 26.5 years, tradenames is approximately 7.2 years, non-compete agreements is approximately 2.5 years, and other amortizable intangible assets is approximately 2.6 years. The estimated future amortization expense related to amortized intangible assets held at September 30, 2017 is as follows:

(in thousands)
Year ending December 31,
Remainder of 2017	$2,812
2018	11,014
2019	9,946
2020	8,446
2021	7,450
Thereafter	25,544
Total	$65,212

Note 9. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2017	2016
Continuing operations:
Accrued income tax payable	$16,673	$758
Accrued employee benefit costs	5,935	2,624
Self-insured liability accrual	5,690	5,941
Commissions payable	3,777	639
Accrued sales and use taxes	2,623	4,279
Accrued dividends	2,116	2,119
Current portion of pension liability	1,793	1,963
Deferred rent	1,656	1,535
Accrued rebates	1,061	1,078
Accrued professional fees	924	794
Accrued restructuring	750	1,924
Other taxes	3,315	4,210
Other	4,909	1,774
Total continuing operations	51,222	29,638
Discontinued operations:
Environmental remediation liabilities	661	492
Self-insured liability accrual	332	162
Other	103	98
Total discontinued operations	1,096	752
Total other current liabilities	$52,318	$30,390

Note 10. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2017	2016
Continuing operations:
Self-insured liability	$14,644	$12,981
Self-insured excess liability	10,463	10,463
Accrued compensation	9,402	8,514
Deferred rent	4,076	5,271
Foreign deferred tax liability	2,264	2,264
Accrued restructuring	1,903	1,858
Other	2,655	1,300
Total continuing operations	45,407	42,651
Discontinued operations:
Self-insured liability	3,011	3,748
Environmental remediation liabilities	1,716	3,091
Accrued income taxes	—	1,045
Other	126	199
Total discontinued operations	4,853	8,083
Total other deferred items and liabilities	$50,260	$50,734

Note 11. Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations consisted of the following:

	September 30,	December 31,
(in thousands, except interest rates)	2017	2016
Revolving credit facility and term loan 3.3% and 2.6% weighted-average interest rate at September 30, 2017 and December 31, 2016, respectively, due through 2019 (1)	$184,688	$212,750
Brewster Inc. revolving credit facility 2.7% weighted-average interest rate at December 31, 2016 (1)	—	36,456
Less unamortized debt issuance costs	(1,071)	(1,464)
Total debt	183,617	247,742
Capital lease obligations 4.2% and 4.9% weighted-average interest rate at September 30, 2017 and December 31, 2016, respectively, due through 2021	1,584	1,469
Total debt and capital lease obligations	185,201	249,211
Current portion (2)	(124,574)	(174,968)
Long-term debt and capital lease obligations	$60,627	$74,243
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

Effective February 24, 2016, Viad executed an amendment (the “Credit Agreement Amendment”) to the Credit Agreement. The Credit Agreement Amendment modified the terms of the financial covenants and the negative covenants related to acquisitions, restricted payments, and indebtedness. The overall maximum leverage ratio and minimum fixed charge coverage ratio are 3.50 to 1.00 and 1.75 to 1.00, respectively, and will remain at those levels for the entire remaining term of the Credit Agreement. Acquisitions in substantially the same or related lines of business are permitted under the Credit Agreement Amendment, as long as the pro forma leverage ratio is less than or equal to 3.00 to 1.00. Viad can make dividends, distributions, and repurchases of its common stock up to $20 million per calendar year. Stock dividends, distributions, and repurchases above the $20 million limit are not subject to a liquidity covenant, and are permitted as long as the Company’s pro forma leverage ratio is less than or equal to 2.50 to 1.00 and there is no default or unmatured default, as defined in the Credit Agreement. Unsecured debt is allowed as long as the Company’s pro forma leverage ratio is less than or equal to 3.00 to 1.00. Significant other covenants under the Credit Agreement that remain unchanged by the Credit Agreement Amendment include limitations on investments, sales/leases of assets, consolidations or mergers, and liens on property. As of September 30, 2017, the fixed charge coverage ratio was 3.18 to 1.00, the leverage ratio was 1.26 to 1.00, and Viad was in compliance with all covenants under the Credit Agreement.

Effective December 28, 2016, Brewster Inc., part of Pursuit, entered into a credit agreement (the “Brewster Credit Agreement”) with a $38 million revolving credit facility (the “Brewster Revolving Credit Facility”). The Brewster Credit Agreement was used in connection with the Company’s acquisition of FlyOver Canada and has a maturity date of December 28, 2017. The Company intends to amend and extend the Brewster Revolving Credit Facility for one year. Additional loan proceeds will be used for potential future acquisitions in Canada and other general corporate purposes of Brewster Inc. Brewster Inc.’s lender has a first perfected security interest in all of the personal property of Brewster Inc. under the Brewster Revolving Credit Facility and a guaranty from Brewster Travel Canada Inc., the immediate parent of Brewster Inc., (secured by its present and future personal property), Viad, and all current or future subsidiaries of Viad that are required to be guarantors under Viad’s Credit Agreement.

As of September 30, 2017, Viad’s total debt and capital lease obligations were $185.2 million, consisting of outstanding borrowings under the Term Loan of $79.7 million, the Revolving Credit Facility of $105.0 million, and capital lease obligations of $1.6 million, offset in part by unamortized debt issuance costs of $1.1 million. As of September 30, 2017, Viad had $68.7 million of capacity remaining under the Revolving Credit Facility, reflecting borrowings of $105.0 million and $1.3 million in outstanding letters of credit. As of September 30, 2017, Brewster Inc. had $38.0 million of capacity remaining under the Brewster Revolving Credit Facility.

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

As of September 30, 2017, Viad, on behalf of its subsidiaries, had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2017 would be $7.5 million. These guarantees relate to facilities leased by the Company through September 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

The estimated fair value of total debt was $179.8 million and $252.8 million as of September 30, 2017 and December 31, 2016, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Cash paid for interest on debt was $5.5 million and $3.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$119	$119	$—	$—
Other mutual funds(2)	2,560	2,560	—	—
Total assets at fair value on a recurring basis	$2,679	$2,679	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$118	$118	$—	$—
Other mutual funds(2)	2,062	2,062	—	—
Total assets at fair value on a recurring basis	$2,180	$2,180	$—	$—
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

(2)

Other mutual funds are included in “Other investments and assets” in the condensed consolidated balance sheets. These investments are classified as available-for-sale and were recorded at fair value. As of September 30, 2017 and December 31, 2016, there were unrealized gains of $0.9 million ($0.6 million after-tax) and $0.7 million ($0.4 million after tax), respectively, which were included in “Accumulated other comprehensive income (loss)” (“AOCI”) in the condensed consolidated balance sheets.

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 11 – Debt and Capital Lease Obligations, for the estimated fair value of debt obligations.

Note 13. Stockholders’ Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the nine months ended September 30, 2017 and 2016:

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	$357,355	$13,283	$370,638
Net income	79,381	747	80,128
Dividends on common stock ($0.30 per share)	(6,119)	—	(6,119)
Common stock purchased for treasury	(1,272)	—	(1,272)
Employee benefit plans	5,916	—	5,916
Unrealized foreign currency translation adjustment	18,820	—	18,820
Other changes to AOCI	327		327
Other	56	—	56
Balance at September 30, 2017	$454,464	$14,030	$468,494

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2015	$322,581	$12,757	$335,338
Net income	46,318	765	47,083
Dividends on common stock ($0.30 per share)	(6,079)	—	(6,079)
Common stock purchased for treasury	(679)	—	(679)
Employee benefit plans	4,693	—	4,693
Unrealized foreign currency translation adjustment	723	—	723
Tax benefits from share-based compensation	60	—	60
Other changes to AOCI	162	—	162
Other	28	—	28
Balance at September 30, 2016	$367,807	$13,522	$381,329

Changes in AOCI by component are as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$421	$(29,084)	$(10,728)	$(39,391)
Other comprehensive income before reclassifications	188	18,820	—	19,008
Amounts reclassified from AOCI, net of tax	(45)	—	184	139
Net other comprehensive income	143	18,820	184	19,147
Balance at September 30, 2017	$564	$(10,264)	$(10,544)	$(20,244)

The following table presents information about reclassification adjustments out of AOCI:

	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
(in thousands)	2017	2016
Unrealized gains on investments	$(72)	$(67)	Interest income
Tax effect	27	25	Income taxes
	$(45)	$(42)

Recognized net actuarial loss(1)	$596	$538
Amortization of prior service credit(1)	(323)	(377)
Tax effect	(89)	(61)	Income taxes
	$184	$100

(1)	Amount included in pension expense. Refer to Note 16 – Pension and Postretirement Benefits.

Note 14. Income Per Share

The components of basic and diluted income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income attributable to Viad (diluted)	$44,657	$33,792	$79,381	$46,318
Less: Allocation to non-vested shares	(539)	(454)	(993)	(629)
Net income allocated to Viad common stockholders (basic)	$44,118	$33,338	$78,388	$45,689
Basic weighted-average outstanding common shares	20,166	20,017	20,130	19,972
Additional dilutive shares related to share-based compensation	270	190	252	178
Diluted weighted-average outstanding shares	20,436	20,207	20,382	20,150
Income per share:
Basic income attributable to Viad common stockholders	$2.19	$1.67	$3.89	$2.29
Diluted income attributable to Viad common stockholders	$2.19	$1.67	$3.89	$2.29

During the nine months ended September 30, 2017, 11,000 shares of share-based awards were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.

Note 15. Income Taxes

The effective tax rates for the three months ended September 30, 2017 and 2016 were 30.4 percent and 33.8 percent, respectively. The effective tax rates for the nine months ended September 30, 2017 and 2016 were 29.0 percent and 33.1 percent, respectively.

The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. The effective tax rate for the nine months ended September 30, 2017 was less than the federal statutory rate of 35.0 percent primarily due to foreign income taxed at lower rates, the release of the valuation allowance against certain foreign net operating losses, and the adoption of new accounting guidance, which requires the excess tax benefit on share-based compensation to be recorded to income tax expense rather than equity. The effective tax rate for the nine months ended September 30, 2016 was less than the federal statutory rate primarily due to foreign income taxed at lower rates.

During the nine months ended September 30, 2017 and 2016, cash paid for income taxes was $10.9 million and $8.4 million, respectively.

Note 16. Pension and Postretirement Benefits

The components of net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended September 30, 2017 and 2016 included the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2017	2016	2017	2016	2017	2016
Service cost	$8	$54	$22	$5	$138	$123
Interest cost	197	257	92	126	120	124
Expected return on plan assets	(55)	(62)	—	—	(156)	(142)
Amortization of prior service credit	—	—	(107)	(125)	—	—
Recognized net actuarial loss	106	105	3	46	48	1
Net periodic benefit cost	$256	$354	$10	$52	$150	$106

The components of net periodic benefit cost of Viad’s pension and postretirement benefit plans for the nine months ended September 30, 2017 and 2016 included the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2017	2016	2017	2016	2017	2016
Service cost	$56	$74	$69	$74	$396	$368
Interest cost	604	774	311	429	348	368
Expected return on plan assets	(162)	(192)	—	—	(450)	(421)
Amortization of prior service credit	—	—	(323)	(377)	—	—
Recognized net actuarial loss	336	318	123	221	137	2
Net periodic benefit cost	$834	$974	$180	$347	$431	$317

Viad expects to contribute $1.6 million to its funded pension plans, $0.9 million to its unfunded pension plans, and $1.1 million to its postretirement benefit plans in 2017. During the nine months ended September 30, 2017, Viad contributed $1.4 million to its funded pension plans, $0.5 million to its unfunded pension plans, and $1.1 million to its postretirement benefit plans.

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

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2016	$2,274	$1,092	$416	$3,782
Restructuring charges	442	237	138	817
Cash payments	(1,048)	(449)	(451)	(1,948)
Adjustment to liability	—	—	2	2
Balance at September 30, 2017	$1,668	$880	$105	$2,653

As of September 30, 2017, the liabilities related to severance and employee benefits are expected to be paid by the end of 2018. Additionally, the liability related to future lease payments will be paid over the remaining lease terms for GES. Refer to Note 19 – Segment Information, for information regarding restructuring charges by segment.

Note 18. Litigation, Claims, Contingencies, and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against Viad. Although the amount of liability as of September 30, 2017 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position, or results of operations.

Viad is subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company fails to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. As of September 30, 2017, Viad had recorded environmental remediation liabilities of $2.4 million related to previously sold operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations.

As of September 30, 2017, Viad, on behalf of its subsidiaries, had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2017 would be $7.5 million. These guarantees relate to facilities leased by the Company through September 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

A significant portion of Viad’s employees are unionized and the Company is a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If the Company was unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact the Company’s businesses and results of operations. Viad believes that relations with its employees are satisfactory and that collective-bargaining agreements expiring in 2017 will be renegotiated in the ordinary course of business without having a material adverse effect on Viad’s operations. The Company entered into showsite and warehouse agreements with the Chicago Teamsters Local 727, effective January 1, 2014, and those agreements contain provisions that allow the parties to re-open negotiation of the agreements on pension-related issues. The Company is in informal discussions regarding those issues with all relevant parties to resolve those issues in a manner that will be reasonable and equitable to employees, customers, and stockholders. Although the Company’s labor relations are currently stable, disruptions pending the outcome of the Chicago Teamsters Local 727 negotiations could occur, as they could with any collective-bargaining agreement negotiation, with the possibility of an adverse impact on the operating results of GES.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of September 30, 2017, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Viad is self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $20.2 million as of September 30, 2017 which includes $14.3 million related to workers’ compensation liabilities and $5.9 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses of $3.3 million as of September 30, 2017, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $1.3 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and $3.8 million and $3.9 million for the nine months ended September 30, 2017 and 2016, respectively.

In addition, as of September 30, 2017, Viad recorded insurance liabilities of $10.5 million related to continuing operations, which represents the amount for which Viad remains the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.9 million related to workers’ compensation liabilities and $3.6 million related to general/auto liability claims which are recorded in other deferred items and liabilities in Viad’s condensed consolidated balance sheets with a corresponding receivable in other investments.

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

Viad’s reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Revenue:
GES:
U.S.	$184,761	$232,484	$684,003	$636,299
International	54,040	60,926	203,222	187,689
Intersegment eliminations	(6,682)	(6,425)	(17,126)	(15,439)
Total GES	232,119	286,985	870,099	808,549
Pursuit	106,980	97,402	159,581	143,111
Corporate eliminations (1)	—	(1,922)	—	(3,086)
Total revenue	$339,099	$382,465	$1,029,680	$948,574
Segment operating income (loss):
GES:
U.S.	$(2,851)	$14,543	$39,319	$37,907
International	(2,870)	644	8,491	4,951
Total GES	(5,721)	15,187	47,810	42,858
Pursuit	53,860	44,248	53,523	44,733
Segment operating income	48,139	59,435	101,333	87,591
Corporate eliminations (1)	18	(518)	50	(940)
Corporate activities	(4,474)	(2,772)	(10,092)	(7,390)
Operating income	43,683	56,145	91,291	79,261
Interest income	74	44	174	138
Interest expense	(2,117)	(1,489)	(6,281)	(4,109)
Restructuring charges:
GES U.S.	435	(1,498)	364	(1,791)
GES International	(689)	(203)	(1,043)	(1,374)
Pursuit	—	—	—	(93)
Corporate	(1)	4	(138)	(406)
Impairment recoveries (charges):
Pursuit	24,467	(120)	29,098	(120)
Income from continuing operations before income taxes	$65,852	$52,883	$113,465	$71,506

(1)

Corporate eliminations recorded during the three and nine months ended September 30, 2017 represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola. The corporate eliminations recorded during the three and nine months ended September 30, 2016 represent the elimination of intercompany revenue and profit realized by GES for work completed on renovations to Pursuit’s Banff Gondola.

Note 20. Discontinued Operations

Discontinued operations in 2017 includes reserves to resolve certain environmental matters and legal fees related to previously sold operations. During 2016, Viad recorded liability reserve adjustments and legal fees related to previously sold operations.

Note 21.  Subsequent Event

On November 3, 2017, the Company acquired the controlling interest (54.5% of the common stock) in Esja Attractions ehf. (“Esja”), for a purchase price of €8.2 million (approximately $9.5 million) in cash. Esja, a private corporation in Reykjavik, Iceland, is developing and will operate the new FlyOver Iceland attraction. The FlyOver Iceland attraction is expected to open in 2019.

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

o

Registration and data analytics. GES U.S. and GES International provide both a software-as-a-service model and fully managed options for registration and ticketing, lead management, and reporting and analytics. Their multi-lingual and multi-currency technology enables a common platform for global event organizers.

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

Seasonality

Pursuit experiences peak activity during the summer months. During 2016, 90 percent of Pursuit’s revenue was earned in the second and third quarters.

Results of Operations

Financial Highlights

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except per share data)	2017	2016	Percentage Change	2017	2016	Percentage Change
Revenue	$339,099	$382,465	(11.3)%	$1,029,680	$948,574	8.6%
Net income attributable to Viad	$44,657	$33,792	32.2%	$79,381	$46,318	71.4%
Segment operating income (1)	$48,139	$59,435	(19.0)%	$101,333	$87,591	15.7%
Diluted income per common share from continuing operations attributable to Viad common stockholders	$2.19	$1.68	30.4%	$3.91	$2.33	67.8%

Three months ended September 30, 2017 compared with the three months ended September 30, 2016

•

Total revenue decreased $43.4 million or 11.3 percent, primarily due to negative show rotation of approximately $75 million at GES. This decrease was offset in part by underlying growth at both GES and Pursuit, incremental revenue from the acquisitions of the business of ON Event Services, LLC (“ON Services”), FlyOver Canada, and the Poken event engagement technology (“Poken”) of $13.1 million, and a favorable foreign exchange impact of $3.4 million. Management defines base same-show revenue as revenue derived from shows that the Company produced out of the same city during the same quarter in each year.

•

Net income attributable to Viad increased $10.9 million, primarily due to impairment recoveries related to the Mount Royal Hotel fire and higher segment operating income from Pursuit, offset in part by decreased segment operating income at GES primarily due to negative show rotation.

•	Total segment operating income(1) decreased $11.3 million primarily due to the decrease in revenue.

Nine months ended September 30, 2017 compared with the nine months ended September 30, 2016

•

Total revenue increased $81.1 million or 8.6 percent, primarily due to incremental revenue from the acquisitions of ON Services, FlyOver Canada, and Poken of $49.8 million and underlying growth at both GES and Pursuit. This increase was offset in part by an unfavorable foreign exchange impact of $10.6 million and negative show rotation of approximately $6 million.

•

Net income attributable to Viad increased $33.1 million, primarily due to impairment recoveries related to the Mount Royal Hotel fire, increased segment operating income at Pursuit and GES, and a decrease in restructuring charges, offset in part by higher corporate activities expense due to an increase in performance-based compensation driven by the Company’s stock price appreciation, and higher interest expense.

•	Total segment operating income(1) increased $13.7 million, primarily due to the increase in revenue.

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

The following tables summarize the effects of foreign exchange rate variances on revenue and segment operating results (or “FX Impact”) from Viad’s significant international operations for the three and nine months ended September 30, 2017 and 2016, excluding the effect of acquisitions completed during 2017 and 2016:

Three months ended September 30, 2017 compared with the three months ended September 30, 2016

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2017	2016	(in thousands)	2017	2016	(in thousands)
GES:
Canada (CAD)	$0.80	$0.77	$680	$0.80	$0.77	$44
United Kingdom (GBP)	$1.32	$1.31	235	$1.31	$1.32	115
Europe (EUR)	$1.19	$1.12	382	$1.18	$1.14	13
			1,297			172
Pursuit
Canada (CAD)	$0.80	$0.77	2,119	$0.80	$0.77	1,218
			$3,416			$1,390

Nine months ended September 30, 2017 compared with the nine months ended September 30, 2016

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2017	2016	(in thousands)	2017	2016	(in thousands)
GES:
Canada (CAD)	$0.76	$0.76	$(202)	$0.76	$0.78	$(221)
United Kingdom (GBP)	$1.28	$1.38	(11,395)	$1.28	$1.25	(210)
Europe (EUR)	$1.11	$1.12	(100)	$1.12	$1.13	(39)
			(11,697)			(470)
Pursuit
Canada (CAD)	$0.78	$0.77	1,134	$0.78	$0.77	762
			$(10,563)			$292

Viad’s three months ended September 30, 2017 revenue and segment operating results were primarily impacted by the strengthening of the Canadian dollar relative to the U.S. dollar. Viad’s nine months ended September 30, 2017 revenue and segment operating results were primarily impacted by the weakening of the British pound and the strengthening of the Canadian dollar relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating results are translated into U.S. dollars.

Analysis of Revenue and Operating Results by Reportable Segment

GES

The following tables provide a comparison of GES’ reported revenue and segment operating results to organic revenue(3) and organic segment operating results(3) for the three and nine months ended September 30, 2017 and 2016 in order to better understand the underlying performance of the segment without the effects of acquisitions or FX Impact.

	Three Months Ended				Three Months Ended
	September 30, 2017				September 30, 2016			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue:
GES:
U.S.	$184,761	$19,063	$—	$165,698	$232,484	$10,354	$222,130	(20.5)%	(25.4)%
International	54,040	152	1,297	52,591	60,926	—	60,926	(11.3)%	(13.7)%
Intersegment eliminations	(6,682)	—	—	(6,682)	(6,425)	—	(6,425)	(4.0)%	(4.0)%
Total GES	$232,119	$19,215	$1,297	$211,607	$286,985	$10,354	$276,631	(19.1)%	(23.5)%
Segment operating income (loss) (4):
GES:
U.S.	$(2,851)	$(1,080)	$—	$(1,771)	$14,543	$458	$14,085	**	**
International	(2,870)	(269)	172	(2,773)	644	—	644	**	**
Total GES	$(5,721)	$(1,349)	$172	$(4,544)	$15,187	$458	$14,729	**	**

	Nine Months Ended				Nine Months Ended
	September 30, 2017				September 30, 2016			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue:
GES:
U.S.	$684,003	$56,544	$—	$627,459	$636,299	$15,398	$620,901	7.5%	1.1%
International	203,222	738	(11,697)	214,181	187,689	—	187,689	8.3%	14.1%
Intersegment eliminations	(17,126)	—	—	(17,126)	(15,439)	—	(15,439)	(10.9)%	(10.9)%
Total GES	$870,099	$57,282	$(11,697)	$824,514	$808,549	$15,398	$793,151	7.6%	4.0%
Segment operating income (loss)(4):
GES:
U.S.	$39,319	$(913)	$—	$40,232	$37,907	$543	$37,364	3.7%	7.7%
International	8,491	(463)	(470)	9,424	4,951	—	4,951	71.5%	90.3%
Total GES	$47,810	$(1,376)	$(470)	$49,656	$42,858	$543	$42,315	11.6%	17.3%

** Change is greater than +/- 100 percent

(1)	Acquisitions include ON Services (acquired August 2016) for GES U.S. and Poken (acquired March 2017) for GES International and GES U.S.
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

Three months ended September 30, 2017 compared with the three months ended September 30, 2016

GES U.S.

GES U.S. revenue decreased $47.7 million or 20.5 percent, primarily due to negative show rotation of approximately $63 million and other non-recurring business in the comparable prior period, offset in part by incremental revenue of $8.7 million from the acquisitions of ON Services and Poken, new business wins, and U.S. base same-show revenue growth of 1.6 percent. U.S. base same-show revenue growth was lower due to one event with a reduced scope of service as result of a venue change. Base same-shows represented 37.0 percent of GES’ U.S. organic revenue*. Organic revenue* decreased $56.4 million or 25.4 percent.

GES U.S. operating results decreased $17.4 million to an operating loss of $2.9 million. This decrease was primarily due to the decrease in revenue driven by negative show rotation, offset in part by lower performance-based compensation expense and income of $2.8 million from a contract settlement. Organic operating income* decreased $15.9 million.

GES International

GES International revenue decreased $6.9 million or 11.3 percent, primarily due to negative show rotation of approximately $12 million, offset in part by new business wins and a favorable FX Impact of $1.3 million. Organic revenue* decreased $8.3 million or 13.7 percent.

GES International operating results decreased $3.5 million to an operating loss of $2.9 million. This decrease was primarily due to the decrease in revenue driven by negative show rotation. Organic operating income* decreased $3.4 million.

Nine months ended September 30, 2017 compared with the nine months ended September 30, 2016

GES U.S.

GES U.S. revenue increased $47.7 million or 7.5 percent, primarily due to incremental revenue of $41.1 million from the acquisitions of ON Services and Poken and U.S. base same-show revenue growth of 4.4 percent, offset in part by negative show rotation of approximately $7 million. Base same-shows represented 35.4 percent of GES’ U.S. organic revenue*. Organic revenue* increased $6.6 million or 1.1 percent.

GES U.S. operating income increased $1.4 million or 3.7 percent, primarily due to higher revenue, offset in part by a $7.5 million increase in depreciation and amortization expense primarily due to the acquisition of ON Services. Organic operating income* increased $2.9 million or 7.7 percent.

GES International

GES International revenue increased $15.5 million or 8.3 percent, primarily due to new business wins, offset in part by an unfavorable FX Impact of $11.7 million. GES International had positive show rotation of approximately $1.0 million. Organic revenue* increased $26.5 million or 14.1 percent.

GES International operating income increased $3.5 million or 71.5 percent, primarily due to higher revenue. Organic operating income* increased $4.5 million or 90.3 percent.

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

For the 2017 full year, management expects GES’ revenue to increase 6 percent to 7 percent versus 2016. The August 2016 acquisition of ON Services and the March 2017 acquisition of Poken are expected to provide incremental revenue of $43 million to $45 million and incremental Adjusted Segment EBITDA of $5 million to $7 million. Show rotation is expected to have a net negative impact on GES’ revenue of approximately $10 million compared to 2016. GES U.S. base same-show revenue is expected to increase at a mid-single digit rate. Management anticipates an unfavorable FX Impact on GES’ 2017 full year revenue and segment operating income of approximately $7 million and $0.2 million, respectively. The expected FX Impact reflects the assumption that the U.S. dollar to the British pound exchange rate will be $1.31 and the U.S. dollar to the Canadian dollar exchange rate will be $0.81 during the fourth quarter of 2017. For more information about Adjusted Segment EBITDA and segment operating income, see the “Non-GAAP Measures” section of this MD&A.

Management is executing a strategic growth plan to position GES as the preferred global, full-service provider for Live Events, with further reach to corporate events, consumer events, conferences, and exhibitions. In support of this strategy, the Company has acquired two leading audio-visual production businesses and four leading event technology businesses since 2014 that complement, enhance, and expand the current business and offer higher-margin growth opportunities. Management continues to pursue additional opportunities to acquire businesses with proven products and services to create the most comprehensive suite of services for the Live Events industry. During 2017, management intends to make selective investments in additional resources to capitalize on continued growth opportunities in under-penetrated categories of Live Events, such as corporate events and consumer events, and in cross-selling new services.

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

Pursuit

The following tables provide a comparison of Pursuit’s reported revenue and segment operating results to organic revenue(2) and organic segment operating results(2) for the three and nine months ended September 30, 2017 and 2016 in order to better understand the underlying performance of the segment without the effects of acquisitions or FX Impact.

	Three Months Ended				Three Months Ended
	September 30, 2017				September 30, 2016			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(2)	As Reported	Organic(2)
Revenue:
Pursuit:
Hospitality	$39,577	$—	$236	$39,341	$39,664	$—	$39,664	(0.2)%	(0.8)%
Attractions	59,059	4,227	1,700	53,132	42,883	—	42,883	37.7%	23.9%
Transportation	6,252	—	201	6,051	5,097	—	5,097	22.7%	18.7%
Travel Planning	2,874	—	29	2,845	10,908	—	10,908	(73.7)%	(73.9)%
Intra-Segment Eliminations & Other	(782)	—	(47)	(735)	(1,150)	—	(1,150)	32.0%	36.1%
Total Pursuit	$106,980	$4,227	$2,119	$100,634	$97,402	$—	$97,402	9.8%	3.3%

Segment operating income (3):
Total Pursuit	$53,860	$2,227	$1,218	$50,415	$44,248	$—	$44,248	21.7%	13.9%

	Nine Months Ended				Nine Months Ended
	September 30, 2017				September 30, 2016			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Pursuit:
Hospitality	$55,279	$13,440	$145	$41,694	$56,791	$12,935	$43,856	(2.7)%	(4.9)%
Attractions	88,910	21,256	910	66,744	61,056	13,597	47,459	45.6%	40.6%
Transportation	11,906	—	120	11,786	10,150	—	10,150	17.3%	16.1%
Travel Planning	4,334	1,268	9	3,057	16,861	1,529	15,332	(74.3)%	(80.1)%
Intra-Segment Eliminations & Other	(848)	—	(50)	(798)	(1,747)	—	(1,747)	51.5%	54.3%
Total Pursuit	$159,581	$35,964	$1,134	$122,483	$143,111	$28,061	$115,050	11.5%	6.5%

Segment operating income (3):
Total Pursuit	$53,523	$8,431	$762	$44,330	$44,733	$8,870	$35,863	19.6%	23.6%

(1)

Acquisitions for the three months ended September 30, 2017 include FlyOver Canada (acquired December 2016). Acquisitions for the nine month periods include CATC Alaska Tourism Corporation (“CATC”) (acquired March 2016) and FlyOver Canada (acquired December 2016).

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

Three months ended September 30, 2017 compared with the three months ended September 30, 2016

Pursuit revenue increased $9.6 million or 9.8 percent, due to strong growth from attractions, primarily the Banff Gondola and Columbia Icefield Glacier Adventure attractions, incremental revenue of $4.2 million from the acquisition of FlyOver Canada, and a favorable FX Impact of $2.1 million. This increase was offset in part by a reduction in travel planning as the Company completes the previously announced downsizing of Brewster Travel Canada’s package tours line of business and a revenue decline of $2.1 million due to the fire-related closure of the Mount Royal Hotel. Organic revenue* increased $3.2 million or 3.3 percent.

Pursuit operating income increased $9.6 million or 21.7 percent, primarily due to the increase in revenue from high-margin attractions. Operating income included a $1.1 million business interruption gain for the recovery of lost profits from the Mount Royal Hotel. Organic operating income* increased $6.2 million or 13.9 percent.

Nine months ended September 30, 2017 compared with the nine months ended September 30, 2016

Pursuit revenue increased $16.5 million or 11.5 percent, due to strong growth from attractions primarily driven by the re-opening of the Banff Gondola (which was closed for renovations from October 2015 through April 2016), incremental revenue of $7.9 million from the acquisitions of FlyOver Canada and CATC, and a favorable FX Impact of $1.1 million. This increase was offset in part by a reduction in travel planning as the Company completes the previously announced downsizing of Brewster Travel Canada’s package tours line of business and a revenue decline of $4.6 million due to the fire-related closure of the Mount Royal Hotel. Organic revenue* increased $7.4 million or 6.5 percent.

Pursuit operating income increased $8.8 million or 19.6 percent, primarily due to the increase in revenue from high-margin attractions. Operating income included a $2.2 million business interruption gain for the recovery of lost profits from the Mount Royal Hotel. Organic operating income* increased $8.5 million or 23.6 percent.

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

The following table provides Pursuit’s same-store key performance indicators for the three and nine months ended September 30, 2017 and 2016. The same-store metrics below indicate the performance of all Pursuit properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. Management believes that this same-store constant currency basis provides better comparability between reporting periods.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Same-Store Key Performance Indicators (1)
Hospitality:
Room nights available	108,015	107,635	0.4%	152,366	150,604	1.2%
RevPAR	$200	$192	4.2%	$140	$133	5.3%
ADR	$227	$213	6.6%	$187	$178	5.1%
Occupancy	87.9%	90.1%	(2.2)%	75.2%	74.8%	0.4%
Attractions:
Passengers	1,139,516	1,092,356	4.3%	1,626,121	1,453,899	11.8%
Revenue per passenger	$48	$40	20.0%	$42	$33	27.3%
(1)

The Same-Store Key Performance Indicators for the three month comparison exclude the FlyOver Canada attraction (acquired in December 2016) as it was not owned by Viad for the entirety of both periods presented. The Same-Store Key Performance Indicators for the nine month comparison exclude the CATC hospitality properties and attraction (acquired in March 2016) and the FlyOver Canada attraction (acquired in December 2016), as they were not owned by Viad for the entirety of both periods presented. Additionally, the Same-Store Key Performance Indicators exclude the Mount Royal Hotel hospitality property due to its fire-related closure (effective December 2016). The Banff Gondola attraction was closed for renovations from October 2015 through April 2016. Accordingly, 2016 includes only five months of operation whereas 2017 includes the full three and nine months of operations.

Hospitality. Room nights available increased during the nine months ended September 30, 2017 primarily due to changes in the opening dates for certain seasonal properties. RevPAR increased during the three months ended September 30, 2017 primarily due to an increase in ADR driven by management’s focus on yield management, offset in part by lower occupancy primarily due to forest fires in the Glacier National Park area. RevPAR increased during the nine months ended September 30, 2017 primarily due to an increase in occupancy and an increase in ADR driven by management’s focus on yield management, as well as an increase in occupancy reflecting strong park visitation during the first nine months of 2017.

Attractions. The increase in the number of passengers during the three months ended September 30, 2017 was primarily due to management’s efforts to enhance the guest experience and its focus on yield management, combined with strong park visitation in Canada. The increase in the number of passengers during the nine months ended September 30, 2017 was primarily due to the Banff Gondola being closed for renovations during the first four months of 2016. Excluding the Banff Gondola passengers, total same-store attraction passengers for the nine month period would have increased 36,158 in 2017 driven by management’s efforts to enhance the guest experience and its focus on yield management, combined with strong park visitation in Canada.

Revenue per passenger increased during 2017 primarily due to higher effective ticket prices driven by management’s focus on yield management, and higher revenue from ancillary food and beverage and retail services primarily resulting from management’s recent renovations of the retail and food and beverage operations at the Banff Gondola and the food and beverage operations at the Columbia Icefield Glacier Discovery Center.

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

2017 Outlook

For the 2017 full year, management expects Pursuit’s revenue to increase 12 percent to 14 percent. The December 2016 acquisition of FlyOver Canada and the March 2016 acquisition of CATC, combined, are expected to provide incremental revenue of $10 million to $11 million and incremental Adjusted Segment EBITDA of $2 million to $3.5 million, which includes an incremental first quarter seasonal operating loss of approximately $2.3 million from CATC.

Additionally, management expects Pursuit’s revenue to be negatively impacted by approximately $13 million as the Company completes the previously announced downsizing of Brewster Travel Canada’s package tours line of business. The fire-related closure of the Mount Royal Hotel is expected to negatively impact revenue by approximately $5 million. Management anticipates a favorable FX Impact on Pursuit’s 2017 full year revenue and segment operating income of approximately $2 million and $0.7 million, respectively. Management expects these factors will be more than offset by organic growth across the rest of Pursuit’s lines of business.

In July 2017, Viad resolved its property and business interruption insurance claims related to the Mount Royal Hotel fire for a total of $36.3 million, inclusive of $9.0 million received during the first and second quarters of 2017. Viad recorded an additional impairment recovery of approximately $24.7 million related to construction costs to re-open the hotel, $1.1 million was recorded as a business interruption gain for the recovery of lost profits, and the remaining $1.5 million was recorded as deferred income that will be recognized over the periods the business interruption losses are actually incurred. Management anticipates recognizing approximately $0.5 million of the business interruption recovery during the remainder of 2017 with approximately $1 million being deferred to the first half of 2018.

The Pursuit guidance ranges include approximately $1 million in revenue and approximately $3 million in adjusted segment EBITDA related to the Mount Royal Hotel, which reflects the 2017 portion of business interruption insurance recoveries (including both business interruption gains for lost profits and contra-expense for on-going operating costs) and the re-opening of most of the property’s retail tenants and one of its dining operations. The hotel itself is expected to remain closed until mid-2018. For more information about Adjusted Segment EBITDA and segment operating income, see the “Non-GAAP Measures” section of this MD&A.

Corporate Activities

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2017	2016	Percentage Change 2017 vs. 2016	2017	2016	Percentage Change 2017 vs. 2016
Corporate activities	$4,474	$2,772	61.4%	$10,092	$7,390	36.6%

The increase in corporate activities expense for the three and nine months ended September 30, 2017 was primarily due to an increase in performance-based compensation expense driven by Viad’s common stock price appreciation.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2017	2016	Percentage Change 2017 vs. 2016	2017	2016	Percentage Change 2017 vs. 2016
Interest expense	$2,117	$1,489	42.2%	$6,281	$4,109	52.9%

The increase in interest expense for the three and nine months ended September 30, 2017 was primarily due to higher debt balances in 2017 resulting from acquisitions completed during August and December of 2016.

Restructuring Charges

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2017	2016	Percentage Change 2017 vs. 2016	2017	2016	Percentage Change 2017 vs. 2016
Restructuring charges	$255	$1,697	(85.0)%	$817	$3,664	(77.7)%

Restructuring charges during the three and nine months ended September 30, 2017 and 2016 were primarily related to the elimination of certain positions and facility consolidations in GES.

Impairment Charges (Recoveries)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2017	2016	Percentage Change 2017 vs. 2016	2017	2016	Percentage Change 2017 vs. 2016
Impairment charges (recoveries)	$(24,467)	$120	**	$(29,098)	$120	**

** Change is greater than +/- 100 percent

On December 29, 2016, the Mount Royal Hotel was damaged by a fire and closed. During July 2017, the Company resolved its property and business interruption insurance claims related to the fire for a total of $36.3 million.  During the three months ended September 30, 2017, the Company received insurance proceeds of $27.3 million, of which $24.7 million was recorded as an impairment recovery (partially offset by impairment charges of $0.2 million) related to construction costs to re-open the hotel, $1.1 million was recorded as a business interruption gain for the recovery of lost profits, and the remaining $1.5 million was recorded as deferred income, which will be recognized over the periods the business interruption losses are actually incurred. During the nine months ended September 30, 2017, the Company received $36.3 million in insurance proceeds, of which $2.2 million was allocated to an insurance receivable, $29.3 million was recorded as an impairment recovery (partially offset by impairment charges of $0.2 million) related to construction costs to re-open the hotel, $2.2 million was recorded as a business interruption gain for the recovery of lost profits, $1.1 million was recorded as contra-expense to offset non-capitalizable costs incurred by the Company, and the remaining $1.5 million was recorded as deferred income, which will be recognized over the periods the business interruption losses are actually incurred.

Income Taxes

The effective tax rates for the three months ended September 30, 2017 and 2016 were 30.4 percent and 33.8 percent, respectively. The effective tax rates for the nine months ended September 30, 2017 and 2016 were 29.0 percent and 33.1 percent, respectively. The decrease for the three months was primarily due to higher foreign income taxed at lower rates. The decrease for the nine months was primarily due to higher foreign income taxed at lower rates, the release of a valuation allowance related to foreign net operating losses, and the adoption of new accounting guidance, effective in the first quarter of 2017, which requires the excess tax benefit on share-based compensation to be recorded to income tax expense rather than equity.

Discontinued Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2017	2016	Percentage Change 2017 vs. 2016	2017	2016	Percentage Change 2017 vs. 2016
Loss from discontinued operations	$(101)	$(221)	54.3%	$(408)	$(771)	47.1%

The loss from discontinued operations, during the three months ended September 30, 2017, was primarily related to legal expenses associated with previously sold operations. The loss from discontinued operations, during the nine months ended September 30, 2017, was primarily related to legal expenses associated with previously sold operations, offset in part by a reduction in an uncertain tax position due to the lapse of a statute.

Liquidity and Capital Resources

Cash and cash equivalents were $53.5 million as of September 30, 2017, as compared to $20.9 million as of December 31, 2016. During the nine months ended September 30, 2017, the Company generated net cash flow from operating activities of $114.6 million primarily from results of operations. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of September 30, 2017, the Company had approximately $49.0 million of its cash and cash equivalents held outside of the United States, consisting of $31.9 million in Canada, $7.8 million in the Netherlands, $7.0 million in the United Kingdom, $1.2 million in Germany, $0.9 million in the United Arab Emirates, and $0.2 million in certain other countries. There are certain earnings related to the Company’s Canadian and Netherlands operations that have historically been deemed permanently reinvested. As of September 30, 2017, the incremental tax associated with these earnings if the cash balances were repatriated to the United States would approximate $1.6 million.

Cash Flows

Operating Activities

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Net income	$80,128	$47,083
Depreciation and amortization	42,499	31,206
Deferred income taxes	318	(3,549)
Loss from discontinued operations	408	771
Impairment charges (recoveries)	(29,098)	120
Other non-cash items	14,369	13,083
Changes in assets and liabilities	6,019	26,708
Net cash provided by operating activities	$114,643	$115,422

Net cash provided by operating activities decreased $0.8 million, primarily due to changes in working capital, offset in part by an increase in results of operations.

Investing Activities

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Capital expenditures	$(39,493)	$(32,582)
Proceeds from insurance	31,570	—
Cash paid for acquired businesses, net	(1,661)	(145,735)
Proceeds from dispositions of property and other assets	734	774
Net cash used in investing activities	$(8,850)	$(177,543)

Net cash used in investing activities decreased $168.7 million, primarily due to cash payments, net of cash acquired, of $145.7 million for the 2016 acquisitions of ON Services, CATC, and the business of Maligne Lake Tours Ltd., and the Mount Royal Hotel fire-related insurance proceeds received in 2017, offset in part by an increase in capital expenditures.

Financing Activities

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Proceeds from borrowings	$60,574	$153,000
Payments on debt and capital lease obligations	(128,808)	(86,989)
Dividends paid on common stock	(6,119)	(6,079)
Debt issuance costs	(5)	(340)
Common stock purchased for treasury	(1,272)	(679)
Other	—	60
Net cash provided by (used in) financing activities	$(75,630)	$58,973

Net cash used in financing activities increased $134.6 million primarily due to net debt payments of $68.2 million during the nine months ended September 30, 2017 compared to net debt proceeds of $66.0 million during the nine months ended September 30, 2016.

Debt and Capital Lease Obligations

Refer to Note 11 – Debt and Capital Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion.

Share Repurchases

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. No open market repurchases were made during the nine months ended September 30, 2017 or 2016. As of September 30, 2017, 440,540 shares remained available for repurchase. The authorization of the Board of Directors does not have an expiration date. In addition, during the nine months ended September 30, 2017 and 2016, the Company repurchased 26,916 shares for $1.3 million and 24,432 shares for $0.7 million, respectively, related to tax withholding requirements on vested share-based awards.

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

A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net income attributable to Viad	$44,657	$33,792	$79,381	$46,318
Depreciation and amortization	15,833	12,649	42,499	31,206
Interest expense	2,117	1,489	6,281	4,109
Income tax expense	20,010	17,878	32,929	23,652
Impairment charges (recoveries)	(24,467)	120	(29,098)	120
Loss from discontinued operations	101	221	408	771
Other noncontrolling interest	(739)	(661)	(697)	(691)
Adjusted EBITDA	$57,512	$65,488	$131,703	$105,485

The decrease in Adjusted EBITDA for the three months ended September 30, 2017 was primarily due to lower segment operating income at GES. The increase in Adjusted EBITDA for the nine months ended September 30, 2017 was primarily due to higher segment operating income at GES and Pursuit. Refer to the “Results of Operations” section of this MD&A for a discussion of fluctuations.

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

Viad conducts its foreign operations primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s condensed consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its condensed consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation losses recorded in stockholders’ equity of $10.3 million and $29.1 million as of September 30, 2017 and December 31, 2016, respectively. During the three and nine months ended September 30, 2017, unrealized foreign currency translation gains of $9.1 million and $18.8 million, respectively, were recorded in other comprehensive income. During the three and nine months ended September 30, 2016 an unrealized foreign currency translation loss of $3.8 million and a gain of $0.7 million, respectively, were recorded in other comprehensive income.

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

Viad is exposed to foreign exchange transaction risk, as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of September 30, 2017, Viad did not have any foreign currency forward contracts outstanding.

Viad is exposed to short-term and long-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of September 30, 2017, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of Viad’s common stock that were repurchased during the three months ended September 30, 2017 by Viad pursuant to publicly announced plans or programs, as well as from employees, former employees, and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	—	$—	—	440,540
August 1, 2017 - August 31, 2017	1,120	$52.80	—	440,540
September 1, 2017 - September 30, 2017	154	$56.05	—	440,540
Total	1,274	$53.19	—	440,540

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. No shares were repurchased on the open market during the three and nine months ended September 30, 2017. As of September 30, 2017, 440,540 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date
4.1	*	Joinder to Guaranty, dated August 31, 2017, by and among ON Services – AV Specialists, Inc. and BMO Harris Bank, N.A.
31.1	*	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIAD CORP
(Registrant)

November 6, 2017	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer
(Chief Accounting Officer and Authorized Officer)