Form 10-K
period 2017-12-31
VIAD CORP
filed 2018-02-28
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was approximately $948 million.

Registrant had 20,422,762 shares of Common Stock ($1.50 par value) outstanding as of January 31, 2018.

Documents Incorporated by Reference

A portion of the Proxy Statement for the Annual Meeting of Shareholders of Viad Corp, which is scheduled to be held on May 17, 2018, is incorporated by reference into Part III of this Annual Report.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries and affiliates.

PART I

Forward-Looking Statements

This Form 10-K contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “seek,” “aim,” “potential,” “target,” “outlook,” and similar expressions are intended to identify our forward-looking statements. These forward-looking statements are not historical facts, but reflect our current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new or renewal business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, strategic actions, acquisitions, the timing of new and damaged attractions openings, the sufficiency of our legal services, projections of 2018 revenue, show rotation, same-show rotation, segment operating income, attraction start-up costs, the realization of deferred tax assets, contributions to pension and postretirement benefit plans, legal expenses, tax rates and other tax matters, and foreign exchange rates. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those described in our forward looking statements include, but are not limited to, the risks discussed in Item 1A, “Risk Factors,” included in this Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this 2017 Form 10-K except as required by applicable law or regulation.

Item 1. Business

We are an international experiential services company with operations principally in the United States, Canada, the United Kingdom, continental Europe, and the United Arab Emirates. We are committed to providing unforgettable experiences to our clients and guests.

We operate through two main business groups:

•	GES is a world-class live event service provider to some of the most visible and influential events and global brands.
•	Pursuit is a collection of iconic natural and cultural destination travel experiences that enjoy perennial demand.

GES accounted for 87% of our 2017 consolidated revenue and 51% of our 2017 consolidated segment operating income(1). Pursuit accounted for 13% of our 2017 consolidated revenue and 49% of our 2017 consolidated segment operating income(1).

(1)

We define segment operating income as net income attributable to Viad before income (loss) from discontinued operations, corporate activities and eliminations, interest expense and interest income, income taxes, restructuring charges, impairment charges and recoveries, the reduction for income attributable to non-redeemable noncontrolling interest, and the addition for loss attributable to redeemable noncontrolling interest. Refer to Note 22 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for a reconciliation of segment operating income to the most directly comparable GAAP measure.

GES is a global, full-service provider for live events that produces exhibitions, conferences, corporate events, and consumer events. GES offers a comprehensive range of live event services, from the design and production of compelling, immersive experiences that engage audiences and build brand awareness, to material handling, rigging, electrical, and other on-site event services. In addition, GES offers clients a full suite of audio-visual services from creative and technology to content and design, along with online tools powered by next generation technologies that help clients easily manage the complexities of their events. For nine years, GES’ National Servicenter® has been certified under the J.D. Power and Associates Certified Call Center ProgramSM, and for eight consecutive years, Ad Age has recognized GES as one of the nation’s largest experiential/event marketing agency networks. GES is included in Event Marketer magazine’s IT List as one of the top 100 event agencies in the industry.

GES’ clients include event organizers and corporate brand marketers. Event organizers schedule and run the event from start to finish. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products, and build business relationships. GES serves corporate brand marketers when they exhibit at shows and when GES is engaged to manage their global exhibit program or produce their proprietary corporate events.

GES operates through two reportable business segments based on geography:

•

GES U.S. has a leading position in the U.S. with full-service operations in every major exhibition market, including Las Vegas, Nevada; Chicago, Illinois; Orlando, Florida; New York, New York; and Los Angeles, California.

•

GES International has operating facilities at many of the most active and popular international event destinations and venues, including seven cities in Canada, seven cities in the United Kingdom, two cities in Germany, two cities in the United Arab Emirates, two cities in the Netherlands, one city in Hong Kong, Switzerland, and Romania, and through these facilities offers full-service event operations across the United Kingdom, Europe, and the Middle East.

Markets Served

GES provides a full suite of services for event organizers and corporate brand marketers across four live event markets: Exhibitions, Conferences, Corporate Events, and Consumer Events (collectively, “Live Events”).

LIVE EVENT	PRIMARY PURPOSE	% GES 2017 REVENUE
Exhibitions	Facilitates business-to-business and business-to-consumer sales and marketing.	64%
Conferences	Facilitates attendee education. May also include an expo or trade show to further facilitate attendee education and to facilitate business-to-business and business-to-consumer sales and marketing.	23%
Corporate Events	Facilitates attendee education of sponsoring company’s products or product ecosystem.	11%
Consumer Events	Entertains, educates, or creates an experience, typically around a specific genre.	2%

Services Offered

GES offers a comprehensive range of services and innovative technology, including Core Services, Event Technology, and Audio-Visual, to event organizers and corporate brand marketers.

Core Services

For Live Events, GES provides official contracting services and products to event organizers and corporate brand marketers. Contracting services and products are provided primarily to Exhibitions and to a lesser degree to Conferences, Corporate Events, and Consumer Events. GES U.S. Core Services accounted for 57% of Viad’s 2017 consolidated revenue and 61% of Viad’s 2016 and 2015 consolidated revenue. GES International Core Services accounted for 19% of Viad’s 2017 and 2016 consolidated revenue and 23% of Viad’s 2015 consolidated revenue.

In general, GES provides the following exclusive and discretionary services and products to Live Event organizers and corporate brand marketers:

Exclusive Services		Discretionary Services
Event Organizers	Corporate Brand Marketers	Corporate Brand Marketers
Event planning and production	Material handling	Creative design and strategy
Look and feel design	Electrical distribution	Integrated marketing and pre/post event communications
Layout and floor plan designs	Cleaning	Event surveys
Furnishings and carpet	Plumbing	Return on investment analysis
Show traffic analysis	Overhead rigging	Online management tools
Marketing and strategy	Booth rigging	Attendee/exhibit booth traffic analysis
Electrical distribution		Staff training
Cleaning		Logistics/transportation
Plumbing		Exhibits storage/refurbishment
Overhead rigging		Furnishings and carpet
Booth rigging		Installation and dismantling labor
Tradeshow program management

Exclusive Products		Discretionary Products
Event Organizers		Corporate Brand Marketers
Signage		Custom exhibit design/construction
Common area structures		Portable/modular exhibits and design
Graphics and signage

Under various agreements with Live Events organizers, GES is the official services contractor with the exclusive right to provide certain services to exhibitors participating in a Live Event. This gives exhibitors a single point of contact to facilitate a timely, safe, and efficient move-in/out of a Live Event and to facilitate an organized, professional, during-show experience. GES also competes with other service providers to sell discretionary services to exhibitors. Discretionary services include complete event program management, such as creative design, strategy, and planning to corporate brand marketers across all Live Events in which they participate.

Event Technology

GES offers a comprehensive range of event technology services, including event accommodation solutions, registration and data analytics, and event management tools.

Event accommodation solutions. GES U.S. offers end-to-end event accommodation services in North America. Event accommodations provide the unique potential to serve multiple Live Event participants through a single integrated service network. Event accommodations services include:

•Researching and selection of local hotels

•Negotiating and contracting

•Room block management

•Group reservation management

•Rate integrity and monitoring

•Marketing services

•On-site services

•Post-event reporting

Registration and data analytics. GES provides event registration and data analytic services including:

•Registration and ticketing

•Lead management

•Reporting and analytics

•Web-based enterprise-wide application

•Software-as-a-service model or fully managed options

•Attendee engagement

•Digital collections

Event management tools. GES provides event management services including:

•Online ordering capabilities

•Sponsorship management tools

•Content management systems

•Live Event tracking

GES U.S. provides all three of the above event technology services which accounted for 2% of Viad’s 2017 consolidated revenue and 3% of Viad’s 2016 and 2015 consolidated revenue. GES International provides registration and data analytics and event management tools, which accounted for 1% of Viad’s 2017, 2016, and 2015 consolidated revenue.

Audio-Visual

GES offers a variety of high-impact multi-media services and technology across all Live Events. GES combines the science of innovative digital solutions with the latest audio-visual technology and superior service to create award-winning attendee engagements. GES expanded its audio-visual services through the 2016 acquisition of ON Event Services, LLC (“ON Services”), which enhances GES’ ability to gain market share in the Corporate Event markets in North America and enables GES to cross-sell its services and technology offerings. Audio-visual services include:

•Video and lighting production

•Digital studio services

•Entertainment services and talent coordination

•Projection mapping

•Computer rental and support

GES U.S. audio-visual services accounted for 6% of Viad’s 2017 consolidated revenue, 3% of Viad’s 2016 consolidated revenue, and 1% of Viad’s 2015 consolidated revenue. GES International audio-visual services accounted for 2% of Viad’s 2017, 2016, and 2015 consolidated revenue.

Seasonality and Show Rotation

GES’ exhibition and event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows: some shows are not held annually, and some shift between quarters. During 2017, GES U.S. reported its highest revenue during the first and second quarters. During 2016, GES U.S. reported its highest revenue during the second and third quarters. GES International generally reports its highest revenue during the second and fourth quarters. The following show rotation revenue metric refers to the net change in revenue from 2016 to 2017 due to show movement between quarters and years. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next.

Competition

In the Live Events industry, GES generally competes across all classes of services and all markets on the basis of discernible differences, value, quality, price, convenience, and service. GES has a competitive advantage through its worldwide network of resources, history of serving as an extension of clients’ teams, experienced and knowledgeable personnel, client-focus, creativity, reliable execution, proprietary technology platforms, and financial strength. All known U.S. competitors and most international competitors are privately held companies that provide limited public information regarding their operations. GES’ primary competitor within its Core Services is The Freeman Company (a privately-held, U.S.-headquartered company); however, there is substantial competition from a large number of service providers in GES’ other service offerings.

Growth Strategy

GES is committed to become the preferred global, full-service provider for Live Events. GES holds a leading market position in Exhibitions and is pursuing a focused and disciplined growth strategy with the goal of expanding its market share in the currently under-penetrated Conferences, Corporate Events, and Consumer Events markets. GES has uniquely combined the art of high-impact creativity, service, and expertise with the science of easy-to-use technology, strategy, and worldwide logistics to help clients gain a greater return from their events and enhance the exhibitor experience.

•	Global Reach. Leverage global capabilities and large customer base to drive continued growth in new services and other Live Events.
•	Full-Service Provider. Growth of adjacent services to create a unique and integrated offering to deepen client relationships, expand client base, and increase share of total event spend.
•	Live Events. Penetration into other live events to extend industry leadership and leverage capabilities.

With our recent acquisitions, GES made significant progress toward creating the most comprehensive suite of services for the Live Events industry, which enhanced overall competitiveness, facilitated growth in under-penetrated areas, and formed a basis for a data platform. We continue to pursue opportunities to acquire businesses with proven products and services that complement, enhance, or expand current businesses or offer growth opportunities.

Recent Developments of GES

•

Poken Acquisition. In March 2017, we completed the acquisition of the Poken event engagement technology, a leading cloud-based visitor engagement and measurement platform. The Poken platform offers a seamless ecosystem of tools that enable digital document collection (through its patented “Touch and Glow” technology), visitor-to-visitor engagement, gamification, and metrics reporting.

•

Cross-selling opportunities. GES is effectively positioned to cross-sell an increasingly comprehensive suite of service offerings with a convenient approach to service delivery that differentiates GES from its competition.

•	Registration and data analytic services entrance in the Asia markets. In early 2017, GES officially launched registration and data analytic services in the Asia market with a Hong Kong office.

Pursuit is a collection of iconic natural and cultural destination travel experiences in North America that showcase the best of Banff, Jasper, Waterton Lakes, Glacier, Denali, and Kenai Fjords National Parks, and Vancouver, Canada. Through Pursuit’s collection of unique hotels and lodges, world-class recreational attractions, and ground transportation services, it connects guests to iconic places through unforgettable, inspiring experiences. Pursuit draws its guests from major markets, including Canada, the United States, China, the United Kingdom, Australia/New Zealand, Asia Pacific, and Europe. Pursuit markets directly to consumers, as well as through distribution channels that include tour operators, tour wholesalers, destination management companies, and retail travel agencies and organizations. Pursuit comprises the following collections:

Banff Jasper Collection

Brewster Travel Canada, which is marketed as the Banff Jasper Collection, is a leading travel and tourism provider in the Canadian Rockies in Alberta, Canada with two lodging properties in Banff National Park, one lodging property in Jasper National Park, five world-class recreational attractions, food and beverage services, retail operations, sightseeing and transportation services.

Alaska Collection

The Alaska Collection is a leading travel and tourism provider in Alaska with two lodging properties and a sightseeing excursion in Denali National Park and Preserve, a lodge in Talkeetna, Alaska’s top-rated wildlife and glacier cruise, and two lodging properties located near Kenai Fjords National Park. The Alaska Collection also provides food and beverage services and retail operations.

Glacier Park Collection

Glacier Park, Inc., which is marketed as the Glacier Park Collection, is an operator of seven lodging properties, 12 retail shops, and 11 dining outlets in and around Glacier National Park in Montana, one of the most visited national parks in the United States, and Waterton Lakes National Park in Alberta, Canada, with a leading share of rooms in that market. Glacier Park, Inc. is an 80% owned subsidiary of ours.

FlyOver

FlyOver Canada, located in Vancouver, British Columbia, is a recreational attraction that provides a virtual flight ride experience that combines motion seating, spectacular media, and visual effects including wind, scents, and mist to give the unforgettable experience of flying across Canada.

FlyOver Iceland is a recreational attraction currently being built in Reykjavik, Iceland that will provide a virtual flight ride experience over some of Iceland’s most spectacular scenery and natural wonders with the same effects as FlyOver Canada. The new attraction is expected to open in 2019.

Pursuit comprises four lines of business: Hospitality, including food and beverage services and retail operations; Attractions, including food and beverage services and retail operations; Transportation; and Travel Planning. These four lines of business work together, driving economies of scope and meaningful scale in and around the iconic destinations of Banff, Jasper, and Waterton Lakes National Parks and Vancouver in Canada, and Glacier, Denali, and Kenai Fjords National Parks in the United States.

	Hospitality (# of rooms)	Attractions	Transportation (2)	Travel Planning (2)
Banff Jasper Collection	Elk + Avenue Hotel (164) Glacier View Inn (32) Mount Royal Hotel (133) (1)	Banff Gondola Banff Lake Cruise Columbia Icefield Glacier Adventure Glacier Skywalk Maligne Lake Tours	Airporter Services Charter Motorcoach Services Sightseeing Tours	Corporate Event Management Services Explore Rockies Activity Booking Centers
Alaska Collection	Denali Backcountry Lodge (42) Denali Cabins (46) Kenai Fjords Wilderness Lodge (8) Seward Windsong Lodge (180) Talkeetna Alaska Lodge (212)	Kenai Fjords Tours	Denali Backcountry Adventure	Travel Planning Services
Glacier Park Collection	Apgar Village Lodge (48) Glacier Park Lodge (162) Grouse Mountain Lodge (145) Motel Lake McDonald (27) Prince of Wales Hotel (86) St. Mary Lodge (127)(3) West Glacier Motel & Cabins (32)
FlyOver		FlyOver Canada – Vancouver FlyOver Iceland – Reykjavik(4)
(1)

The Mount Royal Hotel was damaged by a fire on December 29, 2016, and was closed for reconstruction during 2017. We anticipate re-opening the hotel in mid-year 2018. The number of rooms available at the hotel will decrease from 135 to 133 after the renovation is complete.

(2)	During 2017, we completed the previously announced downsizing of the Banff Jasper Collection’s third party tour and travel products and exited summer season charter transportation services.
(3)

During 2017, the Glacier Park Collection added ten tiny homes to the St. Mary Lodge property bringing the total number of rooms from 117 to 127. See “Recent Pursuit Developments” for further discussion.

(4)	In November 2017, we announced the expansion of our virtual flight ride concept into Iceland’s capital city of Reykjavik. We expect the new attraction to be open in 2019.

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

•West Glacier Motel & Cabins is located outside the west entrance of Glacier National Park.

Attractions	Pursuit owns and operates the following attractions in the Canadian Rocky Mountains, Vancouver, and in Alaska:

Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. The Banff Gondola has been honored with two Top Project Awards from Alberta Construction Magazine. The Banff Gondola’s winning categories include the People’s Choice Award in 2016 and the Commercial Award (Under $50 Million) in 2016. The Banff Gondola is currently rated by Trip Advisor as the #1 “Things to do in Banff” and received the Trip Advisor Certificate of Excellence.

Banff Lake Cruise provides guests a unique sightseeing experience through interpretive boat cruises on Lake Minnewanka in the Canadian Rockies. The Banff Lake Cruise operations are located adjacent to the town of Banff and include boat tours, small boat rentals, and charter fishing expeditions.

Columbia Icefield Glacier Adventure is a tour of the Athabasca Glacier on the Columbia Icefield, and provides guests the experience to view one of the largest accumulations of ice and snow south of the Arctic Circle. Guests ride in a giant “Ice Explorer,” a unique vehicle specially designed for glacier travel. The Columbia Icefield Glacier Adventure received the Trip Advisor Certificate of Excellence.

Glacier Skywalk is a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley, in close proximity to our Columbia Icefield Glacier Adventure attraction in Jasper National Park, Alberta, Canada. Since opening in 2014, the Glacier Skywalk has had robust visitor traffic. It continues to win awards and receive international recognition for its innovative design and environmentally sound architecture, including the prestigious Governor General’s Medals in Architecture in 2016.

FlyOver Canada provides a virtual flight ride experience that showcases some of Canada’s most awe-inspiring scenery from coast to coast. The state-of-the-art, multi-sensory experience combines motion seating, spectacular media, and special effects, including wind, scents, and mist, to provide a true flying experience for guests. FlyOver Canada is ideally located in downtown Vancouver. FlyOver Canada is rated by Trip Advisor as the #1 “Fun & Games in Vancouver” and received the Trip Advisor Certificate of Excellence.

FlyOver Iceland is a recreational attraction currently being built in Reykjavik, Iceland. Guests will experience an exhilarating virtual flight ride over some of Iceland’s most spectacular scenery and natural wonders with the same effects as FlyOver Canada. We expect the new attraction to open in 2019.

Kenai Fjords Tours is a leading Alaska wildlife and glacier day cruise, offering guests unforgettable sights of towering glaciers, humpback and grey whales, orcas, arctic birdlife, sea lions, seals, and porpoises of Kenai Fjords National Park. Tours range from a few hours to full days, with some tours including a full meal of wild Alaska salmon, prime rib, and Alaskan King Crab on Fox Island. Kenai Fjords Tours has received the Trip Advisor Certificate of Excellence.

Maligne Lake Tours provides interpretive boat tours and related services at Maligne Lake, the largest lake in Jasper National Park, Alberta, Canada. Maligne Lake Tours has seven tour boats, a marina and day lodge that offers food and beverage and retail services, an historic chalet complex and boat house that offers canoes, kayaks, and rowboats for rental. Maligne Lake Tours received the Trip Advisor Certificate of Excellence.

Transportation

The Banff Jasper Collection’s transportation operations include sightseeing tours, airport shuttle services, and seasonal charter motorcoach services. The sightseeing services include seasonal half- and full-day tours from Calgary, Banff, Lake Louise, and Jasper, Canada and bring guests to the very best parts of Banff and Jasper National Parks. The charter business operates a fleet of luxury motorcoaches, available for groups of any size, for travel throughout the Canadian provinces of Alberta and British Columbia during the winter months. The Alaska Collection offers a unique sightseeing tour 92 miles deep into Denali National Park.

Travel Planning

The Banff Jasper Collection offers a full suite of corporate and event management services for meetings, conferences, incentive travel, sports, and special events. Event-related service offerings include staffing, off-site events, tours/activities, team building, accommodations, event management, theme development, production, and audio-visual services. The Banff Jasper Collection also owns and operates eight Explore Rockies activity booking centers throughout Banff and Jasper National Parks and Calgary, Alberta. In 2017, the Banff Jasper Collection completed phasing out the previously announced third party package tour and travel products to align with its goal of delivering premium experiences and improving its overall profit margin. The Alaska Collection provides complete travel planning services throughout Alaska.

Seasonality

Pursuit experiences peak activity during the summer months. During 2017, 87% of Pursuit’s revenue was earned in the second and third quarters.

Competition

Pursuit generally competes on the basis of location, uniqueness of facilities, service, quality, and price. Competition exists both locally and regionally across all four lines of business. The hospitality business has a large number of competitors and competes for leisure travelers (both individual and tour groups) across the United States and Canada. Pursuit’s competitive advantage is its distinctive attractions and iconic destinations.

Growth Strategy

Pursuit remains focused on delivering inspiring and unforgettable experiences in iconic locations while growing and enhancing its unique portfolio of integrated tourism assets through its Refresh-Build-Buy growth initiatives.

•	Refresh. Refresh assets and processes to optimize market position and maximize returns.
•	Build. Build new assets that create new revenue streams with economies of scale and scope.
•	Buy. Buy strategic assets that drive economies of scale and scope with strong returns.

We continue to search for opportunities to acquire or to build high return tourism assets in iconic natural and cultural destinations that enjoy perennial demand, bring meaningful scale and market share, and offer cross-selling advantages with a combination of attractions and hotels.

Recent Pursuit Developments

•

Mount Royal Hotel. On December 29, 2016, the Mount Royal Hotel was damaged by fire and closed. In July 2017, we resolved our property and business interruption insurance claims related to the fire for $36.3 million. We allocated $2.2 million to an insurance receivable, $29.3 million was recorded as an impairment recovery (partially offset by impairment charges of $0.2 million) related to construction costs to re-open the hotel, $2.5 million was recorded as a business interruption gain for the recovery of lost profits, $1.3 million was recorded as contra-expense to offset non-capitalizable costs incurred, and the remaining $1.0 million was recorded as deferred revenue that will be recognized over the periods the business interruption losses are actually incurred. Restorations and improvements will provide an elevated guest experience to room finishes and furnishings, lobby and lounge areas, exterior appearance, heating/cooling, sound insulation, and building systems. We anticipate re-opening the hotel in mid-year 2018.

•

Expansion of FlyOver Concept. On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja Attractions ehf. (“Esja”). Esja, a private Iceland corporation is developing and will operate Pursuit’s new FlyOver Iceland attraction. This attraction expands our virtual flight ride theater concept into Iceland’s capital city of Reykjavik. Modeled after our highly successful FlyOver Canada attraction, FlyOver Iceland will provide guests an exhilarating virtual flight experience over some of Iceland’s most spectacular scenery and natural wonders. The new attraction is expected to open in 2019.

•

Tiny Home Village. On July 15, 2017, we added ten tiny homes to the St. Mary Lodge property as part of the Glacier Park Collection. The tiny home’s design embraces a number of eco-forward elements, such as a fresh water/gray water system and pint-sized, energy-efficient appliances. Elements of luxury are woven into the design. Homes can accommodate up to four guests, with a sliding barn-style door separating a compact sleeping area from the cozy living area.

•

RV and Cabin Park Development. In 2017, we began developing approximately 100 acres of undeveloped land adjacent to Glacier National Park that we acquired in connection with our 2014 purchase of the West Glacier properties. The new development will include a new RV and cabin park with 102 RV slips, 20 guest cabins, five employee housing cabins, guest registration, and a laundromat. Our site is ideally located at the Glacier Park entrance. We expect half of the new RV and Cabin Park to open during the 2019 season with the remainder opening for the 2020 season.

Financial information for our reportable segments and geographic areas is included in Note 22 – Segment Information of the Notes to Financial Statements (Part II, Item 8 of this 2017 Form 10-K).

Intellectual Property

Our intellectual property rights (including trademarks, patents, copyrights, registered designs, technology, and know-how) are material to our business.

We own or have the right to use numerous trademarks and patents in many countries. Depending on the country, trademarks remain valid for as long as we use them, or as long as we maintain their registration status. Trademark registrations are generally for renewable, fixed terms. We also have patents for current and potential products. Our patents cover inventions ranging from a modular structure having a load-bearing surface we use in our event and exhibition services, to a surface-covering installation tool and method that reduces our labor costs and improves worker safety. Our U.S. issued utility patents extend for 20 years from the patent application filing date; and our U.S. issued design patents are currently granted for 14 years from the grant date. We also have an extensive design library. Many of the designs have copyright protection and we have also registered many of the copyrights. In the U.S., copyright protection is for 95 years from the date of publication or 120 years from creation, whichever is shorter.  While we believe that certain of our patents, trademarks, and copyrights have substantial value, the loss of any one of them would not have a material adverse effect on our financial condition or results of operations.

Our Trademarks

Our U.S. registered trademarks and trademarks pending registration, include Global Experience Specialists & design®, GES®, GES Servicenter®, GES National Servicenter®, GES MarketWorks®, The Art and Science of Engagement®, Trade Show Rigging TSR®, TSE Trade Show Electrical & design®, Earth Explorers®, Compass Direct®, ethnoMetrics®, eXPRESSO®, FIT®, ON Services, ON Site Audio Visual & design, FLYOVER®, eco-sense®, ONPEAK®, Above Banff®, Alaska Denali Travel®, Alaska Denali Escapes®, Alaska Heritage Tours®, Kenai Fjords Tours & design®, Kenai Fjords Wilderness Lodge®, Seward Windsong Lodge & design®, Talkeetna Alaskan Lodge®, Explore Rockies®, Denali Backcountry Adventure®, Denali Backcountry Lodge®, and Denali Cabins®. We also own or have the right to use many registered trademarks and trademarks pending registration outside of the United States, including GES®, ShowTech®, Poken®, Visit, Blitz, Brewster Inc. & design®, Brewster Attractions Explore & design®, Brewster Hospitality Refresh & design®, Glacier Skywalk®, Above Banff®, Explore Rockies®, FLYOVER®, Soaring Over Canada®, Elk + Avenue Hotel®, Brewster Epic Summer Pass®, and escape.connect.refresh.explore®.

Government Regulation and Compliance

Compliance with legal requirements and government regulations represents a normal cost of doing business. The principal rules and regulations affecting our day-to-day business relate to transportation (such as regulations promulgated by the U.S. Department of Transportation and its state counterparts), employees (such as regulations implemented by the Occupational Safety and Health Administration, equal employment opportunity laws, guidelines implemented pursuant to the Americans with Disabilities Act, and general federal and state employment laws), unionized labor (such as guidelines imposed by the National Labor Relations Act), and U.S. and Canadian regulations relating to national parks (such as regulations established by Parks Canada, the U.S. Department of the Interior, and the U.S. National Park Service).

Some of our current and former businesses are subject to U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or our state law counterparts. Compliance with federal, state and local environmental, health and safety provisions, including, but not limited to, those regulating the discharge of materials into the environment and other actions relating to the environment, have not had, and are not expected to have, a material effect on our capital expenditures, competitive position, financial condition or results of operations.

Employees

We had the following number of employees as of December 31, 2017:

	Number of Employees	Regular Full-Time Employees Covered by Collective Bargaining Agreements
GES	3,092	1,142
Pursuit	365	41
Viad Corporate	64	—
Total	3,521	1,183

We believe that relations with our employees are good and that collective-bargaining agreements expiring in 2018 will be renegotiated in the ordinary course of business without a material adverse effect on our operations.

We are governed by a Board of Directors comprised of seven non-employee directors and one employee director, and we have an executive management team consisting of four executive officers.

Financial Information about Segments and Geographic Areas

Refer to Note 22 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for segment financial information.

Available Information

We were incorporated in Delaware in 1991. Our common stock trades on the New York Stock Exchange under the symbol “VVI.”

Our website address is www.viad.com. All of our SEC filings, including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we electronically file that material with, or furnished it to, the SEC. The information contained on our website is neither a part of, nor incorporated by reference into, this 2017 Form 10-K.

Our investor relations website is www.viad.com/investors/investor-center/default.aspx and includes key information about our corporate governance initiatives, including our Corporate Governance Guidelines, our Board of Directors committee charters, our Code of Ethics, and information concerning our Board members and how to communicate with them.

Item 1A. Risk Factors

Our operations and financial results are subject to known and unknown risks. As a result, past financial performance and historical trends may not be reliable indicators of our future performance.

Completed acquisitions may not perform as anticipated or be integrated as planned. We regularly evaluate and pursue opportunities to acquire businesses that complement, enhance, or expand our current business, or offer growth opportunities. Our acquired businesses might not meet our financial and non-financial expectations or yield anticipated benefits. Our success depends, in part, on our ability to conform controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate redundant and underperforming operations and assets; manage inefficiencies associated with integration of operations; and retain the acquired business’ key personnel and customers. Moreover, our acquisition activity potentially increases our debt, subjects us to new regulatory requirements, distracts our senior management and employees, and exposes us to unknown liabilities or contingencies that we fail to, or are unable to identify prior to closing. If our acquisitions cause us to make changes to our business strategy or if external conditions adversely affect our business operations, we may also be required to record an impairment charge to goodwill or intangible assets. Any of these risks could materially and adversely affect our business, product and service sales, financial condition, and results of operations.

We depend on our large exhibition event clients to renew their service contracts and on our exclusive right to provide those services. During 2017, no single client accounted for more than 6% of our consolidated revenue. However, GES has a number of large exhibition event organizers and large customer accounts. If any of these large clients do not renew their service contracts, our results of operations could be materially adversely affected.

Moreover, when event organizers hire GES as the official services contractor, they also grant GES an exclusive right to perform electrical, plumbing services, and other services (the “Event Services”) at the exhibition facility. However, exhibition facilities are under increasing financial pressure to in-source Event Services (either by performing the services themselves or by hiring a separate service provider) as a result of conditions generally affecting their industry, such as an increased supply of exhibition space. If a large number of exhibition facilities choose to in-source Event Services, GES will lose the ability to provide Event Services despite being hired as the official services contractor, and our results of operations could be materially and adversely affected.

Our business is relationship driven. Our GES business is heavily focused on client relationships, and, specifically, on having close collaboration and interaction with our clients. To be successful, our account team must be able to understand a client’s desires and expectations in order to provide top-quality service. If we lose a key member of our account team, we could also lose customers and our results of operations could be materially and adversely affected.

We operate in highly competitive industries. We are engaged in a number of highly competitive industries. Competition in the Live Events industry and the exhibits and experiential environments industries is driven by price and service quality, among other factors. To the extent competitors seek to gain or retain their market presence through aggressive underpricing strategies, we may be required to lower our prices and rates to avoid the loss of related business, thereby adversely affecting our results of operations. In addition, if we are unable to anticipate and respond as effectively as competitors to changing business conditions, including new technologies and business models, we could lose market share to our competitors. Our inability to meet the challenges presented by the competitive environment could materially and adversely affect our results of operations.

Travel industry disruptions, particularly those affecting the hotel and airline industries, could adversely affect our business. Our business depends largely on the ability and willingness of people, whether exhibitors, exhibition attendees, or others, to travel. Factors adversely affecting the travel industry, and particularly the airline and hotel industries, generally also adversely affect our business and results of operations. Factors that could adversely affect the travel industry include high or rising fuel prices, increased security and passport requirements, weather conditions, airline accidents, and international political instability and hostilities. Any of these factors, or other unexpected events that affect the availability and pricing of air travel and accommodations, could materially and adversely affect our business and results of operations.

Transportation disruptions and increases in transportation costs could adversely affect our business and results of operations. GES relies on independent transportation carriers to send materials and exhibits to and from exhibition, warehouse, and customer facilities. If our customers and suppliers are unable to secure the services of those independent transportation carriers at favorable rates, it could materially and adversely affect our business and results of operations. In addition, disruption of transportation services due to weather-related problems, labor strikes, lockouts, or other events could adversely affect our ability to supply services to customers and could cause the cancellation of exhibitions, which could materially and adversely affect our business and results of operations.

The seasonality of our business makes us particularly sensitive to adverse events during peak periods. Our GES exhibition and event activity varies significantly because it is based on the frequency and timing of shows, many of which are not held each year and which may shift between quarters. The peak activity for our Pursuit business is during the summer months. Consequently, during 2017, 87% of Pursuit’s revenue was earned in the second and third quarters. If adverse events or conditions occur during these peak periods our results of operations could be materially and adversely affected.

Terrorist attacks, natural disasters, or other catastrophic events could negatively affect our business. The occurrence of catastrophic events ranging from natural disasters (such as hurricanes, fires, and floods), health epidemics or pandemics, acts of war or terrorism, accidents involving our travel offerings or experiences, or the prospect of these events could disrupt our business. Such catastrophic events could have a negative impact on GES’ production facilities, preventing us from timely completing exhibit fabrication and other projects for customers. They could also cause a cancellation of exhibitions and other events held in public venues or disrupt the services we provide to our customers at convention centers, exhibition halls, hotels, and other public venues. Such catastrophic events could also have an adverse impact on Pursuit, which is heavily dependent on the ability and willingness of its guests to travel. Pursuit guests tend to delay or postpone vacations if natural conditions differ from those that typically prevail at competing lodges, resorts and attractions, and catastrophic events could impede the guests’ ability to travel, interrupt our business operations, and/or cause damage to our properties. In addition, unfavorable media attention, or negative publicity, in the wake of a catastrophic event could damage our reputation or reduce the demand for our services. If the conditions arising from such events persist or worsen, they could materially and adversely affect our results of operations and financial condition.

We are vulnerable to deterioration in general economic conditions. Our business is sensitive to fluctuations in general economic conditions that affect the cost of materials and operating supplies. The success of our GES business largely depends on the number of exhibitions held, the size of exhibitors’ marketing expenditures, and on the strength of particular industries in which exhibitors operate. The number and size of exhibitions generally decrease when the economy weakens. We also suffer from reduced spending for our services because many exhibitors’ marketing budgets are partly discretionary, and are frequently among the first expenditures reduced when economic conditions deteriorate. Consequently, marketing expenditures often are not increased until economic conditions improve. Revenue from our Pursuit operation depends largely on the amount of disposable income that consumers have available for travel and vacations. This amount decreases during periods of weak general economic conditions. Any of these risks could materially and adversely affect our business, product sales, financial condition, and results of operations.

Recent U.S. tax legislation may materially and adversely affect our financial condition, results of operations, and cash flows. The Tax Cuts and Jobs Act (the “Tax Act”), enacted in late 2017, makes significant changes to U.S. tax laws and includes numerous provisions that could affect our business. For instance, as a result of lower corporate tax rates, the Tax Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities. It also limits interest rate deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures. Other provisions have tax consequences for our international operations. The Tax Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities. The Tax Act could also be subject to amendments and technical corrections, any of which could lessen or increase the adverse impacts on our business operations. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods. Others will primarily affect future periods. As we have discussed elsewhere in this Report on Form 10-K, we believe our analysis and computations of the tax effects of the Tax Act on financial results is substantially, but not entirely, complete. Consistent with guidance from the SEC, our financial statements reflect our estimates of the tax effects of the Tax Act on our business. Although we believe these estimates are reasonable, they are provisional and may be adjusted prior to the end of 2018. Any such adjustments could affect our current or future financial statements, or both. We continue to examine the impact of this tax reform legislation, and as its overall impact is uncertain, we note that the Tax Act could adversely affect our business and financial condition.

We are subject to currency exchange rate fluctuations. We have operations outside of the U.S. primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. During 2017, GES International and Pursuit’s international operations accounted for approximately 30% of our consolidated revenue and 58% of our segment operating income. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue, and expenses must be translated into U.S. dollars for reporting purposes. The unrealized gains or losses resulting from the currency translation are included as a component of accumulated other comprehensive income (loss) in our consolidated balance sheets. As a result, significant fluctuations in currency exchange rates could result in material changes to the net equity position we report in our consolidated balance sheets. We do not currently hedge equity risk arising from the translation of non-U.S. denominated assets and liabilities.

Our participation in multi-employer pension plans could substantially increase our pension costs. We sponsor a number of defined benefit plans for our U.S. and Canada-based employees. We are obligated to contribute to multi-employer pension plans under collective-bargaining agreements covering our union-represented employees. We contributed $26.6 million in 2017 and $25.8 million in 2016 to those multi-employer pension plans. These multi-employer plans are managed by third-party boards of trustees. Based upon the information we receive from plan administrators, we believe that several of those multi-employer plans are underfunded. The Pension Protection Act of 2006 requires us to reduce the underfunded status over defined time periods. Moreover, we would be required to make additional payments of our proportionate share of a plan’s unfunded vested liabilities if a plan terminates, or other contributing employers withdraw, due to insolvency or other reasons, or if we voluntarily withdraw from a plan. At this time, we cannot determine with any certainty the amount of additional funding, if any, we could be required to make to those plans. However, significant plan contribution increases, could materially and adversely affect our consolidated financial condition, results of operations, and cash flows. Refer to Note 17 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for further information.

Union-represented labor increases our risk of higher labor costs and work stoppages. A significant portion of our employees are unionized. We have approximately 100 collective-bargaining agreements, and we are required to renegotiate approximately one-third of those each year. If we increase wages or benefits as a result of labor negotiations, either our operating margins will suffer, or we could increase the cost of our services to our customers, which could lead those customers to turn to other vendors with lower prices. Either event could materially and adversely affect our business and results of operations.

Additionally, if we are unable to reach an agreement with a union during the collective-bargaining process, the union may strike or carry out other types of work stoppages. If that happens, we might be unable to find substitute workers with the necessary skills to perform many of the services, or we may incur additional costs to do so, both of which could materially and adversely affect our business and results of operations.

We are vulnerable to cybersecurity attacks and threats. We regularly collect and process credit, financial, and other personal, sensitive, and confidential information from individuals and entities who attend or participate in events and exhibitions that we produce, or who visit our attractions and other offerings. In addition, our devices, servers, computer systems, and business systems are vulnerable to cybersecurity risk, including cyberattacks, or we may be the target of email scams that attempt to acquire personal information and company assets. Despite our efforts to protect ourselves with insurance, and create security barriers to such threats, including regularly reviewing our systems for vulnerabilities and continually updating our protections, we might not be able to entirely mitigate these risks. Our failure to effectively prevent, detect, and recover from the increasing number and sophistication of information security threats could lead to business interruptions, delays or loss of critical data, misuse, modification, or destruction of information, including trade secrets and confidential business information, reputational damage, and third-party claims, any of which could adversely and materially affect our results of operations.

Laws and regulations relating to the handling of personal data could result in increased costs, legal claims, or fines. We store and process personally identifiable information from our customers, employees, and third parties with whom we have business relationships. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve and could lead to burdensome or inconsistent requirements affecting the location and movement of our customer and internal employee data as well as the management of the data. For example, in July 2016, the EU and the U.S. agreed on a mechanism for companies to transfer data from EU member states to the U.S. This framework, called the Privacy Shield, is intended to address shortcomings identified by the European Court of Justice in a predecessor mechanism.

The Privacy Shield and other mechanisms are currently subject to challenges in European courts, which may lead to uncertainty about the legal basis for data transfers across the Atlantic. Also, in May 2018, the EU’s new General Data Protection Regulation (GDPR) will replace the existing EU Data Protection Directive, and it will have a significant impact on how businesses can collect and process the personal data of EU individuals. The GDPR includes a requirement for businesses to self-report personal data breaches to the relevant supervisory authority and, under certain circumstances, to the affected data subjects. It also gives additional rights to individuals whose data are processed, including the “right to erasure” (also commonly known as the right to be forgotten) by having their records erased and the right to data portability. Compliance with the myriad requirements could involve changes in our services, business practices, or internal systems that could likely increase our costs, lower revenue, reduce efficiency, or make it more difficult to compete with Non-U.S.-based firms. Our failure to comply with existing or new rules could result in significant penalties or orders to stop the alleged noncompliant activity, litigation, adverse publicity, or could cause our customers to lose trust in our services. In addition, if the third parties we work with violate applicable laws, contractual obligations, or suffer a security breach, those violations could also put us in breach of our obligations under privacy laws and regulations. Any of these risks could materially and adversely affect our business and results of operations.

New capital projects may not be commercially successful. From time to time, we pursue capital projects, such as our current efforts to upgrade some of our Pursuit offerings in order to seize opportunities that complement, enhance, and expand our business. Capital projects are subject to a number of risks, including unanticipated delays, cost overruns, and the failure to achieve established financial and strategic goals, as well as additional risks specific to a project. The occurrence of any of these events could prevent a new capital project from performing in accordance with our commercial expectations and could materially and adversely affect our business and results of operations.

Show rotation affects our profitability and makes comparisons between periods difficult. GES results are largely dependent upon the frequency, timing, and location of exhibitions and events. Some large exhibitions are not held annually (they may be held once every two or three years or longer) or may be held at different times of year from when they were previously held. In addition, the same exhibition may change locations from year to year resulting in lower margins if the exhibition shifts to a higher-cost location. Any of these factors could cause our results of operations to fluctuate significantly from quarter to quarter or from year to year, making periodic comparisons difficult.

The United Kingdom’s exit from the European Union could adversely affect our business. We operate substantial parts of our EU businesses from U.K-based entities. The June 23, 2016 U.K. referendum resulted in a determination that the U.K. should exit the EU. In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the EU, commencing a period of up to two years for the United Kingdom and the other EU member states to negotiate the terms of the withdrawal. The uncertainty surrounding the timing, terms and consequences of the U.K.’s exit could adversely impact customer and investor confidence, result in additional market volatility and adversely affect our businesses and our results of operations and financial condition. Once the U.K. exits from the EU, the regulatory and legal environment that would then govern our U.K. operations will depend on, in certain respects, the nature of the arrangements agreed to between the U.K., the EU, and other trading partners. It is likely that changes to our legal entity structure and operations in Europe will be required as a result of these arrangements, which might result in a less efficient operating model across our European legal entities.

Liabilities relating to prior and discontinued operations may adversely affect our results of operations. We, and our predecessors, have a corporate history spanning over eight decades and involving approximately 2,400 previous subsidiaries in diverse businesses, such as the manufacturing of locomotives, buses, industrial chemicals, fertilizers, pharmaceuticals, leather, textiles, food, and fresh meats. Some of those businesses used raw materials that have been, and may continue to be, subject to litigation. Moreover, some of the raw materials used and the waste produced by those businesses have been and are the subject of U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. In addition, we may incur other liabilities, resulting from indemnification claims involving previously sold subsidiaries, as well as from past operations of predecessors or their subsidiaries. Although we believe we have adequate reserves and sufficient insurance coverage to cover those future liabilities, future events or proceedings could contradict with current assumptions, which could cause reserves or insurance to become inadequate and, ultimately, materially and adversely affect our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom, Germany, the United Arab Emirates, the Netherlands, Switzerland, Romania, and Hong Kong. Our principal properties are operated by GES, Pursuit, and Viad Corporate.

GES

	Offices		Multi-use Facilities(1)
	Owned	Leased	Owned	Leased
GES U.S.	—	19	2	30
GES International:
Canada	—	4	—	7
United Kingdom	—	3	—	6
Germany	—	1	—	2
United Arab Emirates	—	1	—	2
Netherlands	—	1	—	2
Switzerland	—	1	—	—
Romania	—	—	—	1
Hong Kong	—	1	—	—
Total GES International	—	12	—	20
Total GES	—	31	2	50

(1)

Multi-use facilities include manufacturing, sales and design, office, storage and/or warehouse, and truck marshaling yards. Multi-use facilities vary in size up to approximately 677,800 square feet at GES U.S. and approximately 133,600 square feet at GES International.

Pursuit

	Owned	Leased
Offices(1)	2	5
Retail stores	23	1
Bus terminal	1	—
Garages(1)	4	2
Attractions(1)	7	—
Hotels/Lodges(1)(2)	15	—
Total Pursuit	52	8
(1)	Includes four hotels/lodges, an office, all of the owned garages, and all of the Canadian-based attractions situated on land subject to multiple long-term ground leases with the Canadian government.
(2)	Includes ancillary food and beverage services, retail, and recreational facilities.

Viad Headquarters

Our headquarters is leased and approximates 19,900 square feet, and is located at 1850 North Central Avenue, Suite 1900 in Phoenix, Arizona 85004-4565.

We believe our facilities are adequate and suitable for our business operations and that capacity is sufficient for current needs. For additional information related to our lease obligations, refer to Note 11 – Debt and Capital Lease Obligations and Note 19 – Leases and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K).

Item 3. Legal Proceedings

Refer to Note 20 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for information regarding legal proceedings for which we are involved.

Item 4. Mine Safety Disclosures

Not applicable.

Other. Executive Officers of the Registrant

Our executive officers as of December 31, 2017 were as follows:

Name	Age	Business Experience During the Past Five Years and Other Information
Steven W. Moster	48

President and Chief Executive Officer of Viad since 2014; President of GES since 2011; President of Global Experience Specialists, Inc., a wholly-owned subsidiary of Viad, since 2010; prior thereto, independent consultant providing marketing and sales consultation services to 3 Day Blinds Corporation, a manufacturer and retailer of custom window coverings, from April 2010 to August 2010; prior thereto, held various positions within Global Experience Specialists, Inc., including Executive Vice President-Chief Sales & Marketing Officer from 2008 to 2010; Executive Vice President-Products and Services from 2006 to 2008; and Vice President-Products & Services Business from 2005 to 2006; and prior thereto, Engagement Manager, Management Strategy Consulting for McKinsey & Company, a multinational management consulting firm, from 2000 to 2004.

Ellen M. Ingersoll	53

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

David W. Barry	55

President of Pursuit since June 2015; prior thereto, Chief Executive Officer and President of Trust Company of America, the largest independent registered investment adviser custodian in the United States, from 2011 to June 2015; prior thereto, Chief Executive Officer of The Alpine Group of Companies, the largest helicopter skiing company in the world and a division of Intrawest Resorts Holdings, Inc., a public company, from 2004 to 2011; and prior thereto, President and Chief Operating Officer of Intrawest USA, a $500 million division of Intrawest Resorts Holdings, Inc. with 13,000 employees, from 2004 to 2007.

Leslie S. Striedel	55

Chief Accounting Officer since 2014; prior thereto, Vice President of Finance from March 2014 to April 2014; prior thereto, Vice President of Finance and Administration or similar positions with Colt Defense LLC, a designer, developer and manufacturer of firearms for military, personal defense and recreational purposes, from 2010 to 2013; prior thereto, Vice President of Finance, Director of Financial Reporting and Compliance and Corporate Controller of White Electronics Designs Corp. (now a subsidiary of Microsemi Corporation), a public company manufacturing circuits and semiconductors, from 2004 to 2010; and prior thereto, Corporate Controller of MD Helicopters, an international helicopter manufacturer, Corporate Controller of Fluke Networks (formerly Microtest, Inc.), a publicly-traded manufacturing and technology company, and Senior Tax Manager for KPMG LLP.

Our executive officers’ term of office is until our next Board of Directors annual organization meeting to be held on May 17, 2018.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol VVI. The high and low common stock market prices per share were as follows:

	2017		2016
	High	Low	High	Low
First Quarter	$48.30	$42.40	$29.84	$25.90
Second Quarter	$48.85	$42.05	$32.29	$27.96
Third Quarter	$61.65	$46.05	$37.85	$30.21
Fourth Quarter	$61.85	$53.65	$47.40	$34.40

Holders

As of January 31, 2018, there were 5,600 shareholders of record of our common stock, including 293 shareholders that had not converted their shares following a reverse stock split effective on July 1, 2004.

Dividends

For the year ended December 31, 2017, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Payable Date
November 29, 2017	$0.10	December 15, 2017	January 2, 2018
August 16, 2017	$0.10	September 8, 2017	October 2, 2017
May 18, 2017	$0.10	June 2, 2017	July 3, 2017
February 22, 2017	$0.10	March 10, 2017	April 3, 2017

For the year ended December 31, 2016, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Payable Date
December 1, 2016	$0.10	December 16, 2016	January 3, 2017
August 24, 2016	$0.10	September 9, 2016	October 3, 2016
May 19, 2016	$0.10	June 3, 2016	July 1, 2016
February 24, 2016	$0.10	March 11, 2016	April 1, 2016

Issuer Purchases of Equity Securities

During the fourth quarter of 2017, certain previously owned shares of common stock were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	2,968	$59.83	—	440,540
November 1, 2017 - November 30, 2017	497	$55.55	—	440,540
December 1, 2017 - December 31, 2017	11,151	$57.60	—	440,540
Total	14,616	$57.98	—	440,540

Our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. As of December 31, 2017, 440,540 shares remain available for repurchase. The Board’s authorization has no expiration date. During the three months ended December 31, 2017, no shares were repurchased on the open market.

Performance Graph

The following graph compares the change in the cumulative total shareholder return, from December 31, 2012 to December 31, 2017, on our common stock, the Standard & Poor’s SmallCap 600 Media Index, the Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, the Standard & Poor’s SmallCap 600 Index, the Russell 2000 Index, and Standard & Poor’s 500 Index (assuming reinvestment of dividends, as applicable). The graph assumes $100 was invested on December 31, 2012.

	Year Ended December 31,
	2012	2013	2014	2015	2016	2017
Viad Corp	$100.00	$114.17	$118.43	$127.22	$201.04	$254.60
S&P 500	$100.00	$132.38	$150.47	$152.53	$170.76	$208.02
Russell 2000	$100.00	$138.82	$145.64	$139.21	$168.84	$193.54
S&P SmallCap 600	$100.00	$141.31	$149.42	$146.42	$185.16	$209.51
S&P 600 Comm. Services & Supplies	$100.00	$143.41	$142.43	$139.00	$177.43	$189.99
S&P 600 Media Index	$100.00	$162.65	$190.80	$201.03	$180.37	$207.93

Item 6. Selected Financial Data

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Summary Statement of Operations Data
Revenue (1) :
Exhibition and event services	$967,352	$881,137	$799,752	$772,770	$685,350
Exhibits and environments	165,745	170,469	177,126	171,698	159,554
Pursuit services	173,868	153,364	112,170	120,519	108,443
Total revenue	$1,306,965	$1,204,970	$1,089,048	$1,064,987	$953,347
Income from continuing operations (2)	$58,452	$43,479	$27,442	$41,178	$19,320
Income from continuing operations attributable to Viad common stockholders	$57,975	$42,953	$27,000	$40,790	$19,437
Basic and diluted income from continuing operations attributable to Viad common stockholders per share (2)	$2.84	$2.12	$1.34	$2.02	$0.96
Dividends declared per common share	$0.40	$0.40	$0.40	$1.90	$2.90
Other Data
Adjusted EBITDA (3)	$137,550	$112,428	$76,801	$73,954	$59,157

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Summary Balance Sheet Data
Cash and cash equivalents	$53,723	$20,900	$56,531	$56,990	$45,821
Total assets	$919,899	$869,816	$690,723	$712,979	$561,424
Total debt and capital lease obligations	$209,192	$249,211	$127,403	$139,056	$11,160
Redeemable noncontrolling interest (4)	$6,648	$—	$—	$—	$—
Total stockholders’ equity	$442,937	$370,638	$335,338	$347,702	$356,543
Non-redeemable noncontrolling interest	$13,806	$13,283	$12,757	$12,315	$9,102

(1)

The 2017 amounts include $1.4 million in revenue from our Poken acquisition. The 2016 amounts include an aggregate $55.7 million in revenue from our acquisitions of ON Services, CATC Alaska Tourism Corporation (“CATC”), Maligne Lake Tours Ltd. (“Maligne Lake Tours”), and FlyOver Canada. The 2014 amounts include an aggregate $21.2 million in revenue from our acquisitions of the West Glacier Properties, Blitz, onPeak, and N200. Refer to Note 3 – Acquisition of Businesses of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K).

(2)	Income from continuing operations includes the following items:
•

Restructuring charges, pre-tax, of $1.0 million in 2017, $5.2 million in 2016, $3.0 million in 2015, $1.6 million in 2014, and $3.8 million in 2013. Refer to Note 18 – Restructuring Charges of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K).

•

Impairment charges (recoveries), pre-tax, net, of $(29.1) million in 2017, $0.2 million in 2016, $0.1 million in 2015, $0.9 million in 2014, and $1.0 million in 2013. Refer to Note 6 – Property and Equipment of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K).

•

Income tax expense in 2017 included a $16.1 million charge related to the Tax Act. Income tax expense in 2015 included a $1.6 million non-cash tax benefit related to deferred taxes associated with certain foreign intangibles. Income tax expense in 2014 included the $11.7 million valuation allowance release related to our foreign tax credit and state net operating loss carryforwards. Refer to Note 16 – Income Taxes of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K).

(3)	Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this 2017 Form 10-K) for a discussion of the “Non-GAAP Measures.”
(4)

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland, The Esja acquisition contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes. The MD&A is intended to assist you in understanding our financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this 2017 Form 10-K.

Overview

We are an international experiential services company with operations in the United States, Canada, the United Kingdom, continental Europe, and the United Arab Emirates. We are committed to providing unforgettable experiences to our clients and guests. We operate through three reportable business segments: GES U.S., GES International, (collectively, “GES”), and Pursuit.

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

Pursuit is a collection of iconic natural and cultural destination travel experiences that enjoy perennial demand. Pursuit offers guests distinctive and world renowned experiences through its collection of unique hotels and lodges, world-class recreational attractions, and ground transportation services.

Results of Operations

Financial Highlights

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Revenue	$1,306,965	$1,204,970	$1,089,048	8.5%	10.6%
Net income attributable to Viad	$57,707	$42,269	$26,606	36.5%	58.9%
Segment operating income (1)	$97,051	$85,928	$54,584	12.9%	57.4%
Diluted income per common share from continuing operations attributable to Viad common stockholders	$2.84	$2.12	$1.34	34.0%	58.2%

2017 compared with 2016

•

Total revenue increased $102.0 million or 8.5%, mainly due to the incremental revenue from the ON Services and FlyOver Canada acquisitions, and to a lesser degree, the Poken, and CATC acquisitions, of $52.6 million and underlying growth at GES and Pursuit, offset in part by negative show rotation of approximately $8 million and an unfavorable foreign exchange impact of $5.6 million.

•

Net income attributable to Viad increased $15.4 million or 36.5%, primarily due to impairment recoveries of $29.1 million related to the Mount Royal Hotel fire, higher segment operating income, and a decrease in restructuring charges, offset in part by higher tax expense, including a $16.1 million charge as a result of the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017, higher corporate activities expense due to an increase in performance-based compensation driven by our stock price appreciation, and higher interest expense.

•	Total segment operating income(1) increased $11.1 million or 12.9%, primarily due to the increase in revenue.

2016 compared with 2015

•

Total revenue increased $115.9 million or 10.6%, mainly due to the incremental revenue from the 2016 acquisitions, primarily CATC, ON Services, and Maligne Lake Tours of $55.7 million, positive show rotation of approximately $52 million, and continued underlying growth in both GES and Pursuit, offset in part by an unfavorable foreign exchange impact of $24.0 million.

•	Net income attributable to Viad increased $15.7 million or 58.9%, primarily due to increased segment operating income at GES and Pursuit, offset in part by higher income tax expense.
•	Total segment operating income(1) increased $31.3 million or 57.4%, primarily due to high flow-through on the increase in revenue.
(1)

Refer to Note 22 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

Foreign Exchange Rate Variances

We conduct our foreign operations primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries.

2017 compared with 2016

The following table summarizes the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating results from our significant international operations for the years ended December 31, 2017 and 2016, excluding the effect of acquisitions completed during 2017 and 2016:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2017	2016	(in thousands)	2017	2016	(in thousands)
GES:
Canada (CAD)	$0.77	$0.76	$775	$0.77	$0.76	$(114)
United Kingdom (GBP)	$1.29	$1.35	(9,001)	$1.30	$1.33	(160)
Europe (EUR)	$1.14	$1.11	970	$1.15	$1.10	131
			(7,256)			(143)
Pursuit:
Canada (CAD)	$0.78	$0.77	1,676	$0.78	$0.76	710
			$(5,580)			$567

2016 compared with 2015

The following table summarizes the FX Impact on revenue and segment operating results from our significant international operations for the years ended December 31, 2016 and 2015, excluding the effect of acquisitions completed during 2016:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2016	2015	(in thousands)	2016	2015	(in thousands)
GES:
Canada (CAD)	$0.76	$0.78	$(1,852)	$0.76	$0.79	$(77)
United Kingdom (GBP)	$1.35	$1.53	(20,946)	$1.34	$1.53	(632)
Europe (EUR)	$1.11	$1.10	150	$1.10	$1.11	36
			(22,648)			(673)
Pursuit:
Canada (CAD)	$0.77	$0.78	(1,307)	$0.76	$0.78	91
			$(23,955)			$(582)

The 2017 and 2016 revenue and segment operating results were primarily impacted by the weakening of the British pound relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating results are translated into U.S. dollars.

Analysis of Revenue and Operating Results by Reportable Segment

GES

2017 compared with 2016

The following table presents a comparison of GES’ reported revenue and segment operating results to organic revenue(3) and organic segment operating results(3) for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017				Year Ended December 31, 2016			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue:
GES:
U.S.	$872,154	$72,441	$—	$799,713	$826,408	$30,737	$795,671	5.5%	0.5%
International	282,712	917	(7,256)	289,051	248,503	—	248,503	13.8%	16.3%
Intersegment eliminations	(21,769)	—	—	(21,769)	(20,172)	—	(20,172)	(7.9)%	(7.9)%
Total GES	$1,133,097	$73,358	$(7,256)	$1,066,995	$1,054,739	$30,737	$1,024,002	7.4%	4.2%
Segment operating income (loss)(4):
GES:
U.S.	$34,494	$(5,043)	$—	$39,537	$40,524	$(764)	$41,288	(14.9)%	(4.2)%
International	15,475	(930)	(143)	16,548	9,699	—	9,699	59.6%	70.6%
Total GES	$49,969	$(5,973)	$(143)	$56,085	$50,223	$(764)	$50,987	(0.5)%	10.0%
(1)	Acquisitions include ON Services (acquired August 2016) for GES U.S. and Poken (acquired March 2017) for GES International and GES U.S.
(2)	To maximize synergies, GES’ existing in-house audio-visual services team was merged into ON Services. Accordingly, GES U.S. acquisitions include results from the existing in-house audio-visual team.
(3)

Organic revenue and organic segment operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating results, see the “Non-GAAP Measures” section of this MD&A.

(4)

Refer to Note 22 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

GES U.S.

GES U.S. revenue increased $45.7 million or 5.5%, primarily due to incremental revenue of $41.7 million mainly from the ON Services acquisition and, to a lesser degree, the Poken acquisition, base same-show revenue growth of 4.8%, and new business wins, offset in part by a low margin contract that expired in 2016 and was not renewed and negative show rotation of approximately $11 million. Base same-show revenue represented 35.4% of GES U.S. organic revenue*. Organic revenue* increased $4.0 million or 0.5%.

GES U.S. operating income decreased $6.0 million or 14.9%, primarily due to a less favorable mix of revenue, additional depreciation and amortization expense from the acquisition of ON Services and cost increases, offset in part by lower performance-based incentives and income of $2.8 million from a favorable contract settlement. Organic operating income* decreased $1.8 million or 4.2%.

GES International

GES International revenue increased $34.2 million or 13.8%, primarily due to new business wins, same-show growth, and positive show rotation of approximately $3 million, offset in part by an unfavorable FX Impact of $7.3 million. Organic revenue* increased $40.5 million or 16.3%.

GES International operating income increased $5.8 million or 59.6%, primarily due to higher revenue. Organic operating income* increased $6.8 million or 70.6%.

* Refer to footnote (3) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating results.

2018 Outlook

Although GES has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.

For 2018, we expect GES’ revenue will be up slightly from 2017. Show rotation is expected to have a net negative impact on GES’ revenue of approximately $40 million compared to 2017. We expect GES U.S. base same-show revenue to increase at a mid-single digit rate. We anticipate a favorable FX Impact of approximately $18 million on GES’ 2018 full year revenue and approximately $0.5 million on GES’ segment operating income. The expected FX Impact assumes that the U.S. dollar to the British pound exchange rate will be $1.39 and the U.S. dollar to the Canadian dollar exchange rate will be $0.81 during 2018. For more information about segment operating income, see the “Non-GAAP Measures” section of this MD&A.

We are executing a strategic growth plan to position GES as the preferred global, full-service provider for Live Events, with further reach to corporate events, consumer events, conferences, and exhibitions. To support this strategy, since 2014, we have acquired two leading audio-visual production businesses and four leading event technology businesses that complement, enhance, and expand our current business and offer higher-margin growth opportunities. We continue to pursue additional opportunities to acquire businesses with proven products and services to create the most comprehensive suite of services for the Live Events industry. During 2018, we intend to make selective investments in additional resources to capitalize on continued growth opportunities in under-penetrated categories of Live Events, such as corporate events and consumer events, and in cross-selling new services.

Additionally, we remain focused on improving GES’ profitability through continued efforts to effectively manage labor costs by driving productivity gains through rigorous and strategic pre-show planning and on-site labor management that reduces the ratio of labor costs to revenue. Improving this metric is our top priority as we continue to develop and enhance tools to support and systematize show site labor planning, measurement, and benchmarking.

2016 compared with 2015

The following table provides a comparison of GES’ reported revenue and segment operating results to organic revenue(2) and organic segment operating results(2) for the years ended December 31, 2016 and 2015.

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
Segment operating income (loss)(3):
GES:
U.S.	$40,524	$(804)	$—	$41,328	$14,563	$—	$14,563	**	**
International	9,699	—	(673)	10,372	12,211	—	12,211	(20.6)%	(15.1)%
Total GES	$50,223	$(804)	$(673)	$51,700	$26,774	$—	$26,774	87.6%	93.1%

** Change is greater than +/- 100%.

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

(3)

Refer to Note 22 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income (loss) to the most directly comparable GAAP measure.

GES U.S.

GES U.S. revenue increased $105.5 million or 14.6%, primarily due to positive show rotation of approximately $59 million, base same-show revenue growth of 4.1%, the incremental revenue from the acquisition of ON Services of $21.3 million, new business wins, and increased sales to corporate clients. Base same-show revenue represented 39.1% of GES U.S. 2016 organic revenue*. Organic revenue* increased $84.2 million or 11.7%.

GES U.S. operating income increased $26.0 million, primarily due to higher revenue and the strong operating leverage that exists within the GES business. ON Services generated a segment operating loss of $0.8 million during our partial year of ownership, which included depreciation and amortization expense of $4.0 million. Organic operating income* increased $26.8 million.

GES International

GES International revenue decreased $24.1 million or 8.9%, primarily due to an unfavorable FX Impact of $22.6 million and negative show rotation of approximately $7 million, offset in part by new business wins. Organic revenue* decreased $1.5 million or 0.5%.

GES International operating income decreased $2.5 million or 20.6%, primarily reflecting lower revenue and investments in personnel and assets to support continued growth of the business. Organic operating income* decreased $1.8 million or 15.1%.

* Refer to footnote (2) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating results.

Pursuit

2017 compared with 2016

The following table provides a comparison of Pursuit’s reported revenue and segment operating results to organic revenue(2) and organic segment operating results(2) for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017				Year Ended December 31, 2016			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Pursuit:
Hospitality	$57,852	$13,279	$232	$44,341	$59,757	$12,834	$46,923	(3.2)%	(5.5)%
Attractions	98,525	23,517	1,266	73,742	65,945	13,698	52,247	49.4%	41.1%
Transportation	13,873	—	211	13,662	11,833	—	11,833	17.2%	15.5%
Travel Planning	4,664	1,264	26	3,374	17,631	1,540	16,091	(73.5)%	(79.0)%
Intra-Segment Eliminations & Other	(1,046)	—	(59)	(987)	(1,802)	—	(1,802)	42.0%	45.2%
Total Pursuit	$173,868	$38,060	$1,676	$134,132	$153,364	$28,072	$125,292	13.4%	7.1%

Segment operating income(3):
Total Pursuit	$47,082	$5,819	$710	$40,553	$35,705	$6,000	$29,705	31.9%	36.5%

(1)	Acquisitions include CATC (acquired March 2016), FlyOver Canada (acquired December 2016), and FlyOver Iceland (acquired November 2017).
(2)

Organic revenue and organic segment operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating results, see the “Non-GAAP Measures” section of this MD&A.

(3)

Refer to Note 22 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

Pursuit revenue increased $20.5 million or 13.4%, due to strong growth in organic attractions revenue primarily driven by the fully renovated Banff Gondola (which was closed for renovations from October 2015 through April 2016), incremental revenue of $10.0 million primarily from the FlyOver Canada acquisition and, to a lesser degree, the CATC acquisition, and a favorable FX Impact of $1.7 million, offset in part by a reduction in travel planning revenue as Pursuit completed the previously announced downsizing of the Banff Jasper Collection’s package tours line of business and a revenue decline of $5.4 million due to the fire-related closure of the Mount Royal Hotel. Organic revenue* increased $8.8 million or 7.1%.

Pursuit operating income increased $11.4 million or 31.9%, primarily due to the increase in revenue from high-margin attractions. Operating income included a $2.5 million business interruption gain for the recovery of lost profits from the Mount Royal Hotel in 2017. Organic operating income* increased $10.8 million or 36.5%.

2018 Outlook

For 2018, we expect Pursuit’s revenue to increase at a high-single to low-double digit rate. We expect a favorable impact to Pursuit’s revenue of approximately $5 million from the planned re-opening of the Mount Royal Hotel in mid-year 2018. As of December 31, 2017, we had a deferred business interruption recovery of $1 million relating to 2018 lost profits from the Mount Royal Hotel that will be recognized in Pursuit’s segment operating results during the first half of 2018. We expect to incur start-up costs of approximately $1 million related to the development of our FlyOver Iceland attraction, which is expected to open in 2019. We anticipate a favorable FX Impact of approximately $5 million on Pursuit’s 2018 revenue and approximately $1 million on segment operating income. In addition to these factors, we expect organic growth across the rest of Pursuit’s lines of business.

2016 compared with 2015

The following table provides a comparison of Pursuit’s reported revenue and segment operating results to organic revenue(2)  and organic segment operating results(2) for the years ended December 31, 2016 and 2015.

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

Segment operating income(3):
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

(3)

Refer to Note 22 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

Pursuit revenue increased $41.2 million or 36.7%, primarily due to incremental revenue of $34.4 million from the 2016 acquisitions of CATC and Maligne Lake Tours, increases across all hospitality assets and attractions, offset in part by the strategic downsizing of the transportation line of business and an unfavorable FX Impact of $1.3 million. Organic revenue* increased $8.1 million or 7.2%.

* Refer to footnote (2) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating results.

Pursuit operating income increased $7.9 million or 28.4%, primarily due to higher revenue, offset in part by higher accruals for performance-based incentives, acquisition transaction-related costs, and investments to support continued growth of the business. Organic operating income* decreased $0.1 million or 0.4%.

* Refer to footnote (2) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating results.

Performance Measures

We use the following key business metrics, common in the hospitality industry, to evaluate Pursuit’s hospitality business:

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

We evaluate the performance of Pursuit’s attractions business utilizing the number of passengers and total attractions revenue per passenger. The number of passengers allows us to assess the volume of visitor activity at each attraction during the period. Total attractions revenue per passenger is calculated as total attractions revenue divided by the total number of passengers at all Pursuit attractions during the period. Total attractions revenue includes ticket sales and ancillary revenue generated by attractions, such as food and beverage and retail revenue. Total attractions revenue per passenger measures the total spend per visitor that attraction properties are able to capture, which is important to the profitability of the attractions business.

2017 compared with 2016

The following table provides Pursuit’s same-store key performance indicators for the years ended December 31, 2017 and 2016. The same-store metrics indicate the performance of all of Pursuit’s properties and attractions that we owned and operated at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. We believe this same-store constant currency basis provides better comparability between reporting periods.

	Year Ended December 31,
	2017	2016	% Change
Same-Store Key Performance Indicators (1)
Hospitality:
Room nights available	181,242	179,420	1.0%
RevPAR	$126	$118	6.8%
ADR	$180	$171	5.3%
Occupancy	70.2%	69.2%	1.0%
Attractions:
Passengers	1,793,779	1,594,508	12.5%
Revenue per passenger	$42	$33	27.3%
(1)

Same-Store Key Performance Indicators exclude the CATC hospitality properties and attraction (acquired in March 2016) and the FlyOver Canada attraction (acquired in December 2016), as we did not own them for the entirety of 2016. Additionally, the Same-Store Key Performance Indicators exclude the Mount Royal Hotel hospitality property due to its fire-related closure (effective December 2016). The Banff Gondola attraction was closed for renovations from October 2015 through April 2016. Accordingly, 2016 includes only eight months of operation whereas 2017 includes the full year of operations.

Hospitality. Room nights available increased during 2017 primarily due to changes in the opening dates of certain seasonal properties. RevPAR, ADR, and Occupancy increased during 2017 primarily due to our focus on revenue management and refreshing key assets to enhance the guest experience, as well as strong park visitation during 2017.

Attractions. The increase in the number of passengers during 2017 was primarily due to increased visitation at our Banff Gondola, which was closed for renovations during the first four months of 2016. Excluding the Banff Gondola, total same-store attraction passengers increased 53,225 in 2017 primarily driven by our efforts to enhance the guest experience and strong park visitation in Canada.

Revenue per passenger increased during 2017 primarily due to higher effective ticket prices driven by our focus on revenue management and refreshing key assets to enhance the guest experience, and higher ancillary revenue primarily resulting from our recent renovations of the food and beverage and retail operations at the Banff Gondola and the food and beverage operations at the Columbia Icefield Glacier Discovery Center.

During 2017, Pursuit derived approximately 64% of its revenue and 86% of its segment operating income from its Canadian operations, which are largely dependent on foreign customer visitation. Accordingly, the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations. Additionally, Pursuit is affected by consumer discretionary spending on tourism activities.

2016 compared with 2015

The following table provides Pursuit’s same-store key performance indicators for the years ended December 31, 2016 and 2015. The same-store metrics indicate the performance of all of Pursuit’s properties and attractions that we owned and operated at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. We believe this same-store constant currency basis provides better comparability between reporting periods.

	Year Ended December 31,
	2016	2015	% Change
Same-Store Key Performance Indicators (1)
Hospitality:
Room nights available	228,290	228,739	(0.2)%
RevPAR	$108	$97	11.3%
ADR	$153	$143	7.0%
Occupancy	71.1%	67.4%	3.7%
Attractions:
Passengers	1,478,172	1,340,175	10.3%
Revenue per passenger	$31	$31	0.0%
(1)

Same-Store Key Performance Indicators exclude the Maligne Lake Tours attraction (acquired in January 2016), the CATC hospitality properties and attraction (acquired in March 2016), and the FlyOver Canada attraction (acquired in December 2016), as we did not own them for the entirety of 2016. Same-store passengers and revenue per passenger were affected by the closure of the Banff Gondola from October 2015 through April 2016.

Hospitality. Room nights available decreased during 2016 primarily due to changes in the opening dates of certain seasonal Glacier Park, Inc. properties as a result of management’s review of a variety of factors, including weather conditions, opening dates of other properties in the area, and availability of seasonal employees.

RevPAR increased during the year ended December 31, 2016 due to increases in both ADR and occupancy across all geographies resulting from our focus on revenue management and strong park visitation in 2016 due in part to favorable weather conditions in contrast to forest fires during the third quarter of 2015.

Attractions. The increase in the number of passengers for the year ended December 31, 2016 was primarily due to revenue management initiatives combined with strong park visitation. During the year ended December 31, 2016, the number of passengers increased across all attractions. Growth in passengers was especially strong at the Glacier Skywalk attraction as a result of management’s decision to introduce a combination ticket that included both the Glacier Skywalk and the adjacent Columbia Icefield Glacier Adventure. Additionally, despite the Banff Gondola being partially closed for renovations during most of 2016, it showed strong demand with a 3.8% increase in the number of passengers during 2016 as compared to 2015. Excluding the Banff Gondola passengers, total attraction passengers would have increased 15.1% in 2016.

Revenue per passenger remained flat during 2016 primarily due to lower revenue from ancillary food and beverage and retail services at the Banff Gondola due to its partial closure and the greater proportion of total passengers coming from the lower-priced Glacier Skywalk.

Corporate Activities

	Year Ended December 31,
(in thousands)	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Corporate activities	$12,877	$10,322	$9,720	24.8%	6.2%

The increase in corporate activities during 2017, as compared to 2016, was primarily due to an increase in performance-based compensation expense driven by our common stock price appreciation relative to December 31, 2016. The increase in corporate activities during 2016, as compared to 2015, was primarily due to an increase in performance-based compensation expense, offset in part by costs related to a shareholder nomination and settlement agreement during 2015 and lower acquisition transaction-related costs in 2016.

Interest Expense

	Year Ended December 31,
(in thousands)	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Interest expense	$8,304	$5,898	$4,535	40.8%	30.1%

The increase in interest expense during 2017, as compared to 2016, and during 2016, as compared to 2015, was primarily due to higher debt balances resulting from acquisitions completed during 2016 and 2017.

Restructuring Charges

	Year Ended December 31,
(in thousands)	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Restructuring charges	$1,004	$5,183	$2,956	(80.6)%	75.3%

Restructuring charges during 2017, 2016 and 2015 were primarily related to the elimination of certain positions and facility consolidations in GES, as well as the elimination of certain positions at our corporate office and at Pursuit.

Impairment Charges (Recoveries)

	Year Ended December 31,
(in thousands)	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Impairment charges (recoveries), net	$(29,098)	$218	$96	**	**

** Change is greater than +/- 100%.

On December 29, 2016, the Mount Royal Hotel was damaged by a fire and closed. During July 2017, we resolved our property and business interruption insurance claims related to the fire for a total of $36.3 million.  We allocated $2.2 million to an insurance receivable, $29.3 million was recorded as an impairment recovery (partially offset by impairment charges of $0.2 million) related to construction costs to re-open the hotel, $2.5 million was recorded as a business interruption gain for the recovery of lost profits, $1.3 million was recorded as contra-expense to offset non-capitalizable costs we incurred, and the remaining $1.0 million was recorded as deferred income that will be recognized over the periods the business interruption losses are actually incurred.

Income Taxes

Excluding the impact of a $16.1 million net charge related to the Tax Act, income taxes went from an effective tax rate of 33% for the year ended December 31, 2016 to an effective rate of 28% for the year ended December 31, 2017. The decrease was primarily due to higher foreign income taxed at lower rates, the release of a valuation allowance related to foreign net operating losses, and the adoption of new accounting guidance, effective in the first quarter of 2017, which requires the excess tax benefit on share-based compensation to be recorded to income tax expense rather than equity. The 2016 effective tax rate of 33% increased from 28% in 2015 primarily due to a non-cash tax benefit of $1.6 million recorded in 2015 related to deferred taxes associated with certain foreign intangible assets.

Liquidity and Capital Resources

Cash and cash equivalents were $53.7 million as of December 31, 2017, as compared to $20.9 million as of December 31, 2016. During the year ended December 31, 2017, we generated net cash flow from operating activities of $112.2 million. We believe that our existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of December 31, 2017, approximately $52.0 million of our cash and cash equivalents was held outside of the United States, consisting of $22.6 million in Canada, $8.3 million in the Netherlands, $7.0 million in the United Kingdom, and $4.5 million in certain other countries. In addition, there is $9.6 million in Iceland related to our investment in Esja, which will be used to develop the FlyOver Iceland attraction. With the enactment of the Tax Act on December 22, 2017, we recognized the taxes on the deemed repatriation of all earnings outside of the U.S. as of December 31, 2017. All earnings have been deemed permanently reinvested by management.  As of December 31, 2017, the incremental tax associated with these earnings, if the cash balances were repatriated to the United States, would be zero.

Cash Flows

Operating Activities

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net income	$58,184	$42,795	$27,048
Depreciation and amortization	55,114	42,743	35,231
Deferred income taxes	26,049	7,672	469
Loss from discontinued operations	268	684	394
Impairment charges (recoveries)	(29,098)	218	96
Other non-cash items	18,422	19,239	11,090
Changes in assets and liabilities	(16,716)	(13,033)	(14,051)
Net cash provided by operating activities	$112,223	$100,318	$60,277

2017 compared with 2016

Net cash provided by operating activities increased $11.9 million primarily from results of operations.

2016 compared with 2015

Net cash provided by operating activities increased $40.0 million, primarily from results of operations.

Investing Activities

	Year Ended December 31,
(in thousands)	2017	2016	2015
Capital expenditures	$(56,621)	$(49,815)	$(29,839)
Proceeds from insurance	31,570	—	—
Cash paid for acquired businesses, net	(1,501)	(195,989)	(430)
Proceeds from dispositions of property and other assets	947	1,166	1,542
Net cash used in investing activities	$(25,605)	$(244,638)	$(28,727)

2017 compared with 2016

Net cash used in investing activities decreased $219.0 million, primarily due to cash payments, net of cash acquired, in 2016 of $196.0 million for the ON Services, FlyOver Canada, CATC, and Maligne Lake Tours acquisitions, and the Mount Royal Hotel fire-related insurance proceeds received in 2017, offset in part by an increase in capital expenditures.

2016 compared with 2015

Net cash used in investing activities increased $215.9 million, primarily due to cash payments, net of cash acquired, of $196.0 million for the 2016 acquisitions of ON Services, FlyOver Canada, CATC, and Maligne Lake Tours, and an increase in capital expenditures, primarily due to the Banff Gondola renovations.

Financing Activities

	Year Ended December 31,
(in thousands)	2017	2016	2015
Proceeds from borrowings	$90,004	$229,701	$50,000
Payments on debt and capital lease obligations	(135,801)	(108,915)	(62,969)
Dividends paid on common stock	(8,160)	(8,111)	(8,036)
Debt issuance costs	(5)	(336)	—
Common stock purchased for treasury	(2,119)	(722)	(4,816)
Acquisition of business - deferred consideration	—	(130)	(896)
Other	—	95	1,459
Net cash provided by (used in) financing activities	$(56,081)	$111,582	$(25,258)

2017 compared with 2016

The change in net cash provided by (used in) financing activities was primarily due to net debt payments of $45.8 million during 2017 compared to net debt proceeds of $120.8 million during 2016 related to the ON Services, CATC, and FlyOver Canada acquisitions completed in 2016 and an increase in cash used for common stock repurchases of $1.4 million.

2016 compared with 2015

The change in net cash provided by (used in) financing activities was primarily due to net debt proceeds of $120.8 million during 2016 related to the ON Services, CATC, and FlyOver Canada acquisitions and a decrease in cash used for common stock repurchases of $4.1 million.

Debt and Capital Lease Obligations

Refer to Note 11 – Debt and Capital Lease Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for further discussion.

Guarantees

Refer to Note 11 – Debt and Capital Lease Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for further discussion.

Share Repurchases

Our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. No shares were repurchased on the open market during 2017 or 2016. During 2015, we repurchased 141,462 shares on the open market for $3.8 million. As of December 31, 2017, 440,540 shares remained available for repurchase. The Board of Director’s authorization does not have an expiration date. We repurchased 41,532 shares for $2.1 million in 2017, 25,432 shares for $0.7 million during 2016, and 35,649 shares for $1.0 million in 2015 related to tax withholding requirements on vested share-based awards.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2017.

		Payments due by period
(in thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Revolver and term loan borrowings	$207,322	$151,072	$56,250	$—	$—
Operating leases	156,569	23,503	37,564	14,367	81,135
Pension and postretirement benefits (1)	33,666	3,945	6,763	6,721	16,237
Purchase obligations (2)	38,128	23,660	8,813	5,655	—
Capital lease obligations	2,854	1,527	1,311	16	—
Total contractual obligations (3)	$438,539	$203,707	$110,701	$26,759	$97,372
(1)

Estimated contributions related to multi-employer benefit plans are excluded from the table above. Refer to Note 17 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for further information.

(2)

Purchase obligations primarily represent payments due under various licensing agreements and commitments related to consulting and other contracted services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(3)

Aggregate self-insurance liabilities are excluded from the table above as the timing and amounts of future cash outflows are uncertain. Redeemable noncontrolling interest is also excluded from the above table as the redemption value of the put option and the timing and amounts of future cash outflows is uncertain. Refer to Note 9 – Other Current Liabilities, Note 10 – Other Deferred Items and Liabilities, and Note 21 – Redeemable Noncontrolling Interest of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for further information.

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Additionally, our business contributes to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering our union-represented employees. Refer to Note 20 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for further information.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements with unconsolidated special-purpose or other entities that would materially affect our financial position, results of operations, liquidity, or capital resources. Furthermore, we do not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk, or credit risk support; or engage in leasing or other services that may expose us to liability or risks of loss that are not reflected in the consolidated financial statements and related notes. Refer to Note 11 – Debt and Capital Lease Obligations, Note 19 – Leases and Other, and Note 20 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for further information.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with U.S. GAAP. We are required to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue, and expenses. Critical accounting policies are those policies that are most important to the portrayal of our financial position and results of operations, and that require us to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We identified and discussed with our audit committee the following critical accounting policies and estimates and the methodology and disclosures related to those estimates:

Goodwill and Other Intangible Assets — Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives are amortized over their respective estimated useful lives and are reviewed for impairment if an event occurs or circumstances change that would indicate the intangible asset’s carrying value may not be recoverable.

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Our reporting units are defined, and goodwill is tested, at either an operating segment level or at the component level of an operating segment, depending on various factors including the internal reporting structure of the operating segment, the level of integration among components, the sharing of assets and other resources among components, and the benefits and likely recoverability of goodwill by the component’s operations.

GES U.S. goodwill is assigned to, and tested at, the operating segment level (all GES domestic operations). GES International goodwill is assigned to and tested based on the segment’s geographical operations (GES Europe, Middle East, and Asia (“GES EMEA”) and GES Canada). Pursuit impairment testing is performed at the reporting unit level (Banff Jasper Collection, the Alaska Collection, the Glacier Park Collection, and FlyOver).

For purposes of goodwill impairment testing, we use a discounted expected future cash flow methodology (income approach) to estimate the fair value of our reporting units. The estimates and assumptions regarding expected future cash flows, discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience.

The most critical assumptions and estimates in determining the estimated fair value of our reporting units relate to the amounts and timing of expected future cash flows for each reporting unit and the reporting unit cost of capital (discount rate) applied to those cash flows. We estimate the assumed reporting unit cost of capital rates (discount rates) using a build-up method based on the perceived risk associated with the cash flows pertaining to the specific reporting unit. In order to assess the reasonableness of our fair value estimates, we perform a reconciliation of the aggregate fair values of our reporting units to our market capitalization.

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties, and different assumptions could lead to materially different results. As of December 31, 2017, our aggregate goodwill was $270.6 million. As a result of our most recent impairment analysis performed as of October 31, 2017, the excess of the estimated fair value over the carrying value for each of our reporting units (expressed as a percentage of the carrying amounts) under step one of the impairment test for GES U.S. was 134%, GES EMEA was 214%, GES Canada was 164%, Banff Jasper Collection was 147%, the Alaska Collection was 99%, the Glacier Park Collection was 16%, and FlyOver was 29%. Significant reductions in our expected future revenue, operating income, or cash flow forecasts and projections, or an increase in a reporting unit’s cost of capital, could trigger additional goodwill impairment testing, which may result in impairment charges.

If an impairment indicator related to intangible assets is identified, or if other circumstances indicate an impairment may exist, we perform an assessment to determine if an impairment loss should be recognized. This assessment includes a recoverability test to identify if the expected future undiscounted cash flows are less than the carrying value of the related assets. If the results of the recoverability test indicate that expected future undiscounted cash flows are less than the carrying value of the related assets, we perform a measurement of impairment and we recognize any carrying amount in excess of fair value as an impairment. We periodically evaluate the continued recoverability of intangible assets which were previously evaluated due to an impairment indicator to determine if remeasurement is necessary.

Income taxes — We are required to estimate and record provisions for income taxes in each of the jurisdictions in which we operate. Accordingly, we must estimate our actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in the Consolidated Balance Sheets. We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. We had gross deferred tax assets of $38.1 million as of December 31, 2017 and $58.3 million as of December 31, 2016, which includes the remeasurement due to the reduction in the U.S. tax rate from 35% to 21% resulting in an $8.0 million reduction in the 2017 gross deferred tax assets. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

While we believe that the deferred tax assets, net of existing valuation allowances, will be utilized in future periods, there are inherent uncertainties regarding the ultimate realization of these assets. It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in our valuation allowance. Such a change could result in a material increase or decrease to income tax expense in the period the assessment was made.

Due to the enactment of the Tax Act and the transition to a territorial tax system, we recognized $6.9 million of current federal tax expense and $1.2 million of current state tax expense for the mandatory deemed repatriation of our estimated unremitted earnings as of December 31, 2017. With the transition to a territorial tax system, future dividends will be fully deductible for federal tax purposes, however they may be taxable at the state level. We have not recorded deferred taxes on the incremental additional state taxes or withholding taxes on dividends from our foreign subsidiaries as we intend to reinvest those earnings in our foreign operations.

We record uncertain tax positions on the basis of a two-step process: first we determine whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position; and if so, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

Pension and postretirement benefits — Our pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. We presently anticipate contributing $1.1 million to our funded pension plans and $1.0 million to our unfunded pension plans in 2018.

We have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the employees’ service period. In addition, we retain the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, we expect to contribute $1.1 million to the plans in 2018.

The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review, and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. Refer to Note 17 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for further information.

Share-based compensation — We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan, which has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards.

Share-based compensation expense recognized in the consolidated financial statements was $11.0 million in 2017, $8.0 million in 2016, and $3.8 million in 2015, and the total tax benefits related to such costs were $4.1 million in 2017, $3.0 million in 2016, and $1.5 million in 2016. No share-based compensation costs were capitalized during 2017, 2016, or 2015.

The fair value of restricted stock awards is based on our stock price on the date of grant. Liability-based awards are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals, where applicable, and are remeasured on each balance sheet date based on our stock price, and the Monte Carlo simulation model, until the time of settlement. The Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of the price of our stock and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term. Equity-based awards (including performance units) are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals, until the time of settlement. We use the Black-Scholes option pricing model and key assumptions to determine the fair value of each stock option grant. These assumptions include our expected stock price volatility, the expected period of time the stock option will remain outstanding of which stock options have a ten-year life, the expected dividend yield on our common stock, and the risk-free interest rate. While we have not granted stock options since 2010, changes in the assumptions of any future grants could result in different estimates of the fair value of stock option grants, and consequently impact our future results of operations. Refer to Note 2 – Share-Based Compensation of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for further information.

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Overview and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2017 Form 10-K) for further information.

Non-GAAP Measures

In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we also disclose non-GAAP financial measures of Adjusted EBITDA, Segment operating income,  organic revenue, and organic segment operating income (collectively, the “Non-GAAP Measures”). The presentation of the Non-GAAP Measures is supplemental to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP. As not all companies use identical calculations, the Non-GAAP Measures may not be comparable to similarly titled measures used by other companies. We believe the presentation of the Non-GAAP Measures provides useful information to investors regarding our results of operations for trending, analyzing, and benchmarking the performance and value of our business.

•

“Adjusted EBITDA” is net income attributable to Viad before our portion of interest expense, income taxes, depreciation and amortization, impairment charges and recoveries, changes in accounting principles, and the effects of discontinued operations. Adjusted EBITDA is used to measure the profit and performance of our operations and to facilitate period-to-period comparisons. Refer to the table below for a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure.

•

“Segment operating income” is net income attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment losses and recoveries, and the reduction for income attributable to noncontrolling interest. Segment operating income is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons.

•

“Organic revenue” and “organic segment operating income” are revenue and segment operating income (as defined above), respectively, without the impact of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods. The impact of exchange rate variances is calculated as the difference between current period activity translated at the current period’s exchange rates and the comparable prior period’s exchange rates. We believe that the presentation of “organic” results permits investors to better understand our performance without the effects of exchange rate variances or acquisitions and to facilitate period-to-period comparisons and analysis of our operating performance. Refer to the “Results of Operations” section of this MD&A for reconciliations of organic revenue and organic segment operating income to the most directly comparable GAAP measures.

The Non-GAAP Measures are considered useful operating metrics as potential variations arising from taxes, depreciation and amortization, debt service costs, impairment charges and recoveries, changes in accounting principles, and the effects of discontinued operations are eliminated, thus resulting in additional measures considered to be indicative of our ongoing operations and segment performance. Although the Non-GAAP Measures are used as financial measures to assess the performance of the business, the use of these measures is limited because these measures do not consider material costs, expenses, and other items necessary to operate our business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state, local and foreign income taxes, impairment charges or recoveries, and the effects of accounting changes and discontinued operations. Since the Non-GAAP Measures do not consider the above items, a user of our financial information should consider net income attributable to Viad as an important measure of financial performance because it provides a more complete measure of our performance.

A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net income attributable to Viad	$57,707	$42,269	$26,606
Depreciation and amortization	55,114	42,743	35,231
Interest expense	8,304	5,898	4,535
Income tax expense	45,898	21,250	10,493
Impairment charges (recoveries)	(29,098)	218	96
Loss from discontinued operations	268	684	394
Other noncontrolling interest	(643)	(634)	(554)
Adjusted EBITDA	$137,550	$112,428	$76,801

The increase in Adjusted EBITDA during 2017 was primarily due to higher segment operating income at Pursuit and a decrease in restructuring charges. The increase in Adjusted EBITDA in 2016 was primarily due to higher segment operating income at GES and Pursuit. Refer to the “Results of Operations” section of this MD&A for a discussion of fluctuations.

Forward-Looking Non-GAAP Financial Measure

We also provide segment operating income as a forward-looking Non-GAAP Measure within the “Results of Operations” section of this MD&A. We do not provide a reconciliation of this forward-looking Non-GAAP Measure to the most directly comparable GAAP financial measure because, due to variability and difficulty in making accurate forecasts and projections and/or certain information not being ascertainable or accessible, not all of the information necessary for a quantitative reconciliation of this forward-looking Non-GAAP Measure to the most directly comparable GAAP financial measure is available without unreasonable efforts. Consequently, any attempt to disclose such reconciliation would imply a degree of precision that investors could find confusing or misleading. It is probable that this forward-looking Non-GAAP Measure may be materially different from the corresponding GAAP Measure.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure relates to fluctuations in foreign exchange rates, interest rates, and certain commodity prices. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect our financial condition or results of operations. Interest rate risk is the risk that changing interest rates will adversely affect our earnings or financial position. Commodity risk is the risk that changing prices will adversely affect our results of operations.

Our foreign operations are primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $12.0 million as of December 31, 2017 and $29.1 million as of December 31, 2016. We recorded unrealized foreign currency translation gains in other comprehensive income of $17.1 million during of the year ended December 31, 2017 and foreign currency translation losses of $5.8 million during the year ended December 31, 2016.

For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating results of our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our net earnings exposure arising from the translation of our foreign revenue and segment operating results. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this 2017 Form 10-K) for a discussion on the “Foreign Exchange Rate Variances”.

A hypothetical change of 10% in the Canadian dollar exchange rate would result in a change to 2017 operating income of approximately $4.6 million. A hypothetical change of 10% in the British pound exchange rate would result in a change to 2017 operating income of approximately $0.4 million. A hypothetical change of 10% in the Euro exchange rate would result in a change to 2017 operating income of approximately $0.5 million.

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of December 31, 2017 and 2016, we did not have any foreign currency forward contracts outstanding.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 8. Financial Statements and Supplementary Data

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2017	2016
Assets
Current assets
Cash and cash equivalents	$53,723	$20,900
Accounts receivable, net of allowances for doubtful accounts of $2,023 and $1,342, respectively	104,811	104,648
Inventories	30,372	31,420
Other current assets	21,030	18,449
Total current assets	209,936	175,417
Property and equipment, net	305,571	279,858
Other investments and assets	47,512	44,297
Deferred income taxes	23,548	42,549
Goodwill	270,551	254,022
Other intangible assets, net	62,781	73,673
Total Assets	$919,899	$869,816
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$77,380	$67,596
Customer deposits	33,415	42,723
Accrued compensation	30,614	29,913
Other current liabilities	38,720	30,390
Current portion of debt and capital lease obligations	152,599	174,968
Total current liabilities	332,728	345,590
Long-term debt and capital lease obligations	56,593	74,243
Pension and postretirement benefits	28,135	28,611
Other deferred items and liabilities	52,858	50,734
Total liabilities	470,314	499,178
Commitments and contingencies
Redeemable noncontrolling interest	6,648	—
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	574,458	573,841
Retained earnings	65,836	16,291
Unearned employee benefits and other	218	172
Accumulated other comprehensive loss	(22,568)	(39,391)
Common stock in treasury, at cost, 4,518,099 and 4,613,520 shares, respectively	(226,215)	(230,960)
Total Viad stockholders’ equity	429,131	357,355
Non-redeemable noncontrolling interest	13,806	13,283
Total stockholders’ equity	442,937	370,638
Total Liabilities and Stockholders’ Equity	$919,899	$869,816

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Revenue:
Exhibition and event services	$967,352	$881,137	$799,752
Exhibits and environments	165,745	170,469	177,126
Pursuit services	173,868	153,364	112,170
Total revenue	1,306,965	1,204,970	1,089,048
Costs and expenses:
Costs of services	1,050,547	954,667	868,369
Costs of products sold	161,992	165,118	166,095
Business interruption gain	(2,692)	—	—
Corporate activities	12,877	10,322	9,720
Interest income	(319)	(1,165)	(658)
Interest expense	8,304	5,898	4,535
Restructuring charges	1,004	5,183	2,956
Impairment charges (recoveries), net	(29,098)	218	96
Total costs and expenses	1,202,615	1,140,241	1,051,113
Income from continuing operations before income taxes	104,350	64,729	37,935
Income tax expense	45,898	21,250	10,493
Income from continuing operations	58,452	43,479	27,442
Loss from discontinued operations	(268)	(684)	(394)
Net income	58,184	42,795	27,048
Net income attributable to non-redeemable noncontrolling interest	(523)	(526)	(442)
Net loss attributable to redeemable noncontrolling interest	46	—	—
Net income attributable to Viad	$57,707	$42,269	$26,606
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$2.84	$2.12	$1.34
Discontinued operations attributable to Viad common stockholders	(0.01)	(0.03)	(0.02)
Net income attributable to Viad common stockholders	$2.83	$2.09	$1.32
Weighted-average outstanding and potentially dilutive common shares	20,405	20,177	19,981
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$2.84	$2.12	$1.34
Discontinued operations attributable to Viad common stockholders	(0.01)	(0.03)	(0.02)
Net income attributable to Viad common stockholders	$2.83	$2.09	$1.32
Weighted-average outstanding common shares	20,146	19,990	19,797
Dividends declared per common share	$0.40	$0.40	$0.40
Amounts attributable to Viad common stockholders
Income from continuing operations	$57,975	$42,953	$27,000
Loss from discontinued operations	(268)	(684)	(394)
Net income	$57,707	$42,269	$26,606

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net income	$58,184	$42,795	$27,048
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax effects of $121, $47, and $(78)	195	75	(125)
Unrealized foreign currency translation adjustments, net of tax	17,058	(5,827)	(35,673)
Change in net actuarial gain (loss), net of tax effects of $163, $617, and $653	344	894	2,556
Change in prior service cost, net of tax effects of $(473), $(219), and $(210)	(774)	(357)	(345)
Comprehensive income (loss)	75,007	37,580	(6,539)
Comprehensive income attributable to non-redeemable noncontrolling interest	(523)	(526)	(442)
Comprehensive loss attributable to redeemable noncontrolling interest	46	—	—
Comprehensive income (loss) attributable to Viad	$74,530	$37,054	$(6,981)

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock	Additional Capital	Retained Earnings (Deficit)	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2014	$37,402	$582,066	$(36,427)	$23	$(589)	$(247,088)	$335,387	$12,315	$347,702
Net income	—	—	26,606	—	—	—	26,606	442	27,048
Dividends on common stock ($0.40 per share)	—	—	(8,036)	—	—	—	(8,036)	—	(8,036)
Common stock purchased for treasury	—	—	—	—	—	(4,816)	(4,816)	—	(4,816)
Employee benefit plans	—	(7,957)	—	—	—	12,493	4,536	—	4,536
Share-based compensation—equity awards	—	2,156	—	—	—	—	2,156	—	2,156
Tax expense from share-based compensation	—	360	—	—	—	—	360	—	360
Unrealized foreign currency translation adjustment	—	—	—	—	(35,673)	—	(35,673)	—	(35,673)
Unrealized loss on investments	—	—	—	—	(125)	—	(125)	—	(125)
Amortization of net actuarial gain	—	—	—	—	2,556	—	2,556	—	2,556
Amortization of prior service cost	—	—	—	—	(345)	—	(345)	—	(345)
Other, net	—	(102)	(9)	86	—	—	(25)	—	(25)
Balance, December 31, 2015	37,402	576,523	(17,866)	109	(34,176)	(239,411)	322,581	12,757	335,338
Net income	—	—	42,269	—	—	—	42,269	526	42,795
Dividends on common stock ($0.40 per share)	—	—	(8,111)	—	—	—	(8,111)	—	(8,111)
Common stock purchased for treasury	—	—	—	—	—	(722)	(722)	—	(722)
Employee benefit plans	—	(5,251)	—	—	—	9,172	3,921	—	3,921
Share-based compensation—equity awards	—	2,525	—	—	—	—	2,525	—	2,525
Tax expense from share-based compensation	—	95	—	—	—	—	95	—	95
Unrealized foreign currency translation adjustment	—	—	—	—	(5,827)	—	(5,827)	—	(5,827)
Unrealized gain on investments	—	—	—	—	75	—	75	—	75
Amortization of net actuarial gain	—	—	—	—	894	—	894	—	894
Amortization of prior service cost	—	—	—	—	(357)	—	(357)	—	(357)
Other, net	—	(51)	(1)	63	—	1	12	—	12
Balance, December 31, 2016	$37,402	$573,841	$16,291	$172	$(39,391)	$(230,960)	$357,355	$13,283	$370,638
Net income	—	—	57,707	—	—	—	57,707	523	58,230
Dividends on common stock ($0.40 per share)	—	—	(8,160)	—	—	—	(8,160)	—	(8,160)
Common stock purchased for treasury	—	—	—	—	—	(2,119)	(2,119)	—	(2,119)
Employee benefit plans	—	(2,687)	—	—	—	6,864	4,177	—	4,177
Share-based compensation—equity awards	—	3,623	—	—	—	—	3,623	—	3,623
Unrealized foreign currency translation adjustment	—	—	—	—	17,058	—	17,058	—	17,058
Unrealized gain on investments	—	—	—	—	195	—	195	—	195
Amortization of net actuarial loss	—	—	—	—	344	—	344	—	344
Amortization of prior service cost	—	—	—	—	(774)	—	(774)	—	(774)
Other, net	—	(319)	(2)	46	—	—	(275)	—	(275)
Balance, December 31, 2017	$37,402	$574,458	$65,836	$218	$(22,568)	$(226,215)	$429,131	$13,806	$442,937

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$58,184	$42,795	$27,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,114	42,743	35,231
Deferred income taxes	26,049	7,672	469
Loss from discontinued operations	268	684	394
Restructuring charges	1,004	5,183	2,956
Impairment charges (recoveries)	(29,098)	218	96
(Gains) losses on dispositions of property and other assets	1,420	(54)	(690)
Share-based compensation expense	10,969	8,038	3,848
Excess tax benefit from share-based compensation arrangements	—	(95)	(418)
Other non-cash items, net	5,029	6,167	5,394
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(2,338)	(9,358)	(16,665)
Inventories	2,505	(2,646)	4,872
Accounts payable	7,546	1,770	(2,619)
Restructuring liabilities	(1,954)	(3,866)	(2,572)
Accrued compensation	(5,152)	(353)	1,469
Customer deposits	(10,572)	8,429	408
Income taxes payable	5,820	(4,630)	67
Other assets and liabilities, net	(12,571)	(2,379)	989
Net cash provided by operating activities	112,223	100,318	60,277
Cash flows from investing activities
Capital expenditures	(56,621)	(49,815)	(29,839)
Proceeds from insurance	31,570	—	—
Cash paid for acquired businesses, net	(1,501)	(195,989)	(430)
Proceeds from dispositions of property and other assets	947	1,166	1,542
Net cash used in investing activities	(25,605)	(244,638)	(28,727)
Cash flows from financing activities
Proceeds from borrowings	90,004	229,701	50,000
Payments on debt and capital lease obligations	(135,801)	(108,915)	(62,969)
Dividends paid on common stock	(8,160)	(8,111)	(8,036)
Debt issuance costs	(5)	(336)	—
Common stock purchased for treasury	(2,119)	(722)	(4,816)
Excess tax benefit from share-based compensation arrangements	—	95	418
Acquisition of business - deferred consideration	—	(130)	(896)
Proceeds from exercise of stock options	—	—	1,041
Net cash provided by (used in) financing activities	(56,081)	111,582	(25,258)
Effect of exchange rate changes on cash and cash equivalents	2,286	(2,893)	(6,751)
Net change in cash and cash equivalents	32,823	(35,631)	(459)
Cash and cash equivalents, beginning of year	20,900	56,531	56,990
Cash and cash equivalents, end of period	$53,723	$20,900	$56,531

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Overview and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of Viad have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Viad and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

Nature of Business

We are an international experiential services company with operations principally in the United States, Canada, the United Kingdom, continental Europe, the United Arab Emirates, and Hong Kong. We are committed to providing unforgettable experiences to our clients and guests. We operate through three reportable business segments: GES U.S., GES International, (collectively, “GES”), and Pursuit.

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

GES’ clients include event organizers and corporate brand marketers. Event organizers schedule and run the event from start to finish. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products, and build business relationships. GES serves corporate brand marketers when they exhibit at shows and when GES is engaged to manage their global exhibit program or produce their proprietary corporate events.

Pursuit

Pursuit is a collection of iconic natural and cultural destination travel experiences that enjoy perennial demand. Pursuit is comprised of four lines of business: Hospitality, Attractions, Transportation, and Travel Planning. These four lines of business work together, driving economies of scope and meaningful scale in and around the iconic destinations of Banff, Jasper, and Waterton Lakes National Parks and Vancouver in Canada, and Glacier, Denali, and Kenai Fjords National Parks in the United States. Pursuit is comprised of Brewster Travel Canada, which is marketed as the Banff Jasper Collection; the Alaska Collection; Glacier Park, Inc., which is marketed as the Glacier Park Collection, and FlyOver.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things, the fair value of our reporting units used to perform annual impairment testing of recorded goodwill; allowances for uncollectible accounts receivable; provisions for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; sublease income associated with restructuring liabilities; assumptions used to measure pension and postretirement benefit costs and obligations; assumptions used to determine share-based compensation costs under the fair value method; assumptions in the redemption value of redeemable noncontrolling interests; and allocation of purchase price of acquired businesses. Actual results could differ from these and other estimates.

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with remaining maturities when purchased of three months or less. Cash and cash equivalents consist of cash and bank demand deposits and money market mutual funds. Investments in money market mutual funds are classified as available-for-sale and carried at fair value.

Allowances for Doubtful Accounts

Allowances for doubtful accounts reflect the best estimate of probable losses inherent in the accounts receivable balance. The allowances for doubtful accounts, including a sales allowance for discounts at the time of sale, are based upon an evaluation of the aging of receivables, historical trends, and the current economic environment.

Inventories

Inventories, which consist primarily of exhibit design and construction materials and supplies, as well as deferred show costs, including labor, show purchases, and commissions used in providing convention show services, are stated at the lower of cost (first-in, first-out and specific identification methods) or net realizable value.

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

Capitalized Software

Certain internal and external costs incurred in developing or obtaining internal use software are capitalized. Capitalized costs principally relate to costs incurred to purchase software from third parties, external direct costs of materials and services, and certain payroll-related costs for employees directly associated with software projects once application development begins. Costs associated with preliminary project activities, training, and other post-implementation activities are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful lives of the software, ranging from three to ten years. These costs are included in the Consolidated Balance Sheets under the caption “Property and equipment, net.”

Goodwill

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We use a discounted expected future cash flow methodology (income approach) in order to estimate the fair value of our reporting units for purposes of goodwill impairment testing. The estimates and assumptions regarding expected future cash flows, discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results.

Cash Surrender Value of Life Insurance

We have Company-owned life insurance contracts which are intended to fund the cost of certain employee compensation and benefit programs. These contracts are carried at cash surrender value, net of outstanding policy loans. The cash surrender value represents the amount of cash we could receive if the policies were discontinued before maturity. The changes in the cash surrender value of the policies, net of insurance premiums, are included as a component of “Costs of Services” in the Consolidated Statements of Operations.

Self-Insurance Liabilities

We are self-insured up to certain limits for workers’ compensation, automobile, product and general liability, property loss, and medical claims. We retained certain liabilities related to workers’ compensation and general liability insurance claims in conjunction with previously sold operations. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on historical experience, claims frequency, insurance coverage, and other factors. We purchased insurance for amounts in excess of the self-insured levels.

Environmental Remediation Liabilities

Environmental remediation liabilities represent the estimated cost of environmental remediation obligations primarily associated with previously sold operations. The amounts accrued primarily consist of the estimated direct incremental costs, on an undiscounted basis, for contractor and other services related to remedial actions and post-remediation site monitoring. Environmental remediation liabilities are recorded when the specific obligation is considered probable and the costs are reasonably estimable. Subsequent recoveries from third parties, if any, are recorded through discontinued operations when realized. Environmental insurance is maintained that provides coverage for new and undiscovered pre-existing conditions at both our continuing and discontinued operations.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 11 – Debt and Capital Lease Obligations for the estimated fair value of debt obligations.

Non-redeemable Noncontrolling Interest and Redeemable Noncontrolling Interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership that we do not own in Glacier Park, Inc. of 20%. We report non-redeemable noncontrolling interest within stockholders’ equity in the Consolidated Balance Sheets. The amount of consolidated net income attributable to Viad and the non-redeemable noncontrolling interest is presented in the Consolidated Statements of Operations.

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. The Esja purchase agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded to retained earnings and is included in our earnings per share. Refer to Note 21 – Redeemable Noncontrolling Interest for additional information.

Foreign Currency Translation

Our foreign operations are primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. GES derives revenue primarily by providing core services, event technology services, and audio-visual services to event organizers and exhibitors participating in live events. GES derives revenue from consumer events by charging visitors to view the touring exhibitions. Exhibition and event service’s revenue is recognized when services are completed, net of commissions. Exhibits and environments revenue is accounted for using the completed-contract method. Pursuit generates revenue through its hospitality, attractions, transportation, and travel planning services. Pursuit’s revenue is recognized at the time services are performed.

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

Insurance proceeds allocated to business interruption gains are reported as cash flows from operating activities, and proceeds allocated to impairment recoveries are reported as cash flows from investing activities. Insurance proceeds used for capitalizable costs are classified as cash flows from investing activities, and proceeds used for non-capitalizable costs are classified as operating activities.

On December 29, 2016, the Mount Royal Hotel was damaged by a fire and closed. During the fourth quarter of 2016, we recorded an asset impairment loss of $2.2 million and an offsetting impairment recovery (and related insurance receivable) as the losses related to the fire were covered by our property and business interruption insurance. During July 2017, we resolved our property and business interruption insurance claims for a total of $36.3 million. We allocated $2.2 million to an insurance receivable, $29.3 million was recorded as an impairment recovery (partially offset by impairment charges of $0.2 million) related to construction costs to re-open the hotel, $2.5 million was recorded as a business interruption gain for the recovery of lost profits, $1.3 million was recorded as contra-expense to offset non-capitalizable costs incurred, and the remaining $1.0 million was recorded as deferred revenue, which will be recognized over the periods when the business interruption losses are actually incurred.

Share-Based Compensation

Share-based compensation costs, related to all share-based payment awards, are recognized and measured using the fair value method of accounting. These awards generally include restricted stock, liability-based awards (including performance units and restricted stock units), and stock options, and contain forfeiture and non-compete provisions.

The fair value of restricted stock awards is based on our closing stock price on the date of grant. We issue restricted stock awards from shares held in treasury. Future vesting of restricted stock is generally subject to continued employment. Holders of restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge, or otherwise encumber the stock, except to the extent restrictions have lapsed and in accordance with our stock trading policy.

Restricted stock awards vest between three and five years from the date of grant. Share-based compensation expense related to restricted stock is recognized using the straight-line method over the requisite service period of approximately three years. For awards with a five-year vesting period, expense is recognized based on an accelerated multiple-award approach over a five-year period. For these awards, 40% of the shares vest on the third anniversary of the grant and the remaining shares vest in 30% increments over the subsequent two anniversary dates.

Liability-based awards (including performance units and restricted stock units) are recorded at estimated fair value, based on the number of units expected to vest and where applicable, the level of achievement of predefined performance goals. These awards are remeasured on each balance sheet date based on our stock price, and the Monte Carlo simulation model, until the time of settlement. A Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of our stock price and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term. To the extent earned, liability-based awards are settled in cash based on our stock price. Compensation expense related to liability-based awards is recognized ratably over the requisite service period of approximately three years.

Equity-based awards (including performance units) are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals, until the time of settlement. To the extent earned, equity-based awards are settled in our common stock. Compensation expense related to equity-based awards is recognized ratably over the requisite service period of approximately three years.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. Share-based compensation expense related to stock option awards is recognized using the straight-line method over the requisite service period of approximately five years. The exercise price of stock options is based on the market value of our common stock at the date of grant. We have not granted stock options since 2010.

Common Stock in Treasury

Common stock purchased for treasury is recorded at historical cost. Subsequent share reissuances are primarily related to share-based compensation programs and recorded at weighted-average cost.

Income Per Common Share

We apply the two-class method in calculating income per common share as unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities. Accordingly, such securities are included in the earnings allocation in calculating income per share. The adjustment to the carrying value of the redeemable noncontrolling interest is reflected in income per common share.

Impact of Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements:

Standard	Description	Date of adoption	Effect on the financial statements
Standards Not Yet Adopted
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

The standard establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. We may adopt either retrospectively to each prior period presented with the option to elect certain practical expedients or with the cumulative effect recognized at the date of initial application and providing certain disclosures.

Subsequent to the issuance of ASU 2014-09, the FASB issued several amendments in 2016 which do not change the core principle of the guidance stated in ASU 2014-09. Rather, they are intended to clarify and improve understanding of certain topics included within the revenue standard.

January 1, 2018

We assigned internal resources and engaged a third-party service provider to assist in evaluating the impact on our accounting policies, processes, and system requirements. Based on our assessment, the adoption of this standard will not have a material impact on our consolidated financial statements. The impact primarily relates to the deferral of certain commissions which were previously expensed as incurred but will generally be capitalized and amortized over the period of contract performance, and the deferral of certain costs incurred in connection with trade shows which were previously expensed as incurred but will generally be capitalized and expensed upon the completion of the show. We adopted the standard on January 1, 2018 and will be using the modified retrospective transition method. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition.

ASU 2016-02, Leases (Topic 842)

The amendment requires lessees to recognize on their balance sheet a right-of-use asset and a lease liability for leases with lease terms greater than one year. The amendment requires additional disclosures about leasing arrangements, and requires a modified retrospective approach to adoption. Early adoption is permitted.

January 1, 2019

We are currently evaluating the potential impact the adoption of this new guidance will have on our financial position or results of operations including analyzing our existing operating leases. Based on our current assessment, the adoption of this standard will have a material impact on our Consolidated Balance Sheets, however the income statement is not expected to be materially impacted. We expect the most significant impact will relate to facility and equipment leases, which are currently recorded as operating leases. We are continuing our assessment, which may identify other impacts. We will adopt the standard on January 1, 2019.

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

January 1, 2020

The adoption of this new guidance is not expected to have a significant effect on our consolidated financial statements and we expect the adoption to reduce the complexity surrounding the analysis of goodwill impairment.

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

		January 1, 2017	The adoption of this new guidance resulted in a decrease in tax expense of $1.1 million, or a 1.1% decrease in our effective tax rate, as compared to 2016.

Note 2. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Performance unit incentive plan (“PUP”)	$8,088	$5,703	$1,692
Restricted stock	2,594	2,073	2,111
Restricted stock units	287	262	45
Share-based compensation before income tax benefit	10,969	8,038	3,848
Income tax benefit	(4,079)	(2,988)	(1,454)
Share-based compensation, net of income tax benefit	$6,890	$5,050	$2,394

We recorded share-based compensation expense through restructuring expense of $0.1 million during 2017, $0.2 million in 2016, and $45,000 in 2015. The 2017 and 2016 amounts relate to PUP and restricted stock units. The 2015 amount related to restricted stock units. No share-based compensation costs were capitalized during 2017, 2016, or 2015.

The following table summarizes the activity of the outstanding share-based compensation awards:

	PUP Awards		Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2016	255,505	$26.11	267,051	$25.96	15,982	$25.58
Granted	73,557	$47.44	67,029	$46.99	2,950	$47.45
Vested	(76,082)	$24.07	(112,548)	$24.04	(6,182)	$24.97
Forfeited	(13,642)	$34.99	(14,633)	$35.31	—	$—
Balance at December 31, 2017	239,338	$32.80	206,899	$33.16	12,750	$30.94

Viad Corp Omnibus Incentive Plan

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan was approved by our stockholders and was effective May 18, 2017. The 2017 Plan replaced the 2007 Viad Corp Omnibus Stock Plan (the “2007 Plan”). No further awards may be made under the 2007 Plan, although awards previously granted under the 2007 Plan will remain outstanding in accordance with their respective terms. The 2017 Plan has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of December 31, 2017, there were 1,744,546 shares available for future grant under the 2017 Plan.

PUP Awards

In February 2016, the PUP Plan was amended to provide that PUP awards earned under the 2007 Plan may be payable in the form of cash or in shares of our common stock (or a combination of both). Previously, payouts could only be made in cash. The vesting of shares is based upon achievement of certain performance-based criteria. The performance period of the shares is three years.

During the year ended December 31, 2017, we granted $3.5 million PUP awards of which $1.4 million are payable in shares. Liabilities related to PUP awards were $11.0 million as of December 31, 2017 and $7.6 million as of December 31, 2016. In March 2017, PUP awards granted in 2014 vested and we distributed cash payouts of $3.7 million. In March 2016, PUP awards granted in 2013 vested and we distributed cash payouts of $0.2 million. In March 2015, PUP awards granted in 2012 vested and we distributed cash payouts of $2.4 million.

Restricted Stock

The grant date fair value of vested restricted stock was $2.7 million in 2017, $2.0 million in 2016, and $2.2 million in 2015. As of December 31, 2017, the unamortized cost of outstanding restricted stock awards was $2.5 million, which we expect to recognize over a weighted-average period of approximately 1.2 years. We repurchased 41,532 shares for $2.1 million in 2017 and 25,432 shares for $0.7 million in 2016 related to tax withholding requirements on vested share-based awards. During 2015, we repurchased 141,462 shares on the open market for $3.8 million and 35,649 shares for $1.0 million related to tax withholding requirements on vested share-based awards.

Restricted Stock Units

Aggregate liabilities related to restricted stock units was $0.5 million as of December 31, 2017 and $0.4 million as of December 31, 2016. In February 2017, portions of the 2012 and 2014 restricted stock units vested and we distributed cash payouts of $0.3 million. In February 2016, portions of the 2011, 2012, and 2013 restricted stock units vested and we distributed cash payouts of $0.2 million. In February 2015, portions of the 2010, 2011, and 2012 restricted stock units vested and we distributed cash payouts of $0.3 million.

Stock Options

During the year ended December 31, 2017, there was no stock option activity. As of both December 31, 2017 and 2016, there were 63,773 stock options outstanding and exercisable with a weighted-average exercise price of $16.62 and a weighted-average remaining contractual life of 2 years. As of December 31, 2017, there were no unrecognized costs related to non-vested stock option awards.

The following table provides additional stock option information:

	December 31,
(in thousands)	2017	2016	2015
Total intrinsic value of stock options outstanding(1)	$2,473	$1,753	$740
Total intrinsic value of stock options exercised	$—	$—	$1,474
Cash received from the exercise of stock options	$—	$—	$898
Tax benefits realized for tax deductions related to stock option exercises	$—	$—	$104
(1)

The intrinsic value of stock options outstanding represents the difference between our closing stock price on December 31 of each year and the exercise price, multiplied by the number of in-the-money stock options.

Note 3. Acquisition of Businesses

2017 Acquisitions

Poken

In March 2017, we acquired Poken event engagement technology for total cash consideration of $1.7 million. Transaction costs associated with the acquisition of Poken were $0.3 million in 2017, which are included in cost of services in the Consolidated Statements of Operations. These assets have been included in the consolidated financial statements from the date of acquisition.

Esja

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Esja is developing and will operate a new FlyOver Iceland attraction, which is expected to open in 2019. The purchase price was €8.2 million (approximately $9.5 million) in cash, which included a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. The noncontrolling interest’s carrying value is determined by the fair value of the noncontrolling interest as of the acquisition date, the noncontrolling interests’ share of the subsequent net income or loss, and the accretion of the redemption value of the put option. As of the transaction date, the fair value of the noncontrolling interest was estimated to be $6.7 million. Due to the recent timing of the acquisition, the fair value of the noncontrolling interest is not yet finalized and is subject to change within the measurement period (up to one year from the acquisition date). Refer to Note 21 – Redeemable Noncontrolling Interest for additional information.

Under the acquisition method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired is recorded as goodwill. Goodwill is included in the Pursuit business group and the primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future income from operations after opening in 2019. Transaction costs associated with the acquisition of Esja were $0.1 million in 2017, which are included in cost of services in the Consolidated Statements of Operations.

The results of operations of Esja have been included in the consolidated financial statements from the date of acquisition. During 2017, Esja had an operating loss of $0.1 million.

2016 Acquisitions

Maligne Lake Tours

On January 4, 2016, we acquired the assets and operations of Maligne Tours Ltd. (“Maligne Lake Tours”), which provides interpretive boat tours and related services at Maligne Lake, the largest lake in Jasper National Park. The purchase price was $20.9 million Canadian dollars (approximately $15.0 million U.S. dollars) in cash.

Transaction costs associated with the Maligne Lake Tours acquisition were $0.1 million in 2017 and $0.1 million in 2016, which are included in cost of services in the Consolidated Statements of Operations and $0.2 million in 2015, which are included in corporate activities in the Consolidated Statements of Operations. The results of operations of Maligne Lake Tours have been included in the consolidated financial statements from the date of acquisition.

CATC

On March 11, 2016, we acquired 100% of the equity interests in CATC Alaska Tourism Corporation (“CATC”), the operator of an Alaskan tourism business that includes a marine sightseeing tour business, three lodges, and a package tour business. The purchase price was $45.0 million in cash.

Transaction costs associated with the CATC acquisition were $0.1 million in 2017, $0.1 million in 2016, and $0.6 million in 2015, which are included in corporate activities in the Consolidated Statements of Operations. The results of operations of CATC have been included in the consolidated financial statements from the date of acquisition.

ON Services

On August 11, 2016, we acquired the assets and operations of ON Event Services, LLC (“ON Services”), a leading provider of audio-visual production services for live events in the United States. The aggregate purchase price was up to $92.5 million in cash, which included an earnout payment (the “Earnout”) of up to $5.5 million. The fair value of the Earnout was valued on the date of acquisition and was remeasured based on the financial performance of ON Services for 2016. As of the transaction date, the fair value of the Earnout was estimated to be $540,000.

Transaction costs associated with the ON Services acquisition were $0.1 million in 2017 and $0.9 million in 2016, which are included in corporate activities in the Consolidated Statement of Operations. The results of operations of ON Services have been included in the consolidated financial statements from the date of acquisition.

FlyOver Canada

On December 29, 2016, we acquired the assets and operations of FlyOver Canada, a recreational attraction that provides a virtual flight ride experience with a combination of motion seating, spectacular media, and visual effects including wind, scents, and mist. The purchase price was $68.8 million Canadian dollars (approximately $50.9 million U.S. dollars) in cash.

Transaction costs associated with the FlyOver Canada acquisition were $0.1 million in 2017 and $0.5 million in 2016, which are included in cost of services in the Consolidated Statements of Operations. The results of operations of FlyOver Canada have been included in the consolidated financial statements from the date of acquisition.

The following table summarizes the final allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisitions. The balances in the table below remain unchanged from the balances reflected in the Consolidated Balance Sheets in our Annual Report on Form 10-K for the year ended December 31, 2016.

	Maligne Lake Tours	CATC	ON Services	FlyOver Canada
(in thousands)
Purchase price paid as:
Cash	$14,962	$45,000	$87,000	$50,920
Working capital adjustment	—	(35)	344	—
Contingent consideration	—	—	540	—
Cash acquired	—	(2,196)	—	(6)
Total purchase price, net of cash acquired	14,962	42,769	87,884	50,914

Fair value of net assets acquired:
Accounts receivable	—	8	4,643	—
Inventories	246	921	256	11
Prepaid expenses	2	82	872	37
Property and equipment	4,133	43,470	14,827	10,867
Intangible assets	9,244	980	33,990	6,028
Total assets acquired	13,625	45,461	54,588	16,943
Accounts payable	—	306	992	—
Accrued liabilities	—	434	564	118
Customer deposits	15	1,952	851	—
Other liabilities	240	—	274	—
Total liabilities acquired	255	2,692	2,681	118
Total fair value of net assets acquired	13,370	42,769	51,907	16,825
Excess purchase price over fair value of net assets acquired (“goodwill”)	$1,592	$—	$35,977	$34,089

Under the acquisition method of accounting, the purchase prices as shown in the table above are allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired is recorded as goodwill. Goodwill is included in the Pursuit business group for Maligne Lake Tours and FlyOver Canada and in the GES business group for ON Services. The primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future growth opportunities, and the expansion of the FlyOver concept for FlyOver Canada, when combined with our other businesses. All goodwill is deductible for tax purposes pursuant to Canadian tax regulations for Maligne Lake Tours and FlyOver Canada and over a period of 15 years for ON Services. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature.

Following are the details of the purchase price allocated to the intangible assets acquired for the 2016 Acquisitions:

(in thousands, except weighted average life)	Maligne Lake Tours	CATC	ON Services	FlyOver Canada
Customer relationships	$788	$780	$27,620	$1,592
Operating licenses	8,313	—	—	—
Trade name	143	200	3,190	3,710
Non-compete agreements	—	—	3,180	726
Fair value of intangible assets acquired	$9,244	$980	$33,990	$6,028
Weighted average life	26.7 years(1)	5.8 years	10.5 years	9.4 years
(1)	Largely attributable to operating licenses amortized over the remaining Parks Canada lease of 29 years.

Supplementary pro forma financial information

The following table summarizes our unaudited pro forma results of operations assuming the 2016 Acquisitions had each been completed on January 1, 2015:

	Year Ended December 31,
(in thousands, except per share data)	2016	2015
Revenue	$1,250,290	$1,183,656
Depreciation and amortization	$52,074	$52,631
Income from continuing operations	$43,727	$27,881
Net income attributable to Viad	$42,517	$27,045
Diluted income per share	$2.10	$1.35
Basic income per share	$2.10	$1.35

Note 4. Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2017	2016
Raw materials	$17,550	$16,846
Work in process	12,822	14,574
Inventories	$30,372	$31,420

Note 5. Other Current Assets

Other current assets consisted of the following:

	December 31,
(in thousands)	2017	2016
Prepaid vendor payments	$5,048	$3,633
Income tax receivable	4,237	3,614
Prepaid software maintenance	3,386	2,804
Prepaid insurance	2,610	2,479
Prepaid taxes	912	850
Prepaid rent	730	327
Prepaid other	2,172	731
Other	1,935	4,011
Other current assets	$21,030	$18,449

Note 6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2017	2016
Land and land interests(1)	$32,544	$31,670
Buildings and leasehold improvements	222,118	185,987
Equipment and other(2)	351,676	326,868
Gross property and equipment	606,338	544,525
Accumulated depreciation	(300,767)	(264,667)
Property and equipment, net	$305,571	$279,858
(1)

Land and land interests include certain leasehold interests in land within Pursuit for which we are considered to have perpetual use rights. The carrying amount of these leasehold interests was $8.4 million as of December 31, 2017 and $7.9 million as of December 31, 2016. These land interests are not subject to amortization.

(2)

Equipment and other includes capitalized costs incurred in developing or obtaining internal and external use software. The net carrying amount of capitalized software was $10.1 million as of December 31, 2017 and $11.9 million as of December 31, 2016.

Depreciation expense was $42.7 million for 2017, $33.6 million for 2016, and $28.1 million for 2015.

Non-cash increases to property and equipment related to assets acquired under capital leases were $2.5 million for 2017, $1.2 million for 2016, and $1.0 million for 2015. Non-cash increases to property and equipment purchases in accounts payable and accrued liabilities were $2.3 million for 2017, $0.9 million for 2016, and $2.3 million for 2015.

On December 29, 2016, the Mount Royal Hotel in Banff, Canada was damaged by a fire and closed. As a result of the fire, we recorded an impairment loss of $2.2 million against the net book value of the hotel assets. During 2017, we resolved our property and business interruption insurance claims related to the fire for a total of $36.3 million of which $29.3 million was recorded as an impairment recovery (partially offset by impairment charges of $0.2 million) related to construction costs to re-open the hotel.

During 2016, we recorded impairment charges of $0.2 million related to the write-down of certain software and buses in Pursuit. During 2015, we recorded impairment charges of $0.1 million related to the write-off of certain software in Pursuit. Impairment charges (recoveries) are included in the Consolidated Statements of Operations.

Note 7. Other Investments and Assets

Other investments and assets consisted of the following:

	December 31,
(in thousands)	2017	2016
Cash surrender value of life insurance	$23,947	$23,197
Self-insured liability receivable	10,442	10,463
Workers’ compensation insurance security deposits	3,550	4,050
Other mutual funds	2,637	2,062
Other	6,936	4,525
Other investments and assets	$47,512	$44,297

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	GES U.S.	GES International	Pursuit	Total
Balance at December 31, 2015	$112,300	$38,635	$34,288	$185,223
Business acquisitions	35,977	—	35,681	71,658
Foreign currency translation adjustments	—	(4,175)	1,316	(2,859)
Balance at December 31, 2016	148,277	34,460	71,285	254,022
Business acquisitions	—	1,060	7,094	8,154
Foreign currency translation adjustments	—	3,320	5,055	8,375
Balance at December 31, 2017	$148,277	$38,840	$83,434	$270,551

The following table summarizes goodwill by reporting unit and segment:

	December 31,
(in thousands)	2017	2016
GES:
U.S.	$148,277	$148,277
International:
GES EMEA	31,612	27,694
GES Canada	7,228	6,766
Total GES	187,117	182,737
Pursuit:
Banff Jasper Collection	35,305	32,587
Alaska Collection	3,184	3,184
Glacier Park Collection	1,268	1,268
FlyOver	43,677	34,246
Total Pursuit	83,434	71,285
Total Goodwill	$270,551	$254,022

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

GES U.S. goodwill is assigned to, and tested at, the operating segment level. GES International goodwill is assigned to and tested based on the segment’s geographical operations (GES Europe, Middle East, and Asia (“GES EMEA”) and GES Canada). Pursuit’s impairment testing is performed at the reporting unit level (Banff Jasper Collection, the Alaska Collection, Glacier Park Collection, and FlyOver).

As a result of our most recent impairment analysis performed as of October 31, 2017, the excess of the estimated fair value over the carrying value for each of our reporting units (expressed as a percentage of the carrying amounts) under step one of the impairment test for GES U.S. was 134%, GES EMEA was 214%, GES Canada was 164%, the Banff Jasper Collection was 147%, the Alaska Collection was 99%, the Glacier Park Collection was 16%, and FlyOver was 29%.

Our accumulated goodwill impairment as of both December 31, 2017 and 2016 was $229.7 million.

Other intangible assets consisted of the following:

	December 31, 2017			December 31, 2016
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$68,798	$(23,696)	$45,102	$67,762	$(14,345)	$53,417
Operating contracts and licenses	9,951	(1,094)	8,857	9,315	(652)	8,663
Tradenames	8,633	(2,873)	5,760	8,324	(1,440)	6,884
Non-compete agreements	5,363	(3,007)	2,356	5,190	(1,369)	3,821
Other	896	(650)	246	886	(458)	428
Total amortized intangible assets	93,641	(31,320)	62,321	91,477	(18,264)	73,213
Unamortized intangible assets:
Business licenses	460	—	460	460	—	460
Other intangible assets	$94,101	$(31,320)	$62,781	$91,937	$(18,264)	$73,673

Intangible asset amortization expense was $12.4 million during 2017, $9.2 million during 2016, and $7.2 million during 2015. The weighted-average amortization period of customer contracts and relationships is approximately 8.5 years, operating contracts and licenses is approximately 26.3 years, tradenames is approximately 7.0 years, non-compete agreements is approximately 2.2 years, and other amortizable intangible assets is approximately 2.2 years. The estimated future amortization expense related to amortized intangible assets held at December 31, 2017 is as follows:

(in thousands)
Year ending December 31,
2018	$11,013
2019	9,945
2020	8,444
2021	7,447
2022	5,895
Thereafter	19,577
Total	$62,321

Note 9. Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2017	2016
Continuing operations:
Accrued income tax payable	$7,518	$758
Self-insured liability accrual	6,208	5,941
Commissions payable	3,235	639
Accrued employee benefit costs	2,915	2,624
Accrued sales and use taxes	2,431	4,279
Accrued dividends	2,094	2,119
Current portion of pension and postretirement liabilities	2,109	1,963
Deferred rent	1,679	1,535
Accrued rebates	1,106	1,078
Accrued professional fees	1,020	794
Accrued restructuring	722	1,924
Other taxes	2,750	4,210
Other	3,852	1,774
Total continuing operations	37,639	29,638
Discontinued operations:
Environmental remediation liabilities	648	492
Self-insured liability accrual	337	162
Other	96	98
Total discontinued operations	1,081	752
Total other current liabilities	$38,720	$30,390

Note 10. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	December 31,
(in thousands)	2017	2016
Continuing operations:
Self-insured liability	$12,918	$12,981
Self-insured excess liability	10,442	10,463
Accrued compensation	9,740	8,514
Foreign deferred tax liability	8,267	2,264
Deferred rent	3,855	5,271
Accrued restructuring	1,827	1,858
Other	1,305	1,300
Total continuing operations	48,354	42,651
Discontinued operations:
Self-insured liability	2,557	3,748
Environmental remediation liabilities	1,728	3,091
Accrued income taxes	—	1,045
Other	219	199
Total discontinued operations	4,504	8,083
Total other deferred items and liabilities	$52,858	$50,734

Note 11. Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations consisted of the following:

	December 31,
(in thousands, except interest rates)	2017	2016
Revolving credit facility and term loan, 3.1% weighted-average interest rate at December 31, 2017 and 2.6% at December 31, 2016, due through 2019 (1)	$207,322	$212,750
Brewster Inc. revolving credit facility, 2.7% weighted-average interest rate at December 31, 2016 (1)	—	36,456
Less unamortized debt issuance costs	(984)	(1,464)
Total debt	206,338	247,742
Capital lease obligations, 3.8% weighted-average interest rate at December 31, 2017 and 4.9% at December 31, 2016, due through 2021	2,854	1,469
Total debt and capital lease obligations	209,192	249,211
Current portion (2)	(152,599)	(174,968)
Long-term debt and capital lease obligations	$56,593	$74,243
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

Effective December 22, 2014, we entered into a $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a senior credit facility in the aggregate amount of $300 million, which consists of a $175 million revolving credit facility (the “Revolving Credit Facility”) and a $125 million term loan (the “Term Loan”). The Credit Agreement has a maturity date of December 22, 2019. Proceeds from the loans made under the Credit Agreement were used to refinance certain of our outstanding debt and will be used for general corporate purposes in the ordinary course of business. Under the Credit Agreement, either or both of the Revolving Credit Facility and the Term Loan may be increased up to an additional $100 million under certain circumstances. If such circumstances are met, we may obtain the additional borrowings under the Revolving Credit Facility, the Term Loan, or a combination of the two. The Revolving Credit Facility has a $40 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Our lenders under the Credit Agreement have a first perfected security interest in all of our personal property including GES, GES Event Intelligence Services, Inc., CATC, and ON Services, and 65% of the capital stock of our top-tier foreign subsidiaries.

Effective February 24, 2016, we executed an amendment (“Amendment No. 1”) to the Credit Agreement. Amendment No. 1 modified the terms of the financial covenants and the negative covenants related to acquisitions, restricted payments, and indebtedness. The overall maximum leverage ratio and minimum fixed charge coverage ratio are 3.50 to 1.00 and 1.75 to 1.00, respectively, and will remain at those levels for the entire remaining term of the Credit Agreement. Acquisitions in substantially the same or related lines of business are permitted under Amendment No. 1, as long as the pro forma leverage ratio is less than or equal to 3.00 to 1.00. We can make dividends, distributions, and repurchases of our common stock up to $20 million per calendar year. Stock dividends, distributions, and repurchases above the $20 million limit are not subject to a liquidity covenant, and are permitted as long as our pro forma leverage ratio is less than or equal to 2.50 to 1.00 and no default or unmatured default, as defined in the Credit Agreement, exists. Unsecured debt is allowed as long as our pro forma leverage ratio is less than or equal to 3.00 to 1.00. Significant other covenants under the Credit Agreement that were not affected by Amendment No. 1 include limitations on investments, sales/leases of assets, consolidations or mergers, and liens on property. As of December 31, 2017, the fixed charge coverage ratio was 3.10 to 1.00, the leverage ratio was 1.45 to 1.00, and we were in compliance with all covenants under the Credit Agreement.

Effective December 28, 2016, Brewster Inc., part of Pursuit, entered into a credit agreement (the “Brewster Credit Agreement”) with a $38 million revolving credit facility (the “Brewster Revolver”). The Brewster Credit Agreement was used in connection with the FlyOver Canada acquisition. Effective December 6, 2017, we amended the Brewster Revolver to reduce the amount to $20 million and extend the maturity date to December 28, 2018. Additional loan proceeds will be used for potential future acquisitions in Canada and other general corporate purposes of Brewster Inc. The lender under the Brewster Revolver has a first perfected security interest in all of Brewster Inc.’s personal property and a guaranty from Brewster Inc.’s immediate parent, Brewster Travel Canada Inc. (secured by its present and future personal property), Viad, and all of its current or future subsidiaries that are required to be guarantors under Viad’s Credit Agreement. The fees on the unused portion of the Brewster Revolver are currently 0.2% annually.

As of December 31, 2017, our total debt and capital lease obligations were $209.2 million, consisting of outstanding borrowings under the Term Loan of $75.0 million, the Revolving Credit Facility of $132.3 million, and capital lease obligations of $2.9 million, offset in part by unamortized debt issuance costs of $1.0 million. As of December 31, 2017, capacity remaining under the Revolving Credit Facility was $41.4 million, reflecting borrowings of $132.3 million and $1.3 million in outstanding letters of credit. As of December 31, 2017, Brewster Inc. had $20 million of capacity remaining under the Brewster Revolver.

Borrowings under the Revolving Credit Facility (of which GES, GES Event Intelligence Services, Inc., CATC, and ON Services are guarantors) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to our leverage ratio. Commitment fees and letters of credit fees are also tied to our leverage ratio. The fees on the unused portion of the Revolving Credit Facility are currently 0.3% annually.

As of December 31, 2017, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of December 31, 2017 would be $19.3 million. These guarantees relate to facilities leased through October 2027. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby we could recover payments.

Aggregate annual maturities of long-term debt and capital lease obligations as of December 31, 2017 are as follows:

(in thousands)	Revolving Credit Agreement	Capital Lease Obligations
Year ending December 31,
2018	$151,072	$1,601
2019	56,250	899
2020	—	454
2021	—	17
2022	—	—
Total	$207,322	$2,971
Less: Amount representing interest		(117)
Present value of minimum lease payments		$2,854

As of December 31, 2017, the gross amount of assets recorded under capital leases was $4.8 million and accumulated amortization was $2.0 million. As of December 31, 2016, the gross amount of assets recorded under capital leases was $3.3 million and accumulated amortization was $1.7 million. The amortization charges related to assets recorded under capital leases are included in depreciation expense. Refer to Note 6 – Property and Equipment.

The weighted-average interest rate on total debt (including amortization of debt issuance costs and commitment fees) was 3.7% for 2017, 3.1% for 2016 and 3.2% for 2015. The estimated fair value of total debt was $203.2 million as of December 31, 2017 and $252.8 million as of December 31, 2016. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Cash paid for interest on debt was $7.7 million for 2017, $5.5 million for 2016, and $4.2 million for 2015.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$119	$119	$—	$—
Other mutual funds(2)	2,637	2,637	—	—
Total assets at fair value on a recurring basis	$2,756	$2,756	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$118	$118	$—	$—
Other mutual funds(2)	2,062	2,062	—	—
Total assets at fair value on a recurring basis	$2,180	$2,180	$—	$—
(1)

Money market funds are included in “Cash and cash equivalents” in the Consolidated Balance Sheets. These investments are classified as available-for-sale and are recorded at fair value. There have been no realized gains or losses related to these investments and we have not experienced any redemption restrictions with respect to any of the money market mutual funds.

(2)

Other mutual funds are included in “Other investments and assets” in the Consolidated Balance Sheets. These investments are classified as available-for-sale and are recorded at fair value. Unrealized gains of $1.0 million ($0.6 million after-tax) as of December 31, 2017 and $0.7 million ($0.4 million after tax) as of December 31, 2016 are included in “Accumulated other comprehensive income (loss)” (“AOCI”) in the Consolidated Balance Sheets.

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 11 – Debt and Capital Lease Obligations for the estimated fair value of debt obligations.

Note 13. Income Per Share

The components of basic and diluted income per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Net income attributable to Viad (diluted)	$57,707	$42,269	$26,606
Less: Allocation to non-vested shares	(700)	(571)	(385)
Adjustment to carrying value of redeemable noncontrolling interest	—	—	—
Net income allocated to Viad common stockholders (basic)	$57,007	$41,698	$26,221
Basic weighted-average outstanding common shares	20,146	19,990	19,797
Additional dilutive shares related to share-based compensation	259	187	184
Diluted weighted-average outstanding shares	20,405	20,177	19,981
Income per share:
Basic income attributable to Viad common stockholders	$2.83	$2.09	$1.32
Diluted income attributable to Viad common stockholders	$2.83	$2.09	$1.32

Options to purchase 8,000 shares during 2017, 500 shares during 2016, and 4,000 shares during 2015 of common stock were outstanding, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.

Note 14. Preferred Stock Purchase Rights

We authorized five million shares of Preferred Stock and two million shares of Junior Participating Preferred Stock, none of which was outstanding on December 31, 2017.

Note 15. Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component are as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$346	$(23,257)	$(11,265)	$(34,176)
Other comprehensive income (loss) before reclassifications	135	(5,827)	—	(5,692)
Amounts reclassified from AOCI, net of tax	(60)	—	537	477
Net other comprehensive income (loss)	75	(5,827)	537	(5,215)
Balance at December 31, 2016	$421	$(29,084)	$(10,728)	$(39,391)
Other comprehensive income before reclassifications	257	17,058	—	17,315
Amounts reclassified from AOCI, net of tax	(62)	—	(430)	(492)
Net other comprehensive income (loss)	195	17,058	(430)	16,823
Balance at December 31, 2017	$616	$(12,026)	$(11,158)	$(22,568)

The following table presents information about reclassification adjustments out of AOCI:

	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
(in thousands)	2017	2016
Unrealized gains on investments	$(100)	$(97)	Interest income
Tax effect	38	37	Income taxes
	$(62)	$(60)

Recognized net actuarial loss (gains)(1)	$507	$1,440
Amortization of prior service credit(1)	(1,247)	(575)
Tax effect	310	(328)	Income taxes
	$(430)	$537
(1)	Amount included in pension expense. Refer to Note 17 – Pension and Postretirement Benefits.

Note 16. Income Taxes

We record current income tax expense for the amounts that we expect to report and pay on our income tax returns and deferred income tax expense for the change in the deferred tax assets and liabilities. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”) that significantly changed the U.S. tax code and reduced the U.S. federal corporate tax rate from 35% to 21%. Deferred tax assets and liabilities are recorded for the difference between the financial statement and tax basis of assets and liabilities, measured at the enacted tax rate applicable when the differences reverse. We recognized deferred tax expense of $8.0 million for the remeasurement of the net deferred tax assets in the fourth quarter of 2017.

The Tax Act included the transition from a worldwide system of taxation to a territorial system and required a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”). As of December 31, 2017, we had an estimated $174.0 million of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized current income tax expense of $8.1 million in the fourth quarter of 2017.

In addition to the impact recorded as of December 31, 2017, the Tax Act changed existing tax laws, effective January 1, 2018, including the repeal of the corporate alternative minimum tax and the increasing alternative minimum tax credit carryforward utilization, as well as establishing two new taxes, the base erosion anti-abuse tax (“BEAT”) and the global intangible low-taxed income (“GILTI”) tax after the foreign intangible deduction (“FDII”).

Under the new BEAT regime, certain payments made to related foreign companies are treated as base-eroding and limits the deductibility of these payments and imposes a minimum tax in excess of regular tax liability. We have reviewed the applicability of the BEAT provisions to our transactions and we do not expect to be subject to BEAT and have not recorded any provision for BEAT in the year ended December 31, 2017.

Under the new GILTI regime, earnings of foreign subsidiaries in excess of an allowable return on the subsidiary’s tangible assets are required to be included in our U.S. taxable income. Because of the complexity of the new GILTI tax rules, we are continuing to assess the impact and have not recorded a provision for the GILTI tax in the year ended December 31, 2017.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act under U.S. GAAP for SEC registrants who do not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, to the extent that a company’s accounting is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

We have not completed the detailed accounting for all of the income tax effects of the Tax Act, specifically the BEAT and GILTI taxes, since the computations are complex and we need additional time to complete a full analysis. Under SAB 118, we recorded a provisional estimate for the mandatory repatriation of post-1986 undistributed foreign subsidiary E&P of $8.1 million and the remeasurement of the net deferred tax assets of $8.0 million for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued and actions we may take as a result of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date and we expect to complete the detailed accounting and include any adjustments within this period.

Income from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Foreign	$82,919	$33,611	$35,571
United States	21,431	31,118	2,364
Income from continuing operations before income taxes	$104,350	$64,729	$37,935

Significant components of the income tax provision from continuing operations are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Current:
United States:
Federal	$1,693	$3,685	$(876)
State	2,573	1,716	1,558
Foreign	15,583	8,177	9,342
Total current	19,849	13,578	10,024
Deferred:
United States:
Federal	19,893	8,427	1,854
State	1,761	(598)	(164)
Foreign	4,395	(157)	(1,221)
Total deferred	26,049	7,672	469
Income tax expense	$45,898	$21,250	$10,493

We are subject to income tax in jurisdictions in which we operate. A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
(in thousands)	2017		2016		2015
Computed income tax expense at statutory federal income tax rate of 35%	$36,522	35.0%	$22,655	35.0%	$13,277	35.0%
State income taxes, net of federal benefit	1,160	1.1%	292	0.5%	1,713	4.5%
Deemed mandatory repatriation state tax	1,206	1.2%	—	—	—	—
Deemed mandatory repatriation federal tax, net of foreign tax credit	6,936	6.6%	—	—	—	—
Remeasurement of deferred taxes due to reduction in U.S. tax rate *	8,000	7.7%	—	—	—	—
Foreign tax rate differential	(5,031)	(4.8)%	(882)	(1.4)%	(1,181)	(3.1)%
U.S. tax on current year foreign earnings, net of foreign tax credits	(2,726)	(2.6)%	(373)	(0.6)%	(948)	(2.5)%
Change in valuation allowance	(796)	(0.8)%	1,230	1.9%	(944)	(2.5)%
Other adjustments, net	627	0.6%	(1,672)	(2.6)%	(1,424)	(3.7)%
Income tax expense	$45,898	44.0%	$21,250	32.8%	$10,493	27.7%

* Includes $0.6 million increase to the valuation allowance related to the remeasurement of deferred taxes due to the reduction in U.S. tax rate.

The components of deferred income tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2017	2016
Deferred tax assets:
Tax credit carryforwards	$6,654	$11,380
Pension, compensation, and other employee benefits	15,173	22,868
Provisions for losses	5,826	10,235
Net operating loss carryforward	5,195	5,023
State income taxes	2,502	3,790
Other deferred income tax assets	2,796	5,020
Total deferred tax assets	38,146	58,316
Valuation allowance	(4,010)	(3,998)
Foreign deferred tax assets included above	(2,396)	(1,972)
Net deferred tax assets	31,740	52,346
Deferred tax liabilities:
Property and equipment	(10,530)	(3,299)
Deferred tax related to life insurance	(3,556)	(5,642)
Goodwill and other intangible assets	(4,299)	(4,535)
Other deferred income tax liabilities	(463)	(557)
Total deferred tax liabilities	(18,848)	(14,033)
Foreign deferred tax liabilities included above	7,869	2,852
United States net deferred tax assets	$20,761	$41,165

We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. We had gross deferred tax assets of $38.1 million as of December 31, 2017 and $58.3 million as of December 31, 2016. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences and the utilization of net operating loss and tax credit carryforwards.

As of December 31, 2017, foreign tax credit carryforwards were $0.4 million, of which $0.1 million are U.S. foreign tax credits and $0.3 million are United Kingdom foreign tax credits. The U.S. foreign tax credits are subject to a 10-year carryforward period and will expire in 2021. As of December 31, 2017, we had alternative minimum tax credit carryforwards of $6.2 million that will be fully utilized against future tax liabilities before becoming refundable as allowed under the Tax Act.

We had gross state and foreign net operating loss carryforwards of $68.4 million as of December 31, 2017 and $63.0 million as of December 31, 2016, for which we had deferred tax assets of $5.2 million as of December 31, 2017 and $5.0 million as of December 31, 2016. The state and foreign net operating loss carryforwards expire on various dates from 2018 through 2038.

As of December 31, 2017 and 2016, the valuation allowance was $4.0 million. During 2017, we had a $1.6 million decrease on German foreign net operating loss carryforwards, offset by a $0.3 million increase for the United Kingdom foreign tax credits (although subject to an indefinite carryforward period, do not meet the more likely-than-not threshold for recognition), a $0.5 million increase for the state net operating loss return to provision true up, a $0.6 million increase due to the remeasurement for the reduction in U.S. tax rate, and a $0.2 million increase in foreign exchange.

While we believe that the deferred tax assets, net of existing valuation allowances, will be utilized in future periods, there are inherent uncertainties regarding the ultimate realization of these assets. It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in our valuation allowance. Such a change could result in a material increase or decrease to income tax expense in the period the assessment was made.

We have not recorded deferred taxes for certain states or foreign withholding taxes on certain historical unremitted earnings of our subsidiaries located in Canada, the United Kingdom, and the Netherlands as we intend to reinvest those earnings in operations outside of the United States.

We exercise judgment in determining the income tax provision for positions taken on prior returns when the ultimate tax determination is uncertain. We classify liabilities associated with uncertain tax positions as non-current liabilities in the Consolidated Balance Sheets unless expected to be paid or released within one year. We had liabilities associated with uncertain tax positions, including interest and penalties, of $1.7 million as of December 31, 2017 and $2.7 million as of December 31, 2016. Uncertain tax positions, including interest and penalties, are classified as a component of income tax expense.

During 2017, we decreased the liability for continuing operations uncertain tax positions by $0.1 million due to lapse of statute and we increased accrued interest and penalties for continuing operations positions by $0.1 million. We expect $1.3 million of the continuing operations uncertain tax positions to be resolved or settled within the next twelve months and have classified this amount as a current liability.

During 2017, we released the liability for discontinued operations uncertain tax positions of $1.0 million, including $0.4 million in accrued interest and penalties, due to a statute expiration, which was recorded through discontinued operations. We had liabilities associated with discontinued operations uncertain tax positions of zero as of December 31, 2017 and $1.0 million as of December 31, 2016.

A reconciliation of the liabilities associated with uncertain tax positions (excluding interest and penalties) is as follows:

(in thousands)	Continuing Operations	Discontinued Operations	Total
Balance at December 31, 2014	$1,283	$636	$1,919
Additions for tax positions taken in prior years	43	—	43
Reductions for tax positions taken in prior years	(666)	—	(666)
Reductions for lapse of applicable statutes	(353)	—	(353)
Balance at December 31, 2015	307	636	943
Additions for tax positions taken in prior years	1,295	—	1,295
Reductions for lapse of applicable statutes	(43)	—	(43)
Balance at December 31, 2016	1,559	636	2,195
Additions for tax positions taken in prior years	43	—	43
Reductions for lapse of applicable statutes	(177)	(636)	(813)
Balance at December 31, 2017	$1,425	$—	$1,425

We are subject to regular and recurring audits by taxing authorities in jurisdictions in which we operate or have operated in the past, including various foreign countries in addition to the United States, Canada, and the United Kingdom.

Our 2014 through 2017 U.S. federal tax years and various state tax years from 2013 through 2017 remain subject to income tax examinations by tax authorities. Tax years 2012 through 2017 remain subject to examination by various foreign taxing jurisdictions.

Cash paid for income taxes was $14.6 million during 2017, $14.1 million during 2016, and $10.1 million during 2015.

Note 17. Pension and Postretirement Benefits

Domestic Plans

We have frozen defined benefit pension plans held in trust for certain employees which we funded. We also maintain certain unfunded defined benefit pension plans which provide supplemental benefits to select management employees. These plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations.

We also have certain defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, we retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, we may fund the plans.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) of our pension plans consist of the following:

	December 31,
(in thousands)	2017	2016	2015
Net periodic benefit cost:
Service cost	$64	$98	$101
Interest cost	803	1,032	1,018
Expected return on plan assets	(176)	(256)	(380)
Recognized net actuarial loss	433	423	492
Net periodic benefit cost	1,124	1,297	1,231
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss (gain)	114	1	(963)
Reversal of amortization item:
Net actuarial loss	(433)	(423)	(492)
Total recognized in other comprehensive income (loss)	(319)	(422)	(1,455)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$805	$875	$(224)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) of our postretirement benefit plans consist of the following:

	December 31,
(in thousands)	2017	2016	2015
Net periodic benefit cost:
Service cost	$92	$99	$152
Interest cost	413	573	619
Amortization of prior service credit	(431)	(503)	(552)
Recognized net actuarial loss	164	295	528
Net periodic benefit cost	238	464	747
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss (gain)	237	(790)	(1,248)
Prior service credit	816	73	3
Reversal of amortization item:
Net actuarial loss	(164)	(295)	(528)
Prior service credit	431	503	552
Total recognized in other comprehensive income (loss)	1,320	(509)	(1,221)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,558	$(45)	$(474)

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$15,027	$14,906	$9,825	$10,049	$13,619	$14,573
Service cost	—	—	64	97	92	99
Interest cost	492	629	311	403	413	573
Actuarial adjustments	618	240	175	(221)	237	(790)
Plan amendments	—	—	—	—	816	73
Benefits paid	(697)	(748)	(518)	(503)	(1,370)	(909)
Benefit obligation at end of year	15,440	15,027	9,857	9,825	13,807	13,619
Change in plan assets:
Fair value of plan assets at beginning of year	10,416	10,479	—	—	—	—
Actual return on plan assets	855	273	—	—	—	—
Company contributions	1,016	412	518	503	1,370	909
Benefits paid	(697)	(748)	(518)	(503)	(1,370)	(909)
Fair value of plan assets at end of year	11,590	10,416	—	—	—	—
Funded status at end of year	$(3,850)	$(4,611)	$(9,857)	$(9,825)	$(13,807)	$(13,619)

The net amounts recognized in the Consolidated Balance Sheets under the caption “Pension and postretirement benefits” as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2017	2016	2017	2016	2017	2016
Other current liabilities	$—	$—	$809	$699	$1,112	$1,094
Non-current liabilities	3,850	4,611	9,048	9,126	12,695	12,525
Net amount recognized	$3,850	$4,611	$9,857	$9,825	$13,807	$13,619

Amounts recognized in AOCI as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Total	Total
(in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Net actuarial loss	$8,681	$9,090	$2,587	$2,496	$2,784	$2,710	$14,052	$14,296
Prior service credit	—	—	—	—	(351)	(1,598)	(351)	(1,598)
Subtotal	8,681	9,090	2,587	2,496	2,433	1,112	13,701	12,698
Less tax effect	(3,292)	(3,447)	(981)	(947)	(923)	(422)	(5,196)	(4,816)
Total	$5,389	$5,643	$1,606	$1,549	$1,510	$690	$8,505	$7,882

The estimated net actuarial loss for the postretirement benefit plans that is expected to be amortized from AOCI into net periodic benefit cost in 2018 is approximately $0.2 million. The estimated prior service credit for the postretirement benefit plans that is expected to be amortized from AOCI into net periodic benefit credit in 2018 is approximately $0.2 million.

The estimated net actuarial loss that is expected to be amortized from AOCI into net periodic benefit cost in 2018 is approximately $0.1 million for the unfunded benefit plans and $0.4 million for the funded benefit plans.

The fair value of the domestic plans’ assets by asset class are as follows:

		Fair Value Measurements at December 31, 2017
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,787	$5,787	$—	$—
Equity securities	5,390	5,390	—	—
Cash	214	214	—	—
Other	199	—	199	—
Total	$11,590	$11,391	$199	$—

		Fair Value Measurements at December 31, 2016
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,352	$5,352	$—	$—
Equity securities	4,580	4,580	—	—
Cash	280	280	—	—
Other	204	—	204	—
Total	$10,416	$10,212	$204	$—

We employ a total return investment approach whereby a mix of equities and fixed income securities is used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across U.S. and non-U.S. stocks, as well as growth and value. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

We utilize a building-block approach in determining the long-term expected rate of return on plan assets. Historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return also considers diversification and rebalancing. Peer data and historical returns are reviewed relative to our assumed rates for reasonableness and appropriateness.

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans
2018	$1,434	$823	$1,132
2019	$927	$738	$1,127
2020	$997	$740	$1,100
2021	$921	$725	$1,066
2022	$990	$709	$1,039
2023-2027	$4,859	$3,259	$4,685

Foreign Pension Plans

Certain of our foreign operations also maintain defined benefit pension plans held in trust for certain employees which are funded by the companies, and unfunded defined benefit pension plans providing supplemental benefits to select management employees. These plans use traditional defined benefit formulas based on years of service and final average compensation.

Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) included the following:

	December 31,
(in thousands)	2017	2016	2015
Net periodic benefit cost:
Service cost	$530	$488	$503
Interest cost	492	488	505
Expected return on plan assets	(602)	(558)	(583)
Recognized net actuarial loss	155	162	160
Settlement	777	—	—
Net periodic benefit cost	1,352	580	585
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss	(106)	158	182
Reversal of amortization of net actuarial loss	(155)	(162)	(160)
Total recognized in other comprehensive income (loss)	(261)	(4)	22
Total recognized in net periodic benefit cost and other comprehensive income	$1,091	$576	$607

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
(in thousands)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$10,488	$9,744	$2,486	$2,470
Service cost	530	488	—	—
Interest cost	406	400	87	87
Actuarial adjustments	658	395	(54)	105
Benefits paid	(3,231)	(818)	(182)	(177)
Translation adjustment	670	279	245	1
Benefit obligation at end of year	9,521	10,488	2,582	2,486
Change in plan assets:
Fair value of plan assets at beginning of year	10,576	9,705	—	—
Actual return on plan assets	764	617	—	—
Company contributions	710	795	182	177
Benefits paid	(3,231)	(818)	(182)	(177)
Translation adjustment	674	277	—	—
Fair value of plan assets at end of year	9,493	10,576	—	—
Funded status at end of year	$(28)	$88	$(2,582)	$(2,486)

The net amounts recognized in the Consolidated Balance Sheets under the caption “Pension and postretirement benefits” as of December 31 were as follows:

	Funded Plans		Unfunded Plans
(in thousands)	2017	2016	2017	2016
Non-current assets	$(15)	$(88)	$—	$—
Other current liabilities	—	—	188	170
Non-current liabilities	43	—	2,394	2,316
Net amount recognized	$28	$(88)	$2,582	$2,486

Net actuarial losses for the foreign funded plans recognized in AOCI were $2.5 million ($1.8 million after-tax) as of December 31, 2017 and $3.3 million ($2.5 million after-tax) as of December 31, 2016. Net actuarial losses for the foreign unfunded plans recognized in AOCI were $0.7 million ($0.5 million after-tax) as of December 31, 2017 and $0.4 million ($0.3 million after-tax) as of December 31, 2016.

The fair value information related to the foreign pension plans’ assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$4,414	$4,414	$—	$—
Equity securities	4,889	4,466	423	—
Other	190	190	—	—
Total	$9,493	$9,070	$423	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$4,082	$4,082	$—	$—
Equity securities	4,518	4,130	388	—
Other	1,976	1,976	—	—
Total	$10,576	$10,188	$388	$—

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans
2018	$365	$191
2019	$376	$190
2020	$378	$190
2021	$396	$190
2022	$496	$189
2023-2027	$2,499	$935

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

The accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans
(in thousands)	2017	2016	2017	2016
Projected benefit obligation	$15,440	$15,027	$9,857	$9,825
Accumulated benefit obligation	$15,440	$15,027	$9,826	$9,737
Fair value of plan assets	$11,590	$10,416	$—	$—

	Foreign Plans
	Funded Plans		Unfunded Plans
(in thousands)	2017	2016	2017	2016
Projected benefit obligation	$9,521	$10,488	$2,582	$2,486
Accumulated benefit obligation	$8,819	$9,906	$2,582	$2,486
Fair value of plan assets	$9,493	$10,576	$—	$—

Contributions

In aggregate for both the domestic and foreign plans, we anticipate contributing $1.1 million to the funded pension plans, $1.0 million to the unfunded pension plans, and $1.1 million to the postretirement benefit plans in 2018.

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2017	2016	2017	2016	2017	2016	2017	2016
Discount rate	3.63%	4.12%	3.55%	3.99%	3.59%	4.08%	3.15%	3.52%
Rate of compensation increase	N/A	N/A	3.00%	3.00%	N/A	N/A	2.26%	2.34%

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2017	2016	2017	2016	2017	2016	2017	2016
Discount rate	4.07%	4.33%	3.99%	4.25%	4.08%	4.30%	3.71%	3.77%
Expected return on plan assets	5.50%	2.25%	N/A	N/A	0.00%	0.00%	5.09%	4.53%
Rate of compensation increase	N/A	N/A	3.00%	3.00%	N/A	N/A	2.26%	2.34%

The assumed health care cost trend rate used in measuring the December 31, 2017 accumulated postretirement benefit obligation was 7.5%, declining one-third percent each year to the ultimate rate of 4.5% by the year 2026 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2016 accumulated postretirement benefit obligation was 7.0%, declining one-quarter percent each year to the ultimate rate of 4.5% by the year 2026 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2017 by approximately $1.4 million and the total of service and interest cost components by approximately $0.1 million. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2017 by approximately $1.1 million and the total of service and interest cost components by approximately $0.1 million.

Multi-employer Plans

We contribute to defined benefit pension plans under the terms of collective-bargaining agreements that cover our union-represented employees. The financial risks of participating in these multi-employer pension plans generally include the fact that assets contributed to the plan by one employer may be used to provide benefits to employees of other participating employers. Furthermore, if a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In addition, if we were to discontinue participating in some of our multi-employer pension plans, we may be required to pay those plans a withdrawal liability amount based on the underfunded status of the plan. We also contribute to defined contribution plans pursuant to collective-bargaining agreements, which are generally not subject to the funding risks inherent in defined benefit pension plans. The overall level of contributions to our multi-employer plans may significantly vary from year to year based on the demand for union-represented labor to support our operations. We do not have any minimum contribution requirements for future periods pursuant to our collective-bargaining agreements for individually significant multi-employer plans.

Our participation in multi-employer pension plans for 2017 is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2017 and 2016 relates to the plan’s year end as of December 31, 2016 and 2015, respectively, and is based on information received from the plan. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

		Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Viad Contributions			Surcharge Paid	Expiration Date of Collective- Bargaining Agreement(s)
(in thousands)	EIN	No.	2017	2016		2017	2016	2015
Pension Fund:
Western Conference of Teamsters Pension Plan	91-6145047	1	Green	Green	No	$7,809	$6,684	$5,632	No	3/31/2020
Southern California Local 831—Employer Pension Fund(1)	95-6376874	1	Green	Green	No	3,087	2,805	2,485	No	8/31/2019
Chicago Regional Council of Carpenters Pension Fund	36-6130207	1	Green	Yellow	Yes	2,390	2,532	1,887	No	5/31/2019
IBEW Local Union No 357 Pension Plan A	88-6023284	1	Green	Green	No	1,682	1,402	1,150	No	6/16/2018
Electrical Contractors Assoc. Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Plan #2	51-6030753	2	Green	Green	No	1,099	845	1,190	No	6/6/2021
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	1	Red	Red	Yes	1,060	1,151	948	No	12/31/2018
Southern California IBEW-NECA Pension Fund	95-6392774	1	Yellow	Yellow	Yes	905	701	835	Yes	continuous
Southwest Carpenters Pension Trust	95-6042875	1	Green	Green	No	883	791	750	No	6/30/2018
New England Teamsters & Trucking Industry Pension	04-6372430	1	Red	Red	Yes	772	552	381	No	3/31/2022
Machinery Movers Riggers & Mach Erect Local 136 Supplemental Retirement Plan(1)	36-1416355	11	Red	Red	Yes	719	1,203	502	Yes	6/30/2019
Sign Pictorial & Display Industry Pension Plan(1)	94-6278490	1	Green	Green	No	654	526	541	No	3/31/2018
All other funds(2)						2,900	3,585	4,259
Total contributions to defined benefit plans						23,960	22,777	20,560
Total contributions to other plans						2,613	2,995	1,428
Total contributions to multi-employer plans						$26,573	$25,772	$21,988
(1)	We contributed more than 5% of total plan contributions for the 2016 and 2015 plan years based on the plans’ Form 5500s.
(2)	Represents participation in 35 pension funds during 2017.

Other Employee Benefits

We match U.S. employee contributions to the 401(k) plan with shares of our common stock held in treasury up to 100% of the first 3% of a participant’s salary plus 50% of the next 2%. The expense associated with our match was $4.2 million for 2017, $3.9 million for 2016, and $3.7 million for 2015.

Note 18. Restructuring Charges

GES Consolidation

We have taken certain restructuring actions designed to reduce our cost structure primarily within GES, as well as the elimination of certain positions at the corporate office. We implemented a strategic reorganization plan in order to consolidate the separate business units within GES U.S. We also consolidated facilities and streamlined our operations in the U.S., the United Kingdom, and Germany. As a result, we recorded restructuring charges in 2017, 2016, and 2015, primarily consisting of severance and related benefits as a result of workforce reductions and charges related to the consolidation and downsizing of facilities representing the remaining operating lease obligations (net of estimated sublease income) and related costs.

Other Restructurings

We recorded restructuring charges in connection with the consolidation of certain support functions at our corporate headquarters and certain reorganization activities within Pursuit. These charges primarily consist of severance and related benefits due to headcount reductions and charges related to the downsizing of facilities.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES Consolidation		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2014	$543	$1,161	$240	$1,944
Restructuring charges	1,767	587	602	2,956
Cash payments	(1,514)	(457)	(601)	(2,572)
Adjustment to liability	(45)	—	(7)	(52)
Balance at December 31, 2015	751	1,291	234	2,276
Restructuring charges	3,693	759	731	5,183
Cash payments	(2,170)	(1,150)	(546)	(3,866)
Adjustment to liability	—	192	(3)	189
Balance at December 31, 2016	2,274	1,092	416	3,782
Restructuring charges	442	265	297	1,004
Cash payments	(1,165)	(550)	(538)	(2,253)
Adjustment to liability	—	—	16	16
Balance at December 31, 2017	$1,551	$807	$191	$2,549

As of December 31, 2017, the liabilities related to severance and employee benefits are expected to be paid by the end of 2018. Additionally, the liability related to future lease payments will be paid over the remaining lease terms for GES. Refer to Note 22 – Segment Information, for information regarding restructuring charges by segment.

Note 19. Leases and Other

We entered into operating leases for the use of certain of our offices, equipment, and other facilities. These leases expire over periods up to 40 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.

As of December 31, 2017, our future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year were as follows:

(in thousands)	Rental Payments	Receivable Under Subleases
2018	$23,503	$2,627
2019	20,299	2,384
2020	17,265	2,209
2021	8,812	2,267
2022	5,555	2,195
Thereafter	81,135	3,657
Total	$156,569	$15,339

Net rent expense under operating leases consisted of the following:

	December 31,
(in thousands)	2017	2016	2015
Minimum rentals	$56,575	$48,465	$41,564
Sublease rentals	(1,525)	(2,831)	(3,457)
Total rentals, net	$55,050	$45,634	$38,107

The aggregate annual maturities and the related amounts representing interest on capital lease obligations are included in Note 11 – Debt and Capital Lease Obligations.

As of December 31, 2017, we had aggregate purchase obligations of $38.1 million related to various licensing agreements, consulting and other contracted services.

Note 20. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of December 31, 2017 with respect to these matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of December 31, 2017, we had recorded environmental remediation liabilities of $2.4 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of December 31, 2017, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of December 31, 2017 would be $19.3 million. These guarantees relate to our leased facilities through October 2027. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby we could recover payments.

A significant number of our employees are unionized and we are a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If we are unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact our business and results of operations. We believe that relations with our employees are satisfactory and that collective-bargaining agreements expiring in 2018 will be renegotiated in the ordinary course of business without having a material adverse effect on our operations. We entered into showsite and warehouse agreements with the Chicago Teamsters Local 727, effective January 1, 2014, and those agreements contain provisions that allow the parties to re-open negotiation of the agreements on pension-related issues. We are in informal discussions regarding those issues with all relevant parties to resolve those issues in a manner that will be reasonable and equitable to employees, customers, and shareholders. Although our labor relations are currently stable, disruptions pending the outcome of the Chicago Teamsters Local 727 negotiations could occur, as they could with any collective-bargaining agreement negotiation, with the possibility of an adverse impact on the operating results of GES.

Our business contributes to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering our union-represented employees. Based upon the information available from plan administrators, we believe that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by us, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require us to make payments to such plan for our proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2017, the amount of additional funding, if any, that we would be required to make related to multi-employer pension plans is not ascertainable.

We are self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $19.1 million as of December 31, 2017 which includes $13.8 million related to workers’ compensation liabilities, and $5.3 million related to general/auto liability claims. We have also retained and provided for certain insurance liabilities in conjunction with previously sold businesses of $2.9 million as of December 31, 2017, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $5.5 million for 2017, $5.0 million for 2016, and $5.6 million for 2015.

In addition, as of December 31, 2017, we have recorded insurance liabilities of $10.4 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.9 million related to workers’ compensation liabilities and $3.5 million related to general/auto liability claims which are recorded in other deferred items and liabilities in the Consolidated Balance Sheets with a corresponding receivable in other investments.

Note 21. Redeemable Noncontrolling Interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland, which is developing and will operate a new FlyOver Iceland attraction.

The Esja acquisition contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a multiple of 5.0x EBITDA as calculated on the trailing 12 months from the most recently completed quarter before the put option exercise. The put option is only exercisable after 36 months of business operation (the “Reference Date”) and if the FlyOver Iceland attraction has earned a minimum of €3.25 million in unadjusted EBITDA during the most recent fiscal year and during the trailing 12-month period prior to exercise (the “Put Option Condition”). The put option is exercisable during a period of 12 months following the Reference Date (the “Option Period”) and if the Put Option Condition has been met. If the Put Option Condition has not been met during the first Option Period, the Reference Date will be extended for an additional 12 months up to three times.  If after 72 months, the FlyOver Iceland attraction has not achieved the Put Option Condition, the put option expires. If the Put Option Condition is met during any of the Option Periods, yet the shares are not exercised prior to the end of the 12-month Option Period, the put option will expire.

The noncontrolling interests’ carrying value is determined by the fair market value at acquisition and the subsequent noncontrolling interests’ share of net income or loss. This value is benchmarked against the redemption value of the sellers’ put option. The carrying value is adjusted to the latter, provided that it does not fall below the initial carrying values, as determined by the purchase price allocation. We have made a policy election to reflect any changes caused by such an adjustment in retained earnings, rather than in current earnings.

Changes in redeemable noncontrolling interests are as follows:

(in thousands)
Balance at December 31, 2016	$—
Redeemable noncontrolling interest related to 2017 acquisition	6,735
Adjustment to the redemption value	(30)
Foreign currency translation adjustment	(57)
Balance at December 31, 2017	$6,648

Note 22. Segment Information

We measure the profit and performance of our operations on the basis of segment operating income which excludes restructuring charges and impairment charges and recoveries. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization and share-based compensation expense are the only significant non-cash items for the reportable segments.

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Revenue:
GES:
U.S.	$872,154	$826,408	$720,882
International	282,712	248,503	272,634
Intersegment eliminations	(21,769)	(20,172)	(16,638)
Total GES	1,133,097	1,054,739	976,878
Pursuit	173,868	153,364	112,170
Corporate eliminations (1)	—	(3,133)	—
Total revenue	$1,306,965	$1,204,970	$1,089,048
Segment operating income:
GES:
U.S.	$34,494	$40,524	$14,563
International	15,475	9,699	12,211
Total GES	49,969	50,223	26,774
Pursuit	47,082	35,705	27,810
Segment operating income	97,051	85,928	54,584
Corporate eliminations (1)	67	(743)	—
Corporate activities	(12,877)	(10,322)	(9,720)
Operating income	84,241	74,863	44,864
Interest income	319	1,165	658
Interest expense	(8,304)	(5,898)	(4,535)
Restructuring recoveries (charges):
GES U.S.	354	(2,893)	(541)
GES International	(1,061)	(1,559)	(1,813)
Pursuit	(86)	(171)	(200)
Corporate	(211)	(560)	(402)
Impairment recoveries (charges):
Pursuit	29,098	(218)	(96)
Income from continuing operations before income taxes	$104,350	$64,729	$37,935
(1)

Corporate eliminations during 2017 represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola. Corporate eliminations recorded during 2016 represent the elimination of intercompany revenue and profit realized by GES for work completed on renovations to Pursuit’s Banff Gondola.

	December 31,
(in thousands)	2017	2016	2015
Assets:
GES:
U.S.	$380,909	$380,951	$294,618
International	135,917	109,705	115,494
Pursuit	350,256	301,941	195,527
Corporate and other	52,817	77,219	85,084
	$919,899	$869,816	$690,723
Depreciation and amortization:
GES:
U.S.	$29,088	$21,473	$18,658
International	8,176	8,092	8,435
Pursuit	17,653	12,967	7,974
Corporate and other	197	211	164
	$55,114	$42,743	$35,231
Capital expenditures:
GES:
U.S.	$17,337	$14,291	$8,066
International	8,084	5,033	8,366
Pursuit	30,786	31,861	13,107
Corporate and other(1)	414	(1,370)	300
	$56,621	$49,815	$29,839
(1)	The 2016 amount includes an intercompany elimination for work completed by GES on renovations to Pursuit’s Banff Gondola.

Geographic Areas

Our foreign operations are located principally in Canada, the United Kingdom, Germany, the United Arab Emirates and the Netherlands. GES revenue is designated as domestic or foreign based on the originating location of the product or service. Long-lived assets are attributed to domestic or foreign based principally on the physical location of the assets. Long-lived assets consist of “Property and equipment, net” and “Other investments and assets.” The table below presents the financial information by major geographic area:

	December 31,
(in thousands)	2017	2016	2015
Revenue:
United States	$913,210	$855,304	$726,436
EMEA	209,824	205,028	220,046
Canada	183,931	144,638	142,566
Total revenue	$1,306,965	$1,204,970	$1,089,048
Long-lived assets:
United States	$180,345	$182,611	$139,479
EMEA	43,630	37,083	15,714
Canada	129,108	104,461	71,677
Total long-lived assets	$353,083	$324,155	$226,870

Note 23. Common Stock Repurchases

We previously announced our Board of Directors’ authorization to repurchase shares of our common stock from time to time at prevailing market prices. No open market repurchases were made during 2017 or 2016. During 2015, we repurchased 141,462 shares on the open market for $3.8 million. As of December 31, 2017, 440,540 shares remain available for repurchase. We repurchased 41,532 shares for $2.1 million in 2017, 25,432 shares for $0.7 million in 2016, and 35,649 shares for $1.0 million in 2015 related to tax withholding requirements on vested share-based awards.

Note 24. Selected Quarterly Financial Information (Unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information:

	2017				2016
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:	$325,807	$364,774	$339,099	$277,285	$241,362	$324,747	$382,465	$256,396
Operating income (loss):
Ongoing operations (1)	$12,684	$39,402	$47,066	$(4,726)	$(6,280)	$34,014	$58,917	$(1,466)
Corporate activities	(2,610)	(3,008)	(4,474)	(2,785)	(1,911)	(2,707)	(2,772)	(2,932)
Restructuring charges	(394)	(168)	(255)	(187)	(992)	(975)	(1,697)	(1,519)
Impairment recoveries (charges)	2,384	2,247	24,467	—	—	—	(120)	(98)
Operating income (loss)	$12,064	$38,473	$66,804	$(7,698)	$(9,183)	$30,332	$54,328	$(6,015)
Income (loss) from continuing operations attributable to Viad	$7,593	$27,438	$44,758	$(21,814)	$(6,797)	$19,873	$34,013	$(4,136)
Net income (loss) attributable to Viad	$6,777	$27,947	$44,657	$(21,674)	$(6,983)	$19,509	$33,792	$(4,049)
Basic and Diluted income (loss) per common share: (2)
Continuing operations attributable to Viad	$0.37	$1.35	$2.19	$(1.08)	$(0.34)	$0.98	$1.68	$(0.21)
Net income (loss) attributable to Viad common stockholders	$0.33	$1.37	$2.19	$(1.07)	$(0.35)	$0.96	$1.67	$(0.20)

(1)	Represents revenue less costs of services and cost of products sold.
(2)	The sum of quarterly income per share amounts may not equal annual income per share due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viad Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Phoenix, Arizona

February 28, 2018

We have served as the Company’s auditor since at least 1929, however the specific year has not been determined.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management performed an assessment of the effectiveness of our internal control over financial reporting using the criteria described in the “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2017.

Based on our assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to our audit of the effectiveness of our internal control over financial reporting, which appears on the following page of this 2017 Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viad Corp

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Phoenix, Arizona

February 28, 2018

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, director nomination procedures, the Audit Committee of our Board of Directors, and compliance with Section 16(a) of the Exchange Act, are included in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2018 (the “Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Corporate Governance,” and “Information on Stock Ownership,” and are incorporated herein by reference. Information regarding our executive officers is located in Part I, “Other – Executive Officers of the Registrant” of this 2017 Form 10-K.

We adopted a Code of Ethics for all of our directors, officers and employees. A copy of our Code of Ethics is available at our website at www.viad.com/about-us/corporate-governance/documents-and-charters/default.aspx and is also available without charge to any shareholder upon written request to: Viad Corp, 1850 North Central Avenue, Suite 1900, Phoenix, Arizona 85004-4565, Attention: Corporate Secretary.

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

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement under the caption “Ratification of the Appointment of Deloitte & Touche LLP as Viad’s Independent Public Accountants for 2018” and is incorporated herein by reference.

PART IV

Item 15. Exhibits AND Financial Statement Schedule

(a)	Financial Statements and Schedule

See Index to Financial Statements and Financial Statement Schedule at Item 8 of this 2017 Form 10-K.

(b)	Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date
3.A	Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004 (SEC File No. 001-11015; SEC Film No. 04961107).	10-Q	6/30/2004	3.A	8/9/2004

3.B	Bylaws of Viad Corp, as amended through December 5, 2013.	8-K		3	12/9/2013

4.A1	$300,000,000 Amended and Restated Credit Agreement, Amended and Restated Pledge and Security Agreement, Guaranty, and Amended and Restated Subsidiary Pledge and Security Agreement, by and among the Registrant, the initial lenders named therein, and JP Morgan Chase Bank, N.A., as administrative agent, dated as of December 22, 2014.	8-K		4	12/23/2014

4.A2	Amendment No. 1, effective as of February 24, 2016, to the $300,000,000 Amended and Restated Credit Agreement, by and among the Registrant, the initial lenders named therein, and JP Morgan Chase Bank, N.A., as administrative agent, dated as of December 22, 2014.	8-K		4	3/1/2016

4.A3

Joinder to Guaranty, dated as of August 31, 2016, by and among CIRI Alaska Tourism Corporation, the lenders named therein, and JP Morgan Chase Bank, N.A., as agent, to Guaranty dated as of December 22, 2014.

		8-K		4.A	9/2/2016

4.A4

Joinder to Amended and Restated Subsidiary Pledge and Security Agreement, dated as of August 31, 2016, among CIRI Alaska Tourism Corporation, the guarantors thereunder, to and in favor of JP Morgan Chase Bank, N.A., as agent.

		8-K		4.B	9/2/2016

4.A5	Joinder to Guaranty, dated as of July 14, 2017, by and among ON Services and JPMorgan Chase Bank, N.A., as agent, in favor of the agent and the lender parties thereto.	10-Q	6/30/2017	4.1	8/4/2017

4.A6	Joinder to Amended and Restated Subsidiary Pledge and Security Agreement, dated as of July 14, 2017, by and among ON Services and JPMorgan Chase Bank, N.A., as agent, in favor of the agent and the lender parties thereto.	10-Q	6/30/2017	4.2	8/4/2017

4.B1	Credit Agreement, by and between Brewster Inc. and BMO Harris Bank N.A., dated as of December 28, 2016.	8-K		4	1/3/2017

4.B2	Joinder to Guaranty Supplement No. 1, dated as of August 31, 2017, by and among ON Services – AV Specialists, Inc., the guarantors thereunder, to and in favor of BMO Harris Bank, N.A., to Guaranty dated as of December 28, 2016.	10-Q	9/30/2017	4.1	11/6/2017

4.B3	First Amendment to Credit Agreement and Reaffirmation of Guaranties effective as of December 6, 2017, to the Credit Agreement, among Brewster Inc., and BMO Harris Bank N.A., dated as of December 28, 2016.	8-K		4.1	12/14/2017

10.A1	+	2007 Viad Corp Omnibus Incentive Plan, filed as Appendix A to Viad Corp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.	DEF 14A		4/13/2012

10.A2	+	Form of Restricted Stock Agreement - Executives, (three-year cliff vesting), effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.A	3/28/2014

10.A3	+	Form of Restricted Stock Units Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.B	3/28/2014

10.A4	+	Form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.F	2/28/2008

10.A5	+	Form of Non-Qualified Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.B	2/26/2010

10.A6	+	Form of Incentive Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.A	2/26/2010

10.A7	+	Viad Corp Management Incentive Plan, amended as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.C	3/5/2013

10.A8	+	Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.D	3/5/2013

10.A9	+	Amendment to the Viad Corp Performance Unit Incentive Plan, as amended February 27, 2013 pursuant to the 2007 Viad Corp Omnibus Incentive Plan, effective as of February 24, 2016.	8-K	10.B	3/1/2016

10.A10	+	Form of Performance Unit Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.C	3/28/2014

10.A11	+	Form of Performance Unit Agreement, effective as of February 24, 2016, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.A	3/1/2016

10.B1	+	2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	8-K	10.1	5/23/2017

10.B2	+	Form of Restricted Stock Agreement – Executives, effective as of May 18, 2017, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	8-K	10.3	5/23/2017

10.B3	+	Form of Restricted Stock Units Agreement, effective as of May 18, 2017, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	8-K	10.4	5/23/2017

10.B4	+ *	Form of Management Incentive Plan (MIP) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.

10.B5	+ *	Form of Management Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.

10.B6	+ *	Form of Performance Unit Incentive Plan (“PUP”) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.

10.B7	+ *	Form of 2017 Viad Corp Omnibus Incentive Plan Performance Unit Agreement, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.

10.B8	+ *	Form of Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.

10.B9	+	Form of Restricted Stock Agreement – Non-Employee Directors, effective as of May 18, 2017, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	8-K		10.2	5/23/2017

10.B10	+ *	Form of Restricted Stock Agreement – Non-Employee Directors, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.

10.C1	+	Forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005.	8-K		10.B	8/29/2007

10.C2	+	Form of Viad Corp Executive Severance Plan (Tier I-2013) effective as February 27, 2013.	8-K		10.B	3/5/2013

10.C3	+	Amendment No. 1 to Viad Corp Executive Severance Plan (Tier I), effective as of February 26, 2014.	8-K		10	3/4/2014

10.C4	+	Severance Agreement (No Change in Control) between Viad Corp and Steven W. Moster, effective as of December 3, 2014.	8-K		10.B	12/5/2014

10.C5	+	Severance Agreement (No Change in Control) between Viad Corp and David W. Barry, effective as of April 22, 2015.	10-K	12/31/2015	10H.4	3/11/2016

10.C6	+	Severance Agreement and General Release between Viad Corp and Thomas M. Kuczynski, effective as of April 27, 2016.	8-K/A		10	4/22/2016

10.C7	+	Severance Agreement and General Release between Viad Corp and Deborah J. DePaoli, effective as of November 29, 2017.	8-K/A		10.1	12/1/2017

10.D1	+	Viad Corp Supplemental TRIM Plan, as amended and restated effective January 1, 2005 for Code Section 409A.	8-K		10.E	8/29/2007

10.E1	+	Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A.	8-K		10.A	8/29/2007

10.F1	+	Viad Corp Defined Contribution Supplemental Executive Retirement Plan, effective as of January 1, 2013.	8-K		10.E	3/5/2013

10.G1	+	Executive Officer Pay Continuation Policy adopted February 7, 2007.	8-K		10.A	2/13/2007

10.H1	+ *	Description of Viad Corp Directors Matching 2018 Matching Gift Program.

10.I1	+	Form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987.	10-K	12/31/2008	10.1	2/27/2009

10.J1	+	Summary of Compensation Program of Non-Employee Directors of Viad Corp, effective as of February 23, 2016.	10-K	12/31/2015	10.K1	3/11/2016

21	*	List of Viad Corp Subsidiaries.

23	*	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-8 of its report contained in this Annual Report.

24	*	Power of Attorney signed by Viad Corp Directors.

31.1	# *	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	# *	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	# **	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith
**	Furnished herewith.
+	Management contract or compensation plan or arrangement.

#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the SEC upon request.

Item 16. Form 10-K summary

None.

VIAD CORP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
(in thousands)	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts	Write-Offs	Other(1)	Balance at End of Year
Allowances for doubtful accounts:
December 31, 2015	1,258	955	574	(1,162)	(32)	1,593
December 31, 2016	1,593	1,355	41	(1,602)	(45)	1,342
December 31, 2017	1,342	2,470	49	(1,529)	(309)	2,023
Deferred tax valuation allowance:
December 31, 2015	3,295	—	402	(860)	—	2,837
December 31, 2016	2,837	1,406	—	(176)	(69)	3,998
December 31, 2017	3,998	1,385	—	(1,595)	222	4,010

(1)	“Other” primarily includes foreign exchange translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on February 28, 2018.

VIAD CORP

By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Viad Corp and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	February 28, 2018	By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer

Principal Financial Officer

Date:	February 28, 2018	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Chief Financial Officer

Principal Accounting Officer

Date:	February 28, 2018	By:	/s/ Leslie S. Striedel
Leslie S. Striedel
Chief Accounting Officer

Directors

Andrew B. Benett*
Isabella Cunningham*
Richard H. Dozer*
Virginia L. Henkels*
Edward E. Mace*
Robert E. Munzenrider*
Joshua E. Schechter*

Date:	February 28, 2018	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Attorney-in-Fact
*	Pursuant to power of attorney filed as Exhibit 24 to this 2017 Form 10-K