Form 10-Q
period 2018-03-31
VIAD CORP
filed 2018-05-09
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 7, 2018, there were 20,479,453 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries and affiliates.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2018	2017
Assets
Current assets
Cash and cash equivalents	$42,340	$53,723
Accounts receivable, net of allowances for doubtful accounts of $1,953 and $2,023, respectively	118,284	104,811
Inventories	17,514	17,550
Current contract costs	22,620	13,436
Other current assets	23,077	19,741
Total current assets	223,835	209,261
Property and equipment, net	316,879	305,571
Other investments and assets	48,789	48,187
Deferred income taxes	28,055	23,548
Goodwill	269,794	270,551
Other intangible assets, net	60,795	62,781
Total Assets	$948,147	$919,899
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$82,019	$77,380
Contract liabilities	51,891	31,981
Accrued compensation	18,734	30,614
Other current liabilities	50,817	40,154
Current portion of debt and capital lease obligations	178,252	152,599
Total current liabilities	381,713	332,728
Long-term debt and capital lease obligations	53,066	56,593
Pension and postretirement benefits	28,153	28,135
Other deferred items and liabilities	48,786	52,858
Total liabilities	511,718	470,314
Commitments and contingencies
Redeemable noncontrolling interest	6,950	6,648
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	573,223	574,458
Retained earnings	55,000	65,836
Unearned employee benefits and other	207	218
Accumulated other comprehensive loss	(25,848)	(22,568)
Common stock in treasury, at cost, 4,468,334 and 4,518,099 shares, respectively	(223,947)	(226,215)
Total Viad stockholders’ equity	416,037	429,131
Non-redeemable noncontrolling interest	13,442	13,806
Total stockholders’ equity	429,479	442,937
Total Liabilities and Stockholders’ Equity	$948,147	$919,899

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017
Revenue:
Services	$245,548	$290,643
Products	31,880	35,164
Total revenue	277,428	325,807
Costs and expenses:
Costs of services	257,295	280,638
Costs of products	31,122	32,102
Business interruption gain	(190)	(53)
Corporate activities	2,217	2,541
Interest income	(84)	(58)
Interest expense	2,069	2,105
Other expense	238	452
Restructuring charges	162	394
Impairment recoveries	—	(2,384)
Total costs and expenses	292,829	315,737
Income (loss) from continuing operations before income taxes	(15,401)	10,070
Income tax expense (benefit)	(4,638)	2,741
Income (loss) from continuing operations	(10,763)	7,329
Income (loss) from discontinued operations	928	(816)
Net income (loss)	(9,835)	6,513
Net loss attributable to non-redeemable noncontrolling interest	364	264
Net loss attributable to redeemable noncontrolling interest	84	—
Net income (loss) attributable to Viad	$(9,387)	$6,777
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(0.51)	$0.37
Discontinued operations attributable to Viad common stockholders	0.04	(0.04)
Net income (loss) attributable to Viad common stockholders	$(0.47)	$0.33
Weighted-average outstanding and potentially dilutive common shares	20,207	20,346
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(0.51)	$0.37
Discontinued operations attributable to Viad common stockholders	0.04	(0.04)
Net income (loss) attributable to Viad common stockholders	$(0.47)	$0.33
Weighted-average outstanding common shares	20,207	20,083
Dividends declared per common share	$0.10	$0.10
Amounts attributable to Viad common stockholders
Income (loss) from continuing operations	$(10,315)	$7,593
Loss from discontinued operations	928	(816)
Net income (loss)	$(9,387)	$6,777

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Net income (loss)	$(9,835)	$6,513
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax(1)	—	62
Unrealized foreign currency translation adjustments, net of tax(1)	(3,109)	2,345
Change in net actuarial gain, net of tax(1)	629	111
Change in prior service cost, net of tax(1)	(184)	(78)
Adoption of ASU 2016-01	(616)	—
Comprehensive income (loss)	(13,115)	8,953
Comprehensive loss attributable to non-redeemable noncontrolling interest	364	264
Comprehensive loss attributable to redeemable noncontrolling interest	84	—
Comprehensive income (loss) attributable to Viad	$(12,667)	$9,217

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Cash flows from operating activities
Net income (loss)	$(9,835)	$6,513
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,063	12,144
Deferred income taxes	(4,507)	374
Loss (income) from discontinued operations	(928)	816
Restructuring charges	162	394
Impairment recoveries	—	(2,384)
Gains on dispositions of property and other assets	(73)	(50)
Share-based compensation expense	717	1,999
Other non-cash items, net	1,803	1,287
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(13,255)	(26,219)
Inventories	70	(770)
Current contract costs	(9,211)	(3,739)
Accounts payable	5,354	29,437
Restructuring liabilities	(359)	(1,137)
Accrued compensation	(16,149)	(16,027)
Contract liabilities	20,888	13,505
Income taxes payable	(7,475)	(3,206)
Other assets and liabilities, net	16,316	19,301
Net cash provided by (used in) operating activities	(3,419)	32,238
Cash flows from investing activities
Capital expenditures	(26,586)	(14,662)
Proceeds from insurance	—	4,583
Cash paid for acquired businesses, net	—	(1,661)
Proceeds from dispositions of property and other assets	1,139	550
Net cash used in investing activities	(25,447)	(11,190)
Cash flows from financing activities
Proceeds from borrowings	36,038	17,574
Payments on debt and capital lease obligations	(15,348)	(30,985)
Dividends paid on common stock	(2,046)	(2,038)
Common stock purchased for treasury	(868)	(1,204)
Proceeds from exercise of stock options	84	—
Net cash provided by (used in) financing activities	17,860	(16,653)
Effect of exchange rate changes on cash and cash equivalents	(377)	139
Net change in cash and cash equivalents	(11,383)	4,534
Cash and cash equivalents, beginning of year	53,723	20,900
Cash and cash equivalents, end of period	$42,340	$25,434

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Overview and Basis of Presentation

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

GES

GES is a global, full-service provider for live events. GES’ clients include event organizers and corporate brand marketers. Event organizers schedule and run the event from start to finish. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products, and build business relationships. GES serves corporate brand marketers when they exhibit at shows and when GES is engaged to manage their global exhibit program or produce their proprietary corporate events.

Services and Products Offered

GES offers a full suite of services and products for event organizers and corporate brand marketers through three main lines of business:

•	Core Services. GES provides official contracting services and products, including the design and production of experiences to material handling, rigging, electrical, and other on-site services.
•

Audio-Visual. GES offers a variety of high-impact multi-media services and technology, including video and lighting production, digital studio services, entertainment services and talent coordination, projection mapping, and computer rental and support.

•	Event Technology. GES offers a comprehensive range of event technology services, including event accommodation solutions, registration and data analytics, and event management tools.

Markets Served

GES provides the above services and products across four live event markets: Exhibitions, Conferences, Corporate Events, and Consumer Events (collectively, “Live Events”).

•	Exhibitions facilitate business-to-business and business-to-consumer sales and marketing.
•

Conferences facilitate attendee education and may also include an expo or trade show to further facilitate attendee education and to facilitate business-to-business and business-to-consumer sales and marketing.

•	Corporate events facilitate attendee education of the sponsoring company’s products or product ecosystem.
•	Consumer events entertain, educate, or create an experience, typically around a specific genre.

Pursuit

Pursuit is a collection of iconic natural and cultural destination travel experiences that enjoy perennial demand. Pursuit offers guests distinctive and world renowned experiences through its collection of unique hotels, lodges, recreational attractions, and transportation services.

Services and Products Offered

Pursuit is comprised of four lines of business: Hospitality, including food and beverage services and retail operations; Attractions, including food and beverage services and retail operations; Transportation, and Travel Planning. Services offered to these lines of business (or a subset of these) include accommodations, admissions, transportation, and travel planning. Products offered include food and beverage and retail.

Markets Served

Pursuit provides the above services and products across the following geographic markets:

•

Banff Jasper Collection.  The Banff Jasper Collection is a leading travel and tourism provider in the Canadian Rockies in Alberta, Canada with two lodging properties in Banff National Park, one lodging property in Jasper National Park, five world-class recreational attractions, food and beverage services, retail operations, sightseeing and transportation services.

•

Alaska Collection. The Alaska Collection is a leading travel and tourism provider in Alaska with two lodging properties and a sightseeing excursion in Denali National Park and Preserve, a lodge in Talkeetna, Alaska’s top-rated wildlife and glacier cruise, and two lodging properties located near Kenai Fjords National Park. The Alaska Collection also provides food and beverage services and retail operations.

•

Glacier Park Collection. The Glacier Park Collection is an operator of seven lodging properties, 12 retail shops, and 11 dining outlets in and around Glacier National Park in Montana, and Waterton Lakes National Park in Alberta, Canada, with a leading share of rooms in that market.

•	FlyOver.
o

FlyOver Canada, located in Vancouver, British Columbia, is a recreational attraction that provides a virtual flight ride experience that combines motion seating, spectacular media, and visual effects including wind, scents, and mist to give the unforgettable experience of flying across Canada.

o

FlyOver Iceland is a recreational attraction under construction in Reykjavik, Iceland that will provide a virtual flight ride experience over some of Iceland’s most spectacular scenery and natural wonders with the same effects as FlyOver Canada. The new attraction is expected to open in 2019.

Basis of Presentation

Viad’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or SEC rules and regulations for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. We have recast certain prior period amounts to conform to the current period presentation due to the adoption of new accounting standards. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018 (“2017 Form 10-K”).

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

January 1, 2019

We are currently evaluating the potential impact the adoption of this new guidance will have on our financial position or results of operations including analyzing our existing operating leases. Based on our current assessment, the adoption of this standard will have a material impact on our Consolidated Balance Sheets as we will be required to record right-of-use assets and lease liabilities for our leases. Our Consolidated Statement of Operations is not expected to be materially impacted. We expect the most significant impact will relate to facility and equipment leases, which are currently recorded as operating leases. We are continuing our assessment, which may identify other impacts. We will adopt the standard on January 1, 2019.

ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

The amendment addresses the effect of the Tax Cuts and Jobs Act (the “Tax Act”) on items within accumulated other comprehensive income (“AOCI”). Under current GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in AOCI are adjusted, certain tax effects become stranded in AOCI. This amendment allows a reclassification from AOCI to retained earnings for stranded tax effects. Early adoption is permitted.

January 1, 2019

We are currently evaluating the impact of the adoption of this new guidance on our consolidated financial statements and related disclosures. Refer to Note 16 – Income Taxes for additional information.

Standard	Description	Date of adoption	Effect on the financial statements
Standards Recently Adopted
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

The standard established a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

January 1, 2018

We adopted ASU 2014-09 and its related amendments (collectively, “Topic 606”) on January 1, 2018 using the modified retrospective transition method. The cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings was determined to be immaterial (less than $0.2 million) and, therefore, no adjustment was made.

The adoption of this standard did not have a material impact on our consolidated financial statements. The impact primarily related to the deferral of certain commissions which were previously expensed as incurred but are now capitalized and amortized over the period of contract performance, and the deferral of certain costs incurred in connection with trade shows which were previously expensed as incurred but are now capitalized and expensed upon the completion of the show. The new guidance resulted in expanded disclosures and processes to identify performance obligations. Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional transition disclosures.

ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

The amendment includes a requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

		January 1, 2018	We adopted this guidance prospectively in the first quarter of 2018 and recorded a cumulative-effect adjustment of $0.6 million to beginning retained earnings.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment

The amendment eliminates the requirement to estimate the implied fair value of goodwill if it is determined that the carrying amount of a reporting unit exceeds its fair value. Goodwill impairment will now be recognized by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendment should be applied prospectively and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

January 1, 2018

We early adopted this new guidance on January 1, 2018 on a prospective basis. As a result, we expect the adoption to reduce the complexity surrounding the analysis of goodwill impairment during our annual goodwill impairment tests as of October 31, 2018, or if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

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

January 1, 2018

We adopted this new standard retrospectively. As a result, we recorded the nonservice cost component of net periodic benefit cost within other expense and $0.5 million was reclassified from operating expenses to other expense for the three months ended March 31, 2017, to conform to current period presentation. See below for additional details on the impact of this adoption on our results of operations.

ASU 2018-05, Income Taxes (Topic 740)—Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118

This amends ASC 740 to incorporate the requirements of SEC Staff Accounting Bulletin No. 118, which provides guidance on accounting for the tax effects of the Tax Act for SEC registrants who do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.

Upon issuance

We recognized the provisional tax impacts of the Tax Act in the fourth quarter of 2017. During the first quarter of 2018, we did not receive any additional information regarding these provisional calculations. As a result, we continue to anticipate finalizing our analysis in connection with the completion of our tax return for 2017 to be filed in 2018. Refer to Note 16 – Income Taxes for additional information.

Prior to January 1, 2018, we presented revenue in our Condensed Consolidated Statements of Operations in three separate line items as follows:

Three Months Ended
(in thousands)	March 31, 2017
Revenue:
Exhibition and event services	$275,948
Exhibits and environments	41,923
Pursuit services	7,936
Total revenue	$325,807

In connection with the adoption of Topic 606, we changed the presentation of revenue in our Condensed Consolidated Statements of Operations and now present total services revenue and total products revenue. As a result, we changed the prior reporting period to conform to the current period presentation as follows:

Three Months Ended
(in thousands)	March 31, 2017
Revenue:
Services	$290,643
Products	35,164
Total revenue	$325,807

As a result of the change in presentation of revenue in the Condensed Consolidated Statements of Operations, we also made the following conforming changes to the presentation of cost of services and cost of products. The following table also summarizes the impact of adopting ASU 2017-07 on our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31, 2017
(in thousands)	As Previously Reported	Reclassifications to Conform with Revenue Presentation	ASU 2017-07	As Newly Reported
Cost of services	$273,609	$7,412	$(383)	$280,638
Cost of products	$39,514	$(7,412)	$—	$32,102
Corporate activities	$2,610	$—	$(69)	$2,541
Other expense	$—	$—	$452	$452

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

Revenue Recognition

Beginning January 1, 2018, revenue is measured based on a specified amount of consideration in a contract with a customer, net of commissions paid to customers and amounts collected on behalf of third parties. We recognize revenue when a performance obligation is satisfied by transferring control of a product or service to a customer.

GES’ service revenue is primarily derived through its comprehensive range of services to event organizers and corporate brand marketers including Core Services, Audio-Visual, and Event Technology. GES’ service revenue is recognized when we have a right to invoice, net of commissions paid to customers, at the close of the event. GES’ product revenue is derived from the build of exhibits and environments and graphics. GES’ product revenue from the build of exhibits is recognized upon delivery of the product while graphics is recognized at the close of the event when we have the right to invoice. GES’ service revenue and graphics product revenue are recognized over time as they are considered part of a single performance obligation satisfied over time. GES’ product revenue from the build of exhibits is recognized at a point in time.

Pursuit’s service revenue is derived through its accommodations, admissions, transportation, and travel planning services. Pursuit’s product revenue is derived through food and beverage and retail sales. Pursuit’s revenue is recognized at the time services are performed or upon delivery of the product. Pursuit’s service revenue is recognized over time as the customer simultaneously receives and consumes the benefits. Pursuit’s product revenue is recognized at a point in time.

The following table summarizes the impact of adopting Topic 606 on our unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
(in thousands)	Balances without Adoption of Topic 606	Effect of Change	As Reported
Revenue:
GES services	$237,793	$-	$237,793
GES products	$29,913	$-	$29,913
Pursuit services	$7,755	$-	$7,755
Pursuit products	$1,967	$-	$1,967
Costs and expenses:
Costs of services	$258,142	$(847)	$257,295
Costs of products	$31,122	$-	$31,122
Income tax benefit	$(4,852)	$214	$(4,638)
Net loss	$(10,468)	$(633)	$(9,835)

Noncontrolling Interests

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the 20% equity ownership interest that we do not own in Glacier Park, Inc. We report non-redeemable noncontrolling interest within stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of consolidated net income attributable to Viad and the non-redeemable noncontrolling interest is presented in the Condensed Consolidated Statements of Operations.

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. The Esja Attractions ehf. (“Esja”) purchase agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Condensed Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to retained earnings and is included in our earnings (loss) per share. Refer to Note 20 – Redeemable Noncontrolling Interest for additional information.

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

Note 2. Revenue and Related Contract Costs and Contract Liabilities

GES’ performance obligations consist of services or product(s) outlined in a contract. While multi-year contracts are often signed for recurring events, the obligations for each occurrence are well defined and conclude upon the occurrence of each event. The obligations are typically the provision of services or sale of a product in connection with an exhibition, conference or other event. Revenue for services is recognized when we have a right to invoice, generally at the close of the exhibition, conference, or corporate event, which typically lasts one to three days. Revenue for consumer events is recognized over the duration of the event. Revenue for products is recognized upon delivery or when we have the right to invoice, generally at the close of the exhibition, conference, or corporate event. Payment terms are generally within 30-60 days and contain no significant financing components.

Pursuit’s performance obligations are short-term in nature. They include the provision of a hotel room, an attraction admission, a chartered or ticketed bus or van ride, the fulfillment of travel planning itineraries, and/or the sale of food, beverage or retail products.  Revenue is recognized when the service has been provided or the product has been delivered. When credit is extended, payment terms are generally within 30 days and contain no significant financing components.

Customer deposits are typically received by GES and Pursuit prior to transferring the related product or service to the customer.  These deposits are recorded as a contract liability and recognized as revenue upon satisfaction of the related contract performance obligation(s). GES also provides customer rebates and volume discounts to certain event organizers that are recorded as contract liabilities and are recognized as a reduction of revenue. These amounts are included in the Condensed Consolidated Balance Sheets under the caption “Contract liabilities”.

GES capitalizes certain incremental costs incurred in obtaining and fulfilling contracts. Capitalized costs principally relate to direct costs of materials and services incurred in fulfilling services of future exhibitions, conferences, and events, and also include incentives and commissions incurred upon contract signing. Costs associated with preliminary contract activities (i.e. proposal activities) are expensed as incurred. Capitalized contract costs are expensed upon the transfer of the related goods or services and are included in cost of services or cost of products sold, as applicable. The deferred incremental costs of obtaining and fulfilling contracts are included in the Condensed Consolidated Balance Sheets under the captions “Current contract costs” and “Other investments and assets.” These amounts were previously reported in inventories under “Work in process.”

We elected to apply the following practical expedients related to performance obligations:

Not to disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when we expect to recognize that amount as revenue as of December 31, 2017 and not to disclose the value of unsatisfied performance obligations for contracts with an original duration of one year or less because the vast majority of our contract liabilities relate to future exhibitions and events that will occur within the next 12 months.

Contract Liabilities

Changes to contract liabilities are as follows:

(in thousands)
Balance at January 1, 2018	$31,981
Cash additions	38,241
Revenue recognized	(18,526)
Foreign exchange translation adjustment	195
Balance at March 31, 2018	$51,891

Contract Costs

Capitalized contract costs were $27.2 million as of March 31, 2018 and $16.9 million as of December 31, 2017. The contract costs as of March 31, 2018 consisted of $3.7 million to obtain contracts and $23.5 million to fulfill contracts. During the three months ended March 31, 2018, $8.6 million of the December 31, 2017 balance was recognized in cost of services or products and $18.6 million of costs remained deferred.  We did not recognize an impairment loss with respect to capitalized contract costs.

Disaggregation of Revenue

The following tables disaggregate revenue of GES and Pursuit by major product line, timing of revenue recognition, and markets served:

GES

	Three Months Ended March 31, 2018
(in thousands)	GES U.S.	GES International	Intersegment Eliminations	Total
Services:
Core services	$163,367	$46,213	$—	$209,580
Audio-visual	17,084	3,168	—	20,252
Event technology	8,035	3,274	—	11,309
Intersegment eliminations	—	—	(3,348)	(3,348)
Total services	188,486	52,655	(3,348)	237,793
Products:
Core products	15,382	14,531	—	29,913
Total revenue	$203,868	$67,186	$(3,348)	$267,706

Timing of revenue recognition:
Services transferred over time	$188,486	$52,654	$—	$241,140
Products transferred over time	10,592	4,107	—	14,699
Products transferred at a point in time	4,790	10,425	—	15,215
Intersegment eliminations	—	—	(3,348)	(3,348)
Total revenue	$203,868	$67,186	$(3,348)	$267,706

Markets:
Exhibitions	$130,494	$55,330	$—	$185,824
Conferences	37,816	6,661	—	44,477
Corporate events	29,444	4,860	—	34,304
Consumer events	6,114	335	—	6,449
Intersegment eliminations	—	—	(3,348)	(3,348)
Total revenue	$203,868	$67,186	$(3,348)	$267,706

Pursuit

Three Months Ended
(in thousands)	March 31, 2018
Services:
Accommodations	$1,705
Admissions	3,579
Transportation	2,369
Travel planning	308
Intersegment eliminations	(206)
Total services revenue	7,755
Products:
Food and beverage	1,219
Retail operations	748
Total products revenue	1,967
Total revenue	$9,722

Timing of revenue recognition:
Services transferred over time	$7,755
Products transferred at a point in time	1,967
Total revenue	$9,722

Markets:
Banff Jasper Collection	$7,089
Alaska Collection	213
Glacier Park Collection	626
FlyOver	1,794
Total revenue	$9,722

Balance Sheet Reclassifications

In connection with the adoption of Topic 606, we made the following reclassifications to separately present contract costs and contract liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2017:

	December 31, 2017
(in thousands)	As Previously Reported	Reclassifications	As Adjusted
Cash and cash equivalents	$53,723	—	$53,723
Accounts receivable, net	104,811	—	104,811
Inventories (1)	30,372	(12,822)	17,550
Current contract costs (1)	—	13,436	13,436
Other current assets (1)	21,030	(1,289)	19,741
Property and equipment, net	305,571	—	305,571
Other investments and assets (1)	47,512	675	48,187
Deferred income taxes	23,548	—	23,548
Goodwill	270,551	—	270,551
Other intangible assets, net	62,781	—	62,781
Total assets	$919,899	—	$919,899
Accounts payable	$77,380	—	$77,380
Customer deposits (2)	33,415	(33,415)	—
Contract liabilities (2)	—	31,981	31,981
Accrued compensation	30,614	—	30,614
Other current liabilities (2)	38,720	1,434	40,154
Debt and capital lease obligations, current and long-term	209,192	—	209,192
Pension and postretirement benefits	28,135	—	28,135
Other deferred items and liabilities	52,858	—	52,858
Total liabilities	470,314	—	470,314
Redeemable noncontrolling interest	6,648	—	6,648
Total stockholders' equity (3)	442,937	—	442,937
Total liabilities and stockholders' equity	$919,899	—	$919,899

(1)

Contract costs primarily consist of deferred core services costs (including labor and vendor purchases) required to service future exhibitions, conferences and other events, and commission expenses incurred to obtain contracts. All such costs were previously included in “Inventories” and in other certain assets. As a result of the changes noted above, deferred core services costs related to exhibitions and events that are scheduled to occur longer than one year in the future are currently included in “Other investments and assets”. The impact of this change reduced total current assets at December 31, 2017 by $0.7 million. The amount of deferred core services costs included in “Other investments and assets” at March 31, 2018 was $4.6 million.

(2)

In connection with the adoption of Topic 606, we elected to more prominently present contract liabilities on the Consolidated Balance Sheets. Consequently, customer deposits of $33.4 million as of December 31, 2017, have been reclassified to “Contract liabilities” and to other certain current liabilities to conform to the current period presentation.

(3)	The cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings was determined to be immaterial and therefore no adjustment was made.

Note 3. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Performance unit incentive plan (“PUP”)	$194	$1,316
Restricted stock	503	623
Restricted stock units	20	60
Share-based compensation before income tax benefit	717	1,999
Income tax benefit	(181)	(744)
Share-based compensation, net of income tax benefit	$536	$1,255

We did not record any share-based compensation expense through restructuring expense during the three months ended March 31, 2018 or 2017.

The following table summarizes the activity of the outstanding share-based compensation awards:

	PUP Awards		Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2017	239,338	$32.80	206,899	$33.16	12,750	$30.94
Granted	71,625	$52.15	41,457	$52.15	3,669	$52.28
Vested	(75,761)	$27.29	(54,458)	$27.35	(4,300)	$27.35
Forfeited	—	$—	(1,156)	$36.37	(258)	$37.69
Balance at March 31, 2018	235,202	$40.46	192,742	$38.87	11,861	$38.70

Viad Corp Omnibus Incentive Plan

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of March 31, 2018, there were 1,672,566 shares available for future grant under the 2017 Plan.

PUP Awards

The vesting of PUP award shares is based upon achievement of certain performance-based criteria. The performance period of the shares is three years.

During the three months ended March 31, 2018, we granted $3.7 million PUP awards of which $1.6 million are payable in shares. Liabilities related to PUP awards were $5.1 million as of March 31, 2018 and $11.0 million as of December 31, 2017. In March 2018, PUP awards granted in 2015 vested and we distributed cash payouts of $5.9 million. In March 2017, PUP awards granted in 2014 vested and we distributed cash payouts of $3.7 million.

Restricted Stock

As of March 31, 2018, the unamortized cost of outstanding restricted stock awards was $4.1 million, which we expect to recognize over a weighted-average period of approximately 1.5 years. We repurchased 16,362 shares for $0.9 million during the three months ended March 31, 2018 and 25,642 shares for $1.2 million during the three months ended March 31, 2017 related to tax withholding requirements on vested share-based awards.

Restricted Stock Units

Aggregate liabilities related to restricted stock units were $0.3 million as of March 31, 2018 and $0.5 million as of December 31, 2017. In February 2018, the 2015 restricted stock units vested and we distributed cash payouts of $0.2 million. In February 2017, portions of the 2012 and 2014 restricted stock units vested and we distributed cash payouts of $0.3 million.

Stock Options

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2017	63,773	$16.62
Exercised	(5,084)	$16.62
Options outstanding and exercisable at March 31, 2018	58,689	$16.62

Note 4. Acquisition of Business

Esja

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Esja is developing and will operate a new FlyOver Iceland attraction, which is expected to open in 2019. The purchase price was €8.2 million (approximately $9.5 million) in cash, which included a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. The noncontrolling interest’s carrying value is determined by the fair value of the noncontrolling interest as of the acquisition date, the noncontrolling interest’s share of the subsequent net income or loss, and the accretion of the redemption value of the put option. As of the transaction date, the fair value of the noncontrolling interest was estimated to be $6.7 million. The fair value of the noncontrolling interest was finalized as of March 31, 2018 with no adjustments. Refer to Note 20 – Redeemable Noncontrolling Interest for additional information.

Under the acquisition method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired is recorded as goodwill. Goodwill is included in the Pursuit business group and the primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future income from operations after opening in 2019. Goodwill is deductible for tax purposes. Transaction costs associated with the acquisition of Esja were $0.1 million in 2018 and 2017, which are included in corporate activities in the Condensed Consolidated Statements of Operations.

The Esja results of operations have been included in the condensed consolidated financial statements from the date of acquisition. During the three months ended March 31, 2018, Esja had an operating loss of $0.2 million, representing start-up costs.

Note 5. Inventories

The components of inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2018	2017
Raw materials	$17,514	$17,550
Work in process (1)	—	—
Inventories	$17,514	$17,550

(1)

Upon the adoption of Topic 606, the deferred incremental costs of obtaining and fulfilling contracts that were previously reported in Inventories under “Work in process” are currently reported under “Current contract costs” and “Other investments and assets.” Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional information.

Note 6. Other Current Assets

Other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2018	2017
Income tax receivable	$5,882	$4,237
Prepaid vendor payments	5,298	5,048
Prepaid software maintenance	4,096	3,386
Prepaid insurance	2,260	2,610
Prepaid taxes	786	912
Prepaid rent	788	730
Prepaid other	3,919	2,172
Other	48	646
Other current assets	$23,077	$19,741

Note 7. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2018	2017
Land and land interests	$32,333	$32,544
Buildings and leasehold improvements	233,069	222,118
Equipment and other	359,911	351,676
Gross property and equipment	625,313	606,338
Accumulated depreciation	(308,434)	(300,767)
Property and equipment, net	$316,879	$305,571

Depreciation expense was $10.4 million for the three months ended March 31, 2018 and $9.1 million for three months ended March 31, 2017.

Non-cash increases to property and equipment related to assets acquired under capital leases were $0.5 million for the three months ended March 31, 2018 and $0.4 million for the three months ended March 31, 2017. Non-cash increases to property and equipment purchases in accounts payable and accrued liabilities were $0.8 million for the three months ended March 31, 2018 and $1.5 million for the three months ended March 31, 2017.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	March 31,	December 31,
(in thousands)	2018	2017
Cash surrender value of life insurance	$24,026	$23,947
Self-insured liability receivable	10,442	10,442
Contract costs (1)	4,588	3,442
Workers’ compensation insurance security deposits	3,550	3,550
Other mutual funds	2,823	2,637
Other	3,360	4,169
Other investments and assets	$48,789	$48,187

(1)

Upon the adoption of Topic 606, the deferred incremental costs of obtaining and fulfilling contracts that were previously reported in Inventories under “Work in process” are currently reported under “Current contract costs” and “Other investments and assets.” Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional information.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	GES U.S.	GES International	Pursuit	Total
Balance at December 31, 2017	$148,277	$38,840	$83,434	$270,551
Foreign currency translation adjustments	—	931	(1,688)	(757)
Balance at March 31, 2018	$148,277	$39,771	$81,746	$269,794

Other intangible assets consisted of the following:

	March 31, 2018			December 31, 2017
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$69,074	$(25,930)	$43,144	$68,798	$(23,696)	$45,102
Operating contracts and licenses	9,702	(1,086)	8,616	9,951	(1,094)	8,857
Tradenames	8,656	(3,137)	5,519	8,633	(2,873)	5,760
Non-compete agreements	5,395	(3,356)	2,039	5,363	(3,007)	2,356
Other	1,699	(682)	1,017	896	(650)	246
Total amortized intangible assets	94,526	(34,191)	60,335	93,641	(31,320)	62,321
Unamortized intangible assets:
Business licenses	460	—	460	460	—	460
Other intangible assets	$94,986	$(34,191)	$60,795	$94,101	$(31,320)	$62,781

Intangible asset amortization expense was $2.7 million for the three months ended March 31, 2018 and $3.1 million for the three months ended March 31, 2017. The weighted-average amortization period of customer contracts and relationships is approximately 8.3 years, operating contracts and licenses is approximately 26.1 years, tradenames is approximately 6.8 years, non-compete agreements is approximately 2.0 years, and other amortizable intangible assets is approximately 8.3 years. The estimated future amortization expense related to amortized intangible assets held at March 31, 2018 is as follows:

(in thousands)
Year ending December 31,
Remainder of 2018	$8,450
2019	10,042
2020	8,537
2021	7,537
2022	5,986
Thereafter	19,783
Total	$60,335

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2018	2017
Continuing operations:
Commissions payable	$10,569	$3,235
Self-insured liability	5,894	6,208
Accrued employee benefit costs	5,442	2,915
Accommodation services deposits (1)	5,090	2,540
Accrued sales and use taxes	4,298	2,431
Accrued dividends	2,095	2,094
Current portion of pension and postretirement liabilities	1,921	2,109
Deferred rent	1,691	1,679
Accrued professional fees	1,328	1,020
Accrued restructuring	461	722
Accrued income tax payable	113	7,518
Accrued rebates (2)	—	—
Other taxes	2,570	2,750
Other	8,234	3,852
Total continuing operations	49,706	39,073
Discontinued operations:
Environmental remediation liabilities	675	648
Self-insured liability	346	337
Other	90	96
Total discontinued operations	1,111	1,081
Total other current liabilities	$50,817	$40,154

(1)

Upon the adoption of Topic 606, we present customer deposits as “Contract liabilities” as they are received prior to transferring the related product or service to the customer. We recognize revenue upon satisfaction of the related contract performance obligation(s). Deposits received from GES’ events accommodation services are not classified as contract liabilities as they are deposits from hotel guests that are passed on to the hotels. Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional information.

(2)

Upon the adoption of Topic 606, we reclassified $1.1 million of accrued rebates to “Contract liabilities” on the December 31, 2017 Condensed Consolidated Balance Sheet as they represent future performance obligations. Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional information.

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2018	2017
Continuing operations:
Self-insured liability	$13,139	$12,918
Self-insured excess liability	10,442	10,442
Foreign deferred tax liability	8,267	8,267
Accrued compensation	5,628	9,740
Deferred rent	3,744	3,855
Accrued restructuring	1,754	1,827
Other	1,439	1,305
Total continuing operations	44,413	48,354
Discontinued operations:
Self-insured liability	2,471	2,557
Environmental remediation liabilities	1,669	1,728
Other	233	219
Total discontinued operations	4,373	4,504
Total other deferred items and liabilities	$48,786	$52,858

Note 12. Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations consisted of the following:

	March 31,	December 31,
(in thousands, except interest rates)	2018	2017
Revolving credit facility and term loan 3.4% weighted-average interest rate at March 31, 2018 and 3.1% at December 31, 2017, due through 2019 (1)	$212,831	$207,322
Brewster Inc. revolving credit facility 3.0% weighted-average interest rate at March 31, 2018 (1)	15,498	—
Less unamortized debt issuance costs	(850)	(984)
Total debt	227,479	206,338
Capital lease obligations 4.1% weighted-average interest rate at March 31, 2018 and 3.8% at December 31, 2017, due through 2021	3,839	2,854
Total debt and capital lease obligations	231,318	209,192
Current portion (2)	(178,252)	(152,599)
Long-term debt and capital lease obligations	$53,066	$56,593
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

Effective December 22, 2014, we entered into a $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a senior credit facility in the aggregate amount of $300 million, which consists of a $175 million revolving credit facility (the “Revolving Credit Facility”) and a $125 million term loan (the “Term Loan”). The Credit Agreement has a maturity date of December 22, 2019. Proceeds from the loans made under the Credit Agreement were used to refinance certain of our outstanding debt and will be used for general corporate purposes in the ordinary course of business. Under the Credit Agreement, either or both of the Revolving Credit Facility and the Term Loan may be increased up to an additional $100 million under certain circumstances. If such circumstances are met, we may obtain the additional borrowings under the Revolving Credit Facility, the Term Loan, or a combination of the two. The Revolving Credit Facility has a $40 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Our lenders under the Credit Agreement have a first perfected security interest in all of our personal property including GES, GES Event Intelligence Services, Inc., CATC Alaska Tourism Corporation (“CATC”), and ON Event Services, LLC (“ON Services”), and 65% of the capital stock of our top-tier foreign subsidiaries.

Effective February 24, 2016, we executed an amendment (“Amendment No. 1”) to the Credit Agreement. Amendment No. 1 modified the terms of the financial covenants and the negative covenants related to acquisitions, restricted payments, and indebtedness. The overall maximum leverage ratio and minimum fixed charge coverage ratio are 3.50 to 1.00 and 1.75 to 1.00, respectively, and will remain at those levels for the entire remaining term of the Credit Agreement. Acquisitions in substantially the same or related lines of business are permitted under Amendment No. 1, as long as the pro forma leverage ratio is less than or equal to 3.00 to 1.00. We can make dividends, distributions, and repurchases of our common stock up to $20 million per calendar year. Stock dividends, distributions, and repurchases above the $20 million limit are not subject to a liquidity covenant, and are permitted as long as our pro forma leverage ratio is less than or equal to 2.50 to 1.00 and no default or unmatured default, as defined in the Credit Agreement, exists. Unsecured debt is allowed as long as our pro forma leverage ratio is less than or equal to 3.00 to 1.00. Significant other covenants under the Credit Agreement that were not affected by Amendment No. 1 include limitations on investments, sales/leases of assets, consolidations or mergers, and liens on property. As of March 31, 2018, the fixed charge coverage ratio was 2.69 to 1.00, the leverage ratio was 1.89 to 1.00, and we were in compliance with all covenants under the Credit Agreement.

Effective December 28, 2016, Brewster Inc., part of Pursuit, entered into a credit agreement (the “Brewster Credit Agreement”) with a $38 million revolving credit facility (the “Brewster Revolver”). The Brewster Credit Agreement was used in connection with the FlyOver Canada acquisition in December 2016. Effective December 6, 2017, we amended the Brewster Revolver to reduce the amount to $20 million and extend the maturity date to December 28, 2018. Additional loan proceeds will be used for potential future acquisitions in Canada and other general corporate purposes of Brewster Inc. The lender under the Brewster Revolver has a first perfected security interest in all of Brewster Inc.’s personal property and a guaranty from Brewster Inc.’s immediate parent, Brewster Travel Canada Inc. (secured by its present and future personal property), Viad, and all of its current or future subsidiaries that are required to be guarantors under Viad’s Credit Agreement. The fees on the unused portion of the Brewster Revolver are currently 0.2% annually.

As of March 31, 2018, our total debt and capital lease obligations were $231.3 million, consisting of outstanding borrowings under the Term Loan of $70.3 million, the Revolving Credit Facility of $142.5 million, the Brewster Revolver of $15.5 million, and capital lease obligations of $3.8 million, offset in part by unamortized debt issuance costs of $0.9 million. As of March 31, 2018, capacity remaining under the Revolving Credit Facility was $31.2 million, reflecting borrowings of $142.5 million and $1.3 million in outstanding letters of credit. As of March 31, 2018, Brewster Inc. had $4.5 million of capacity remaining under the Brewster Revolver.

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

The estimated fair value of total debt was $225.1 million as of March 31, 2018 and $203.2 million as of December 31, 2017. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Cash paid for interest on debt was $1.9 million for the three months ended March 31, 2018 and $1.5 million for the three months ended March 31, 2017.

Note 13. Fair Value Measurements

The fair value of an asset or liability is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value guidance requires an entity to maximize the use of quoted prices and other observable inputs and minimize the use of unobservable inputs when measuring fair value, and also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value as follows:

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$119	$119	$—	$—
Other mutual funds(2)	2,823	2,823	—	—
Total assets at fair value on a recurring basis	$2,942	$2,942	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$119	$119	$—	$—
Other mutual funds(2)	2,637	2,637	—	—
Total assets at fair value on a recurring basis	$2,756	$2,756	$—	$—
(1)

Money market funds are included in “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets. These investments are classified as available-for-sale and are recorded at fair value. There have been no realized gains or losses related to these investments and we have not experienced any redemption restrictions with respect to any of the money market mutual funds.

(2)

Other mutual funds are included in “Other investments and assets” in the Condensed Consolidated Balance Sheets. These investments are classified as available-for-sale and are recorded at fair value. Unrealized gains of $1.0 million ($0.6 million after tax) as of December 31, 2017 are included in “Accumulated other comprehensive income (loss)” (“AOCI”) in the Condensed Consolidated Balance Sheets. Upon the adoption of ASU 2016-01, unrealized gains on equity securities classified as available-for-sale are recognized in net income rather than AOCI. We adopted this guidance prospectively, and recognized a cumulative-effect adjustment of $0.6 million to beginning retained earnings. Refer to Note 14 – Stockholders’ Equity for additional information.

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 12 – Debt and Capital Lease Obligations for the estimated fair value of debt obligations.

Note 14. Stockholders’ Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the non-redeemable noncontrolling interest for the three months ended March 31, 2018 and 2017:

(in thousands)	Total Viad Stockholders’ Equity	Non-redeemable Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2017	$429,131	$13,806	$442,937
Net loss	(9,387)	(364)	(9,751)
Dividends on common stock ($0.10 per share)	(2,046)	—	(2,046)
Common stock purchased for treasury	(868)	—	(868)
Employee benefit plans	1,938	—	1,938
Unrealized foreign currency translation adjustment	(3,109)	—	(3,109)
Other changes to AOCI	445	—	445
Other	(67)	—	(67)
Balance at March 31, 2018	$416,037	$13,442	$429,479

(in thousands)	Total Viad Stockholders’ Equity	Non-redeemable Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	$357,355	$13,283	$370,638
Net income (loss)	6,777	(264)	6,513
Dividends on common stock ($0.10 per share)	(2,038)	—	(2,038)
Common stock purchased for treasury	(1,204)	—	(1,204)
Employee benefit plans	1,779	—	1,779
Unrealized foreign currency translation adjustment	2,345	—	2,345
Other changes to AOCI	95	—	95
Other	(92)	—	(92)
Balance at March 31, 2017	$365,017	$13,019	$378,036

Changes in AOCI by component are as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$616	$(12,026)	$(11,158)	$(22,568)
Adoption of ASU 2016-01 (1)	(616)	—	—	(616)
Other comprehensive income before reclassifications	—	(3,109)	—	(3,109)
Amounts reclassified from AOCI, net of tax	—	—	445	445
Net other comprehensive income (loss)	(616)	(3,109)	445	(3,280)
Balance at March 31, 2018	$—	$(15,135)	$(10,713)	$(25,848)

(1)	Upon the adoption of ASU 2016-01, we recorded a cumulative-effect adjustment from unrealized gains on investments to beginning retained earnings.

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during the three months ended March 31, 2018 and 2017. These costs are recorded as components of net periodic cost for each period presented. Refer to Note 17 – Pension and Postretirement Benefits for additional information.

Amounts reclassified that relate to unrealized gains on equity securities classified as available-for-sale include $1.0 million ($0.6 million after tax) as of December 31, 2017. Upon the adoption of ASU 2016-01, unrealized gains on equity securities are recognized in net income. Refer to Note 13 – Fair Value Measurements for additional information.

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets. Refer to Note 20 – Redeemable Noncontrolling Interest for additional information.

Note 15. Income Per Share

The components of basic and diluted income per share are as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017
Net income (loss) attributable to Viad (diluted)	$(9,387)	$6,777
Less: Allocation to non-vested shares	—	(89)
Adjustment to the redemption value of redeemable noncontrolling interest	(38)	—
Net income (loss) allocated to Viad common stockholders (basic)	$(9,425)	$6,688
Basic weighted-average outstanding common shares	20,207	20,083
Additional dilutive shares related to share-based compensation	—	263
Diluted weighted-average outstanding shares	20,207	20,346
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$(0.47)	$0.33
Diluted income (loss) attributable to Viad common stockholders(1)	$(0.47)	$0.33

(1)	Diluted income (loss) per share amount cannot exceed basic income (loss) per share.

Note 16. Income Taxes

The effective tax rate was 30.1% for the three months ended March 31, 2018 and 27.2% for the three months ended March 31, 2017.

The income tax provision was computed based on the estimated annualized effective tax rate on the full-year forecasted income plus the tax impact of any unusual, infrequent, or non-recurring items during the period. The effective tax rate for the three months ended March 31, 2018 was greater than the federal statutory rate of 21% primarily due to foreign income taxed at higher rates and the impact of U.S. tax reform, specifically the global intangible low-taxed income (“GILTI”) tax on global income, certain non-deductible business expenses and the increase in the effective state tax rate. The effective tax rate for the three months ended March 31, 2017 was less than the federal statutory rate of 35% primarily due to the excess tax benefit on share-based compensation.

As of March 31, 2018, we have not updated any provisional estimates included in the financial statements as of December 31, 2017 for the impact of the Tax Act, but expect to complete the analysis and record any adjustments within the one year period provided under SEC Staff Accounting Bulletin 118.

We updated our current year estimate of the GILTI tax and have included the GILTI tax that cannot be fully offset by foreign tax credits generated in our annualized effective tax rate. The guidance and interpretation of the GILTI tax has not been finalized and it is possible that our estimate will change.

Cash paid for income taxes was $9.1 million for the three months ended March 31, 2018 and $2.5 million for the three months ended March 31, 2017.

Note 17. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended March 31, 2018 and 2017 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2018	2017	2018	2017	2018	2017
Service cost	$2	$9	$24	$30	$142	$130
Interest cost	187	229	94	126	92	114
Expected return on plan assets	(35)	(39)	—	—	(129)	(148)
Amortization of prior service credit	—	—	(84)	(111)	—	—
Recognized net actuarial loss	122	136	52	100	41	45
Net periodic benefit cost	$276	$335	$86	$145	$146	$141

We expect to contribute $1.1 million to our funded pension plans, $1.0 million to our unfunded pension plans, and $1.1 million to our postretirement benefit plans in 2018. During the three months ended March 31, 2018, we contributed $0.2 million to our funded pension plans, $0.2 million to our unfunded pension plans, and $0.3 million to our postretirement benefit plans.

Note 18. Restructuring Charges

GES

We have taken certain restructuring actions designed to reduce our cost structure primarily within GES. We implemented a strategic reorganization plan in order to consolidate the separate business units within GES U.S. We also consolidated facilities and streamlined our operations in the U.S., Canada, and the United Kingdom. As a result, we recorded restructuring charges primarily consisting of severance and related benefits as a result of workforce reductions and charges related to the consolidation and downsizing of facilities representing the remaining operating lease obligations (net of estimated sublease income) and related costs.

Other Restructurings

We recorded restructuring charges in connection with certain reorganization activities within Pursuit. These charges primarily consist of severance and related benefits due to headcount reductions.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2017	$1,551	$807	$191	$2,549
Restructuring charges	32	—	130	162
Cash payments	(167)	(20)	(295)	(482)
Adjustment to liability	451	(451)	(14)	(14)
Balance at March 31, 2018	$1,867	$336	$12	$2,215

As of March 31, 2018, the liabilities related to severance and employee benefits are expected to be paid by the end of 2020. Additionally, the liability related to future lease payments will be paid over the remaining lease terms for GES. Refer to Note 21 – Segment Information, for information regarding restructuring charges by segment.

Note 19. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of March 31, 2018 with respect to these matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of March 31, 2018, we had recorded environmental remediation liabilities of $2.3 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of March 31, 2018, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of March 31, 2018 would be $19.1 million. These guarantees relate to our leased facilities through October 2027. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby we could recover payments.

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

Our business contributes to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering our union-represented employees. Based upon the information available from plan administrators, we believe that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by us, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require us to make payments to such plan for our proportionate share of the plan’s unfunded vested liabilities. As of March 31, 2018, the amount of additional funding, if any, that we would be required to make related to multi-employer pension plans is not ascertainable.

We are self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $19.0 million as of March 31, 2018 which includes $13.6 million related to workers’ compensation liabilities, and $5.4 million related to general/auto liability claims. We have also retained and provided for certain insurance liabilities in conjunction with previously sold businesses of $2.8 million as of March 31, 2018, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.5 million for the three months ended March 31, 2018 and $1.3 million for the three months ended March 31, 2017.

In addition, as of March 31, 2018, we have recorded insurance liabilities of $10.4 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.9 million related to workers’ compensation liabilities and $3.5 million related to general/auto liability claims which are recorded in other deferred items and liabilities in the Condensed Consolidated Balance Sheets with a corresponding receivable in other investments.

Note 20. Redeemable Noncontrolling Interest

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

The noncontrolling interest’s carrying value is determined by the fair value of the noncontrolling interest as of the acquisition date, the noncontrolling interest’s share of the subsequent net income or loss. This value is benchmarked against the redemption value of the sellers’ put option. The carrying value is adjusted to the latter, provided that it does not fall below the initial carrying value, as determined by the purchase price allocation. We have made a policy election to reflect any changes caused by such an adjustment to retained earnings, rather than to current earnings.

Changes in the redeemable noncontrolling interest is as follows:

(in thousands)
Balance at December 31, 2017	$6,648
Net loss attributable to redeemable noncontrolling interest	(84)
Adjustment to the redemption value	38
Foreign currency translation adjustment	348
Balance at March 31, 2018	$6,950

Note 21. Segment Information

We measure the profit and performance of our operations on the basis of segment operating income (loss) which excludes restructuring charges and recoveries and impairment charges and recoveries. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization and share-based compensation expense are the only significant non-cash items for the reportable segments.

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Revenue:
GES:
U.S.	$203,868	$257,211
International	67,186	63,899
Intersegment eliminations	(3,348)	(3,239)
Total GES	267,706	317,871
Pursuit	9,722	7,936
Total revenue	$277,428	$325,807
Segment operating income (loss):
GES:
U.S.	$(1,556)	$21,346
International	2,136	2,033
Total GES	580	23,379
Pursuit	(11,395)	(10,275)
Segment operating income (loss)	(10,815)	13,104
Corporate eliminations (1)	16	16
Corporate activities	(2,217)	(2,541)
Operating income (loss)	(13,016)	10,579
Interest income	84	58
Interest expense	(2,069)	(2,105)
Other expense (2)	(238)	(452)
Restructuring recoveries (charges):
GES U.S.	—	(24)
GES International	(32)	(233)
Pursuit	(140)	—
Corporate	10	(137)
Impairment recoveries:
Pursuit	—	2,384
Income (loss) from continuing operations before income taxes	$(15,401)	$10,070
(1)

Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

(2)

We adopted ASU 2017-07 on January 1, 2018, which requires retrospective adoption. As a result, we recorded the nonservice cost component of net periodic benefit cost within other expense for the three months ended March 31, 2018, and we reclassified $0.5 million from operating expenses to other expense for the three months ended March 31, 2017 to conform with current period presentation. Refer to Note 1 – Overview and Basis of Presentation for additional details on the impact of this adoption on our Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “seek,” “aim,” “potential,” “target,” “outlook,” and similar expressions are intended to identify our forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. These forward-looking statements are not historical facts, and are subject to a host of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those in the forward-looking statements.

Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, the following:

•	our ability to successfully integrate and achieve established financial and strategic goals from acquisitions;
•	our dependence on large exhibition event clients;
•	the importance of key members of our account teams to our business relationships;
•	the competitive nature of the industries in which we operate;
•	travel industry disruptions;
•	transportation disruptions and increases in transportation costs;
•	seasonality of our businesses;
•	terrorist attacks, natural disasters and other catastrophic events;
•	fluctuations in general economic conditions;
•	the impact of recent U.S. tax legislation;
•	our exposure to currency exchange rate fluctuations;
•	our multi-employer pension plan funding obligations;
•	our exposure to labor cost increases and work stoppages related to unionized employees;
•	our exposure to cybersecurity attacks and threats;
•	compliance with laws governing the collection, storage, handling and transfer of personal data and our exposure to legal claims and fines for data breaches or improper handling of such data;
•	unanticipated delays and cost overruns of our capital projects, and our ability to achieve established financial and strategic goals of such projects;
•	adverse effects of show rotation on our periodic results and operating margins;
•	the effects of the United Kingdom’s exit from the European Union;
•	liabilities relating to prior and discontinued operations; and
•	those risks discussed in Item IA, “Risk Factors,” included in the 2017 Form 10-K.

Please see our most recent annual report on Form 10-K filed with the SEC on February 28, 2018. We disclaim and do not undertake any obligation to update or revise any forward-looking statement except as required by applicable law or regulation.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our 2017 Form 10-K and the condensed consolidated financial statements and related notes included in this Form 10-Q. The MD&A is intended to assist in understanding our financial condition and results of operations.

Overview

We are an international experiential services company with operations principally in the United States, Canada, the United Kingdom, continental Europe, and the United Arab Emirates. We are committed to providing unforgettable experiences to our clients and guests. We operate through three reportable business segments: GES U.S., GES International, (collectively, “GES”), and Pursuit.

GES

GES is a global, full-service provider for live events that produces exhibitions, conferences, corporate events, and consumer events. GES offers a comprehensive range of live event services including a full suite of audio-visual services from creative and technology to content and design, along with online tools powered by next generation technologies that help clients easily manage the complexities of their events.

GES’ clients include event organizers and corporate brand marketers. Event organizers schedule and run the event from start to finish. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products, and build business relationships. GES serves corporate brand marketers when they exhibit at events and when GES is engaged to manage their global exhibit program or produce their proprietary corporate events.

Seasonality

GES’ show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next. GES’ exhibition and event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows.

Pursuit

Pursuit is a collection of iconic natural and cultural destination travel experiences that enjoy perennial demand. Pursuit offers guests distinctive and world renowned experiences through its collection of unique hotels, lodges, world-class recreational attractions, and sightseeing and ground transportation services.

Pursuit comprises four lines of business: Attractions, including food and beverage services and retail operations; Hospitality, including food and beverage services and retail operations; Transportation, and Travel Planning. These four lines of business work together, driving economies of scope and meaningful scale in and around the iconic destinations of Banff, Jasper, and Waterton Lakes National Parks and Vancouver in Canada, and Glacier, Denali, and Kenai Fjords National Parks in the United States.

Seasonality

Pursuit experiences peak activity during the summer months. During 2017, 87% of Pursuit’s revenue was earned in the second and third quarters.

Results of Operations

Financial Highlights

	Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017	Percentage Change
Revenue	$277,428	$325,807	(14.8)%
Net income (loss) attributable to Viad	$(9,387)	$6,777	**
Segment operating income (loss) (1)	$(10,815)	$13,104	**
Diluted income (loss) per common share from continuing operations attributable to Viad common stockholders	$(0.51)	$0.37	**

** Change is greater than +/- 100%

•	Total revenue decreased $48.4 million or 14.8%, primarily due to negative show rotation of approximately $56 million at GES, offset in part by a favorable foreign exchange impact of $6.2 million.
•	Net income (loss) attributable to Viad decreased $16.2 million, primarily due to lower segment operating results as well as an impairment recovery in 2017.
•	Total segment operating results(1) decreased $23.9 million, primarily due to negative show rotation at GES.
(1)

Refer to Note 21 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Foreign Exchange Rate Variances

We conduct our foreign operations primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries.

The following table summarizes the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating results  from our significant international operations for the three months ended March 31, 2018 and 2017:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2018	2017	(in thousands)	2018	2017	(in thousands)
GES:
Canada (CAD)	$0.78	$0.75	$711	$0.78	$0.75	$29
United Kingdom (GBP)	$1.39	$1.24	4,123	$1.39	$1.24	(134)
Europe (EUR)	$1.23	$1.07	968	$1.23	$1.07	83
			5,802			(22)
Pursuit
Canada (CAD)	$0.79	$0.76	382	$0.79	$0.76	(213)
			$6,184			$(235)

The 2018 revenue and segment operating results were primarily impacted by the strengthening of the British pound and the Canadian dollar relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating results are translated into U.S. dollars.

Analysis of Revenue and Operating Results by Reportable Segment

GES

The following table presents a comparison of GES’ reported revenue and segment operating results to organic revenue(1) and organic segment operating results(1) for the three months ended March 31, 2018 and 2017.

	Three Months Ended				Three Months Ended
	March 31, 2018				March 31, 2017			Change
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
GES:
U.S.	$203,868	$—	$—	$203,868	$257,211	$—	$257,211	(20.7)%	(20.7)%
International	67,186	—	5,802	61,384	63,899	—	63,899	5.1%	(3.9)%
Intersegment eliminations	(3,348)	—	—	(3,348)	(3,239)	—	(3,239)	(3.4)%	(3.4)%
Total GES	$267,706	$—	$5,802	$261,904	$317,871	$—	$317,871	(15.8)%	(17.6)%
Segment operating income (loss)(2):
GES:
U.S.	$(1,556)	$—	$—	$(1,556)	$21,346	$—	$21,346	**	**
International	2,136	—	(22)	2,158	2,033	—	2,033	5.1%	6.1%
Total GES	$580	$—	$(22)	$602	$23,379	$—	$23,379	(97.5)%	(97.4)%

** Change is greater than +/- 100%

(1)

Organic revenue and organic segment operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating results, see the “Non-GAAP Measures” section of this MD&A.

(2)

Refer to Note 21 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

GES U.S.

GES U.S. revenue decreased $53.3 million or 20.7%, primarily due to negative show rotation of approximately $52 million and certain non-recurring business, offset in part by U.S. base same-show revenue growth of 3.7%. Base same-show revenue represented 46.5% of GES U.S. revenue.

GES U.S. operating results decreased $22.9 million, primarily due to lower revenue.

GES International

GES International revenue increased $3.3 million or 5.1%, primarily due to a favorable FX Impact of $5.8 million and new business wins, offset in part by negative show rotation of approximately $4.0 million. Organic revenue* decreased $2.5 million or 3.9%.

GES International operating income increased $0.1 million or 5.1%, primarily due to higher revenue. Organic operating income* increased $0.1 million or 6.1%.

* Refer to footnote (1) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating results.

2018 Outlook

Although GES has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.

For the 2018 full year, we expect GES’ revenue will be up slightly from 2017. Show rotation is expected to have a net negative impact on GES’ full revenue of approximately $40 million compared to 2017. We expect GES U.S. base same-show revenue to increase at a low to mid-single digit rate. We anticipate a favorable FX Impact of approximately $19 million on GES’ 2018 full year revenue and approximately $0.5 million on GES’ segment operating income. The expected FX Impact assumes that the U.S. dollar to the British pound exchange rate will be $1.41 and the U.S. dollar to the Canadian dollar exchange rate will be $0.79 during the remainder of 2018. For more information about segment operating income, see the “Non-GAAP Measures” section of this MD&A.

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

Pursuit

The following table provides a comparison of Pursuit’s reported revenue and segment operating results to organic revenue(3) and organic segment operating results(3) for the three months ended March 31, 2018 and 2017.

	Three Months Ended				Three Months Ended
	March 31, 2018				March 31, 2017			Change
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue (1):
Pursuit:
Attractions	$4,496	$—	$187	$4,309	$3,546	$—	$3,546	26.8%	21.5%
Hospitality	2,755	—	86	2,669	2,072	—	2,072	33.0%	28.8%
Transportation	2,369	—	106	2,263	2,126	—	2,126	11.4%	6.4%
Travel Planning	308	—	11	297	233	—	233	32.2%	27.5%
Intra-Segment Eliminations & Other	(206)	—	(8)	(198)	(41)	—	(41)	**	**
Total Pursuit	$9,722	$—	$382	$9,340	$7,936	$—	$7,936	22.5%	17.7%

Segment operating loss (4):
Total Pursuit	$(11,395)	$(231)	$(213)	$(10,951)	$(10,275)	$—	$(10,275)	(10.9)%	(6.6)%

(1)

Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of the this Form 10-Q) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.

(2)	Acquisitions for the three months ended March 31, 2018 include FlyOver Iceland (acquired November 2017).
(3)

Organic revenue and organic segment operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating results, see the “Non-GAAP Measures” section of this MD&A.

(4)

Refer to Note 21 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the non-GAAP financial measure, segment operating loss, to the most directly comparable GAAP measure.

Pursuit revenue increased $1.8 million or 22.5%, primarily driven by growth at the Banff Gondola and FlyOver Canada attractions and a favorable FX Impact of $0.4 million. Organic revenue* increased $1.4 million or 17.7%.

Pursuit operating loss increased $1.1 million or 10.9%, primarily due to additional costs to support continued growth initiatives, as well as the timing of certain other expenses and an unfavorable FX impact of $0.2 million. Organic operating loss* increased $0.7 million or 6.6%.

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

The following table provides Pursuit’s same-store key performance indicators for the three months ended March 31, 2018 and 2017. The same-store metrics indicate the performance of all Pursuit’s properties and attractions that we owned and operated at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. We believe this same-store constant currency basis provides better comparability between reporting periods.

	Three Months Ended
	March 31,
	2018	2017	% Change
Same-Store Key Performance Indicators (1)
Attractions:
Passengers	158,472	150,397	5.4%
Revenue per passenger	$28	$25	12.0%
Hospitality:
Room nights available	27,810	27,720	0.3%
RevPAR	$55	$49	12.2%
ADR	$103	$92	12.0%
Occupancy	53.4%	53.6%	(0.2)%
(1)	Same-Store Key Performance Indicators exclude the Mount Royal Hotel hospitality property due to its fire-related closure (effective December 2016).

Attractions. The increase in the same-store passengers and revenue per passenger was primarily due to higher visitation at FlyOver Canada and increased revenue at both the Banff Gondola and FlyOver Canada, driven by our revenue management efforts. All other attractions were seasonally closed during the three months ended March 31, 2018.

Hospitality. Pursuit owns three year-round lodging properties: the Elk + Avenue Hotel, the Mount Royal Hotel, and Grouse Mountain Lodge. The Mount Royal Hotel suffered fire damage on December 29, 2016 and has been closed for renovations. All other lodging properties were seasonally closed during the first quarter. Accordingly, the only Pursuit lodging properties with rooms available during the first quarter were the Elk + Avenue Hotel and Grouse Mountain Lodge.  The increase in RevPAR during the three months ended March 31, 2018 was primarily due to stronger ADR and increased occupancy at the Elk + Avenue Hotel driven by our revenue management efforts.

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

2018 Outlook

For the 2018 full year, we expect Pursuit’s revenue to increase at a high-single to low-double digit rate. We expect a favorable impact to Pursuit’s revenue of approximately $5 million from the planned re-opening of the Mount Royal Hotel in July 2018. We expect to incur start-up costs related to the development of our FlyOver Iceland attraction, which is expected to open in 2019, of approximately $1 million during 2018 ($0.2 million of which was incurred during the first quarter). We anticipate a favorable FX Impact of approximately $2 million on Pursuit’s 2018 revenue. In addition to these factors, we expect organic growth across the rest of Pursuit’s lines of business.

Corporate Activities

	Three Months Ended
	March 31,
(in thousands)	2018	2017	Percentage Change 2018 vs. 2017
Corporate activities	$2,217	$2,541	(12.8)%

The decrease in corporate activities during the three months ended March 31, 2018 was primarily due to a decrease in performance-based compensation expense and lower acquisition transaction-related costs in 2018.

Other Expense

	Three Months Ended
	March 31,
(in thousands)	2018	2017	Percentage Change 2018 vs. 2017
Other expense	$238	$452	(47.3)%

On January 1, 2018, we adopted ASU 2017-07, which requires retrospective adoption. As a result, we recorded the nonservice cost component of net periodic benefit cost within other expense for the three months ended March 31, 2018, and we reclassified $0.5 million from operating expenses to other expense for the three months ended March 31, 2017 to conform to current period presentation. Refer to Note 17 – Pension and Postretirement Benefits.

Impairment Recoveries

	Three Months Ended
	March 31,
(in thousands)	2018	2017	Percentage Change 2018 vs. 2017
Impairment recoveries	$—	$(2,384)	(100.0)%

The impairment recovery recorded during the three months ended March 31, 2017 was related to insurance proceeds received as a partial settlement for fire damage to the Mount Royal Hotel.

Income Taxes

The effective tax rate was 30.1% for the three months ended March 31, 2018 and 27.2% for the three months ended March 31, 2017. The increase was primarily due to our mix of domestic versus foreign income, which is taxed at higher rates. Additionally, as a result of the Tax Act, we are now subject to the GILTI tax, increased non-deductible expenses, and a higher effective state tax rate, which partially offset the reduction in the federal tax rate.

Discontinued Operations

	Three Months Ended
	March 31,
(in thousands)	2018	2017	Percentage Change 2018 vs. 2017
Income (loss) from discontinued operations	$928	$(816)	**

** Change is greater than +/- 100%

Income from discontinued operations for the three months ended March 31, 2018 was primarily related to a favorable legal settlement of $1.4 million related to previously sold operations. The loss from discontinued operations for the three months ended March 31, 2017 was primarily related to an increase in reserves to resolve certain environmental matters related to previously sold operations.

Liquidity and Capital Resources

Cash and cash equivalents were $42.3 million as of March 31, 2018, as compared to $53.7 million as of December 31, 2017. During the three months ended March 31, 2018, we generated a net cash outflow from operating activities of $3.4 million. We believe that our existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of March 31, 2018, essentially all of our cash and cash equivalents was held outside of the United States, consisting of $16.7 million in Canada, $6.9 million in the United Kingdom, $6.7 million in the Netherlands and $4.8 million in certain other countries. In addition, there is $8.0 million in Iceland related to our investment in Esja, which will be used to develop the FlyOver Iceland attraction.

Cash Flows

Operating Activities

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Net income (loss)	$(9,835)	$6,513
Depreciation and amortization	13,063	12,144
Deferred income taxes	(4,507)	374
Loss (income) from discontinued operations	(928)	816
Impairment recoveries	—	(2,384)
Other non-cash items	2,609	3,630
Changes in assets and liabilities	(3,821)	11,145
Net cash provided by (used in) operating activities	$(3,419)	$32,238

The change in cash provided by (used in) operating activities of $35.7 million, was primarily due to lower income and changes in working capital.

Investing Activities

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Capital expenditures	$(26,586)	$(14,662)
Proceeds from insurance	—	4,583
Cash paid for acquired businesses, net	—	(1,661)
Proceeds from dispositions of property and other assets	1,139	550
Net cash used in investing activities	$(25,447)	$(11,190)

Net cash used in investing activities increased $14.3 million, primarily due to an increase in capital expenditures and the receipt in 2017 of $4.6 million of Mount Royal Hotel fire-related insurance proceeds.

Financing Activities

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Proceeds from borrowings	$36,038	$17,574
Payments on debt and capital lease obligations	(15,348)	(30,985)
Dividends paid on common stock	(2,046)	(2,038)
Common stock purchased for treasury	(868)	(1,204)
Proceeds from exercise of stock options	84	—
Net cash provided by (used in) financing activities	$17,860	$(16,653)

The change in net cash provided by (used in) financing activities of $34.5 million was primarily due to net debt proceeds of $20.7 million during the three months ended March 31, 2018 compared to net debt payments of $13.4 million during the three months ended March 31, 2017.

Debt and Capital Lease Obligations

Refer to Note 12 – Debt and Capital Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion, which discussion is incorporated by reference herein.

Share Repurchases

Our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. No shares were repurchased on the open market during the three months ended March 31, 2018 or 2017. As of March 31, 2018, 440,540 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date. We repurchased 16,362 shares for $0.9 million during the three months ended March 31, 2018 and 25,642 shares for $1.2 million during 2017 related to tax withholding requirements on vested share-based awards.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements with unconsolidated special-purpose or other entities that would materially affect our financial position, results of operations, liquidity, or capital resources. Furthermore, we do not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk, or credit risk support; or engage in leasing or other services that may expose us to liability or risks of loss that are not reflected in the condensed consolidated financial statements and related notes. Refer to Note 12 – Debt and Capital Lease Obligations and Note 19 – Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this quarterly report on Form 10-Q) for further information, which information is incorporated by reference herein.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies that are most important to the portrayal of our financial position and results of operations, and that require us to make the most difficult and subjective judgements, often as a result of the need to make estimates of matters that are inherently uncertain. Following is our revenue recognition policy, which we revised upon the adoption of Topic 606. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) of our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of all our other critical accounting policies and estimates.

Revenue recognition – Beginning January 1, 2018, revenue is measured based on a specified amount of consideration in a contract with a customer, net of commissions paid to customers and amounts collected on behalf of third parties. We recognize revenue when a performance obligation is satisfied by transferring control of a product or service to a customer. We elected to apply the practical expedient to recognize revenue in the amount for which we have a right to invoice. Additionally, we recognize revenue when we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer for our performance completed to date.

GES’ service revenue is primarily derived through its comprehensive range of services to event organizers and corporate brand marketers including Core Services, Audio-Visual, and Event Technology. GES’ service revenue is recognized when we have a right to invoice, net of commissions paid to customers, at the close of the event. GES’ product revenue is derived from the build of exhibits and environments and graphics. GES’ product revenue from the build of exhibits is recognized upon delivery of the product while graphics is recognized at the close of the event when we have the right to invoice. GES’ service revenue and graphics product revenue are recognized over time as they are considered part of a single performance obligation satisfied over time. GES’ product revenue from the build of exhibits is recognized at a point in time.

Pursuit’s service revenue is derived through its accommodations, admissions, transportation, and travel planning services. Pursuit’s product revenue is derived through food and beverage and retail sales. Pursuit’s revenue is recognized at the time services are performed or upon delivery of the product. Pursuit’s service revenue is recognized over time as the customer simultaneously receives and consumes the benefits. Pursuit’s product revenue is recognized at a point in time.

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Overview and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements for further information.

Non-GAAP Measures

In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we also disclose non-GAAP financial measures of Adjusted EBITDA, Segment operating income, organic revenue, and organic segment operating income (collectively, the “Non-GAAP Measures”). The presentation of the Non-GAAP Measures is supplemental to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP. As not all companies use identical calculations, the Non-GAAP Measures may not be comparable to similarly titled measures used by other companies. We believe that the presentation of the Non-GAAP Measures provides useful information to investors regarding our results of operations for trending, analyzing, and benchmarking the performance and value of our business.

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

•

“Segment operating income” is net income attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment losses and recoveries, and the reduction for income attributable to noncontrolling interest. Segment operating income is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 21 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of segment operating income to Income (loss) from continuing operations before income taxes.

•

“Organic revenue” and “organic segment operating income” are revenue and segment operating income (as defined above), respectively, without the impact of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods. The impact of exchange rate variances is calculated as the difference between current period activity translated at the current period’s exchange rates and the comparable prior period’s exchange rates. We believe the presentation of “organic” results permits investors to better understand our performance without the effects of exchange rate variances or acquisitions and to facilitate period-to-period comparisons and analysis of our operating performance. Refer to the “Results of Operations” section of this MD&A for reconciliations of organic revenue and organic segment operating income to the most directly comparable GAAP measures.

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

A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Net income (loss) attributable to Viad	$(9,387)	$6,777
Depreciation and amortization	13,063	12,144
Interest expense	2,069	2,105
Income tax expense (benefit)	(4,638)	2,741
Impairment recoveries	—	(2,384)
(Income) loss from discontinued operations	(928)	816
Other noncontrolling interest	72	83
Adjusted EBITDA	$251	$22,282

The decrease in Adjusted EBITDA was primarily due to lower segment operating results at GES and Pursuit. Refer to the “Results of Operations” section of this MD&A for a discussion of fluctuations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Our foreign operations are primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $15.1 million as of March 31, 2018 and $12.0 million as of December 31, 2017. We recorded unrealized foreign currency translation losses in other comprehensive income of $3.1 million during the three months ended March 31, 2018 and unrealized foreign currency translation gains of $2.3 million during the three months ended March 31, 2017.

For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating results of our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our earnings exposure arising from the translation of our foreign revenue and segment operating results. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion on the “Foreign Exchange Rate Variances.”

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of March 31, 2018 and December 31, 2017, we did not have any foreign currency forward contracts outstanding.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 19 – Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding our legal proceedings that is incorporated by reference herein.

Item 1A. Risk Factors

In addition to other information set forth in this report, careful consideration should be given to the factors discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Form 10-K, which could materially affect our business, financial condition and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, certain previously owned shares of common stock were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	—	$—	—	440,540
February 1, 2018 - February 28, 2018	16,067	$53.00	—	440,540
March 1, 2018 - March 31, 2018	295	$55.05	—	440,540
Total	16,362	$53.04	—	440,540

Our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. As of March 31, 2018, 440,540 shares remain available for repurchase. The Board’s authorization has no expiration date. During the three months ended March 31, 2018, no shares were repurchased on the open market.

Item 6. Exhibits

Following is the entirety of the Exhibit Index that was included in Part IV of the 2017 Form 10-K. We are including this to correct non-functioning or incorrect hyperlinks.

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

		8-K		4.B	9/2/2016

4.A5	Joinder to Guaranty, dated as of July 14, 2017, by and among ON Services and JPMorgan Chase Bank, N.A., as agent, in favor of the agent and the lender parties thereto.	10-Q	6/30/2017	4.1	8/4/2017

4.A6	Joinder to Amended and Restated Subsidiary Pledge and Security Agreement, dated as of July 14, 2017, by and among ON Services and JPMorgan Chase Bank, N.A., as agent, in favor of the agent and the lender parties thereto.	10-Q	6/30/2017	4.2	8/4/2017

4.B1	Credit Agreement, by and between Brewster Inc. and BMO Harris Bank N.A., dated as of December 28, 2016.	8-K		4	1/3/2017

4.B2	Joinder to Guaranty Supplement No. 1, dated as of August 31, 2017, by and among ON Services – AV Specialists, Inc., the guarantors thereunder, to and in favor of BMO Harris Bank, N.A., to Guaranty dated as of December 28, 2016.	10-Q	9/30/2017	4.1	11/6/2017

4.B3	First Amendment to Credit Agreement and Reaffirmation of Guaranties effective as of December 6, 2017, to the Credit Agreement, among Brewster Inc., and BMO Harris Bank N.A., dated as of December 28, 2016.	8-K		4.1	12/14/2017

10.A1	+	2007 Viad Corp Omnibus Incentive Plan, filed as Appendix A to Viad Corp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.	DEF 14A		4/13/2012

10.A2	+	Form of Restricted Stock Agreement - Executives, (three-year cliff vesting), effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.A	3/28/2014

10.A3	+	Form of Restricted Stock Units Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.B	3/28/2014

10.A4	+	Form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.F	2/28/2008

10.A5	+	Form of Non-Qualified Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.B	2/26/2010

10.A6	+	Form of Incentive Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.A	2/26/2010

10.A7	+	Viad Corp Management Incentive Plan, amended as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.C	3/5/2013

10.A8	+	Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.D	3/5/2013

10.A9	+	Amendment to the Viad Corp Performance Unit Incentive Plan, as amended February 27, 2013 pursuant to the 2007 Viad Corp Omnibus Incentive Plan, effective as of February 24, 2016.	8-K	10.B	3/1/2016

10.A10	+	Form of Performance Unit Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.C	3/28/2014

10.A11	+	Form of Performance Unit Agreement, effective as of February 24, 2016, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K	10.A	3/1/2016

10.B1	+	2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	8-K	10.1	5/23/2017

10.B2	+	Form of Restricted Stock Agreement – Executives, effective as of May 18, 2017, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	8-K	10.3	5/23/2017

10.B3	+	Form of Restricted Stock Units Agreement, effective as of May 18, 2017, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	8-K	10.4	5/23/2017

10.B4	+	Form of Management Incentive Plan (MIP) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B4	2/28/2018

10.B5	+	Form of Management Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B5	2/28/2018

10.B6	+	Form of Performance Unit Incentive Plan (“PUP”) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B6	2/28/2018

10.B7	+	Form of 2017 Viad Corp Omnibus Incentive Plan Performance Unit Agreement, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B7	2/28/2018

10.B8	+	Form of Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B8	2/28/2018

10.B9	+	Form of Restricted Stock Agreement – Non-Employee Directors, effective as of May 18, 2017, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	8-K		10.2	5/23/2017

10.B10	+	Form of Restricted Stock Agreement – Non-Employee Directors, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	10-K	12/31/2017	10.B10	2/28/2018

10.C1	+	Forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005.	8-K		10.B	8/29/2007

10.C2	+	Form of Viad Corp Executive Severance Plan (Tier I-2013) effective as February 27, 2013.	8-K		10.B	3/5/2013

10.C3	+	Amendment No. 1 to Viad Corp Executive Severance Plan (Tier I), effective as of February 26, 2014.	8-K		10	3/4/2014

10.C4	+	Severance Agreement (No Change in Control) between Viad Corp and Steven W. Moster, effective as of December 3, 2014.	8-K		10.B	12/5/2014

10.C5	+	Severance Agreement (No Change in Control) between Viad Corp and David W. Barry, effective as of April 22, 2015.	10-K	12/31/2015	10.H4	3/11/2016

10.C6	+	Severance Agreement and General Release between Viad Corp and Thomas M. Kuczynski, effective as of April 27, 2016.	8-K/A		10	4/22/2016

10.C7	+	Severance Agreement and General Release between Viad Corp and Deborah J. DePaoli, effective as of November 29, 2017.	8-K/A		10.1	12/1/2017

10.D1	+	Viad Corp Supplemental TRIM Plan, as amended and restated effective January 1, 2005 for Code Section 409A.	8-K		10.E	8/29/2007

10.E1	+	Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A.	8-K		10.A	8/29/2007

10.F1	+	Viad Corp Defined Contribution Supplemental Executive Retirement Plan, effective as of January 1, 2013.	8-K		10.E	3/5/2013

10.G1	+	Executive Officer Pay Continuation Policy adopted February 7, 2007.	8-K		10.A	2/13/2007

10.H1	+	Description of Viad Corp Directors Matching 2018 Matching Gift Program.	10-K	12/31/2017	10.H1	2/28/2018

10.I1	+	Form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987.	10-K	12/31/2008	10.1	2/27/2009

10.J	+	Summary of Compensation Program of Non-Employee Directors of Viad Corp, as of February 23, 2016.	10-K	12/31/2015	10.K1	3/11/2016

10.J1	+*	Summary of Compensation Program of Non-Employee Directors of Viad Corp, as of February 27, 2018.

21		List of Viad Corp Subsidiaries.	10-K	12/31/2017	21	2/28/2018

23		Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-8 of its report contained in this Annual Report.	10-K	12/31/2017	23	2/28/2018

24		Power of Attorney signed by Viad Corp Directors.	10-K	12/31/2017	24	2/28/2018

31.1A	#	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended December 31, 2017.	10-K	12/31/2017	31.1	2/28/2018

31.1B	# *	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended March 31, 2018.

31.2A	#	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended December 31, 2017.	10-K	12/31/2017	31.2	2/28/2018

31.2B	# *	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended March 31, 2018.

32.1A	#	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ended December 31, 2017.	10-K	12/31/2017	32.1	2/28/2018

32.1B	# **	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ended March 31, 2018.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensation plan or arrangement.
#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIAD CORP
(Registrant)

May 9, 2018	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer