Form 10-Q
period 2018-06-30
VIAD CORP
filed 2018-08-06
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 31, 2018, there were 20,325,537 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries and affiliates.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2018	2017
Assets
Current assets
Cash and cash equivalents	$49,386	$53,723
Accounts receivable, net of allowances for doubtful accounts of $2,063 and $2,023, respectively	141,633	104,811
Inventories	20,361	17,550
Current contract costs	21,525	13,436
Other current assets	31,167	19,741
Total current assets	264,072	209,261
Property and equipment, net	324,951	305,571
Other investments and assets	49,580	48,187
Deferred income taxes	21,146	23,548
Goodwill	266,023	270,551
Other intangible assets, net	57,397	62,781
Total Assets	$983,169	$919,899
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$96,569	$77,380
Contract liabilities	50,419	31,981
Accrued compensation	29,280	30,614
Other current liabilities	47,711	40,154
Current portion of debt and capital lease obligations	190,967	152,599
Total current liabilities	414,946	332,728
Long-term debt and capital lease obligations	48,511	56,593
Pension and postretirement benefits	27,661	28,135
Other deferred items and liabilities	49,357	52,858
Total liabilities	540,475	470,314
Commitments and contingencies
Redeemable noncontrolling interest	6,513	6,648
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	574,104	574,458
Retained earnings	76,458	65,836
Unearned employee benefits and other	214	218
Accumulated other comprehensive loss	(33,719)	(22,568)
Common stock in treasury, at cost, 4,616,834 and 4,518,099 shares, respectively	(231,687)	(226,215)
Total Viad stockholders’ equity	422,772	429,131
Non-redeemable noncontrolling interest	13,409	13,806
Total stockholders’ equity	436,181	442,937
Total Liabilities and Stockholders’ Equity	$983,169	$919,899

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue:
Services	$314,723	$319,179	$560,271	$609,822
Products	48,954	45,595	80,834	80,759
Total revenue	363,677	364,774	641,105	690,581
Costs and expenses:
Costs of services	280,842	281,909	538,137	562,547
Costs of products	44,433	43,329	75,555	75,431
Business interruption gain	(377)	(1,087)	(567)	(1,140)
Corporate activities	2,535	2,920	4,752	5,461
Interest income	(53)	(42)	(137)	(100)
Interest expense	2,354	2,059	4,423	4,164
Other expense	543	222	781	674
Restructuring charges	662	168	824	562
Impairment recoveries	(35)	(2,247)	(35)	(4,631)
Total costs and expenses	330,904	327,231	623,733	642,968
Income from continuing operations before income taxes	32,773	37,543	17,372	47,613
Income tax expense	9,114	10,178	4,476	12,919
Income from continuing operations	23,659	27,365	12,896	34,694
Income (loss) from discontinued operations	(279)	509	649	(307)
Net income	23,380	27,874	13,545	34,387
Net loss attributable to non-redeemable noncontrolling interest	33	73	397	337
Net loss attributable to redeemable noncontrolling interest	77	—	161	—
Net income attributable to Viad	$23,490	$27,947	$14,103	$34,724
Diluted income per common share:
Continuing operations attributable to Viad common stockholders	$1.16	$1.35	$0.65	$1.72
Discontinued operations attributable to Viad common stockholders	(0.01)	0.02	0.04	(0.02)
Net income attributable to Viad common stockholders	$1.15	$1.37	$0.69	$1.70
Weighted-average outstanding and potentially dilutive common shares	20,436	20,364	20,446	20,355
Basic income per common share:
Continuing operations attributable to Viad common stockholders	$1.16	$1.35	$0.65	$1.72
Discontinued operations attributable to Viad common stockholders	(0.01)	0.02	0.04	(0.02)
Net income attributable to Viad common stockholders	$1.15	$1.37	$0.69	$1.70
Weighted-average outstanding common shares	20,209	20,140	20,208	20,112
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20
Amounts attributable to Viad common stockholders
Income from continuing operations	$23,769	$27,438	$13,454	$35,031
Income (loss) from discontinued operations	(279)	509	649	(307)
Net income	$23,490	$27,947	$14,103	$34,724

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net income	$23,380	$27,874	$13,545	$34,387
Other comprehensive income (loss):
Unrealized gains on investments, net of tax(1)	—	33	—	95
Unrealized foreign currency translation adjustments, net of tax(1)	(8,095)	7,360	(11,204)	9,705
Change in net actuarial gain, net of tax(1)	220	171	849	282
Change in prior service cost, net of tax(1)	4	(56)	(180)	(134)
Adoption of ASU 2016-01	—	—	(616)	—
Comprehensive income	15,509	35,382	2,394	44,335
Comprehensive loss attributable to non-redeemable noncontrolling interest	33	73	397	337
Comprehensive loss attributable to redeemable noncontrolling interest	77	—	161	—
Comprehensive income attributable to Viad	$15,619	$35,455	$2,952	$44,672

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$13,545	$34,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,178	26,666
Deferred income taxes	2,727	412
(Income) loss from discontinued operations	(649)	307
Restructuring charges	824	562
Impairment recoveries	(35)	(4,631)
Gains on dispositions of property and other assets	(113)	(45)
Share-based compensation expense	2,762	4,747
Other non-cash items, net	2,681	2,373
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(37,594)	(38,869)
Inventories	(3,043)	(3,210)
Current contract costs	(8,637)	(1,601)
Accounts payable	20,140	30,156
Restructuring liabilities	(904)	(1,496)
Accrued compensation	(5,753)	(3,834)
Contract liabilities	20,266	6,346
Income taxes payable	(8,904)	(81)
Other assets and liabilities, net	5,969	7,010
Net cash provided by operating activities	31,460	59,199
Cash flows from investing activities
Capital expenditures	(48,057)	(27,448)
Proceeds from insurance	—	6,886
Cash paid for acquired businesses, net	—	(1,661)
Proceeds from dispositions of property and other assets	1,292	662
Net cash used in investing activities	(46,765)	(21,561)
Cash flows from financing activities
Proceeds from borrowings	80,051	52,574
Payments on debt and capital lease obligations	(51,607)	(63,065)
Dividends paid on common stock	(4,095)	(4,077)
Debt issuance costs	—	(5)
Common stock purchased for treasury	(10,085)	(1,204)
Proceeds from exercise of stock options	84	—
Net cash provided by (used in) financing activities	14,348	(15,777)
Effect of exchange rate changes on cash and cash equivalents	(3,380)	1,281
Net change in cash and cash equivalents	(4,337)	23,142
Cash and cash equivalents, beginning of year	53,723	20,900
Cash and cash equivalents, end of period	$49,386	$44,042

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

Services and Products Offered

GES offers a full suite of services and products for event organizers and corporate brand marketers through three main lines of business:

•	Core Services. GES provides official contracting services and products, including the design and production of experiences, material handling, rigging, electrical, and other on-site services.
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

•	FlyOver:
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

The condensed consolidated financial statements include the accounts of Viad and its subsidiaries. We have eliminated all significant intercompany account balances and transactions in consolidation.

Impact of Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements:

Standard	Description	Date of adoption	Effect on the financial statements
Standards Not Yet Adopted
ASU 2016-02, Leases (Topic 842)

The amendment requires lessees to recognize on their balance sheet a right-of-use asset and a lease liability for leases with lease terms greater than one year. The amendment requires additional disclosures about leasing arrangements, and previously allowed for only a modified retrospective approach to adoption.

Subsequent to the issuance of ASU 2016-02, the FASB issued additional updates, which do not change the core principle of the guidance stated in ASU 2016-02. Rather, the updates provide additional (and optional) transition methods including the election under ASU 2018-11, which allows companies to not restate comparative periods when initially applying the transition requirements. Early adoption is permitted.

January 1, 2019

We are currently evaluating the potential impact the adoption of this new guidance will have on our financial position or results of operations including analyzing our existing operating leases. We do not expect our Consolidated Statement of Operations to be materially impacted. We expect the most significant impact will relate to facility and equipment leases, which are currently recorded as operating leases. Based on our leases in place on June 30, 2018, we currently anticipate recognizing an additional right-of-use asset and lease liability on the balance sheet in excess of $60 million upon adoption of the standard on January 1, 2019. We expect to adopt ASU 2018-11, which allows companies to use an optional transition method under which a cumulative adjustment to retained earnings during the period of adoption is recorded and prior periods would not require restatement. We are continuing our assessment, which may identify other impacts.

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

January 1, 2018

We adopted ASU 2014-09 and its related amendments (collectively, “Topic 606”) on January 1, 2018 using the modified retrospective transition method. We determined that the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings was not material (less than $0.2 million) and, therefore, we made no adjustment.

The adoption of this standard did not have a material impact on our consolidated financial statements. The impact primarily related to the deferral of certain commissions which were previously expensed as incurred but are now capitalized and amortized over the period of contract performance, and the deferral of certain costs incurred in connection with trade shows which were previously expensed as incurred but are now capitalized and expensed upon the completion of the show. The new guidance resulted in expanded disclosures and processes to identify performance obligations. See additional transition disclosures immediately following this table and Note 2 – Revenue and Related Contract Costs and Contract Liabilities.

ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

The amendment includes a requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

		January 1, 2018	We adopted this guidance prospectively in the first quarter of 2018 and recorded a cumulative-effect adjustment of $0.6 million to increase beginning retained earnings.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment

The amendment eliminates the requirement to estimate the implied fair value of goodwill if it is determined that the carrying amount of a reporting unit exceeds its fair value. Goodwill impairment will now be recognized by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Early adoption was permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

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

January 1, 2018

We adopted this new standard retrospectively on January 1, 2018. As a result, we recorded the nonservice cost component of net periodic benefit cost within other expense and reclassified from operating expenses (cost of services and corporate activities) to other expense $0.2 million for the three months ended June 30, 2017 and $0.7 million for the six months ended June 30, 2017 to conform to current period presentation. For additional details on the impact this adoption had on our results of operations, see the disclosures immediately following this table.

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

Upon issuance

We recognized the provisional tax impacts of the Tax Act in the fourth quarter of 2017. During the three months ended June 30, 2018, we recorded a tax benefit of $0.1 million to the provisional estimate for the reduction in the corporate tax rate applied to the deferred tax assets included in the financial statements as of December 31, 2017 for the impact of the Tax Act. We continue to anticipate finalizing our analysis in connection with the completion of our tax return for 2017 to be filed in 2018. Refer to Note 16 – Income Taxes for additional information.

Prior to January 1, 2018, we presented revenue in our Condensed Consolidated Statements of Operations in three separate line items as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2017
Revenue:
Exhibition and event services	$275,295	$551,243
Exhibits and environments	44,814	86,737
Pursuit services	44,665	52,601
Total revenue	$364,774	$690,581

In connection with the adoption of Topic 606, we changed the presentation of revenue in our Condensed Consolidated Statements of Operations and now present total services revenue and total products revenue. As a result, we changed the prior reporting period to conform to the current period presentation as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2017
Revenue:
Services	$319,179	$609,822
Products	45,595	80,759
Total revenue	$364,774	$690,581

As a result of the change in presentation of revenue in the Condensed Consolidated Statements of Operations, we also made the following conforming changes to the presentation of cost of services and cost of products. The following table also summarizes the impact of adopting ASU 2017-07 on our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, 2017
(in thousands)	As Previously Reported	Reclassifications to Conform with Revenue Presentation	ASU 2017-07	As Newly Reported
Cost of services	$284,884	$(2,841)	$(134)	$281,909
Cost of products	$40,488	$2,841	$—	$43,329
Corporate activities	$3,008	$—	$(88)	$2,920
Other expense	$—	$—	$222	$222

	Six Months Ended June 30, 2017
(in thousands)	As Previously Reported	Reclassifications to Conform with Revenue Presentation	ASU 2017-07	As Newly Reported
Cost of services	$558,493	$4,571	$(517)	$562,547
Cost of products	$80,002	$(4,571)	$—	$75,431
Corporate activities	$5,618	$—	$(157)	$5,461
Other expense	$—	$—	$674	$674

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things, the fair value of our reporting units used to perform annual impairment testing of recorded goodwill; allowances for uncollectible accounts receivable; provisions for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; sublease income associated with restructuring liabilities; assumptions used to measure pension and postretirement benefit costs and obligations; assumptions used to determine share-based compensation costs under the fair value method; assumptions used to determine the redemption value of redeemable noncontrolling interests; and allocation of purchase price of acquired businesses. Actual results could differ from these and other estimates.

Revenue Recognition

Beginning January 1, 2018, revenue is measured based on a specified amount of consideration in a contract with a customer, net of commissions paid to customers and amounts collected on behalf of third parties. We recognize revenue when a performance obligation is satisfied by transferring control of a product or service to a customer.

GES’ service revenue is primarily derived through its comprehensive range of services to event organizers and corporate brand marketers including Core Services, Audio-Visual, and Event Technology. GES’ service revenue is earned over the duration of the exhibition, conference or corporate event, which generally lasts one to three days; however we use the practical expedient of recognizing revenue at the close of the event when we have the right to invoice. GES’ product revenue is derived from the build of exhibits and environments and graphics. GES’ product revenue is recognized upon delivery of the product. GES’ service revenue and graphics product revenue are recognized over time as the customer simultaneously receives and consumes the benefits. GES’ product revenue from the build of exhibits is recognized at a point in time.

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

The impact of adopting Topic 606 on our unaudited Condensed Consolidated Statement of Operations was $0.8 million to cost of services and $0.6 million to net income for the three months ended June 30, 2018 and $1.6 million to cost of services and $1.2 million to net income for the six months ended June 30, 2018.

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

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to the 54.5% equity ownership interest in Esja Attractions ehf. (“Esja”). The Esja shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Condensed Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to retained earnings and is included in our earnings (loss) per share. Refer to Note 20 – Redeemable Noncontrolling Interest for additional information.

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

Note 2. Revenue and Related Contract Costs and Contract Liabilities

GES’ performance obligations consist of services or product(s) outlined in a contract. While multi-year contracts are often signed for recurring events, the obligations for each occurrence are well defined and conclude upon the occurrence of each event. The obligations are typically the provision of services or sale of a product in connection with an exhibition, conference, or other event. Revenue for services is recognized when we have a right to invoice at the close of the exhibition, conference, or corporate event, which typically lasts one to three days. Revenue for consumer events is recognized over the duration of the event. Revenue for products is recognized upon delivery or when we have the right to invoice, generally at the close of the exhibition, conference, or corporate event. Payment terms are generally within 30-60 days and contain no significant financing components.

Pursuit’s performance obligations are short-term in nature. They include the provision of a hotel room, an attraction admission, a chartered or ticketed bus or van ride, the fulfillment of travel planning itineraries, and/or the sale of food, beverage, or retail products. Revenue is recognized when the service has been provided or the product has been delivered. When credit is extended, payment terms are generally within 30 days and contain no significant financing components.

Contract Liabilities

Customer deposits are typically received by GES and Pursuit prior to transferring the related product or service to the customer. These deposits are recorded as a contract liability and recognized as revenue upon satisfaction of the related contract performance obligation(s). GES also provides customer rebates and volume discounts to certain event organizers that are recorded as contract liabilities and are recognized as a reduction of revenue. These amounts are included in the Condensed Consolidated Balance Sheets under the caption “Contract liabilities.”

Changes to contract liabilities are as follows:

(in thousands)
Balance at January 1, 2018	$31,981
Cash additions	87,716
Revenue recognized	(68,676)
Foreign exchange translation adjustment	(602)
Balance at June 30, 2018	$50,419

Contract Costs

GES capitalizes certain incremental costs incurred in obtaining and fulfilling contracts. Capitalized costs principally relate to direct costs of materials and services incurred in fulfilling services of future exhibitions, conferences, and events, and also include up-front incentives and commissions incurred upon contract signing. Costs associated with preliminary contract activities (i.e. proposal activities) are expensed as incurred. Capitalized contract costs are expensed upon the transfer of the related goods or services and are included in cost of services or cost of products sold, as applicable. The deferred incremental costs of obtaining and fulfilling contracts are included in the Condensed Consolidated Balance Sheets under the captions “Current contract costs” and “Other investments and assets.” These amounts were previously reported in inventories under “Work in process.”

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

Changes to contract costs are as follows:

(in thousands)
Balance at January 1, 2018	$16,878
Additions	32,720
Expenses	(22,514)
Foreign exchange translation adjustment	(412)
Balance at June 30, 2018	$26,672

As of June 30, 2018, capitalized contract costs consisted of $1.8 million to obtain contracts and $24.9 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs.

Disaggregation of Revenue

The following tables disaggregate GES and Pursuit revenue by major product line, timing of revenue recognition, and markets served:

GES

	Three Months Ended June 30, 2018
(in thousands)	GES U.S.	GES International	Intersegment Eliminations	Total
Services:
Core services	$193,315	$50,257	$—	$243,572
Audio-visual	20,741	6,553	—	27,294
Event technology	10,534	2,847	—	13,381
Intersegment eliminations	—	—	(6,346)	(6,346)
Total services	224,590	59,657	(6,346)	277,901
Products:
Core products	16,649	20,772	—	37,421
Total revenue	$241,239	$80,429	$(6,346)	$315,322

Timing of revenue recognition:
Services transferred over time	$224,590	$59,657	$(6,346)	$277,901
Products transferred over time(1)	10,084	5,710	—	15,794
Products transferred at a point in time	6,565	15,062	—	21,627
Total revenue	$241,239	$80,429	$(6,346)	$315,322

Markets:
Exhibitions	$125,174	$53,368	$—	$178,542
Conferences	84,599	17,226	—	101,825
Corporate events	25,810	8,570	—	34,380
Consumer events	5,656	1,265	—	6,921
Intersegment eliminations	—	—	(6,346)	(6,346)
Total revenue	$241,239	$80,429	$(6,346)	$315,322

(1)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

	Six Months Ended June 30, 2018
(in thousands)	GES U.S.	GES International	Intersegment Eliminations	Total
Services:
Core services	$356,682	$96,470	$—	$453,152
Audio-visual	37,825	9,721	—	47,546
Event technology	18,569	6,121	—	24,690
Intersegment eliminations	—	—	(9,694)	(9,694)
Total services	413,076	112,312	(9,694)	515,694
Products:
Core products	32,031	35,303	—	67,334
Total revenue	$445,107	$147,615	$(9,694)	$583,028

Timing of revenue recognition:
Services transferred over time	$413,076	$112,312	$(9,694)	$515,694
Products transferred over time(1)	20,676	9,817	—	30,493
Products transferred at a point in time	11,355	25,486	—	36,841
Total revenue	$445,107	$147,615	$(9,694)	$583,028

Markets:
Exhibitions	$255,668	$108,698	$—	$364,366
Conferences	122,415	23,887	—	146,302
Corporate events	55,254	13,430	—	68,684
Consumer events	11,770	1,600	—	13,370
Intersegment eliminations	—	—	(9,694)	(9,694)
Total revenue	$445,107	$147,615	$(9,694)	$583,028

(1)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

Pursuit

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2018
Services:
Accommodations	$9,030	$10,735
Admissions	23,480	27,059
Transportation	4,321	6,690
Travel planning	491	799
Intersegment eliminations	(500)	(706)
Total services revenue	36,822	44,577
Products:
Food and beverage	6,705	7,924
Retail operations	4,828	5,576
Total products revenue	11,533	13,500
Total revenue	$48,355	$58,077

Timing of revenue recognition:
Services transferred over time	$36,822	$44,577
Products transferred at a point in time	11,533	13,500
Total revenue	$48,355	$58,077

Markets:
Banff Jasper Collection	$28,519	$35,608
Alaska Collection	10,614	10,827
Glacier Park Collection	6,640	7,266
FlyOver	2,582	4,376
Total revenue	$48,355	$58,077

Balance Sheet Reclassifications

In connection with the adoption of Topic 606, we made the following reclassifications to separately present contract costs and contract liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2017:

	December 31, 2017
(in thousands)	As Previously Reported	Reclassifications	As Adjusted
Cash and cash equivalents	$53,723	—	$53,723
Accounts receivable, net	104,811	—	104,811
Inventories (1)	30,372	(12,822)	17,550
Current contract costs (1)	—	13,436	13,436
Other current assets (1)	21,030	(1,289)	19,741
Property and equipment, net	305,571	—	305,571
Other investments and assets (1)	47,512	675	48,187
Deferred income taxes	23,548	—	23,548
Goodwill	270,551	—	270,551
Other intangible assets, net	62,781	—	62,781
Total assets	$919,899	—	$919,899
Accounts payable	$77,380	—	$77,380
Customer deposits (2)	33,415	(33,415)	—
Contract liabilities (2)	—	31,981	31,981
Accrued compensation	30,614	—	30,614
Other current liabilities (2)	38,720	1,434	40,154
Debt and capital lease obligations, current and long-term	209,192	—	209,192
Pension and postretirement benefits	28,135	—	28,135
Other deferred items and liabilities	52,858	—	52,858
Total liabilities	470,314	—	470,314
Redeemable noncontrolling interest	6,648	—	6,648
Total stockholders’ equity (3)	442,937	—	442,937
Total liabilities and stockholders’ equity	$919,899	—	$919,899

(1)

Contract costs primarily consist of deferred core services costs (including labor and vendor purchases) required to service future exhibitions, conferences and other events, and commission expenses incurred to obtain contracts. All such costs were previously included in “Inventories” and in certain other assets. As a result of the changes noted above, deferred core services costs related to exhibitions and events that are scheduled to occur longer than one year in the future are currently included in “Other investments and assets”. The impact of this change reduced total current assets at December 31, 2017 by $0.7 million. The amount of deferred core services costs included in “Other investments and assets” at June 30, 2018 was $5.1 million.

(2)

In connection with the adoption of Topic 606, we elected to more prominently present contract liabilities on the Consolidated Balance Sheets. Consequently, customer deposits of $33.4 million as of December 31, 2017, have been reclassified to “Contract liabilities” and to other certain current liabilities to conform to the current period presentation.

(3)	We determined that the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings was not material, and therefore we made no adjustment.

Note 3. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Performance unit incentive plan (“PUP”)	$1,324	$1,927	$1,518	$3,243
Restricted stock	667	774	1,170	1,397
Restricted stock units	54	47	74	107
Share-based compensation before income tax benefit	2,045	2,748	2,762	4,747
Income tax benefit	(515)	(1,028)	(696)	(1,772)
Share-based compensation, net of income tax benefit	$1,530	$1,720	$2,066	$2,975

We did not record any share-based compensation expense through restructuring expense during the three and six months ended June 30, 2018 or 2017.

The following table summarizes the activity of the outstanding share-based compensation awards:

	PUP Awards		Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2017	239,338	$32.80	206,899	$33.16	12,750	$30.94
Granted	76,925	$52.03	47,157	$51.93	3,669	$52.28
Vested	(75,761)	$27.29	(62,684)	$27.28	(4,300)	$27.35
Forfeited	—	$—	(2,306)	$39.84	(258)	$37.69
Balance at June 30, 2018	240,502	$40.68	189,066	$39.71	11,861	$38.70

Viad Corp Omnibus Incentive Plan

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of June 30, 2018, there were 1,667,216 shares available for future grant under the 2017 Plan.

PUP Awards

The vesting of PUP award shares is based upon achievement of certain performance-based criteria. The performance period of the shares is three years.

During the six months ended June 30, 2018, we granted PUP awards with a grant date fair value of $4.0 million of which $1.6 million are payable in shares. Liabilities related to PUP awards were $6.0 million as of June 30, 2018 and $11.0 million as of December 31, 2017. In March 2018, PUP awards granted in 2015 vested and we distributed cash payouts of $5.9 million. In March 2017, PUP awards granted in 2014 vested and we distributed cash payouts of $3.7 million.

Restricted Stock

As of June 30, 2018, the unamortized cost of outstanding restricted stock awards was $3.7 million, which we expect to recognize over a weighted-average period of approximately 1.4 years. We repurchased 19,237 shares for $1.0 million during the six months ended June 30, 2018 and 25,642 shares for $1.2 million during the six months ended June 30, 2017 related to tax withholding requirements on vested share-based awards.

Restricted Stock Units

Aggregate liabilities related to restricted stock units were $0.3 million as of June 30, 2018 and $0.5 million as of December 31, 2017. In February 2018, the 2015 restricted stock units vested and we distributed $0.2 million in cash payouts. In February 2017, portions of the 2012 and 2014 restricted stock units vested and we distributed $0.3 million in cash payouts.

Stock Options

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2017	63,773	$16.62
Exercised	(5,084)	$16.62
Options outstanding and exercisable at June 30, 2018	58,689	$16.62

Note 4. Acquisition of Business

Esja

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Esja is developing and will operate a new FlyOver Iceland attraction, which is expected to open in 2019. The purchase price was €8.2 million (approximately $9.5 million) in cash, and the shareholders agreement includes a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. The noncontrolling interest’s carrying value is determined by the fair value of the noncontrolling interest as of the acquisition date, the noncontrolling interest’s share of the subsequent net income or loss, and the accretion of the redemption value of the put option. As of the transaction date, the fair value of the noncontrolling interest was estimated to be $6.7 million. The fair value of the noncontrolling interest was finalized as of March 31, 2018 with no adjustments. Refer to Note 20 – Redeemable Noncontrolling Interest for additional information.

Under the acquisition method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired is recorded as goodwill. Goodwill is included in the Pursuit business group and the primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future expected income from operations after opening in 2019. Goodwill is deductible for tax purposes. Transaction costs associated with the Esja acquisition were $0.1 million in 2018 and 2017, which are included in corporate activities in the Condensed Consolidated Statements of Operations.

The Esja results of operations have been included in the condensed consolidated financial statements from the date of acquisition. Esja had operating losses, representing start-up costs, of $0.2 million during the three months ended June 30, 2018 and $0.4 million during the six months ended June 30, 2018.

Note 5. Inventories

The components of inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Raw materials	$20,361	$17,550
Work in process (1)	—	—
Inventories	$20,361	$17,550

(1)

Upon the adoption of Topic 606, the deferred incremental costs of obtaining and fulfilling contracts that were previously reported in Inventories under “Work in process” are currently reported under “Current contract costs” and “Other investments and assets.” Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional information.

Note 6. Other Current Assets

Other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Income tax receivable	$14,138	$4,237
Prepaid vendor payments	5,903	5,048
Prepaid software maintenance	4,828	3,386
Prepaid taxes	959	912
Prepaid insurance	845	2,610
Prepaid rent	793	730
Prepaid other	3,510	2,172
Other	191	646
Other current assets	$31,167	$19,741

Note 7. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Land and land interests	$32,197	$32,544
Buildings and leasehold improvements	243,622	222,118
Equipment and other	364,480	351,676
Gross property and equipment	640,299	606,338
Accumulated depreciation	(315,348)	(300,767)
Property and equipment, net	$324,951	$305,571

Depreciation expense was $12.3 million for the three months ended June 30, 2018 and $22.6 million for the six months ended June 30, 2018. Depreciation expense was $11.3 million for the three months ended June 30, 2017 and $20.4 million for six months ended June 30, 2017.

Property and equipment acquired under capital leases increased $2.1 million during the six months ended June 30, 2018 and $0.8 million during the six months ended June 30, 2017. Property and equipment purchased through accounts payable and accrued liabilities increased $0.1 million during the six months ended June 30, 2018 and $2.0 million for the six months ended June 30, 2017.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Cash surrender value of life insurance	$24,116	$23,947
Self-insured liability receivable	10,442	10,442
Contract costs (1)	5,147	3,442
Workers’ compensation insurance security deposits	3,550	3,550
Other mutual funds	2,838	2,637
Other	3,487	4,169
Other investments and assets	$49,580	$48,187

(1)

Upon the adoption of Topic 606, the deferred incremental costs of obtaining and fulfilling contracts that were previously reported in Inventories under “Work in process” are currently reported under “Current contract costs” and “Other investments and assets.” Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional information.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	GES U.S.	GES International	Pursuit	Total
Balance at December 31, 2017	$148,277	$38,840	$83,434	$270,551
Foreign currency translation adjustments	—	(1,038)	(3,490)	(4,528)
Balance at June 30, 2018	$148,277	$37,802	$79,944	$266,023

Other intangible assets consisted of the following:

	June 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$68,454	$(27,708)	$40,746	$68,798	$(23,696)	$45,102
Operating contracts and licenses	9,530	(1,207)	8,323	9,951	(1,094)	8,857
Tradenames	8,553	(3,343)	5,210	8,633	(2,873)	5,760
Non-compete agreements	5,298	(3,573)	1,725	5,363	(3,007)	2,356
Other	1,678	(745)	933	896	(650)	246
Total amortized intangible assets	93,513	(36,576)	56,937	93,641	(31,320)	62,321
Unamortized intangible assets:
Business licenses	460	—	460	460	—	460
Other intangible assets	$93,973	$(36,576)	$57,397	$94,101	$(31,320)	$62,781

Intangible asset amortization expense was $2.9 million for the three months ended June 30, 2018 and $5.5 million for the six months ended June 30, 2018. Intangible asset amortization expense was $3.3 million for the three months ended June 30, 2017 and $6.3 million for the six months ended June 30, 2017. The weighted-average amortization period of: customer contracts and relationships is approximately 8.1 years, operating contracts and licenses is approximately 25.9 years, tradenames is approximately 6.6 years, non-compete agreements is approximately 1.8 years, and other amortizable intangible assets is approximately 8.2 years. The estimated future amortization expense related to amortized intangible assets held at June 30, 2018 is as follows:

(in thousands)
Year ending December 31,
Remainder of 2018	$5,527
2019	9,951
2020	8,455
2021	7,465
2022	5,932
Thereafter	19,607
Total	$56,937

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Continuing operations:
Accommodation services deposits (1)	$10,358	$2,540
Self-insured liability	6,255	6,208
Commissions payable	4,634	3,235
Accrued sales and use taxes	4,576	2,431
Accrued employee benefit costs	3,979	2,915
Accrued income tax payable	3,135	7,518
Accrued dividends	2,097	2,094
Current portion of pension and postretirement liabilities	1,921	2,109
Deferred rent	1,601	1,679
Accrued professional fees	662	1,020
Accrued restructuring	528	722
Accrued rebates (2)	—	—
Other taxes	2,908	2,750
Other	3,851	3,852
Total continuing operations	46,505	39,073
Discontinued operations:
Environmental remediation liabilities	720	648
Self-insured liability	401	337
Other	85	96
Total discontinued operations	1,206	1,081
Total other current liabilities	$47,711	$40,154

(1)

With the adoption of Topic 606, we present customer deposits as “Contract liabilities” as they are received prior to transferring the related product or service to the customer. We recognize revenue upon satisfaction of the related contract performance obligation(s). We reclassified $2.5 million of GES’ events accommodation services deposits out of “Contract liabilities” to “Other current liabilities” on the December 31, 2017 Condensed Consolidated Balance Sheet as they do not represent “Contract liabilities” but rather deposits from hotel guests that are passed on to the hotels. Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional information.

(2)

With the adoption of Topic 606, we reclassified $1.1 million of accrued rebates to “Contract liabilities” on the December 31, 2017 Condensed Consolidated Balance Sheet as they represent future performance obligations. Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional information.

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Continuing operations:
Self-insured liability	$13,130	$12,918
Self-insured excess liability	10,442	10,442
Foreign deferred tax liability	8,590	8,267
Accrued compensation	6,237	9,740
Deferred rent	3,654	3,855
Accrued restructuring	1,790	1,827
Other	1,303	1,305
Total continuing operations	45,146	48,354
Discontinued operations:
Self-insured liability	2,358	2,557
Environmental remediation liabilities	1,616	1,728
Other	237	219
Total discontinued operations	4,211	4,504
Total other deferred items and liabilities	$49,357	$52,858

Note 12. Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations consisted of the following:

	June 30,	December 31,
(in thousands, except interest rates)	2018	2017
Revolving credit facility and term loan 3.6% weighted-average interest rate at June 30, 2018 and 3.1% at December 31, 2017, due through 2019 (1)	$216,751	$207,322
Brewster Inc. revolving credit facility 3.1% weighted-average interest rate at June 30, 2018 (1)	19,487	—
Less unamortized debt issuance costs	(717)	(984)
Total debt	235,521	206,338
Capital lease obligations 4.2% weighted-average interest rate at June 30, 2018 and 3.8% at December 31, 2017, due through 2021	3,957	2,854
Total debt and capital lease obligations	239,478	209,192
Current portion (2)	(190,967)	(152,599)
Long-term debt and capital lease obligations	$48,511	$56,593
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

Effective February 24, 2016, we executed an amendment (“Amendment No. 1”) to the Credit Agreement. Amendment No. 1 modified the terms of the financial covenants and the negative covenants related to acquisitions, restricted payments, and indebtedness. The overall maximum leverage ratio and minimum fixed charge coverage ratio are 3.50 to 1.00 and 1.75 to 1.00, respectively, and will remain at those levels for the entire remaining term of the Credit Agreement. Acquisitions in substantially the same or related lines of business are permitted under Amendment No. 1, as long as the pro forma leverage ratio is less than or equal to 3.00 to 1.00. We can make dividends, distributions, and repurchases of our common stock up to $20 million per calendar year. Stock dividends, distributions, and repurchases above the $20 million limit are not subject to a liquidity covenant, and are permitted as long as our pro forma leverage ratio is less than or equal to 2.50 to 1.00 and no default or unmatured default, as defined in the Credit Agreement, exists. Unsecured debt is allowed as long as our pro forma leverage ratio is less than or equal to 3.00 to 1.00. Significant other covenants under the Credit Agreement that were not affected by Amendment No. 1 include limitations on investments, sales/leases of assets, consolidations or mergers, and liens on property. As of June 30, 2018, the fixed charge coverage ratio was 2.63 to 1.00, the leverage ratio was 1.99 to 1.00, and we were in compliance with all covenants under the Credit Agreement.

Effective December 28, 2016, Brewster Inc., part of Pursuit, entered into a credit agreement (the “Brewster Credit Agreement”) with a $38 million revolving credit facility (the “Brewster Revolver”). The Brewster Credit Agreement was used in connection with the FlyOver Canada acquisition in December 2016. Effective December 6, 2017, we amended the Brewster Revolver to reduce the amount to $20 million and extend the maturity date to December 28, 2018. Effective May 18, 2018, we executed a second amendment to the Brewster Revolver to increase the amount to $30 million. The additional loan capacity will be used for potential future acquisitions in Canada and other general corporate purposes. The lender under the Brewster Revolver has a first perfected security interest in all of Brewster Inc.’s personal property and a guaranty from Brewster Inc.’s immediate parent, Brewster Travel Canada Inc. (secured by its present and future personal property), Viad, and all of its current or future subsidiaries that are required to be guarantors under Viad’s Credit Agreement. The fees on the unused portion of the Brewster Revolver are currently 0.25% annually.

As of June 30, 2018, our total debt and capital lease obligations were $239.5 million, consisting of outstanding borrowings under the Term Loan of $65.6 million, the Revolving Credit Facility of $151.1 million, the Brewster Revolver of $19.5 million, and capital lease obligations of $4.0 million, offset in part by unamortized debt issuance costs of $0.7 million. As of June 30, 2018, capacity remaining under the Revolving Credit Facility was $22.6 million, reflecting borrowings of $151.1 million and $1.3 million in outstanding letters of credit. As of June 30, 2018, Brewster Inc. had $10.5 million of capacity remaining under the Brewster Revolver.

Borrowings under the Revolving Credit Facility (of which GES, GES Event Intelligence Services, Inc., CATC, and ON Services are guarantors) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to our leverage ratio. Commitment fees and letters of credit fees are also tied to our leverage ratio. The fees on the unused portion of the Revolving Credit Facility are currently 0.35% annually.

The estimated fair value of total debt was $233.5 million as of June 30, 2018 and $203.2 million as of December 31, 2017. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.

Cash paid for interest on debt was $4.1 million for the six months ended June 30, 2018 and $3.6 million for the six months ended June 30, 2017.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$120	$120	$—	$—
Other mutual funds(2)	2,838	2,838	—	—
Total assets at fair value on a recurring basis	$2,958	$2,958	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$119	$119	$—	$—
Other mutual funds(2)	2,637	2,637	—	—
Total assets at fair value on a recurring basis	$2,756	$2,756	$—	$—
(1)

Money market funds are included in “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets. These investments are classified as available-for-sale and are recorded at fair value. There have been no realized gains or losses related to these investments and we have not experienced any redemption restrictions with respect to any of the money market mutual funds.

(2)

Other mutual funds are included in “Other investments and assets” in the Condensed Consolidated Balance Sheets. Upon the adoption of ASU 2016-01, unrealized gains on equity securities that were previously classified as available-for-sale are recognized in net income rather than “Accumulated other comprehensive income” (“AOCI”). We adopted this guidance prospectively on January 1, 2018 and recognized a cumulative-effect adjustment of $0.6 million to beginning retained earnings, which represents unrealized gains of $1.0 million ($0.6 million after tax) as of December 31, 2017 that were included in AOCI in the Condensed Consolidated Balance Sheets. Refer to Note 14 – Stockholders’ Equity for additional information.

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 12 – Debt and Capital Lease Obligations for the estimated fair value of debt obligations.

Note 14. Stockholders’ Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the non-redeemable noncontrolling interest for the six months ended June 30, 2018 and 2017:

(in thousands)	Total Viad Stockholders’ Equity	Non-redeemable Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2017	$429,131	$13,806	$442,937
Net income (loss)	14,103	(397)	13,706
Dividends on common stock ($0.20 per share)	(4,095)	—	(4,095)
Common stock purchased for treasury	(10,085)	—	(10,085)
Employee benefit plans	4,211	—	4,211
Unrealized foreign currency translation adjustment	(11,204)	—	(11,204)
Other changes to AOCI	669	—	669
Other	42	—	42
Balance at June 30, 2018	$422,772	$13,409	$436,181

(in thousands)	Total Viad Stockholders’ Equity	Non-redeemable Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	$357,355	$13,283	$370,638
Net income (loss)	34,724	(337)	34,387
Dividends on common stock ($0.20 per share)	(4,077)	—	(4,077)
Common stock purchased for treasury	(1,204)	—	(1,204)
Employee benefit plans	3,982	—	3,982
Unrealized foreign currency translation adjustment	9,705	—	9,705
Other changes to AOCI	243	—	243
Other	47	—	47
Balance at June 30, 2017	$400,775	$12,946	$413,721

Changes in AOCI by component are as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$616	$(12,026)	$(11,158)	$(22,568)
Adoption of ASU 2016-01 (1)	(616)	—	—	(616)
Other comprehensive income before reclassifications	—	(11,204)	—	(11,204)
Amounts reclassified from AOCI, net of tax	—	—	669	669
Net other comprehensive income (loss)	(616)	(11,204)	669	(11,151)
Balance at June 30, 2018	$—	$(23,230)	$(10,489)	$(33,719)

(1)	Upon the adoption of ASU 2016-01, we recorded a cumulative-effect adjustment from unrealized gains on investments to beginning retained earnings.

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during the six months ended June 30, 2018 and 2017. These costs are recorded as components of net periodic cost for each period presented. Refer to Note 17 – Pension and Postretirement Benefits for additional information.

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

Note 15. Income Per Share

The components of basic and diluted income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income attributable to Viad (diluted)	$23,490	$27,947	$14,103	$34,724
Less: Allocation to non-vested shares	(222)	(345)	(139)	(442)
Adjustment to the redemption value of redeemable noncontrolling interest	(52)	—	(90)	—
Net income allocated to Viad common stockholders (basic)	$23,216	$27,602	$13,874	$34,282
Basic weighted-average outstanding common shares	20,209	20,140	20,208	20,112
Additional dilutive shares related to share-based compensation	227	224	238	243
Diluted weighted-average outstanding shares	20,436	20,364	20,446	20,355
Income per share:
Basic income attributable to Viad common stockholders	$1.15	$1.37	$0.69	$1.70
Diluted income attributable to Viad common stockholders(1)	$1.15	$1.37	$0.69	$1.70

(1)	Diluted income (loss) per share amount cannot exceed basic income (loss) per share.

Note 16. Income Taxes

The effective tax rate was 27.8% for the three months ended June 30, 2018 and 27.1% for the three months ended June 30, 2017. The effective tax rate was 25.8% for the six months ended June 30, 2018 and 27.1% for the six months ended June 30, 2017.

The income tax provision was computed based on our estimated effective tax rate and forecasted income by jurisdiction expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. The effective tax rate for the six months ended June 30, 2018 was more than the federal statutory rate of 21% primarily due to foreign income taxed at higher rates, the impact of U.S. tax reform, specifically certain non-deductible business expenses, and the increase in the effective state tax rate. The effective tax rate for the six months ended June 30, 2017 was less than the federal statutory rate of 35% primarily due to the excess tax benefit on share-based compensation and the release of a valuation allowance.

We revised our current year estimate of the global intangible low-taxed income (“GILTI”) tax based on additional research and interpretation of the Tax Act and we have determined that the GILTI tax will be fully offset by foreign tax credits generated, resulting in a reduction of the annualized effective tax rate from the prior quarter.

During the three months ended June 30, 2018, we recorded a tax benefit of $0.1 million to the provisional estimate for the reduction in the corporate tax rate applied to the deferred tax assets included in the financial statements as of December 31, 2017 for the impact of the Tax Act. We expect to complete the analysis of the deemed mandatory repatriation tax and record any adjustments within the one year period provided under SEC Staff Accounting Bulletin 118.

Cash paid for income taxes was $16.8 million for the six months ended June 30, 2018 and $7.1 million for the six months ended June 30, 2017.

Note 17. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended June 30, 2018 and 2017 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2018	2017	2018	2017	2018	2017
Service cost	$33	$39	$32	$17	$138	$128
Interest cost	200	178	114	93	91	113
Expected return on plan assets	(45)	(68)	—	—	(126)	(146)
Amortization of prior service credit	—	—	(19)	(105)	—	—
Recognized net actuarial loss	124	94	65	20	39	45
Net periodic benefit cost	$312	$243	$192	$25	$142	$140

The components of net periodic benefit cost of our pension and postretirement benefit plans for the six months ended June 30, 2018 and 2017 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2018	2017	2018	2017	2018	2017
Service cost	$35	$48	$56	$47	$280	$258
Interest cost	387	407	208	219	183	226
Expected return on plan assets	(80)	(107)	—	—	(256)	(294)
Amortization of prior service credit	—	—	(103)	(216)	—	—
Recognized net actuarial loss	246	230	117	120	80	89
Net periodic benefit cost	$588	$578	$278	$170	$287	$279

We expect to contribute $1.0 million to our funded pension plans, $1.0 million to our unfunded pension plans, and $1.1 million to our postretirement benefit plans in 2018. During the six months ended June 30, 2018, we contributed $0.5 million to our funded pension plans, $0.4 million to our unfunded pension plans, and $0.6 million to our postretirement benefit plans.

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

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2017	$1,551	$807	$191	$2,549
Restructuring charges	694	—	130	824
Cash payments	(694)	(38)	(295)	(1,027)
Adjustment to liability	437	(451)	(14)	(28)
Balance at June 30, 2018	$1,988	$318	$12	$2,318

As of June 30, 2018, we expect to pay the liabilities related to severance and employee benefits by the end of 2020. Additionally, for GES the liability related to future lease payments will be paid over the remaining lease terms. Refer to Note 21 – Segment Information, for information regarding restructuring charges by segment.

Note 19. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of June 30, 2018 with respect to these matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of June 30, 2018, we had recorded environmental remediation liabilities of $2.3 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of June 30, 2018, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of June 30, 2018 would be $17.7 million. These guarantees relate to our leased facilities through October 2027. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby we could recover payments.

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

Our business contributes to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering our union-represented employees. Based upon the information available from plan administrators, we believe that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by us, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require us to make payments to such plan for our proportionate share of the plan’s unfunded vested liabilities. As of June 30, 2018, the amount of additional funding, if any, that we would be required to make related to multi-employer pension plans is not ascertainable.

We are self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $19.4 million as of June 30, 2018 which includes $14.0 million related to workers’ compensation liabilities, and $5.4 million related to general/auto liability claims. We have also retained and provided for certain insurance liabilities in conjunction with previously sold businesses of $2.8 million as of June 30, 2018, related to workers’ compensation liabilities. The estimated employee health benefit claims incurred but not yet reported was $1.7 million as of June 30, 2018. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.2 million for the three months ended June 30, 2018 and $1.2 million for the three months ended June 30, 2017 and $2.7 million for the six months ended June 30, 2018 and $2.5 million for the six months ended June 30, 2017.

In addition, as of June 30, 2018, we have recorded insurance liabilities of $10.4 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.9 million related to workers’ compensation liabilities and $3.5 million related to general/auto liability claims which are recorded in other deferred items and liabilities in the Condensed Consolidated Balance Sheets with a corresponding receivable in other investments.

Note 20. Redeemable Noncontrolling Interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland, which is developing and will operate a new FlyOver Iceland attraction.

The minority Esja shareholders have the right to sell (or “put”) their Esja shares to us based on a multiple of 5.0x EBITDA as calculated on the trailing 12 months from the most recently completed quarter before the put option exercise. The put option is only exercisable after 36 months of business operation (the “Reference Date”) and if the FlyOver Iceland attraction has earned a minimum of €3.25 million in unadjusted EBITDA during the most recent fiscal year and during the trailing 12-month period prior to exercise (the “Put Option Condition”). The put option is exercisable during a period of 12 months following the Reference Date (the “Option Period”) and if the Put Option Condition has been met. If the Put Option Condition has not been met during the first Option Period, the Reference Date will be extended for an additional 12 months up to three times. If after 72 months, the FlyOver Iceland attraction has not achieved the Put Option Condition, the put option expires. If the Put Option Condition is met during any of the Option Periods, yet the shares are not exercised prior to the end of the 12-month Option Period, the put option will expire.

The noncontrolling interest’s carrying value is determined by the fair value of the noncontrolling interest as of the acquisition date and the noncontrolling interest’s share of the subsequent net income or loss. This value is benchmarked against the redemption value of the sellers’ put option. The carrying value is adjusted to the redemption value, provided that it does not fall below the initial carrying value, as determined by the purchase price allocation. We have made a policy election to reflect any changes caused by such an adjustment to retained earnings, rather than to current earnings.

Changes in the redeemable noncontrolling interest is as follows:

(in thousands)
Balance at December 31, 2017	$6,648
Net loss attributable to redeemable noncontrolling interest	(161)
Adjustment to the redemption value	90
Foreign currency translation adjustment	(64)
Balance at June 30, 2018	$6,513

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

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Revenue:
GES:
U.S.	$241,239	$242,031	$445,107	$499,242
International	80,429	85,283	147,615	149,182
Intersegment eliminations	(6,346)	(7,205)	(9,694)	(10,444)
Total GES	315,322	320,109	583,028	637,980
Pursuit	48,355	44,665	58,077	52,601
Total revenue	$363,677	$364,774	$641,105	$690,581
Segment operating income (loss):
GES:
U.S.	$20,838	$21,320	$19,282	$42,666
International	8,167	9,349	10,303	11,382
Total GES	29,005	30,669	29,585	54,048
Pursuit	9,757	9,938	(1,638)	(337)
Segment operating income	38,762	40,607	27,947	53,711
Corporate eliminations (1)	17	16	33	32
Corporate activities	(2,535)	(2,920)	(4,752)	(5,461)
Operating income	36,244	37,703	23,228	48,282
Interest income	53	42	137	100
Interest expense	(2,354)	(2,059)	(4,423)	(4,164)
Other expense (2)	(543)	(222)	(781)	(674)
Restructuring recoveries (charges):
GES U.S.	(240)	(47)	(240)	(71)
GES International	(422)	(121)	(454)	(354)
Pursuit	—	—	(140)	—
Corporate	—	—	10	(137)
Impairment recoveries:
Pursuit	35	2,247	35	4,631
Income from continuing operations before income taxes	$32,773	$37,543	$17,372	$47,613
(1)

Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

(2)

We adopted ASU 2017-07 on January 1, 2018, which requires retrospective adoption. As a result, we recorded the nonservice cost component of net periodic benefit cost within other expense for the three and six months ended June 30, 2018, and we reclassified $0.2 million from operating expenses to other expense for the three months ended June 30, 2017 and $0.7 million for the six months ended June 30, 2017 to conform with current period presentation. Refer to Note 1 – Overview and Basis of Presentation for additional details on the impact of this adoption on our Condensed Consolidated Statements of Operations.

Note 22. Common Stock Repurchases

We previously announced our Board of Directors’ authorization to repurchase shares of our common stock from time to time at prevailing market prices. During the six months ended June 30, 2018, we repurchased 175,091 shares on the open market for $9.1 million. As of June 30, 2018, 265,449 shares remain available for repurchase. We repurchased 19,237 shares for $1.0 million during the six months ended June 30, 2018 and 25,642 shares for $1.2 million during the six months ended June 30, 2017 related to tax withholding requirements on vested share based awards.

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

Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, the following:

•	our ability to successfully integrate and achieve established financial and strategic goals from acquisitions;
•	our dependence on large exhibition event clients;
•	the importance of key members of our account teams to our business relationships;
•	the competitive nature of the industries in which we operate;
•	travel industry disruptions;
•	transportation disruptions and increases in transportation costs;
•	seasonality of our businesses;
•	terrorist attacks, natural disasters and other catastrophic events;
•	fluctuations in general economic conditions;
•	the impact of recent U.S. tax legislation;
•	our exposure to currency exchange rate fluctuations;
•	our multi-employer pension plan funding obligations;
•	our exposure to labor cost increases and work stoppages related to unionized employees;
•	our exposure to cybersecurity attacks and threats;
•	compliance with laws governing the collection, storage, handling and transfer of personal data and our exposure to legal claims and fines for data breaches or improper handling of such data;
•	unanticipated delays and cost overruns of our capital projects, and our ability to achieve established financial and strategic goals of such projects;
•	adverse effects of show rotation on our periodic results and operating margins;
•	the effects of the United Kingdom’s exit from the European Union; and
•	liabilities relating to prior and discontinued operations.

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, please see Item 1A, “Risk Factors,” of our most recent annual report on Form 10-K filed with the SEC on February 28, 2018. We disclaim and do not undertake any obligation to update or revise any forward-looking statement except as required by applicable law or regulation.

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

Seasonality

Pursuit experiences peak activity during the summer months. During 2017, 87% of Pursuit’s revenue was earned in the second and third quarters.

Results of Operations

Financial Highlights

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands, except per share data)	2018	2017	Percentage Change	2018	2017	Percentage Change
Revenue	$363,677	$364,774	(0.3)%	$641,105	$690,581	(7.2)%
Net income attributable to Viad	$23,490	$27,947	(15.9)%	$14,103	$34,724	(59.4)%
Segment operating income (1)	$38,762	$40,607	(4.5)%	$27,947	$53,711	(48.0)%
Diluted income per common share from continuing operations attributable to Viad common stockholders	$1.16	$1.35	(14.1)%	$0.65	$1.72	(62.2)%

Three months ended June 30, 2018 compared with the three months ended June 30, 2017

•

Total revenue decreased $1.1 million or 0.3%, primarily due to negative show rotation of approximately $15 million at GES, offset in part by continued underlying growth at both GES and Pursuit and a favorable foreign exchange impact of $5.5 million.

•

Net income attributable to Viad decreased $4.5 million, primarily due to impairment recoveries of $1.6 million after-tax and favorable tax matters of $1.2 million, which were recorded in 2017, as well as lower segment operating income in 2018.

•	Total segment operating income(1) decreased $1.8 million primarily due to the decrease in revenue.

Six months ended June 30, 2018 compared with the six months ended June 30, 2017

•

Total revenue decreased $49.5 million or 7.2%, primarily due to negative show rotation of approximately $71 million at GES, offset in part by a favorable foreign exchange impact of $11.7 million and continued underlying growth at both GES and Pursuit.

•

Net income attributable to Viad decreased $20.6 million, primarily due to lower segment operating income, as well as impairment recoveries of $3.4 million after-tax and favorable tax matters of $1.2 million, which were recorded in 2017.

•	Total segment operating income(1) decreased $25.8 million, primarily due to the decrease in revenue.

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

The following tables summarize the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating income (loss) from our significant international operations for the three and six months ended June 30, 2018 and 2017:

Three months ended June 30, 2018 compared with the three months ended June 30, 2017

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2018	2017	(in thousands)	2018	2017	(in thousands)
GES:
Canada (CAD)	$0.78	$0.74	$787	$0.78	$0.74	$117
United Kingdom (GBP)	$1.36	$1.28	2,933	$1.34	$1.28	170
Europe (EUR)	$1.19	$1.11	758	$1.18	$1.11	77
			4,478			364
Pursuit:
Canada (CAD)	$0.77	$0.75	991	$0.77	$0.75	170
			$5,469			$534

Six months ended June 30, 2018 compared with the six months ended June 30, 2017

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2018	2017	(in thousands)	2018	2017	(in thousands)
GES:
Canada (CAD)	$0.78	$0.75	$1,498	$0.78	$0.75	$146
United Kingdom (GBP)	$1.37	$1.26	7,056	$1.36	$1.26	36
Europe (EUR)	$1.20	$1.09	1,726	$1.21	$1.09	160
			10,280			342
Pursuit:
Canada (CAD)	$0.77	$0.75	1,373	$0.77	$0.75	(43)
			$11,653			$299

Our 2018 revenue and segment operating income (loss) were primarily impacted by the strengthening of the British pound and the Canadian dollar relative to the U.S. dollar. Future changes in exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating income (loss) are translated into U.S. dollars.

Analysis of Revenue and Operating Results by Reportable Segment

GES

The following tables present a comparison of GES’ reported revenue and segment operating income to organic revenue(1) and organic segment operating income(1) for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended				Three Months Ended
	June 30, 2018				June 30, 2017			Change
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
GES:
U.S.	$241,239	$—	$—	$241,239	$242,031	$—	$242,031	(0.3)%	(0.3)%
International	80,429	—	4,478	75,951	85,283	—	85,283	(5.7)%	(10.9)%
Intersegment eliminations	(6,346)	—	—	(6,346)	(7,205)	—	(7,205)	11.9%	11.9%
Total GES	$315,322	$—	$4,478	$310,844	$320,109	$—	$320,109	(1.5)%	(2.9)%
Segment operating income (2):
GES:
U.S.	$20,838	$—	$—	$20,838	$21,320	$—	$21,320	(2.3)%	(2.3)%
International	8,167	—	364	7,803	9,349	—	9,349	(12.6)%	(16.5)%
Total GES	$29,005	$—	$364	$28,641	$30,669	$—	$30,669	(5.4)%	(6.6)%

	Six Months Ended				Six Months Ended
	June 30, 2018				June 30, 2017			Change
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
GES:
U.S.	$445,107	$—	$—	$445,107	$499,242	$—	$499,242	(10.8)%	(10.8)%
International	147,615	—	10,280	137,335	149,182	—	149,182	(1.1)%	(7.9)%
Intersegment eliminations	(9,694)	—	—	(9,694)	(10,444)	—	(10,444)	7.2%	7.2%
Total GES	$583,028	$—	$10,280	$572,748	$637,980	$—	$637,980	(8.6)%	(10.2)%
Segment operating income (2):
GES:
U.S.	$19,282	$—	$—	$19,282	$42,666	$—	$42,666	(54.8)%	(54.8)%
International	10,303	—	342	9,961	11,382	—	11,382	(9.5)%	(12.5)%
Total GES	$29,585	$—	$342	$29,243	$54,048	$—	$54,048	(45.3)%	(45.9)%
(1)

Organic revenue and organic segment operating income are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating income, see the “Non-GAAP Measures” section of this MD&A.

(2)

Refer to Note 21 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

Three months ended June 30, 2018 compared with the three months ended June 30, 2017

GES U.S.

GES U.S. revenue decreased $0.8 million or 0.3%, primarily due to negative show rotation of approximately $5 million, offset in part by U.S. base same-show revenue growth of 1.2% and new business wins. Base same-show revenue represented 30.2% of GES U.S. revenue.

GES U.S. operating income decreased $0.5 million or 2.3%, primarily due to lower revenue.

GES International

GES International revenue decreased $4.9 million or 5.7%, primarily due to negative show rotation of approximately $10 million, offset in part by a favorable FX Impact of $4.5 million and new business wins. Organic revenue* decreased $9.3 million or 10.9%.

GES International operating income decreased $1.2 million or 12.6%, primarily due to lower revenue. Organic operating income* decreased $1.5 million or 16.5%.

Six months ended June 30, 2018 compared with the six months ended June 30, 2017

GES U.S.

GES U.S. revenue decreased $54.1 million or 10.8%, primarily due to negative show rotation of approximately $57 million and certain non-recurring business, offset in part by U.S. base same-show revenue growth of 2.6%. Base same-show revenue represented 37.7% of GES U.S. revenue.

GES U.S. operating income decreased $23.4 million or 54.8%, primarily due to lower revenue, an increase in wages, and selective investments in additional resources to capitalize on continued growth opportunities.

GES International

GES International revenue decreased $1.6 million or 1.1%, primarily due to negative show rotation of approximately $14 million, offset in part by a favorable FX Impact of $10.3 million and new business wins. Organic revenue* decreased $11.8 million or 7.9%.

GES International operating income decreased $1.1 million or 9.5%, primarily due to lower revenue. Organic operating income* decreased $1.4 million or 12.5%.

* Refer to footnote (1) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating income.

2018 Outlook

Although GES has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth; however, we have experienced declines in certain retail-sector events.

For the 2018 full year, we expect GES’ revenue will be comparable to 2017. Show rotation is expected to have a net negative impact on full year revenue of approximately $40 million compared to 2017. We expect GES U.S. base same-show revenue to increase at a low single digit rate. We anticipate a favorable FX Impact of approximately $10.0 million on GES’ 2018 full year revenue and approximately $0.5 million on GES’ segment operating income. The expected FX Impact assumes that the U.S. dollar to the British pound exchange rate will be $1.33 and the U.S. dollar to the Canadian dollar exchange rate will be $0.76 during the remainder of 2018. For more information about segment operating income, see the “Non-GAAP Measures” section of this MD&A.

We are executing a strategic growth plan to position GES as the preferred global, full-service provider for Live Events, with further reach to corporate events, consumer events, conferences, and exhibitions. To support this strategy, since 2014, we have acquired two leading audio-visual production businesses and four leading event technology businesses that complement, enhance, and expand our current business and offer higher-margin growth opportunities. We continue to pursue additional opportunities to acquire businesses with proven products and services to create the most comprehensive suite of services for the Live Events industry. During 2018, we intend to make selective investments in additional resources to capitalize on continued growth opportunities in the under-penetrated category of corporate events and in cross-selling new services.

Additionally, we remain focused on improving GES’ profitability through continued efforts to effectively manage labor costs by driving productivity gains through rigorous and strategic pre-show planning and on-site labor management that reduces the ratio of labor costs to revenue. Improving this metric is a top priority as we continue to develop and enhance tools to support and systematize show site labor planning, measurement, and benchmarking.

Pursuit

The following tables present a comparison of Pursuit’s reported revenue and segment operating income (loss) to organic revenue(3) and organic segment operating income (loss)(3) for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended				Three Months Ended
	June 30, 2018				June 30, 2017			Change
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue (1):
Pursuit:
Attractions	$28,650	$—	$753	$27,897	$26,305	$—	$26,305	8.9%	6.1%
Hospitality	15,391	—	113	15,278	13,629	—	13,629	12.9%	12.1%
Transportation	3,889	—	124	3,765	3,527	—	3,527	10.3%	6.7%
Travel Planning	922	—	17	905	1,227	—	1,227	(24.9)%	(26.2)%
Intra-Segment Eliminations & Other	(497)	—	(16)	(481)	(23)	—	(23)	**	**
Total Pursuit	$48,355	$—	$991	$47,364	$44,665	$—	$44,665	8.3%	6.0%

Segment operating income (loss)(4):
Total Pursuit	$9,757	$(206)	$170	$9,793	$9,938	$—	$9,938	(1.8)%	(1.5)%

	Six Months Ended				Six Months Ended
	June 30, 2018				June 30, 2017			Change
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue (1):
Pursuit:
Attractions	$33,146	$—	$940	$32,206	$29,851	$—	$29,851	11.0%	7.9%
Hospitality	18,146	—	199	17,947	15,702	—	15,702	15.6%	14.3%
Transportation	6,258	—	230	6,028	5,653	—	5,653	10.7%	6.6%
Travel Planning	1,230	—	28	1,202	1,460	—	1,460	(15.8)%	(17.7)%
Intra-Segment Eliminations & Other	(703)	—	(24)	(679)	(65)	—	(65)	**	**
Total Pursuit	$58,077	$—	$1,373	$56,704	$52,601	$—	$52,601	10.4%	7.8%

Segment operating loss(4):
Total Pursuit	$(1,638)	$(437)	$(43)	$(1,158)	$(337)	$—	$(337)	**	**

** Change is greater than +/- 100%

(1)

Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.

(2)	Acquisitions for the three and six months ended June 30, 2018 include FlyOver Iceland (acquired November 2017).
(3)

Organic revenue and organic segment operating income (loss) are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating income (loss), see the “Non-GAAP Measures” section of this MD&A.

(4)

Refer to Note 21 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Three months ended June 30, 2018 compared with the three months ended June 30, 2017

Pursuit revenue increased $3.7 million or 8.3%, primarily driven by revenue management efforts across Pursuit’s attractions and hospitality assets and a favorable FX Impact of $1.0 million. Organic revenue* increased $2.7 million or 6.0%.

Pursuit operating income decreased $0.2 million or 1.8%, primarily due to additional costs to support continued growth of the business, offset in part by a favorable FX impact of $0.2 million. Organic operating income* decreased $0.1 million or 1.5%.

Six months ended June 30, 2018 compared with the six months ended June 30, 2017

Pursuit revenue increased $5.5 million or 10.4%, primarily driven by revenue management efforts across Pursuit’s attractions and hospitality assets and a favorable FX Impact of $1.4 million. Organic revenue* increased $4.1 million or 7.8%.

Pursuit operating loss increased $1.3 million primarily due to additional costs to support continued growth of the business, as well as the timing of certain other expenses. Organic operating loss* increased $0.8 million.

* Refer to footnote (3) in the above tables for more information about the non-GAAP financial measures of organic revenue and organic segment operating income (loss).

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

We use the following key business metrics, common in the hospitality industry, to evaluate Pursuit’s hospitality business:

•

Revenue per Available Room. RevPAR is calculated as total rooms revenue divided by the total number of room nights available for all comparable Pursuit hospitality properties during the period. Total rooms revenue does not include non-rooms revenue, which consists of ancillary revenue generated by hospitality properties, such as food and beverage and retail revenue. RevPAR measures the period-over-period change in rooms revenue per available room for comparable hospitality properties. RevPAR is affected by average daily rate and occupancy, which have different implications on profitability.

•

Average Daily Rate. ADR is calculated as total rooms revenue divided by the total number of room nights sold for all comparable Pursuit hospitality properties during the period. ADR is used to assess the pricing levels that the hospitality properties are able to realize. Increases in ADR lead to increases in rooms revenue with no substantial effect on variable costs, therefore having a greater impact on margins than increases in occupancy.

•

Occupancy. Occupancy is calculated as the total number of room nights sold divided by the total number of room nights available for all comparable Pursuit hospitality properties during the period. Occupancy measures the utilization of the available capacity at the hospitality properties. Increases in occupancy result in increases in rooms revenue and additional variable operating costs (including housekeeping services, utilities, and room amenity costs), as well as increases in ancillary non-rooms revenue (including food and beverage and retail revenue).

The following table provides Pursuit’s same-store key performance indicators for the three and six months ended June 30, 2018 and 2017. The same-store metrics indicate the performance of all Pursuit’s properties and attractions that we owned and operated at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. We believe this same-store constant currency basis provides better comparability between reporting periods.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Same-Store Key Performance Indicators (1)
Attractions:
Passengers	671,920	674,342	(0.4)%	830,392	824,739	0.7%
Revenue per passenger	$43	$40	7.5%	$40	$37	8.1%
Hospitality:
Room nights available	66,181	66,259	(0.1)%	93,991	93,979	0.0%
RevPAR	$123	$116	6.0%	$103	$96	7.3%
ADR	$191	$185	3.2%	$168	$160	5.0%
Occupancy	64.7%	62.5%	2.2%	61.4%	59.9%	1.5%
(1)	Same-Store Key Performance Indicators exclude the Mount Royal Hotel hospitality property due to its fire-related closure (effective December 2016).

Attractions. The decrease in same-store passengers for the three months ended June 30, 2018 was primarily due to poor weather conditions. The increase in same-store passengers for the six months ended June 30, 2018 was primarily due to higher visitation at FlyOver Canada. The increase in revenue per passenger for the three and six months ended June 30, 2018 was primarily driven by our revenue management efforts.

Hospitality. The increase in RevPAR during the three and six months ended June 30, 2018 was primarily due to stronger ADR and increased occupancy during 2018 driven by our revenue management efforts.

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

2018 Outlook

For the 2018 full year, we expect Pursuit’s revenue to increase at a high-single digit rate. We expect Pursuit’s full year revenue to be favorably impacted by approximately $5 million from the re-opening of the Mount Royal Hotel in July 2018, as well as continued focus on revenue management and refresh efforts across our attractions and hospitality portfolio. We expect to incur start-up costs related to the development of our FlyOver Iceland attraction, which is expected to open in 2019, of approximately $1 million during 2018 ($0.4 million of which was incurred during the first half of 2018). We anticipate an unfavorable FX Impact of approximately $2.5 million on Pursuit’s 2018 revenue and approximately $2.0 million on Pursuit’s operating income.

Corporate Activities

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2018	2017	Percentage Change 2018 vs. 2017	2018	2017	Percentage Change 2018 vs. 2017
Corporate activities	$2,535	$2,920	(13.2)%	$4,752	$5,461	(13.0)%

The decrease in corporate activities during the three and six months ended June 30, 2018 was primarily due to a decrease in performance-based compensation expense.

Other Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2018	2017	Percentage Change 2018 vs. 2017	2018	2017	Percentage Change 2018 vs. 2017
Other expense	$543	$222	**	$781	$674	15.9%
** Change is greater than +/- 100%

On January 1, 2018, we adopted ASU 2017-07, which requires retrospective adoption. As a result, we recorded the nonservice cost component of net periodic benefit cost within other expense for the three and six months ended June 30, 2018, and we reclassified $0.2 million for the three months ended June 30, 2017 and $0.7 million for the six months ended June 30, 2017 to conform to current period presentation. Refer to Note 17 – Pension and Postretirement Benefits.

Restructuring Charges

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2018	2017	Percentage Change 2018 vs. 2017	2018	2017	Percentage Change 2018 vs. 2017
Restructuring charges	$662	$168	**	$824	$562	46.6%

** Change is greater than +/- 100%

During the three months ended June 30, 2018, we recorded restructuring charges primarily related to the elimination of certain positions at GES. During the six months ended June 30, 2018, restructuring charges primarily related to the elimination of certain positions at GES and Pursuit. During the three months ended June 30, 2017, we recorded restructuring charges primarily related to the elimination of certain positions and facility consolidations at GES. During the six months ended June 30, 2017, restructuring charges primarily related to the elimination of certain positions and facility consolidations at GES, as well as the elimination of certain positions at our corporate office.

Impairment Recoveries

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2018	2017	Percentage Change 2018 vs. 2017	2018	2017	Percentage Change 2018 vs. 2017
Impairment recoveries	$(35)	$(2,247)	98.4%	$(35)	$(4,631)	99.2%

The impairment recoveries recorded during the three and six months ended June 30, 2017 were related to insurance proceeds received as a partial settlement for fire damage to the Mount Royal Hotel.

Income Taxes

The effective tax rate was 27.8% for the three months ended June 30, 2018 and 27.1% for the three months ended June 30, 2017. The effective tax rate was 25.8% for the six months ended June 30, 2018 and 27.1% for the six months ended June 30, 2017. The effective rate was higher than the statutory rate of 21% during 2018 primarily due to foreign income, which is taxed at higher rates, increased non-deductible expense and a higher effective state tax rate. The effective rate was lower than the statutory rate of 35% during 2017 primarily due to foreign income, which is taxed at lower rates.

Discontinued Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2018	2017	Percentage Change 2018 vs. 2017	2018	2017	Percentage Change 2018 vs. 2017
Income (loss) from discontinued operations	$(279)	$509	**	$649	$(307)	**

** Change is greater than +/- 100%

The loss from discontinued operations for the three months ended June 30, 2018 was primarily related to legal expenses associated with previously sold operations. Income from discontinued operations for the three months ended June 30, 2017 was primarily related to a reduction in an uncertain tax position due to the lapse of a statute, offset in part by legal expenses associated with previously sold operations. Income from discontinued operations for the six months ended June 30, 2018 was primarily related to a favorable legal settlement of $1.4 million related to previously sold operations, offset in part by legal expenses associated with previously sold operations. The loss from discontinued operations for the six months ended June 30, 2017 was primarily related to an increase in reserves to resolve certain environmental matters and legal expenses related to previously sold operations, offset in part by a reduction in an uncertain tax position due to the lapse of statute during the 2017 second quarter.

Liquidity and Capital Resources

Cash and cash equivalents were $49.4 million as of June 30, 2018, as compared to $53.7 million as of December 31, 2017. During the six months ended June 30, 2018, we generated net cash from operating activities of $31.5 million. We believe that our existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of June 30, 2018, approximately $45.7 million of our cash and cash equivalents was held outside of the United States, consisting of $19.9 million in Canada, $8.3 million in the Netherlands, $6.4 million in the United Kingdom, and $4.8 million in certain other countries. In addition, there is $6.3 million in Iceland related to our investment in Esja, which will be used to develop the FlyOver Iceland attraction.

Cash Flows

Operating Activities

	Six Months Ended
	June 30,
(in thousands)	2018	2017
Net income	$13,545	$34,387
Depreciation and amortization	28,178	26,666
Deferred income taxes	2,727	412
(Income) loss from discontinued operations	(649)	307
Impairment recoveries	(35)	(4,631)
Other non-cash items	6,154	7,637
Changes in assets and liabilities	(18,460)	(5,579)
Net cash provided by operating activities	$31,460	$59,199

Net cash provided by operating activities decreased $27.7 million, primarily due to lower net income and an unfavorable change in working capital.

Investing Activities

	Six Months Ended
	June 30,
(in thousands)	2018	2017
Capital expenditures	$(48,057)	$(27,448)
Proceeds from insurance	—	6,886
Cash paid for acquired businesses, net	—	(1,661)
Proceeds from dispositions of property and other assets	1,292	662
Net cash used in investing activities	$(46,765)	$(21,561)

Net cash used in investing activities increased $25.2 million primarily due to an increase in capital expenditures in 2018. In addition, we received $6.9 million of Mount Royal Hotel fire-related insurance proceeds in 2017.

Financing Activities

	Six Months Ended
	June 30,
(in thousands)	2018	2017
Proceeds from borrowings	$80,051	$52,574
Payments on debt and capital lease obligations	(51,607)	(63,065)
Dividends paid on common stock	(4,095)	(4,077)
Debt issuance costs	—	(5)
Common stock purchased for treasury	(10,085)	(1,204)
Proceeds from exercise of stock options	84	—
Net cash provided by (used in) financing activities	$14,348	$(15,777)

The change in net cash provided by (used in) financing activities was primarily due to net debt proceeds of $28.4 million during the six months ended June 30, 2018 compared to net debt payments of $10.5 million during the six months ended June 30, 2017, offset in part by the repurchase of treasury shares of $10.1 million in 2018 compared to $1.2 million in 2017.

Debt and Capital Lease Obligations

Refer to Note 12 – Debt and Capital Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion, which discussion is incorporated by reference herein.

Share Repurchases

Our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. During the six months ended June 30, 2018, we repurchased 175,091 shares on the open market for $9.1 million. No shares were repurchased on the open market during 2017. As of June 30, 2018, 265,449 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date. We repurchased 19,237 shares for $1.0 million during the six months ended June 30, 2018 and 25,642 shares for $1.2 million during 2017 related to tax withholding requirements on vested share-based awards.

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

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Overview and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements for further information.

Non-GAAP Measures

In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we also disclose non-GAAP financial measures of Segment operating income, organic revenue, and organic segment operating income (collectively, the “Non-GAAP Measures”). The presentation of the Non-GAAP Measures is supplemental to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP. As not all companies use identical calculations, the Non-GAAP Measures may not be comparable to similarly titled measures used by other companies. We believe that the presentation of the Non-GAAP Measures provides useful information to investors regarding our results of operations for trending, analyzing, and benchmarking the performance and value of our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure relates to fluctuations in foreign exchange rates and interest rates. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect our financial condition or results of operations. Interest rate risk is the risk that changing interest rates will adversely affect our earnings or financial position.

Our foreign operations are primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $23.2 million as of June 30, 2018 and $12.0 million as of December 31, 2017. We recorded unrealized foreign currency translation losses in other comprehensive income of $11.2 million during the six months ended June 30, 2018 and unrealized foreign currency translation gains of $9.7 million during the six months ended June 30, 2017.

For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating income of our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our earnings exposure arising from the translation of our foreign revenue and segment operating income. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion on the “Foreign Exchange Rate Variances.”

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of June 30, 2018 and December 31, 2017, we did not have any foreign currency forward contracts outstanding.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended June 30, 2018 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	285	$55.05	—	440,540
May 1, 2018 - May 31, 2018	175,833	$51.75	175,091	265,449
June 1, 2018 - June 30, 2018	1,848	$55.80	—	265,449
Total	177,966	$51.79	175,091	265,449

In November 2012, our Board of Directors authorized us to repurchase shares of our common stock from time to time at prevailing market prices. During the six months ended June 30, 2018, 175,091 shares were repurchased on the open market for $9.1 million. The Board’s authorization has no expiration date.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

4.B4

Second Amendment to Credit Agreement and Reaffirmation of Guaranties effective as of May 18, 2018, to the Credit Agreement, between Brewster Inc., and BMO Harris Bank N.A., dated as of December 28, 2016 and amended on December 6, 2017.

			8-K		4.B4	5/22/2018

31.1	# *	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended June 30, 2018.

31.2	# *	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended June 30, 2018.

32.1	# **	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ended June 30, 2018.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensation plan or arrangement.
#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

August 6, 2018	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer