Form 10-Q
period 2018-09-30
VIAD CORP
filed 2018-11-02
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018, there were 20,340,530 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries and affiliates.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2018	2017
Assets
Current assets
Cash and cash equivalents	$55,470	$53,723
Accounts receivable, net of allowances for doubtful accounts of $1,561 and $2,023, respectively	124,905	104,811
Inventories	18,703	17,550
Current contract costs	24,796	13,436
Other current assets	25,707	19,741
Total current assets	249,581	209,261
Property and equipment, net	332,005	305,571
Other investments and assets	44,527	48,187
Deferred income taxes	20,641	23,548
Goodwill	266,731	270,551
Other intangible assets, net	54,705	62,781
Total Assets	$968,190	$919,899
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$84,910	$77,380
Contract liabilities	58,260	31,981
Accrued compensation	23,527	30,614
Other current liabilities	40,132	40,154
Current portion of debt and capital lease obligations	155,756	152,599
Total current liabilities	362,585	332,728
Long-term debt and capital lease obligations	44,418	56,593
Pension and postretirement benefits	27,170	28,135
Other deferred items and liabilities	49,825	52,858
Total liabilities	483,998	470,314
Commitments and contingencies
Redeemable noncontrolling interest	6,128	6,648
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	575,058	574,458
Retained earnings	113,381	65,836
Unearned employee benefits and other	234	218
Accumulated other comprehensive loss	(31,763)	(22,568)
Common stock in treasury, at cost, 4,601,494 and 4,518,099 shares, respectively	(230,944)	(226,215)
Total Viad stockholders’ equity	463,368	429,131
Non-redeemable noncontrolling interest	14,696	13,806
Total stockholders’ equity	478,064	442,937
Total Liabilities and Stockholders’ Equity	$968,190	$919,899

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue:
Services	$300,087	$286,752	$860,358	$896,574
Products	58,076	52,347	138,910	133,106
Total revenue	358,163	339,099	999,268	1,029,680
Costs and expenses:
Costs of services	254,638	245,757	792,775	808,304
Costs of products	46,974	46,077	122,529	121,508
Business interruption gain	(35)	(1,091)	(602)	(2,231)
Corporate activities	3,777	4,425	8,529	9,886
Interest income	(101)	(74)	(238)	(174)
Interest expense	2,608	2,117	7,031	6,281
Other expense	527	248	1,308	922
Restructuring charges	175	255	999	817
Impairment recoveries	—	(24,467)	(35)	(29,098)
Total costs and expenses	308,563	273,247	932,296	916,215
Income from continuing operations before income taxes	49,600	65,852	66,972	113,465
Income tax expense	10,806	20,010	15,282	32,929
Income from continuing operations	38,794	45,842	51,690	80,536
Income (loss) from discontinued operations	(246)	(101)	403	(408)
Net income	38,548	45,741	52,093	80,128
Net income attributable to non-redeemable noncontrolling interest	(1,287)	(1,084)	(890)	(747)
Net loss attributable to redeemable noncontrolling interest	128	—	289	—
Net income attributable to Viad	$37,389	$44,657	$51,492	$79,381
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$1.84	$2.19	$2.49	$3.91
Discontinued operations attributable to Viad common stockholders	(0.01)	—	0.02	(0.02)
Net income attributable to Viad common stockholders	$1.83	$2.19	$2.51	$3.89
Weighted-average outstanding and potentially dilutive common shares	20,387	20,436	20,427	20,382
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$1.85	$2.19	$2.50	$3.91
Discontinued operations attributable to Viad common stockholders	(0.01)	—	0.02	(0.02)
Net income attributable to Viad common stockholders	$1.84	$2.19	$2.52	$3.89
Weighted-average outstanding common shares	20,145	20,166	20,187	20,130
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30
Amounts attributable to Viad common stockholders
Income from continuing operations	$37,635	$44,758	$51,089	$79,789
Income (loss) from discontinued operations	(246)	(101)	403	(408)
Net income	$37,389	$44,657	$51,492	$79,381

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net income	$38,548	$45,741	$52,093	$80,128
Other comprehensive income (loss):
Unrealized gains on investments, net of tax(1)	—	48	—	143
Unrealized foreign currency translation adjustments, net of tax(1)	3,340	9,115	(7,864)	18,820
Change in net actuarial gain, net of tax(1)	(1,570)	103	(721)	385
Change in prior service cost, net of tax(1)	186	(67)	6	(201)
Adoption of ASU 2016-01	—	—	(616)	—
Comprehensive income	40,504	54,940	42,898	99,275
Comprehensive income attributable to non-redeemable noncontrolling interest	(1,287)	(1,084)	(890)	(747)
Comprehensive loss attributable to redeemable noncontrolling interest	128	—	289	—
Comprehensive income attributable to Viad	$39,345	$53,856	$42,297	$98,528

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$52,093	$80,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,364	42,499
Deferred income taxes	3,182	318
(Income) loss from discontinued operations	(403)	408
Restructuring charges	999	817
Impairment recoveries	(35)	(29,098)
(Gains) losses on dispositions of property and other assets	(135)	465
Share-based compensation expense	5,056	9,484
Other non-cash items, net	3,553	3,603
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(21,289)	(25,966)
Inventories	(2,792)	(726)
Current contract costs	(11,928)	(6,122)
Accounts payable	12,972	18,998
Restructuring liabilities	(1,330)	(1,748)
Accrued compensation	(12,275)	(7,455)
Contract liabilities	28,045	9,742
Income taxes payable	(9,580)	16,058
Other assets and liabilities, net	11,113	3,238
Net cash provided by operating activities	101,610	114,643
Cash flows from investing activities
Capital expenditures	(69,596)	(39,493)
Proceeds from insurance	—	31,570
Cash paid for acquired businesses, net	—	(1,661)
Proceeds from dispositions of property and other assets	1,320	734
Net cash used in investing activities	(68,276)	(8,850)
Cash flows from financing activities
Proceeds from borrowings	101,336	60,574
Payments on debt and capital lease obligations	(113,429)	(128,808)
Dividends paid on common stock	(6,128)	(6,119)
Debt issuance costs	—	(5)
Common stock purchased for treasury	(10,240)	(1,272)
Proceeds from exercise of stock options	84	—
Net cash used in financing activities	(28,377)	(75,630)
Effect of exchange rate changes on cash and cash equivalents	(3,210)	2,418
Net change in cash and cash equivalents	1,747	32,581
Cash and cash equivalents, beginning of year	53,723	20,900
Cash and cash equivalents, end of period	$55,470	$53,481

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

Services and Products Offered

Pursuit comprises four lines of business: Attractions, including food and beverage services and retail operations; Hospitality, including food and beverage services and retail operations; Transportation; and Travel Planning. Services offered by these lines of business (or a subset of these) include accommodations, admissions, transportation, and travel planning. Products offered include food and beverage and retail.

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

January 1, 2019

We are currently evaluating the potential impact the adoption of this new guidance will have on our financial position or results of operations including analyzing our existing operating leases. We do not expect our Consolidated Statement of Operations to be materially impacted. We expect the most significant impact will relate to facility and equipment leases, which are currently recorded as operating leases. Based on our leases in place as of September 30, 2018, we currently anticipate recognizing an additional right-of-use asset and lease liability on the balance sheet of approximately $60 million upon adoption of the standard on January 1, 2019. We expect to adopt ASU 2018-11, which allows companies to use an optional transition method under which a cumulative adjustment to retained earnings is recorded in the period of adoption and prior periods are not restated. We are continuing our assessment, which may identify other impacts.

ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20) Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans

The amendment modifies and clarifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Early adoption is permitted and is to be applied on a retrospective basis to all periods presented.

		January 1, 2021	We are currently evaluating the potential impact of the adoption of this new guidance on our disclosures.

ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendment also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. Early adoption is permitted and may be applied on either a retrospective or prospective basis.

		January 1, 2020	We are currently evaluating the potential impact of the adoption of this new guidance on our consolidated financial statements and related disclosures.

Standard	Description	Date of adoption	Effect on the financial statements
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

ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

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
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment

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

ASU 2017-07, Compensation - Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The amendment requires an employer to disaggregate the service cost components from the other components of net benefit cost. The service cost components are required to be presented in operating income and the other components of net benefit cost are required to be presented outside of operating income.

January 1, 2018

We adopted this new standard retrospectively on January 1, 2018. As a result, we recorded the nonservice cost component of net periodic benefit cost within other expense and reclassified from operating expenses (cost of services and corporate activities) to other expense $0.2 million for the three months ended September 30, 2017 and $0.9 million for the nine months ended September 30, 2017 to conform to current period presentation. For additional details on the impact this adoption had on our results of operations, see the disclosures immediately following this table.

ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

The amendment addresses the effect of the Tax Cuts and Jobs Act (the “Tax Act”) on items within accumulated other comprehensive income (“AOCI”). Under current GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in AOCI are adjusted, certain tax effects become stranded in AOCI. This amendment allows a reclassification from AOCI to retained earnings for stranded tax effects. Early adoption was permitted.

September 30, 2018

We early adopted this new standard during the third quarter of 2018. As a result, we reclassified the income tax effects of the Tax Act of $1.6 million from AOCI to retained earnings, with no net effect to total stockholders' equity. Refer to Note 16 – Income Taxes for additional information.

ASU 2018-05, Income Taxes (Topic 740) – Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118

This statement amends ASC 740 to incorporate the requirements of SEC Staff Accounting Bulletin No. 118, which provides guidance on accounting for the tax effects of the Tax Act for SEC registrants who do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.

Upon issuance

We recognized the provisional tax impacts of the Tax Act in the fourth quarter of 2017. During the three months ended September 30, 2018, we recorded a tax benefit of $3.1 million to the provisional estimate included in the financial statements as of December 31, 2017 for the impact of the Tax Act. This amount is comprised of a reduction to our estimated taxes for the deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits and for the corporate tax rate reduction attributable to the return to provision adjustment for deferred taxes. We continue to anticipate finalizing our analysis during the fourth quarter of 2018. Refer to Note 16 – Income Taxes for additional information.

Prior to January 1, 2018, we presented revenue in our Condensed Consolidated Statements of Operations in three separate line items as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2017
Revenue:
Exhibition and event services	$198,868	$750,111
Exhibits and environments	33,251	119,988
Pursuit services	106,980	159,581
Total revenue	$339,099	$1,029,680

In connection with the adoption of Topic 606, we changed the presentation of revenue in our Condensed Consolidated Statements of Operations and now present total services revenue and total products revenue. As a result, we changed the prior reporting period to conform to the current period presentation as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2017
Revenue:
Services	$286,752	$896,574
Products	52,347	133,106
Total revenue	$339,099	$1,029,680

As a result of the change in presentation of revenue in the Condensed Consolidated Statements of Operations, we also made the following conforming changes to the presentation of cost of services and cost of products. The following table also summarizes the impact of adopting ASU 2017-07 on our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2017
(in thousands)	As Previously Reported	Reclassifications to Conform with Revenue Presentation	ASU 2017-07	As Newly Reported
Cost of services	$254,963	$(9,007)	$(199)	$245,757
Cost of products	$37,070	$9,007	$—	$46,077
Corporate activities	$4,474	$—	$(49)	$4,425
Other expense	$—	$—	$248	$248

	Nine Months Ended September 30, 2017
(in thousands)	As Previously Reported	Reclassifications to Conform with Revenue Presentation	ASU 2017-07	As Newly Reported
Cost of services	$813,456	$(4,436)	$(716)	$808,304
Cost of products	$117,072	$4,436	$—	$121,508
Corporate activities	$10,092	$—	$(206)	$9,886
Other expense	$—	$—	$922	$922

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

GES’ service revenue is primarily derived through its comprehensive range of services to event organizers and corporate brand marketers including Core Services, Audio-Visual, and Event Technology. GES’ service revenue is earned over time over the duration of the exhibition, conference or corporate event, which generally lasts one to three days; however we use the practical expedient of recognizing service revenue at the close of the event when we have the right to invoice. GES’ product revenue is derived from the build of exhibits and environments and graphics. GES’ product revenue is recognized at a point in time upon delivery of the product.

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

The impact of adopting Topic 606 on our unaudited Condensed Consolidated Statement of Operations was $1.0 million reduction to cost of services and $0.7 million increase to net income for the three months ended September 30, 2018 and $2.6 million reduction to cost of services and $1.9 million increase to net income for the nine months ended September 30, 2018.

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

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 54.5% equity ownership interest in Esja Attractions ehf. (“Esja”). The Esja shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Condensed Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to retained earnings and is included in our earnings (loss) per share. Refer to Note 20 – Redeemable Noncontrolling Interest for additional information.

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

Note 2. Revenue and Related Contract Costs and Contract Liabilities

GES’ performance obligations consist of services or product(s) outlined in a contract. While multi-year contracts are often signed for recurring events, the obligations for each occurrence are well defined and conclude upon the occurrence of each event. The obligations are typically the provision of services and/or sale of a product in connection with an exhibition, conference, or other event. Revenue for services is recognized when we have a right to invoice at the close of the exhibition, conference, or corporate event, which typically lasts one to three days. Revenue for consumer events is recognized over the duration of the event. Revenue for products is recognized either upon delivery to the customer’s location, upon delivery to an event, or when we have the right to invoice, generally at the close of the exhibition, conference, or corporate event. Payment terms are generally within 30-60 days and contain no significant financing components.

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at January 1, 2018	$31,981
Cash additions	147,231
Revenue recognized	(120,477)
Foreign exchange translation adjustment	(475)
Balance at September 30, 2018	$58,260

Contract Costs

GES capitalizes certain incremental costs incurred in obtaining and fulfilling contracts. Capitalized costs principally relate to direct costs of materials and services incurred in fulfilling services of future exhibitions, conferences, and events, and also include up-front incentives and commissions incurred upon contract signing. Costs associated with preliminary contract activities (i.e. proposal activities) are expensed as incurred. Capitalized contract costs are expensed upon the transfer of the related goods or services and are included in cost of services or cost of products, as applicable. The deferred incremental costs of obtaining and fulfilling contracts are included in the Condensed Consolidated Balance Sheets under the captions “Current contract costs” and “Other investments and assets.” These amounts were previously reported in inventories under “Work in process.”

We elected to apply the following practical expedients related to performance obligations:

Not to disclose (i) the amount of consideration allocated to the remaining performance obligations (ii) an explanation of when we expect to recognize that amount as revenue as of December 31, 2017 and (iii) the value of unsatisfied performance obligations for contracts with an original duration of one year or less because the vast majority of our contract liabilities relate to future exhibitions and events that will occur within the next 12 months.

Changes to contract costs are as follows:

(in thousands)
Balance at January 1, 2018	$16,878
Additions	53,580
Expenses	(40,641)
Cancelled	(109)
Foreign exchange translation adjustment	(539)
Balance at September 30, 2018	$29,169

As of September 30, 2018, capitalized contract costs consisted of $1.8 million to obtain contracts and $27.4 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs for the nine months ended September 30, 2018.

Disaggregation of Revenue

The following tables disaggregate GES and Pursuit revenue by major product line, timing of revenue recognition, and markets served:

GES

	Three Months Ended September 30, 2018
(in thousands)	GES U.S.	GES International	Intersegment Eliminations	Total
Services:
Core services	$154,640	$35,937	$—	$190,577
Audio-visual	17,309	4,423	—	21,732
Event technology	4,874	1,745	—	6,619
Intersegment eliminations	—	—	(2,479)	(2,479)
Total services	176,823	42,105	(2,479)	216,449
Products:
Core products	14,876	14,785	—	29,661
Total revenue	$191,699	$56,890	$(2,479)	$246,110

Timing of revenue recognition:
Services transferred over time	$176,823	$42,106	$(2,479)	$216,450
Products transferred over time(1)	10,281	3,226	—	13,507
Products transferred at a point in time	4,595	11,558	—	16,153
Total revenue	$191,699	$56,890	$(2,479)	$246,110

Markets:
Exhibitions	$108,348	$41,925	$—	$150,273
Conferences	41,367	4,918	—	46,285
Corporate events	34,093	8,190	—	42,283
Consumer events	7,891	1,857	—	9,748
Intersegment eliminations	—	—	(2,479)	(2,479)
Total revenue	$191,699	$56,890	$(2,479)	$246,110

(1)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

	Nine Months Ended September 30, 2018
(in thousands)	GES U.S.	GES International	Intersegment Eliminations	Total
Services:
Core services	$511,322	$132,407	$—	$643,729
Audio-visual	55,134	14,144	—	69,278
Event technology	23,443	7,866	—	31,309
Intersegment eliminations	—	—	(12,173)	(12,173)
Total services	589,899	154,417	(12,173)	732,143
Products:
Core products	46,907	50,088	—	96,995
Total revenue	$636,806	$204,505	$(12,173)	$829,138

Timing of revenue recognition:
Services transferred over time	$589,899	$154,418	$(12,173)	$732,144
Products transferred over time(1)	30,957	13,043	—	44,000
Products transferred at a point in time	15,950	37,044	—	52,994
Total revenue	$636,806	$204,505	$(12,173)	$829,138

Markets:
Exhibitions	$364,016	$150,623	$—	$514,639
Conferences	163,782	28,805	—	192,587
Corporate events	89,347	21,620	—	110,967
Consumer events	19,661	3,457	—	23,118
Intersegment eliminations	—	—	(12,173)	(12,173)
Total revenue	$636,806	$204,505	$(12,173)	$829,138

(1)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

Pursuit

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2018
Services:
Accommodations	$24,623	$35,358
Admissions	51,316	78,375
Transportation	7,602	14,292
Travel planning	651	1,450
Intersegment eliminations	(554)	(1,260)
Total services revenue	83,638	128,215
Products:
Food and beverage	16,074	23,998
Retail operations	12,341	17,917
Total products revenue	28,415	41,915
Total revenue	$112,053	$170,130

Timing of revenue recognition:
Services transferred over time	$83,638	$128,215
Products transferred at a point in time	28,415	41,915
Total revenue	$112,053	$170,130

Markets:
Banff Jasper Collection	$58,525	$94,133
Alaska Collection	25,546	36,373
Glacier Park Collection	23,418	30,684
FlyOver	4,564	8,940
Total revenue	$112,053	$170,130

Balance Sheet Reclassifications

In connection with the adoption of Topic 606, effective January 1, 2018, we made the following reclassifications to separately present contract costs and contract liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2017:

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

(1)

Contract costs primarily consist of deferred core services costs (including labor and vendor purchases) required to service future exhibitions, conferences and other events, and commission expenses incurred to obtain contracts. All such costs were previously included in “Inventories” and in certain other assets. As a result of the changes noted above, deferred core services costs related to exhibitions and events that are scheduled to occur longer than one year in the future are currently included in “Other investments and assets”. The impact of this change reduced total current assets at December 31, 2017 by $0.7 million. The amount of deferred core services costs included in “Other investments and assets” at September 30, 2018 was $4.4 million.

(2)

In connection with the adoption of Topic 606, we elected to more prominently present contract liabilities on the Consolidated Balance Sheets. Consequently, customer deposits of $33.4 million as of December 31, 2017, have been reclassified to “Contract liabilities” and to other certain current liabilities to conform to the current period presentation.

(3)	We determined that the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings was not material, and therefore we made no adjustment.

Note 3. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Performance unit incentive plan (“PUP”)	$1,607	$3,941	$3,125	$7,184
Restricted stock	609	672	1,779	2,069
Restricted stock units	78	124	152	231
Share-based compensation before income tax benefit	2,294	4,737	5,056	9,484
Income tax benefit	(580)	(1,752)	(1,276)	(3,524)
Share-based compensation, net of income tax benefit	$1,714	$2,985	$3,780	$5,960

We did not record any share-based compensation expense through restructuring charges during the three and nine months ended September 30, 2018 or 2017.

The following table summarizes the activity of the outstanding share-based compensation awards:

	PUP Awards		Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2017	239,338	$32.80	206,899	$33.16	12,750	$30.94
Granted	76,925	$52.03	49,608	$52.34	3,898	$52.54
Vested	(75,761)	$27.29	(72,934)	$27.41	(4,300)	$27.35
Forfeited	(693)	$51.22	(6,500)	$39.95	(258)	$37.69
Balance at September 30, 2018	239,809	$40.65	177,073	$40.66	12,090	$39.04

Viad Corp Omnibus Incentive Plan

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of September 30, 2018, there were 1,666,111 shares available for future grant under the 2017 Plan.

PUP Awards

The vesting of PUP award shares is based upon achievement of certain performance-based criteria. The performance period of the shares is three years.

During the nine months ended September 30, 2018, we granted PUP awards with a grant date fair value of $4.0 million of which $1.6 million are payable in shares. Liabilities related to PUP awards were $7.6 million as of September 30, 2018 and $11.0 million as of December 31, 2017. In March 2018, PUP awards granted in 2015 vested and we distributed cash payouts of $5.9 million. In March 2017, PUP awards granted in 2014 vested and we distributed cash payouts of $3.7 million.

Restricted Stock

As of September 30, 2018, the unamortized cost of outstanding restricted stock awards was $3.1 million, which we expect to recognize over a weighted-average period of approximately 1.2 years. We repurchased 21,767 shares for $1.2 million during the nine months ended September 30, 2018 and 26,916 shares for $1.3 million during the nine months ended September 30, 2017 related to tax withholding requirements on vested share-based awards.

Restricted Stock Units

Aggregate liabilities related to restricted stock units were $0.4 million as of September 30, 2018 and $0.5 million as of December 31, 2017. In February 2018, the 2015 restricted stock units vested and we distributed $0.2 million in cash payouts. In February 2017, portions of the 2012 and 2014 restricted stock units vested and we distributed $0.3 million in cash payouts.

Stock Options

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2017	63,773	$16.62
Exercised	(5,084)	$16.62
Options outstanding and exercisable at September 30, 2018	58,689	$16.62

Note 4. Acquisition of Business

Esja

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Through Esja, we are developing and will operate a new FlyOver Iceland attraction, which we expect to open in 2019. The purchase price was €8.2 million (approximately $9.5 million) in cash, and the shareholders agreement includes a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. The noncontrolling interest’s carrying value is determined by the fair value of the noncontrolling interest as of the acquisition date, the noncontrolling interest’s share of the subsequent net income or loss, and the accretion of the redemption value of the put option. As of the transaction date, the fair value of the noncontrolling interest was estimated to be $6.7 million. The fair value of the noncontrolling interest was finalized as of March 31, 2018. During the three months ended September 31, 2018, we made a purchase price allocation adjustment to goodwill of $0.1 million. Refer to Note 20 – Redeemable Noncontrolling Interest for additional information.

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

The Esja results of operations have been included in the condensed consolidated financial statements from the date of acquisition. Esja had operating losses, representing start-up costs, of $0.4 million during the three months ended September 30, 2018 and $0.8 million during the nine months ended September 30, 2018.

Note 5. Inventories

The components of inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Raw materials	$18,703	$17,550
Work in process (1)	—	—
Inventories	$18,703	$17,550

(1)

Upon the adoption of Topic 606, the deferred incremental costs of obtaining and fulfilling contracts that were previously reported in Inventories under “Work in process” are currently reported under “Current contract costs” and “Other investments and assets.” Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional information.

Note 6. Other Current Assets

Other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Income tax receivable	$6,809	$4,237
Prepaid vendor payments	6,225	5,048
Prepaid software maintenance	4,350	3,386
Prepaid insurance	3,708	2,610
Prepaid taxes	819	912
Prepaid rent	791	730
Prepaid other	2,858	2,172
Other	147	646
Other current assets	$25,707	$19,741

Note 7. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Land and land interests	$33,349	$32,544
Buildings and leasehold improvements	248,873	222,118
Equipment and other	377,703	351,676
Gross property and equipment	659,925	606,338
Accumulated depreciation	(327,920)	(300,767)
Property and equipment, net	$332,005	$305,571

Depreciation expense was $13.3 million for the three months ended September 30, 2018 and $35.9 million for the nine months ended September 30, 2018. Depreciation expense was $12.5 million for the three months ended September 30, 2017 and $32.9 million for nine months ended September 30, 2017.

Property and equipment acquired under capital leases increased $2.9 million during the nine months ended September 30, 2018 and $1.1 million during the nine months ended September 30, 2017. Property and equipment purchased through accounts payable and accrued liabilities increased $4.4 million during the nine months ended September 30, 2018 and $0.8 million for the nine months ended September 30, 2017.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Cash surrender value of life insurance	$23,142	$23,947
Self-insured liability receivable	10,442	10,442
Contract costs (1)	4,373	3,442
Workers’ compensation insurance security deposits	—	3,550
Other mutual funds	2,900	2,637
Other	3,670	4,169
Other investments and assets	$44,527	$48,187

(1)

Upon the adoption of Topic 606, the deferred incremental costs of obtaining and fulfilling contracts that were previously reported in Inventories under “Work in process” are currently reported under “Current contract costs” and “Other investments and assets.” Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional information.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	GES U.S.	GES International	Pursuit	Total
Balance at December 31, 2017	$148,277	$38,840	$83,434	$270,551
Foreign currency translation adjustments	—	(1,268)	(2,479)	(3,747)
Purchase price allocation adjustments	—	—	(73)	(73)
Balance at September 30, 2018	$148,277	$37,572	$80,882	$266,731

Other intangible assets consisted of the following:

		September 30, 2018			December 31, 2017
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	7.9	$68,386	$(29,747)	$38,639	$68,798	$(23,696)	$45,102
Operating contracts and licenses	25.7	9,703	(1,434)	8,269	9,951	(1,094)	8,857
Tradenames	6.4	8,620	(3,612)	5,008	8,633	(2,873)	5,760
Non-compete agreements	1.7	5,294	(3,868)	1,426	5,363	(3,007)	2,356
Other	8.1	1,691	(788)	903	896	(650)	246
Total amortized intangible assets		93,694	(39,449)	54,245	93,641	(31,320)	62,321
Indefinite-lived intangible assets:
Business licenses		460	—	460	460	—	460
Other intangible assets		$94,154	$(39,449)	$54,705	$94,101	$(31,320)	$62,781

Intangible asset amortization expense was $2.9 million for the three months ended September 30, 2018 and $8.4 million for the nine months ended September 30, 2018. Intangible asset amortization expense was $3.3 million for the three months ended September 30, 2017 and $9.6 million for the nine months ended September 30, 2017.

The estimated future amortization expense related to intangible assets subject to amortization held at September 30, 2018 is as follows:

(in thousands)
Year ending December 31,
Remainder of 2018	$2,611
2019	9,962
2020	8,467
2021	7,477
2022	5,942
Thereafter	19,786
Total	$54,245

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Continuing operations:
Self-insured liability	$6,219	$6,208
Commissions payable	5,536	3,235
Accrued sales and use taxes	4,931	2,431
Accrued employee benefit costs	4,043	2,915
Accrued income tax payable	3,130	7,518
Accrued dividends	2,084	2,094
Current portion of pension and postretirement liabilities	1,921	2,109
Deferred rent	1,714	1,679
Accommodation services deposits (1)	1,584	2,540
Accrued professional fees	844	1,020
Accrued restructuring	542	722
Accrued rebates (2)	—	—
Other taxes	2,149	2,750
Other	4,407	3,852
Total continuing operations	39,104	39,073
Discontinued operations:
Environmental remediation liabilities	633	648
Self-insured liability	309	337
Other	86	96
Total discontinued operations	1,028	1,081
Total other current liabilities	$40,132	$40,154

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

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Continuing operations:
Self-insured liability	$12,685	$12,918
Self-insured excess liability	10,442	10,442
Foreign deferred tax liability	8,538	8,267
Accrued compensation	6,999	9,740
Deferred rent	3,113	3,855
Accrued restructuring	1,535	1,827
Other	2,162	1,305
Total continuing operations	45,474	48,354
Discontinued operations:
Self-insured liability	2,419	2,557
Environmental remediation liabilities	1,698	1,728
Other	234	219
Total discontinued operations	4,351	4,504
Total other deferred items and liabilities	$49,825	$52,858

Note 12. Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations consisted of the following:

	September 30,	December 31,
(in thousands, except interest rates)	2018	2017
Revolving credit facility and term loan 3.8% weighted-average interest rate at September 30, 2018 and 3.1% at December 31, 2017, due through 2019 (1)	$188,704	$207,322
Brewster Inc. revolving credit facility 3.2% weighted-average interest rate at September 30, 2018 (1)	7,750	—
Less unamortized debt issuance costs	(583)	(984)
Total debt	195,871	206,338
Capital lease obligations 4.3% weighted-average interest rate at September 30, 2018 and 3.8% at December 31, 2017, due through 2021	4,303	2,854
Total debt and capital lease obligations	200,174	209,192
Current portion (2)	(155,756)	(152,599)
Long-term debt and capital lease obligations	$44,418	$56,593
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

Effective December 22, 2014, we entered into a $300 million Amended and Restated Credit Agreement (the “2014 Credit Agreement”). The 2014 Credit Agreement provides for a senior credit facility in the aggregate amount of $300 million, which consists of a $175 million revolving credit facility (the “2014 Credit Facility”) and a $125 million term loan (the “2014 Term Loan”). The 2014 Credit Agreement has a maturity date of December 22, 2019. Proceeds from the loans made under the 2014 Credit Agreement were used to refinance certain of our outstanding debt and for general corporate purposes in the ordinary course of business.

Effective February 24, 2016, we executed an amendment (“Amendment No. 1”) to the 2014 Credit Agreement. Amendment No. 1 modified the terms of the financial covenants and the negative covenants related to acquisitions, restricted payments, and indebtedness. The overall maximum leverage ratio and minimum fixed charge coverage ratio were amended to 3.50 to 1.00 and 1.75 to 1.00, respectively.

Effective October 24, 2018, we entered into a Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”) that amended and restated the 2014 Credit Agreement in its entirety. The 2018 Credit Agreement has a maturity date of October 24, 2023 and provides for a $450 million revolving credit facility (“2018 Credit Facility”). Proceeds from the 2018 Credit Facility will be used to refinance our outstanding debt under the 2014 Credit Agreement and will provide us with additional funds for our operations, growth initiatives, acquisitions, and other general corporate purposes in the ordinary course of business. The 2018 Credit Facility may be increased up to an additional $250 million under certain circumstances. It has a $20 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Our lenders under the 2018 Credit Facility have a first perfected security interest in all of our personal property including GES, GES Event Intelligence Services, Inc., CATC Alaska Tourism Corporation (“CATC”), ON Event Services, LLC (“ON Services”), our 54.5% interest in Esja, and 65% of the capital stock of our top-tier foreign subsidiaries (other than Esja). Financial covenants include an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not greater than 3.50 to 1.00, with a step-up of 4.00 to 1.00 for four quarters for a material acquisition of $50 million or more. Dividends are permitted up to $15 million in any calendar year. In addition, we can declare and pay dividends or repurchase our common stock up to $20 million per calendar year. Dividends and repurchases above those thresholds are permitted as long as our pro forma leverage ratio is less than or equal to 2.75 to 1.00. Unsecured debt is allowed provided we are in compliance with the leverage ratio. In addition, the unsecured debt must mature after the 2018 Credit Facility, cannot have scheduled principal payments while the 2018 Credit Facility is in place, and any debt covenants for unsecured debt cannot be more restrictive than the 2018 Credit Facility. Significant other covenants include limitations on investments, additional indebtedness, sales and dispositions of assets, and liens on property.

As of September 30, 2018, our fixed charge coverage ratio was 2.71 to 1.00, our leverage ratio was 1.61 to 1.00, and we were in compliance with all covenants under the 2014 Credit Agreement.

Effective December 28, 2016, Brewster Inc., part of Pursuit, entered into a credit agreement (the “Brewster Credit Agreement”) with a $38 million revolving credit facility (the “Brewster Revolver”). The Brewster Credit Agreement was used in connection with the FlyOver Canada acquisition in December 2016. Effective December 6, 2017, we amended the Brewster Revolver to reduce the amount to $20 million and extend the maturity date to December 28, 2018. Effective May 18, 2018, we executed a second amendment to the Brewster Revolver to increase the amount to $30 million. The additional loan capacity will be used for potential future acquisitions in Canada and other general corporate purposes. The lender under the Brewster Revolver has a first perfected security interest in all of Brewster Inc.’s personal property and a guaranty from Brewster Inc.’s immediate parent, Brewster Travel Canada Inc. (secured by its present and future personal property), Viad, and all of its current or future subsidiaries that are required to be guarantors under Viad’s 2014 Credit Agreement and 2018 Credit Agreement. The fees on the unused portion of the Brewster Revolver are currently 0.25% annually.

As of September 30, 2018, our total debt and capital lease obligations were $200.2 million, consisting of outstanding borrowings under the 2014 Term Loan of $65.6 million, the 2014 Credit Facility of $123.1 million, the Brewster Revolver of $7.8 million, and capital lease obligations of $4.3 million, offset in part by unamortized debt issuance costs of $0.6 million. As of September 30, 2018, capacity remaining under the 2014 Credit Facility was $48.3 million, reflecting borrowings of $123.1 million and $3.6 million in outstanding letters of credit. As of September 30, 2018, Brewster Inc. had $22.2 million of capacity remaining under the Brewster Revolver.

Borrowings under the 2014 Credit Facility and the 2018 Credit Facility (of which GES, GES Event Intelligence Services, Inc., CATC, and ON Services are guarantors) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to our leverage ratio. Commitment fees and letters of credit fees are also tied to our leverage ratio. The fees on the unused portion of the 2014 Credit Facility were 0.35% annually as of September 30, 2018.

The estimated fair value of total debt was $195.3 million as of September 30, 2018 and $203.2 million as of December 31, 2017. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.

Cash paid for interest on debt was $6.2 million for the nine months ended September 30, 2018 and $5.5 million for the nine months ended September 30, 2017.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$120	$120	$—	$—
Other mutual funds(2)	2,900	2,900	—	—
Total assets at fair value on a recurring basis	$3,020	$3,020	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$119	$119	$—	$—
Other mutual funds(2)	2,637	2,637	—	—
Total assets at fair value on a recurring basis	$2,756	$2,756	$—	$—
(1)

Money market funds are included in “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets. These investments are classified as available-for-sale and are recorded at fair value. There have been no realized gains or losses related to these investments and we have not experienced any redemption restrictions with respect to any of the money market mutual funds.

(2)

Other mutual funds are included in “Other investments and assets” in the Condensed Consolidated Balance Sheets. Upon the adoption of ASU 2016-01, unrealized gains on equity securities that were previously classified as available-for-sale are recognized in net income rather than “Accumulated other comprehensive income (loss)” (“AOCI”). We adopted this guidance prospectively on January 1, 2018 and recognized a cumulative-effect adjustment of $0.6 million to beginning retained earnings, which represents unrealized gains of $1.0 million ($0.6 million after tax) as of December 31, 2017 that were included in AOCI in the Condensed Consolidated Balance Sheets. Refer to Note 14 – Stockholders’ Equity for additional information.

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 12 – Debt and Capital Lease Obligations for the estimated fair value of debt obligations.

Note 14. Stockholders’ Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the non-redeemable noncontrolling interest for the nine months ended September 30, 2018 and 2017:

(in thousands)	Total Viad Stockholders’ Equity	Non-redeemable Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2017	$429,131	$13,806	$442,937
Net income	51,492	890	52,382
Dividends on common stock ($0.30 per share)	(6,128)	—	(6,128)
Common stock purchased for treasury	(10,240)	—	(10,240)
Employee benefit plans	6,046	—	6,046
Unrealized foreign currency translation adjustment, net of tax	(7,864)	—	(7,864)
Other changes to AOCI, net of tax	(715)	—	(715)
Adoption of ASU 2018-02 (1)	1,680	—	1,680
Other, net	(34)	—	(34)
Balance at September 30, 2018	$463,368	$14,696	$478,064

(1)	Upon the adoption of ASU 2018-02, we recorded a cumulative-effect adjustment from AOCI to beginning retained earnings.

(in thousands)	Total Viad Stockholders’ Equity	Non-redeemable Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	$357,355	$13,283	$370,638
Net income	79,381	747	80,128
Dividends on common stock ($0.30 per share)	(6,119)	—	(6,119)
Common stock purchased for treasury	(1,272)	—	(1,272)
Employee benefit plans	5,916	—	5,916
Unrealized foreign currency translation adjustment, net of tax	18,820	—	18,820
Other changes to AOCI, net of tax	327	—	327
Other, net	56	—	56
Balance at September 30, 2017	$454,464	$14,030	$468,494

Changes in AOCI by component are as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$616	$(12,026)	$(11,158)	$(22,568)
Adoption of ASU 2016-01 (1)	(616)	—	—	(616)
Other comprehensive income before reclassifications	—	(7,864)	—	(7,864)
Amounts reclassified from AOCI, net of tax	—	—	(715)	(715)
Net other comprehensive income (loss)	(616)	(7,864)	(715)	(9,195)
Balance at September 30, 2018	$—	$(19,890)	$(11,873)	$(31,763)

(2)	Upon the adoption of ASU 2016-01, we recorded a cumulative-effect adjustment from unrealized gains on investments to beginning retained earnings.

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during the nine months ended September 30, 2018 and 2017. These costs are recorded as components of net periodic cost for each period presented. Refer to Note 17 – Pension and Postretirement Benefits for additional information.

Amounts reclassified that relate to unrealized gains on equity securities classified as available-for-sale include $1.0 million ($0.6 million after tax) as of December 31, 2017. Upon the adoption of ASU 2016-01, unrealized gains on equity securities are recognized in net income. Refer to Note 13 – Fair Value Measurements for additional information.

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Redeemable noncontrolling interest is considered temporary equity and is reported between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets. Refer to Note 20 – Redeemable Noncontrolling Interest for additional information.

Note 15. Income Per Share

The components of basic and diluted income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income attributable to Viad (diluted)	$37,389	$44,657	$51,492	$79,381
Less: Allocation to non-vested shares	(338)	(539)	(493)	(993)
Adjustment to the redemption value of redeemable noncontrolling interest	(84)	—	(174)	—
Net income allocated to Viad common stockholders (basic)	$36,967	$44,118	$50,825	$78,388
Basic weighted-average outstanding common shares	20,145	20,166	20,187	20,130
Additional dilutive shares related to share-based compensation	242	270	240	252
Diluted weighted-average outstanding shares	20,387	20,436	20,427	20,382
Income per share:
Basic income attributable to Viad common stockholders	$1.84	$2.19	$2.52	$3.89
Diluted income attributable to Viad common stockholders(1)	$1.83	$2.19	$2.51	$3.89

(1)	Diluted income (loss) per share amount cannot exceed basic income (loss) per share.

Note 16. Income Taxes

The effective tax rate was 21.8% for the three months ended September 30, 2018 and 30.4% for the three months ended September 30, 2017. The effective tax rate was 22.8% for the nine months ended September 30, 2018 and 29.0% for the nine months ended September 30, 2017.

The income tax provision was computed based on our estimated effective tax rate and forecasted income by jurisdiction expected for the full year, including the impact of any unusual, infrequent, or nonrecurring items. The effective tax rate for the nine months ended September 30, 2018 was more than the federal statutory rate of 21% primarily due to foreign income taxed at higher rates and certain non-deductible business expenses, offset in part by $3.1 million tax benefits recognized in the quarter for the updated estimate of our provision for the impact of the Tax Act. The effective tax rate for the nine months ended September 30, 2017 was less than the federal statutory rate of 35% primarily due to foreign income taxes at lower rates, the excess tax benefit on share-based compensation, and the release of a valuation allowance. During the three months ended September 30, 2018, we recorded a tax benefit of $3.1 million to the provisional estimate included in the financial statements as of December 31, 2017 for the impact of the Tax Act. The $3.1 million is comprised of $2.6 million reduction of our estimated taxes for the deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits and $0.5 million for the corporate tax rate reduction attributable to the return to provision adjustment for deferred taxes. We expect to finalize our analysis of the impact of the Tax Act and record any adjustments within the one-year period provided under SEC Staff Accounting Bulletin 118.

Cash paid for income taxes was $20.2 million for the nine months ended September 30, 2018 and $10.9 million for the nine months ended September 30, 2017.

Note 17. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended September 30, 2018 and 2017 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2018	2017	2018	2017	2018	2017
Service cost	$13	$8	$4	$22	$138	$138
Interest cost	198	197	129	92	91	120
Expected return on plan assets	(65)	(55)	—	—	(126)	(156)
Amortization of prior service credit	—	—	(51)	(107)	—	—
Recognized net actuarial loss	124	106	187	3	38	48
Net periodic benefit cost	$270	$256	$269	$10	$141	$150

The components of net periodic benefit cost of our pension and postretirement benefit plans for the nine months ended September 30, 2018 and 2017 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2018	2017	2018	2017	2018	2017
Service cost	$48	$56	$60	$69	$418	$396
Interest cost	585	604	337	311	273	348
Expected return on plan assets	(145)	(162)	—	—	(382)	(450)
Amortization of prior service credit	—	—	(154)	(323)	—	—
Recognized net actuarial loss	370	336	304	123	120	137
Net periodic benefit cost	$858	$834	$547	$180	$429	$431

We expect to contribute $1.1 million to our funded pension plans, $1.0 million to our unfunded pension plans, and $1.1 million to our postretirement benefit plans in 2018. During the nine months ended September 30, 2018, we contributed $0.9 million to our funded pension plans, $0.5 million to our unfunded pension plans, and $0.8 million to our postretirement benefit plans.

Note 18. Restructuring Charges

GES

As part of our efforts to drive efficiencies and simplify our business operations, we have taken certain restructuring actions designed to reduce our cost structure primarily within GES. These actions include combining separate business units within GES U.S. and consolidating facilities and operations in the U.S., Canada, and the United Kingdom. As a result, we recorded restructuring charges primarily consisting of severance and related benefits as a result of workforce reductions and charges related to the consolidation and downsizing of facilities representing the remaining operating lease obligations (net of estimated sublease income) and related costs.

Other Restructurings

We recorded restructuring charges in connection with certain reorganization activities within Pursuit. These charges primarily consist of severance and related benefits due to headcount reductions.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2017	$1,551	$807	$191	$2,549
Restructuring charges	869	—	130	999
Cash payments	(1,052)	(97)	(181)	(1,330)
Adjustment to liability	438	(451)	(128)	(141)
Balance at September 30, 2018	$1,806	$259	$12	$2,077

As of September 30, 2018, we expect to pay the liabilities related to severance and employee benefits by the end of 2020. Additionally, for GES the liability related to future lease payments will be paid over the remaining lease terms. Refer to Note 21 – Segment Information, for information regarding restructuring charges by segment.

Note 19. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of September 30, 2018 with respect to these matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of September 30, 2018, we had recorded environmental remediation liabilities of $2.3 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of September 30, 2018, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of September 30, 2018 would be $17.3 million. These guarantees relate to our leased facilities through October 2027. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby we could recover payments.

A significant number of our employees are unionized and we are a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If we are unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact our business and results of operations. We believe that relations with our employees are satisfactory and that collective-bargaining agreements expiring in 2018 will be renegotiated in the ordinary course of business without having a material adverse effect on our operations. We entered into showsite and warehouse agreements with the Chicago Teamsters Local 727, effective January 1, 2014, and those agreements are scheduled to expire on December 31, 2018. We are in informal discussions with all relevant parties to renew those agreements in a manner that will be reasonable and equitable to employees, customers, and shareholders. Although our labor relations are currently stable, disruptions pending the outcome of the Chicago Teamsters Local 727 negotiations could occur, as they could with any collective-bargaining agreement negotiation, with the possibility of an adverse impact on the operating results of GES.

Our business contributes to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering our union-represented employees. Based upon the information available from plan administrators, we believe that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by us, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require us to make payments to such plan for our proportionate share of the plan’s unfunded vested liabilities. As of September 30, 2018, the amount of additional funding, if any, that we would be required to make related to multi-employer pension plans is not ascertainable.

We are self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $18.9 million as of September 30, 2018 which includes $13.7 million related to workers’ compensation liabilities, and $5.2 million related to general/auto liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $2.7 million as of September 30, 2018. The estimated employee health benefit claims incurred but not yet reported was $1.7 million as of September 30, 2018. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.4 million for the three months ended September 30, 2018 and $1.3 million for the three months ended September 30, 2017 and $4.1 million for the nine months ended September 30, 2018 and $3.8 million for the nine months ended September 30, 2017.

In addition, as of September 30, 2018, we have recorded insurance liabilities of $10.4 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.9 million related to workers’ compensation liabilities and $3.5 million related to general/auto liability claims which are recorded in other deferred items and liabilities in the Condensed Consolidated Balance Sheets with a corresponding receivable in other investments.

Note 20. Redeemable Noncontrolling Interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Through Esja, we are developing and will operate a new FlyOver Iceland attraction.

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

Changes in the redeemable noncontrolling interest is as follows:

(in thousands)
Balance at December 31, 2017	$6,648
Net loss attributable to redeemable noncontrolling interest	(289)
Adjustment to the redemption value	174
Foreign currency translation adjustment	(405)
Balance at September 30, 2018	$6,128

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

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Revenue:
GES:
U.S.	$191,699	$184,761	$636,806	$684,003
International	56,890	54,040	204,505	203,222
Intersegment eliminations	(2,479)	(6,682)	(12,173)	(17,126)
Total GES	246,110	232,119	829,138	870,099
Pursuit	112,053	106,980	170,130	159,581
Total revenue	$358,163	$339,099	$999,268	$1,029,680
Segment operating income (loss):
GES:
U.S.	$2,287	$(2,664)	$21,569	$40,002
International	(1,127)	(2,858)	9,176	8,524
Total GES	1,160	(5,522)	30,745	48,526
Pursuit	55,408	53,860	53,770	53,523
Segment operating income	56,568	48,338	84,515	102,049
Corporate eliminations (1)	18	18	51	50
Corporate activities	(3,777)	(4,425)	(8,529)	(9,886)
Operating income	52,809	43,931	76,037	92,213
Interest income	101	74	238	174
Interest expense	(2,608)	(2,117)	(7,031)	(6,281)
Other expense (2)	(527)	(248)	(1,308)	(922)
Restructuring recoveries (charges):
GES U.S.	(162)	435	(402)	364
GES International	(13)	(689)	(467)	(1,043)
Pursuit	—	—	(140)	—
Corporate	—	(1)	10	(138)
Impairment recoveries:
Pursuit	—	24,467	35	29,098
Income from continuing operations before income taxes	$49,600	$65,852	$66,972	$113,465
(1)

Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

(2)

We adopted ASU 2017-07 on January 1, 2018, which requires retrospective adoption. As a result, we recorded the nonservice cost component of net periodic benefit cost within other expense for the three and nine months ended September 30, 2018, and we reclassified $0.2 million from operating expenses to other expense for the three months ended September 30, 2017 and $0.9 million for the nine months ended September 30, 2017 to conform with current period presentation. Refer to Note 1 – Overview and Basis of Presentation for additional details on the impact of this adoption on our Condensed Consolidated Statements of Operations.

Note 22. Common Stock Repurchases

We previously announced our Board of Directors’ authorization to repurchase shares of our common stock from time to time at prevailing market prices. During the nine months ended September 30, 2018, we repurchased 175,091 shares on the open market for $9.1 million. As of September 30, 2018, 265,449 shares remain available for repurchase. We repurchased 21,767 shares for $1.2 million during the nine months ended September 30, 2018 and 26,916 shares for $1.3 million during the nine months ended September 30, 2017 related to tax withholding requirements on vested share based awards.

Note 23. Subsequent Event

Effective October 24, 2018, we entered into the 2018 Credit Agreement, which provides for the $450 million 2018 Credit Facility. The  following terms are included in the 2018 Credit Facility:

•	May be increased up to an additional $250 million under certain circumstances;
•	Maintain an interest coverage ratio of not less than 3.00 to 1.00;
•	Maintain a leverage ratio of not greater than 3.50 to 1.00, with a step-up of 4.00 to 1.00 for four quarters for a material acquisition of $50 million or more;
•

Dividends are permitted up to $15 million in any calendar year. In addition, we can declare and pay dividends or repurchase our common stock up to $20 million per calendar year. Dividends and repurchases above those thresholds are permitted as long as our pro forma leverage ratio is less than or equal to 2.75 to 1.00; and

•

Unlimited unsecured debt provided we are in compliance with the leverage ratio. The unsecured debt must mature outside the credit facility, cannot have scheduled principal payments while the 2018 Credit Facility is in place, and debt covenants cannot be more restrictive than the 2018 Credit Facility.

Refer to Note 12 – Debt and Capital Lease Obligations for additional information.

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

Seasonality

Pursuit experiences peak activity during the summer months. During 2017, 87% of Pursuit’s revenue was earned in the second and third quarters.

Results of Operations

Financial Highlights

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except per share data)	2018	2017	Percentage Change	2018	2017	Percentage Change
Revenue	$358,163	$339,099	5.6%	$999,268	$1,029,680	(3.0)%
Net income attributable to Viad	$37,389	$44,657	(16.3)%	$51,492	$79,381	(35.1)%
Segment operating income (1)	$56,568	$48,338	17.0%	$84,515	$102,049	(17.2)%
Diluted income per common share from continuing operations attributable to Viad common stockholders	$1.84	$2.19	(16.0)%	$2.49	$3.91	(36.3)%

Three months ended September 30, 2018 compared with the three months ended September 30, 2017

•

Total revenue increased $19.1 million or 5.6%, primarily due to positive show rotation of approximately $28 million at GES and underlying growth at Pursuit, offset in part by nonrecurring business produced in the 2017 third quarter and an unfavorable foreign exchange impact of $3.4 million.

•

Net income attributable to Viad decreased $7.3 million, primarily due to impairment recoveries of $17.8 million, after-tax, received during the 2017 third quarter related to the Mount Royal Hotel fire at Pursuit, offset in part by a reduction in performance-based incentives.

•	Total segment operating income(1) increased $8.2 million primarily due to the increase in revenue as well as a reduction in performance-based incentives.

Nine months ended September 30, 2018 compared with the nine months ended September 30, 2017

•

Total revenue decreased $30.4 million or 3.0%, primarily due to negative show rotation of approximately $43 million at GES, offset in part by a favorable foreign exchange impact of $8.3 million and continued underlying growth at Pursuit.

•

Net income attributable to Viad decreased $27.9 million, primarily due to impairment recoveries of $21.2 million, after-tax, and favorable tax matters of $1.2 million, each of which was recorded in 2017, as well as lower segment operating income at GES.

•	Total segment operating income(1) decreased $17.5 million, primarily due to the decrease in revenue at GES, offset in part by a reduction in performance-based incentives.

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

The following tables summarize the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating income (loss) from our significant international operations for the three and nine months ended September 30, 2018 and 2017:

Three months ended September 30, 2018 compared with the three months ended September 30, 2017

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2018	2017	(in thousands)	2018	2017	(in thousands)
GES:
Canada (CAD)	$0.77	$0.80	$(452)	$0.77	$0.80	$7
United Kingdom (GBP)	$1.31	$1.32	(125)	$1.30	$1.31	(39)
Europe (EUR)	$1.17	$1.19	(99)	$1.16	$1.18	(21)
			(676)			(53)
Pursuit:
Canada (CAD)	$0.77	$0.80	(2,692)	$0.76	$0.80	(1,492)
			$(3,368)			$(1,545)

Nine months ended September 30, 2018 compared with the nine months ended September 30, 2017

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2018	2017	(in thousands)	2018	2017	(in thousands)
GES:
Canada (CAD)	$0.78	$0.76	$1,047	$0.77	$0.76	$154
United Kingdom (GBP)	$1.35	$1.28	6,931	$1.33	$1.28	(3)
Europe (EUR)	$1.19	$1.11	1,627	$1.19	$1.12	138
			9,605			289
Pursuit:
Canada (CAD)	$0.77	$0.78	(1,319)	$0.77	$0.78	(1,535)
			$8,286			$(1,246)

Revenue and segment operating income for the three and nine months ended September 30, 2018 were primarily impacted by variances of the British pound, the Canadian dollar, and the Euro relative to the U.S. dollar. Future changes in exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating income are translated into U.S. dollars.

Analysis of Revenue and Operating Results by Reportable Segment

GES

The following tables present a comparison of GES’ reported revenue and segment operating income to organic revenue(1) and organic segment operating income(1) for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended				Three Months Ended
	September 30, 2018				September 30, 2017			Change
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
GES:
U.S.	$191,699	$—	$—	$191,699	$184,761	$—	$184,761	3.8%	3.8%
International	56,890	—	(676)	57,566	54,040	—	54,040	5.3%	6.5%
Intersegment eliminations	(2,479)	—	—	(2,479)	(6,682)	—	(6,682)	62.9%	62.9%
Total GES	$246,110	$—	$(676)	$246,786	$232,119	$—	$232,119	6.0%	6.3%
Segment operating income (loss) (2):
GES:
U.S.	$2,287	$—	$—	$2,287	$(2,664)	$—	$(2,664)	**	**
International	(1,127)	—	(53)	(1,074)	(2,858)	—	(2,858)	60.6%	62.4%
Total GES	$1,160	$—	$(53)	$1,213	$(5,522)	$—	$(5,522)	**	**

	Nine Months Ended				Nine Months Ended
	September 30, 2018				September 30, 2017			Change
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
GES:
U.S.	$636,806	$—	$—	$636,806	$684,003	$—	$684,003	(6.9)%	(6.9)%
International	204,505	—	9,605	194,900	203,222	—	203,222	0.6%	(4.1)%
Intersegment eliminations	(12,173)	—	—	(12,173)	(17,126)	—	(17,126)	28.9%	28.9%
Total GES	$829,138	$—	$9,605	$819,533	$870,099	$—	$870,099	(4.7)%	(5.8)%
Segment operating income (2):
GES:
U.S.	$21,569	$—	$—	$21,569	$40,002	$—	$40,002	(46.1)%	(46.1)%
International	9,176	—	289	8,887	8,524	—	8,524	7.6%	4.3%
Total GES	$30,745	$—	$289	$30,456	$48,526	$—	$48,526	(36.6)%	(37.2)%

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

Three months ended September 30, 2018 compared with the three months ended September 30, 2017

GES U.S.

GES U.S. revenue increased $6.9 million or 3.8%, primarily due to positive show rotation of approximately $19 million and U.S. base same-show revenue growth of 5.3%, offset in part by nonrecurring business produced in the 2017 third quarter. Base same-show revenue represented 29.1% of GES U.S. revenue.

GES U.S. operating income increased $5.0 million primarily due to a reduction in performance-based incentives and the increase in revenue.

GES International

GES International revenue increased $2.9 million or 5.3%, primarily due to positive show rotation of approximately $9 million, offset in part by nonrecurring business produced in the 2017 third quarter and an unfavorable FX Impact of $0.7 million. Organic revenue* increased $3.5 million or 6.5%.

GES International operating loss improved $1.7 million or 60.6% to a loss of $1.1 million, primarily due to a reduction in performance-based incentives and the increase in revenue. Organic operating loss* improved $1.8 million or 62.4% to a loss of $1.1 million.

Nine months ended September 30, 2018 compared with the nine months ended September 30, 2017

GES U.S.

GES U.S. revenue decreased $47.2 million or 6.9%, primarily due to negative show rotation of approximately $38 million and certain nonrecurring business produced in 2017, offset in part by U.S. base same-show revenue growth of 3.3%. Base same-show revenue represented 35.1% of GES U.S. revenue.

GES U.S. operating income decreased $18.4 million or 46.1%, primarily due to lower revenue, an increase in wages, and selective investments in additional resources to capitalize on continued growth opportunities, offset in part by a reduction in performance-based incentives.

GES International

GES International revenue increased $1.3 million or 0.6%, primarily due to a favorable FX Impact of $9.6 million, offset in part by negative show rotation of approximately $5 million and certain nonrecurring business produced in 2017. Organic revenue* decreased $8.3 million or 4.1%.

GES International operating income increased $0.7 million or 7.6%, primarily due to a reduction in performance-based incentives. Organic operating income* increased $0.4 million or 4.3%.

* Refer to footnote (1) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating income.

2018 Outlook

Although GES has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth; however, we have experienced declines in certain retail-sector events and auto shows.

For the 2018 full year, we expect GES’ revenue will be down low-single digits compared to 2017. Show rotation is expected to have a net negative impact on full year revenue of $35 million to $40 million compared to 2017. We expect GES U.S. base same-show revenue to increase at a low single digit rate. We anticipate a favorable FX Impact of approximately $8.5 million on GES’ 2018 full year revenue and no impact to GES’ operating income. The expected FX Impact assumes that the U.S. dollar to the British pound exchange rate will be $1.30 and the U.S. dollar to the Canadian dollar exchange rate will be $0.77 during the remainder of 2018. For more information about segment operating income, see the “Non-GAAP Measures” section of this MD&A.

We are executing a strategic growth plan to position GES as the preferred global, full-service provider for Live Events, with further reach to corporate events, consumer events, conferences, and exhibitions. To support this strategy, since 2014, we have acquired two leading audio-visual production businesses and four leading event technology businesses that complement, enhance, and expand our current business and offer higher-margin growth opportunities. We continue to pursue additional opportunities to acquire businesses with proven products and services to create the most comprehensive suite of services for the Live Events industry. We are making selective investments in additional resources to capitalize on continued growth opportunities in the under-penetrated category of corporate events and in cross-selling new services.

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

Pursuit

The following tables present a comparison of Pursuit’s reported revenue and segment operating income (loss) to organic revenue(3) and organic segment operating income (loss)(3) for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended				Three Months Ended
	September 30, 2018				September 30, 2017			Change
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue (1):
Pursuit:
Attractions	$60,650	$—	$(2,121)	$62,771	$59,059	$—	$59,059	2.7%	6.3%
Hospitality	43,178	—	(361)	43,539	39,577	—	39,577	9.1%	10.0%
Transportation	6,093	—	(207)	6,300	6,252	—	6,252	(2.5)%	0.8%
Travel Planning	2,676	—	(26)	2,702	2,874	—	2,874	(6.9)%	(6.0)%
Intra-Segment Eliminations & Other	(544)	—	23	(567)	(782)	—	(782)	30.4%	27.5%
Total Pursuit	$112,053	$—	$(2,692)	$114,745	$106,980	$—	$106,980	4.7%	7.3%

Segment operating income(4):
Total Pursuit	$55,408	$(351)	$(1,492)	$57,251	$53,860	$—	$53,860	2.9%	6.3%

	Nine Months Ended				Nine Months Ended
	September 30, 2018				September 30, 2017			Change
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue (1):
Pursuit:
Attractions	$93,796	$—	$(1,182)	$94,978	$88,910	$—	$88,910	5.5%	6.8%
Hospitality	61,324	—	(162)	61,486	55,279	—	55,279	10.9%	11.2%
Transportation	12,351	—	23	12,328	11,906	—	11,906	3.7%	3.5%
Travel Planning	3,905	—	2	3,903	4,334	—	4,334	(9.9)%	(9.9)%
Intra-Segment Eliminations & Other	(1,246)	—	—	(1,246)	(848)	—	(848)	(46.9)%	(46.9)%
Total Pursuit	$170,130	$—	$(1,319)	$171,449	$159,581	$—	$159,581	6.6%	7.4%

Segment operating income(4):
Total Pursuit	$53,770	$(788)	$(1,535)	$56,093	$53,523	$—	$53,523	0.5%	4.8%

(1)

Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.

(2)	Acquisitions for the three and nine months ended September 30, 2018 include FlyOver Iceland (acquired November 2017).
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

Three months ended September 30, 2018 compared with the three months ended September 30, 2017

Pursuit revenue increased $5.1 million or 4.7%, primarily driven by revenue management and refresh efforts across Pursuit’s attractions and hospitality properties and the re-opening of the Mount Royal Hotel, offset in part by an unfavorable FX Impact of $2.7 million. Organic revenue* increased $7.8 million or 7.3%.

Pursuit operating income increased $1.5 million or 2.9%, primarily due to the increase in revenue, offset in part by an unfavorable FX impact of $1.5 million. Organic operating income* increased $3.4 million or 6.3%.

Nine months ended September 30, 2018 compared with the nine months ended September 30, 2017

Pursuit revenue increased $10.5 million or 6.6%, primarily driven by revenue management and refresh efforts across Pursuit’s attractions and hospitality properties and the re-opening of the Mount Royal Hotel, offset in part by an unfavorable FX Impact of $1.3 million. Organic revenue* increased $11.9 million or 7.4%.

Pursuit operating income increased $0.2 million primarily due to the increase in revenue, offset in part by an unfavorable FX impact of $1.5 million and additional costs to support continued growth of the business. Organic operating income* increased $2.6 million or 4.8%.

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

The following table provides Pursuit’s same-store key performance indicators for the three and nine months ended September 30, 2018 and 2017. The same-store metrics indicate the performance of all Pursuit’s properties and attractions that we owned and operated at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. We believe this same-store constant currency basis provides better comparability between reporting periods.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Same-Store Key Performance Indicators (1)
Attractions:
Passengers	1,333,204	1,361,934	(2.1)%	2,163,596	2,186,673	(1.1)%
Revenue per passenger	$45	$42	7.1%	$43	$40	7.5%
Hospitality:
Room nights available	107,696	108,015	(0.3)%	201,687	201,994	(0.2)%
RevPAR	$203	$198	2.5%	$156	$151	3.3%
ADR	$232	$225	3.1%	$208	$201	3.5%
Occupancy	87.4%	87.9%	(0.5)%	75.3%	74.9%	0.4%
(1)	Same-Store Key Performance Indicators exclude the Mount Royal Hotel hospitality property, which was closed from December 2016 through June 2018 due to fire damage.

Attractions. The decrease in same-store passengers for the three and nine months ended September 30, 2018 was primarily due to forest fires that affected tourism in Banff and Jasper National Parks. Poor air quality and visibility due to smoke resulted in lower year-on-year passenger volumes at our attractions. The increase in revenue per passenger for the three and nine months ended September 30, 2018 was primarily driven by our revenue management efforts.

Hospitality. The increase in RevPAR during the three and nine months ended September 30, 2018 was primarily due to stronger ADR, offset in part by lower occupancy during the 2018 third quarter driven by forest fires that reduced occupancy at certain hospitality properties near Glacier National Park. The increase in ADR was primarily driven by our revenue management and refresh efforts.

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

2018 Outlook

For the 2018 full year, we expect Pursuit’s revenue to increase at mid- to high-single digit rate. We expect Pursuit’s full year revenue to be favorably impacted by approximately $4.5 million from the re-opening of the Mount Royal Hotel in July 2018, as well as continued focus on revenue management and refresh efforts across our attractions and hospitality portfolio. We expect to incur start-up costs related to the development of our FlyOver Iceland attraction, which is expected to open in 2019, of approximately $1 million during 2018 ($0.8 million of which was incurred during the first nine months of 2018). We anticipate an unfavorable FX Impact of approximately $1.5 million on Pursuit’s 2018 revenue and operating income.

Business Interruption Gain

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2018	2017	Percentage Change 2018 vs. 2017	2018	2017	Percentage Change 2018 vs. 2017
Business interruption gain	$(35)	$(1,091)	96.8%	$(602)	$(2,231)	73.0%
Business interruption gains are related to the recovery of lost profits from the Mount Royal Hotel, which was damaged by a fire and closed from December 2016 through June 2018.

Corporate Activities

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2018	2017	Percentage Change 2018 vs. 2017	2018	2017	Percentage Change 2018 vs. 2017
Corporate activities	$3,777	$4,425	(14.6)%	$8,529	$9,886	(13.7)%

The decrease in corporate activities during the three and nine months ended September 30, 2018 was primarily due to a decrease in performance-based compensation expense.

Other Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2018	2017	Percentage Change 2018 vs. 2017	2018	2017	Percentage Change 2018 vs. 2017
Other expense	$527	$248	**	$1,308	$922	41.9%

** Change is greater than +/- 100%

On January 1, 2018, we adopted ASU 2017-07, which requires retrospective adoption. As a result, we recorded the nonservice cost component of net periodic benefit cost within other expense for the three and nine months ended September 30, 2018, and we reclassified $0.2 million for the three months ended September 30, 2017 and $0.9 million for the nine months ended September 30, 2017 from operating expenses to other expense to conform to current period presentation. Refer to Note 17 – Pension and Postretirement Benefits.

Impairment Recoveries

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2018	2017	Percentage Change 2018 vs. 2017	2018	2017	Percentage Change 2018 vs. 2017
Impairment recoveries	$—	$(24,467)	(100.0)%	$(35)	$(29,098)	99.9%

The impairment recoveries recorded during the three and nine months ended September 30, 2017 were related to insurance proceeds received as a partial settlement for fire damage to the Mount Royal Hotel.

Income Taxes

The effective tax rate was 21.8% for the three months ended September 30, 2018 and 30.4% for the three months ended September 30, 2017. The effective tax rate was 22.8% for the nine months ended September 30, 2018 and 29.0% for the nine months ended September 30, 2017. The decrease in the effective rate for 2018 was primarily due to a $3.1 million benefit related to reductions in our estimated repatriation tax and the re-measurement of our deferred tax assets, as well as the lower federal tax rate due to Tax Reform, partially offset by increased non-deductible expenses, a higher effective state tax rate, and our mix of domestic versus foreign income, which is taxed at higher rates.

Discontinued Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2018	2017	Percentage Change 2018 vs. 2017	2018	2017	Percentage Change 2018 vs. 2017
Income (loss) from discontinued operations	$(246)	$(101)	**	$403	$(408)	**

** Change is greater than +/- 100%

The loss from discontinued operations for the three months ended September 30, 2018 and 2017 was primarily related to legal expenses associated with previously sold operations. The income from discontinued operations for the nine months ended September 30, 2018 was primarily related to a favorable legal settlement related to previously sold operations. The loss from discontinued

operations for the nine months ended September 30, 2017 was primarily related to legal expenses associated with previously sold operations, offset in part by a reduction in an uncertain tax position due to the lapse of statute.

Liquidity and Capital Resources

Cash and cash equivalents were $55.5 million as of September 30, 2018, as compared to $53.7 million as of December 31, 2017. During the nine months ended September 30, 2018, we generated net cash from operating activities of $101.6 million. We believe that our existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of September 30, 2018, approximately $46.0 million of our cash and cash equivalents was held outside of the United States, consisting of $23.7 million in Canada, $9.1 million in the Netherlands, $4.7 in the United Arab Emirates, $4.4 million in the United Kingdom, and $1.7 million in certain other countries. In addition, there is $2.4 million in Iceland related to our investment in Esja, which will be used to develop the FlyOver Iceland attraction.

Cash Flows

Operating Activities

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
Net income	$52,093	$80,128
Depreciation and amortization	44,364	42,499
Deferred income taxes	3,182	318
(Income) loss from discontinued operations	(403)	408
Impairment recoveries	(35)	(29,098)
Other non-cash items	9,473	14,369
Changes in assets and liabilities	(7,064)	6,019
Net cash provided by operating activities	$101,610	$114,643

Net cash provided by operating activities decreased $13.0 million, primarily due to an unfavorable change in working capital.

Investing Activities

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
Capital expenditures	$(69,596)	$(39,493)
Proceeds from insurance	—	31,570
Cash paid for acquired businesses, net	—	(1,661)
Proceeds from dispositions of property and other assets	1,320	734
Net cash used in investing activities	$(68,276)	$(8,850)

Net cash used in investing activities increased $59.4 million primarily due to an increase in capital expenditures in 2018. In addition, we received $31.6 million of Mount Royal Hotel fire-related insurance proceeds in 2017.

Financing Activities

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
Proceeds from borrowings	$101,336	$60,574
Payments on debt and capital lease obligations	(113,429)	(128,808)
Dividends paid on common stock	(6,128)	(6,119)
Debt issuance costs	—	(5)
Common stock purchased for treasury	(10,240)	(1,272)
Proceeds from exercise of stock options	84	—
Net cash used in financing activities	$(28,377)	$(75,630)

Net cash used in financing activities decreased $47.3 million primarily due to net debt payments of $12.1 million during the nine months ended September 30, 2018 compared to $68.2 million during the nine months ended September 30, 2017, offset in part by the repurchase of treasury shares of $10.2 million in 2018 compared to $1.3 million in 2017.

Debt and Capital Lease Obligations

Refer to Note 12 – Debt and Capital Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion, which discussion is incorporated by reference herein.

Share Repurchases

Our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. During the nine months ended September 30, 2018, we repurchased 175,091 shares on the open market for $9.1 million. No shares were repurchased on the open market during 2017. As of September 30, 2018, 265,449 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date. We repurchased 21,767 shares for $1.2 million during the nine months ended September 30, 2018 and 26,916 shares for $1.3 million during 2017 related to tax withholding requirements on vested share-based awards.

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

GES’ service revenue is primarily derived through its comprehensive range of services to event organizers and corporate brand marketers including Core Services, Audio-Visual, and Event Technology. GES’ service revenue is earned over time over the duration of the exhibition, conference or corporate event, which generally lasts one to three days; however we use the practical expedient of recognizing service revenue at the close of the event when we have the right to invoice. GES’ product revenue is derived from the build of exhibits and environments and graphics. GES’ product revenue is recognized at a point in time upon delivery of the product.

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

•

“Segment operating income” is net income attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment recoveries, and the reduction for income attributable to noncontrolling interest. Segment operating income is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 21 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of segment operating income to income from continuing operations before income taxes.

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

The Non-GAAP Measures are considered useful operating metrics as potential variations arising from taxes, debt service costs, impairment recoveries, changes in accounting principles, and the effects of discontinued operations are eliminated, thus resulting in additional measures considered to be indicative of our ongoing operations and segment performance. Although the Non-GAAP Measures are used as financial measures to assess the performance of the business, the use of these measures is limited because these measures do not consider material costs, expenses, and other items necessary to operate our business. These items include debt service costs, expenses related to U.S. federal, state, local and foreign income taxes, impairment recoveries, and the effects of accounting changes and discontinued operations. Since the Non-GAAP Measures do not consider the above items, a user of our financial information should consider net income attributable to Viad as an important measure of financial performance because it provides a more complete measure of our performance.

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

Our foreign operations are primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $19.9 million as of September 30, 2018 and $12.0 million as of December 31, 2017. We recorded unrealized foreign currency translation losses in other comprehensive income of $7.9 million during the nine months ended September 30, 2018 and unrealized foreign currency translation gains of $18.8 million during the nine months ended September 30, 2017, in each case, net of tax.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of September 30, 2018 and December 31, 2017, we did not have any foreign currency forward contracts outstanding.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended September 30, 2018 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	—	$—	—	265,449
August 1, 2018 - August 31, 2018	397	$59.35	—	265,449
September 1, 2018 - September 30, 2018	2,133	$61.45	—	265,449
Total	2,530	$61.12	—	265,449

In November 2012, our Board of Directors authorized us to repurchase shares of our common stock from time to time at prevailing market prices. During the nine months ended September 30, 2018, 175,091 shares were repurchased on the open market for $9.1 million. The Board’s authorization has no expiration date.

Effective October 24, 2018, we entered into the 2018 Credit Agreement that provides for the $450 million 2018 Credit Facility. The terms of the 2018 Credit Facility allow us to make dividends or repurchases of our common stock up to $20 million per calendar year. Stock dividends and repurchases above the $20 million are permitted as long as our pro forma leverage ratio is less than or equal to 2.75 to 1.00. Dividends are permitted up to an additional $15 million in any calendar year. For additional information on the 2018 Credit Facility, refer to Note 12 – Debt and Capital Lease Obligations and Note 23 – Subsequent Events of the Notes to Consolidated Financial Statements.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

4.1		$450,000,000 Second Amended and Restated Credit Agreement, dated as of October 24, 2018, by and among Viad Corp, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K		4.1	10/25/2018

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended September 30, 2018.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended September 30, 2018.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ended September 30, 2018.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

November 2, 2018	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer (Duly Authorized Officer)