Form 10-K
period 2018-12-31
VIAD CORP
filed 2019-02-27
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2018) was approximately $1.1 billion.

Registrant had 20,201,497 shares of Common Stock ($1.50 par value) outstanding as of January 31, 2019.

Documents Incorporated by Reference

A portion of the Proxy Statement for the Viad Corp Annual Meeting of Shareholders scheduled for May 16, 2019, is incorporated by reference into Part III of this Annual Report.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries and affiliates.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“2018 Form 10-K”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this 2018 Form 10-K, including the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7), and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A). Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “seek,” “aim,” “potential,” “target,” “outlook,” and similar expressions are intended to identify our forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, initiatives, intentions or goals also are forward-looking statements. These forward-looking statements are not historical facts and are subject to a host of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those in the forward-looking statements.

Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, the following:

•	our ability to successfully integrate and achieve established financial and strategic goals from acquisitions;
•	fluctuations and deterioration in general economic conditions;
•	our dependence on large exhibition event clients;
•	the importance of key members of our account teams to our business relationships;
•	the competitive and dynamic nature of the industries in which we operate;
•	travel industry disruptions;
•	our ability to achieve established financial and strategic goals for our capital projects;
•	seasonality of our businesses;
•	transportation disruptions and increases in transportation costs;
•	natural disasters and other catastrophic events;
•	the impact of recent U.S. tax legislation;
•	our multi-employer pension plan funding obligations;
•	our exposure to labor cost increases and work stoppages related to unionized employees;
•	liabilities relating to prior and discontinued operations;
•	adverse effects of show rotation on our periodic results and operating margins;
•	our exposure to currency exchange rate fluctuations;
•	our exposure to cybersecurity attacks and threats;
•	compliance with data privacy laws and our exposure to legal claims and fines for data breaches or improper handling of such data;
•	the effects of the United Kingdom’s exit from the European Union; and
•	the effects of changes in the U.S. trade policy, including the imposition of tariffs.

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, refer to “Risk Factors” (Part I, Item 1A of this 2018 Form 10-K). We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this 2018 Form 10-K except as required by applicable law or regulation.

Item 1. Business

We are an international experiential services company with operations principally in the United States, Canada, the United Kingdom, continental Europe, and the United Arab Emirates. We are committed to providing unforgettable experiences to our clients and guests.

We operate through two business groups:

•	GES is a global, full-service live events company offering a comprehensive range of services to the world’s leading brands and event organizers.
•

Pursuit is a collection of inspiring and unforgettable travel experiences that include world-class recreation attractions, hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services.

GES accounted for 86% of our 2018 consolidated revenue and 45% of our 2018 consolidated segment operating income(1). Pursuit accounted for 14% of our 2018 consolidated revenue and 55% of our 2018 consolidated segment operating income(1).

(1)

We define segment operating income as net income attributable to Viad before income (loss) from discontinued operations, corporate activities and eliminations, interest expense and interest income, income taxes, restructuring charges, impairment charges and recoveries, the reduction for income attributable to non-redeemable noncontrolling interest, and the addition for loss attributable to redeemable noncontrolling interest. Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for a reconciliation of segment operating income to the most directly comparable GAAP measure.

GES is a global, full-service live events company that produces exhibitions, conferences, corporate events, and consumer events. GES offers a comprehensive range of live event services, from the design and production of compelling, immersive experiences that engage audiences and build brand awareness, to material handling, rigging, electrical, and other on-site event services. In addition, GES offers clients a full suite of audio-visual services from creative and technology to content and design, along with registration, data analytics, engagement, and online tools powered by next generation technologies that help clients easily manage the complexities of their events. For ten years, GES’ National Servicenter® has been certified under the J.D. Power and Associates Certified Call Center ProgramSM, and for nine consecutive years, Ad Age has recognized GES as one of the nation’s largest experiential/event marketing agency networks. GES is included in Event Marketer magazine’s IT List as one of the top 100 event agencies in the industry.

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

GES has a leading position in the U.S. with full-service operations in every major exhibition market, including Las Vegas, Chicago, Orlando, New York, and Los Angeles. GES has operating facilities at many of the most active and popular international event destinations and venues in the United Kingdom, Canada, Germany, the United Arab Emirates, and the Netherlands.

Markets Served

GES provides a full suite of services for event organizers and corporate brand marketers across four live event markets: Exhibitions, Conferences, Corporate Events, and Consumer Events (collectively, “Live Events”).

LIVE EVENT	PRIMARY PURPOSE	% GES 2018 REVENUE
Exhibitions	Facilitates business-to-business and business-to-consumer sales and marketing.	59%
Conferences	Facilitates attendee education. May also include an expo or trade show to further facilitate attendee education and to facilitate business-to-business and business-to-consumer sales and marketing.	24%
Corporate Events	Facilitates attendee education of sponsoring company’s products or product ecosystem.	14%
Consumer Events	Entertains, educates, or creates an experience, typically around a specific genre.	3%

Services Offered

GES offers a comprehensive range of services and innovative technology, including Core Services, Event Technology, and Audio-Visual, to event organizers and corporate brand marketers.

Core Services

GES provides official contracting services and products to event organizers and corporate brand marketers. Contracting services and products are provided primarily to Exhibitions and Conferences and to a lesser degree to Corporate Events and Consumer Events.

In general, GES provides the following exclusive and discretionary services and products to Live Event organizers and corporate brand marketers:

Exclusive Services		Discretionary Services
Event Organizers	Corporate Brand Marketers	Corporate Brand Marketers
Event planning and production	Material handling	Creative design and strategy
Look and feel design	Electrical distribution	Data analytics and insights
Layout and floor plan designs	Cleaning	Integrated marketing and pre/post event communications
Furnishings and carpet	Plumbing	Event surveys
Show traffic analysis	Overhead rigging	Return on investment analysis
Marketing and strategy	Booth rigging	Online management tools
Electrical distribution		Attendee/exhibit booth traffic analysis
Cleaning		Staff training
Plumbing		Logistics/transportation
Overhead rigging		Exhibit storage/refurbishment
Booth rigging		Furnishings and carpet
Installation and dismantling labor
Tradeshow program management

Exclusive Products		Discretionary Products
Event Organizers		Corporate Brand Marketers
Signage		Custom exhibit design/construction
Common area structures		Portable/modular exhibits and design
Graphics and signage

Under various agreements with Live Event organizers, GES has the exclusive right to provide certain contracting services to participating exhibitors. This gives exhibitors a single point of contact to facilitate a timely, safe, and efficient move-in/out of a Live Event and to facilitate an organized, professional, during-show experience. GES also competes with other service providers to sell discretionary services to exhibitors. Discretionary services include complete event program management, such as creative design, strategy, and planning to corporate brand marketers across all Live Events in which they participate.

Event Technology

GES offers the following comprehensive range of event technology services:

Event accommodation solutions:

•Researching and selection of local hotels

•Negotiating and contracting

•Room block management

•Group reservation management

•Rate integrity and monitoring

•Marketing services

•On-site services

•Post-event reporting

Registration and data analytics:

•Registration and ticketing

•Lead management

•Reporting and analytics

•Web-based enterprise-wide application

•Software-as-a-service model or fully managed options

Event management tools:

•Online ordering capabilities

•Sponsorship management solutions

•Content management systems

•Live Event tracking

Audio-Visual

GES offers the following audio-visual services:

•Video production

•Lighting design

•Digital studio services

•Entertainment services and talent coordination

•Projection mapping

•Computer rental and support

Seasonality and Show Rotation

GES’ exhibition and event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows: some shows are not held annually, and some shift between quarters. During 2018, GES reported its highest revenue during the second and fourth quarters. During 2017, GES reported its highest revenue during the first and second quarters. The following show rotation revenue metric refers to the net change in revenue from 2017 to 2018 due to show movement between quarters and years. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next.

Competition

In the Live Events industry, GES generally competes across all classes of services and all markets on the basis of discernible differences, value, quality, price, convenience, and service. GES has a competitive advantage through its worldwide network of resources, history of serving as an extension of clients’ teams, experienced and knowledgeable personnel, client-focus, creativity, reliable execution, proprietary technology platforms, and financial strength. All known U.S. competitors and most international competitors are privately held companies that provide limited public information regarding their operations. GES’ primary competitor within its Core Services is a privately-held, U.S.-headquartered company; however, there is substantial competition from a large number of service providers in GES’ other service offerings.

Growth Strategy

GES is committed to become the preferred global, full-service provider for Live Events. GES has combined the art of high-impact creativity, service, and expertise with the science of easy-to-use technology, strategy, and worldwide logistics to help clients gain a greater return from their events and enhance the exhibitor and attendee experience. GES holds leading market positions in Exhibitions and Conferences and is pursuing a focused and disciplined growth strategy with the goal of expanding its market share in the currently under-penetrated Corporate Events market. We expect to accomplish this by acquiring businesses and capitalizing on organic opportunities that further the following goals:

•	Global Reach. Leverage global capabilities and large customer base to drive continued growth in new services and other Live Events.
•	Full-Service Provider. Growth of adjacent services to create a unique and integrated offering to deepen client relationships, expand client base, and increase share of total event spend.
•	Live Events. Penetration into other Live Events to leverage our existing capabilities and gain more corporate clients.

Pursuit is a collection of inspiring and unforgettable travel experiences in Alaska and Montana in the United States and in Banff, Jasper, and Vancouver in Canada, and scheduled to open in July 2019, Reykjavik, Iceland. Pursuit’s collections include world-class recreational attractions, unique hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services. Pursuit draws its guests from major markets, including Canada, the United States, China, the United Kingdom, Australia/New Zealand, Asia Pacific, and Europe. Pursuit markets directly to consumers, as well as through distribution channels that include tour operators, tour wholesalers, destination management companies, and retail travel agencies. Pursuit comprises the following collections:

Banff Jasper Collection

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

Glacier Park Collection

The Glacier Park Collection is an operator of seven lodging properties, 12 retail shops, and 11 dining outlets in and around Glacier National Park in Montana, one of the most visited national parks in the United States, and Waterton Lakes National Park in Alberta, Canada, with a leading share of rooms in the Glacier Park market.

FlyOver

FlyOver Canada, located in Vancouver, British Columbia, is a recreational attraction that provides a virtual flight ride experience that combines motion seating, spectacular media, and visual effects including wind, scents, and mist to give the unforgettable experience of flying across Canada.

FlyOver Iceland is a recreational attraction currently being built in Reykjavik, Iceland that will provide a virtual flight ride experience over some of Iceland’s most spectacular scenery and natural wonders with the same technology effects of wind, scents, and mist as FlyOver Canada. We are scheduled to open our new attraction in July 2019.

Pursuit comprises four lines of business: Attractions, including food and beverage services and retail operations; Hospitality, including food and beverage services and retail operations; Transportation; and Travel Planning.

	Attractions	Hospitality	Transportation	Travel Planning
Banff Jasper Collection	Banff Gondola Lake Minnewanka Cruise Columbia Icefield Glacier Adventure Glacier Skywalk Maligne Lake Tours	Elk + Avenue Hotel Glacier View Lodge Mount Royal Hotel(1)	Airporter Services Charter Motorcoach Services Sightseeing Tours	Corporate Event Management Services Explore Rockies Activity Booking Centers
Alaska Collection	Kenai Fjords Tours	Denali Backcountry Lodge Denali Cabins Kenai Fjords Wilderness Lodge Seward Windsong Lodge Talkeetna Alaska Lodge	Denali Backcountry Adventure	Travel Planning Services
Glacier Park Collection		Apgar Village Lodge Glacier Park Lodge Grouse Mountain Lodge Motel Lake McDonald Prince of Wales Hotel St. Mary Lodge West Glacier Motel & Cabins
FlyOver	FlyOver Canada – Vancouver FlyOver Iceland – Reykjavik(2)
(1)	The Mount Royal Hotel was damaged by a fire on December 29, 2016, and was closed for reconstruction from December 2016 through June 2018.
(2)	In November 2017, we announced the expansion of our virtual flight ride concept into Iceland’s capital city of Reykjavik. We are scheduled to open our new attraction in July 2019.

Attractions	Pursuit owns and operates the following attractions in the Canadian Rocky Mountains, Vancouver, Iceland, and Alaska:

Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. The Banff Gondola has been honored with two Top Project Awards from Alberta Construction Magazine. The Banff Gondola’s winning categories include the People’s Choice Award in 2016 and the Commercial Award (Under $50 Million) in 2016. The Banff Gondola received the Trip Advisor Certificate of Excellence.

Lake Minnewanka Cruise provides guests a unique sightseeing experience through interpretive boat cruises on Lake Minnewanka in the Canadian Rockies. The Banff Lake Cruise operations are located adjacent to the town of Banff and include boat tours, small boat rentals, and charter fishing expeditions. The Banff Lake Cruise received the Trip Advisor Certificate of Excellence.

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

Glacier Skywalk is a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley, in close proximity to our Columbia Icefield Glacier Adventure attraction in Jasper National Park, Alberta, Canada. Since opening in 2014, the Glacier Skywalk continues to win awards and receive international recognition for its innovative design and environmentally sound architecture, including the prestigious Governor General’s Medals in Architecture in 2016.

FlyOver Canada is a virtual flight ride experience that showcases some of Canada’s most spectacular scenery and natural wonders from coast to coast. The state-of-the-art, multi-sensory experience combines motion seating, spectacular media, and special effects, including wind, scents, and mist, to provide a true flying experience for guests. FlyOver Canada is ideally located in downtown Vancouver. FlyOver Canada received the Trip Advisor Certificate of Excellence.

FlyOver Iceland is a virtual flight ride experience currently being built in Reykjavik, Iceland. It will showcase some of Iceland’s most spectacular scenery and natural wonders with the same technology effects of wind, scents, and mist as FlyOver Canada. We are scheduled to open our new attraction in July 2019.

Kenai Fjords Tours is a leading Alaska wildlife and glacier day cruise, offering guests unforgettable sights of towering glaciers, humpback and grey whales, orcas, arctic birdlife, sea lions, seals, and porpoises of Kenai Fjords National Park. Tours range from a few hours to full days, with some tours including a full meal of wild Alaska salmon, prime rib, and Alaskan King Crab on Fox Island. Kenai Fjords Tours received the Trip Advisor Certificate of Excellence.

Maligne Lake Tours provides interpretive boat tours at Maligne Lake, the largest lake in Jasper National Park, Alberta, Canada. In addition to boat tours, Maligne Lake Tours has a marina and day lodge that offers food and beverage and retail services, an historic chalet complex and boat house that offers canoes, kayaks, and rowboats for rental. Maligne Lake Tours received the Trip Advisor Certificate of Excellence.

Hospitality

Pursuit provides lodging accommodations, food and beverage services, and retail operations through its collection of unique hotels and lodges varying from hikers’ cabins to grand and historic lodges.

Banff Jasper Collection:

•Mount Royal Hotel (133 rooms) and Elk + Avenue Hotel (164 rooms) are located in the heart of Banff National Park in downtown Banff, Alberta, Canada.

•Glacier View Lodge (32 rooms) is located on the Columbia Icefield between Lake Louise and Jasper in Jasper National Park.

Alaska Collection:

•Denali Backcountry Lodge (42 rooms) is located in the heart of Denali National Park.

•Denali Cabins (46 rooms) are located near the entrance to Denali National Park.

•Kenai Fjords Wilderness Lodge (8 rooms) is located on a private island in Resurrection Bay adjacent to Kenai Fjords National Park.

•Seward Windsong Lodge (180 rooms) is located near Kenai Fjords National Park in Seward, Alaska.

•Talkeetna Alaskan Lodge (212 rooms) is located in Talkeetna, Alaska on the south side of Denali National Park.

Glacier Park Collection:

•Apgar Village Lodge (48 rooms) and Motel Lake McDonald (27 rooms) are located inside Glacier National Park.

•Glacier Park Lodge (162 rooms) is located in East Glacier, Montana.

•Grouse Mountain Lodge (145 rooms) is located near Glacier National Park in Whitefish, Montana.

•Prince of Wales Hotel (86 rooms) is located in Waterton Lakes National Park, Alberta, Canada.

•St. Mary Lodge (116 rooms) is located outside the east entrance of Glacier National Park in St. Mary, Montana.

•West Glacier Motel & Cabins (32 rooms) is located outside the west entrance of Glacier National Park.

Transportation

The Banff Jasper Collection’s transportation operations include sightseeing tours, airport shuttle services, and seasonal charter motorcoach services. The sightseeing services include seasonal half- and full-day tours from Calgary, Banff, Lake Louise, and Jasper, Canada and bring guests to the most scenic areas of Banff and Jasper National Parks. The charter business operates a fleet of luxury motorcoaches, available for groups of any size, for travel throughout the Canadian provinces of Alberta and British Columbia during the winter months. The Alaska Collection offers a unique sightseeing tour 92 miles deep into Denali National Park.

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

Seasonality

Pursuit experiences peak activity during the summer months. During 2018, 87% of Pursuit’s revenue was earned in the second and third quarters.

Competition

Pursuit generally competes on the basis of location, uniqueness of facilities, service, quality, and price. Competition exists both locally and regionally across all four lines of business. The hospitality business has a large number of competitors and competes for leisure travelers (both individual and tour groups) across the United States and Canada. Pursuit’s competitive advantage is its distinctive attractions, iconic destinations, and strong culture of hospitality and guest services.

Growth Strategy

Pursuit remains focused on delivering inspiring and unforgettable guest experiences in iconic locations while growing and enhancing its unique portfolio of integrated tourism assets through its Refresh-Build-Buy growth initiatives as follows:

•	Refresh. Refreshing our existing assets, experiences, and processes to optimize market position and maximize returns
•	Build. Building new assets and experiences that create additional revenue streams with economies of scale and scope
•	Buy. Buying strategic assets that complement our portfolio and generate strong returns on investment.

We continue to search for opportunities to acquire or to build high return tourism assets in iconic natural and cultural destinations that enjoy perennial demand, bring meaningful scale and market share, and offer cross-selling advantages with a combination of attractions and hotels.

Recent Pursuit Developments

•

Reopening of Mount Royal Hotel. The Mount Royal Hotel officially reopened on July 1, 2018 after being closed for reconstruction due to damages caused by a fire on December 29, 2016. The hotel has been restored to its former beauty, seamlessly blending its storied heritage with thoroughly modern amenities and design.

•

Expansion of FlyOver Concept in Iceland. In 2017, we acquired the controlling interest (54.5% of the common stock) in Esja Attractions ehf. (“Esja”). Esja, a private Iceland corporation, is developing and will operate Pursuit’s new FlyOver Iceland attraction. This attraction expands our virtual flight ride theater concept into Iceland’s capital city of Reykjavik. Modeled after our highly successful FlyOver Canada attraction, FlyOver Iceland will provide guests an exhilarating virtual flight experience over some of Iceland’s most spectacular scenery and natural wonders. We are scheduled to open our new attraction in July 2019.

•

RV and Cabin Park Development. In 2017, we began developing approximately 100 acres of undeveloped land adjacent to Glacier National Park that we acquired in connection with our 2014 purchase of the West Glacier properties. The new development will include a new RV and cabin park with 102 RV slips, 20 guest cabins, five employee housing cabins, guest registration, and a laundromat. Our site is ideally located at the Glacier National Park entrance. We expect the new RV and Cabin Park to open during the 2019 season.

•

Acquisition of Maligne Canyon Restaurant and Renovation – In 2018, we acquired the Maligne Canyon Restaurant and Gift Shop, which is located within the Maligne Valley of Jasper National Park. This facility sits at a popular trailhead about 10 minutes outside the town of Jasper and along the route to our iconic Maligne Lake Tours attraction. This operation complements our collection of assets in the Jasper area, providing our guests an idyllic spot to dine and relax on their travel adventures. In 2018, we began renovating the property to elevate the food and beverage and retail spaces. We expect to open the new restaurant in the spring of 2019 as the Maligne Canyon Wilderness Kitchen.

•

Expansion of Seward Windsong Lodge – In 2018, we began construction on the expansion of the Seward Windsong Lodge, one of our hospitality properties located in Seward, Alaska, near Kenai Fjords National Park. This expansion will feature 36 new guestrooms, six of which will be suites. We expect to open this new addition in June 2019.

•

Renovation of Glacier View Lodge – In 2018, we began the renovation of our 32-room Glacier View Lodge in Jasper National Park, which will provide an elevated lodging experience that matches its incredible views of the majestic Columbia Icefield. We expect to open the renovated lodge in June 2019.

•

Improvements to FlyOver Canada Exterior Structure – In 2019, we began the construction and development of a new guest experience building that will include an expanded retail store, new café, and an enhanced post-show. We expect to open the new building in June 2019.

•

Expansion of FlyOver Concept in Las Vegas – On February 26, 2019, we announced the expansion of our virtual flight ride theater concept into Las Vegas, Nevada. Modeled after our highly successful FlyOver Canada attraction, FlyOver Las Vegas will provide guests an exhilarating virtual flight experience over some of the most spectacular scenery and natural wonders of the American Southwest. We are scheduled to open our new attraction in early 2021.

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

Our Trademarks

Our U.S. registered trademarks and trademarks pending registration, include Global Experience Specialists & design®, GES®, GES Servicenter®, GES National Servicenter®, GES MarketWorks®, GES Project Central, The Art and Science of Engagement®, Trade Show Rigging TSR®, TSE Trade Show Electrical & design®, Earth Explorers®, Compass Direct®, ethnoMetrics®, eXPRESSO®, FIT®, ON Services, a GES Company & design®, ON Site Audio Visual & design®, FLYOVER®, eco-sense®, ONPEAK®, Mount Royal, Above Banff®, Alaska Denali Travel®, Alaska Denali Escapes®, Alaska Heritage Tours®, by Pursuit, Kenai Fjords Tours & design®, Kenai Fjords Wilderness Lodge®, Seward Windsong Lodge & design®, Talkeetna Alaskan Lodge®, Explore Rockies®, Denali Backcountry Adventure®, Denali Backcountry Lodge®, and Denali Cabins®. We also own or have the right to use many registered trademarks and trademarks pending registration outside of the United States, including GES®, ShowTech®, Poken®, Visit®, Blitz, a GES Company & design®, Brewster Inc. & design®, Brewster Attractions Explore & design®, Brewster Hospitality Refresh & design®, Glacier Skywalk®, Above Banff®, Explore Rockies®, FLYOVER®, GES Event Intelligence AG®, Pursuit®, by Pursuit®, Soaring Over Canada®, Elk + Avenue Hotel®, Brewster Epic Summer Pass®, and escape.connect.refresh.explore®.

Government Regulation and Compliance

Compliance with legal requirements and government regulations represents a normal cost of doing business. The principal rules and regulations affecting our day-to-day business relate to transportation (such as regulations promulgated by the U.S. Department of Transportation and its state counterparts), our employees (such as regulations implemented by the Occupational Safety and Health Administration, equal employment opportunity laws, guidelines implemented pursuant to the Americans with Disabilities Act, and general federal and state employment laws), unionized labor (such as guidelines imposed by the National Labor Relations Act), U.S. and Canadian regulations relating to national parks (such as regulations established by Parks Canada, the U.S. Department of the Interior, and the U.S. National Park Service), and U.S. and Canadian regulations relating to boating (such as regulations implemented by the U.S. and Canadian Coast Guard and state boating laws).

Some of our current and former businesses are subject to U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or our state law counterparts. Compliance with federal, state, and local environmental, health and safety provisions, including, but not limited to, those regulating the discharge of materials into the environment and other actions relating to the environment, have not had, and we do not expect them to have, a material effect on our capital expenditures, competitive position, financial condition, or results of operations.

Employees

We had the following number of employees as of December 31, 2018:

Number of Employees (1)
GES	4,366
Pursuit	773
Viad Corporate	57
Total	5,196
(1)	Includes 1,089 employees covered by collective bargaining agreements.

We believe that relations with our employees are good and that collective-bargaining agreements expiring in 2019 will be renegotiated in the ordinary course of business without a material adverse effect on our operations.

We are governed by a Board of Directors comprising eight non-employee directors and one employee director, and we have an executive management team with nine executive officers.

Available Information

We were incorporated in Delaware in 1991. Our common stock trades on the New York Stock Exchange under the symbol “VVI.”

Our website address is www.viad.com. All of our SEC filings, including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. The information contained on our website is neither a part of, nor incorporated by reference into, this 2018 Form 10-K. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Completed acquisitions may not perform as anticipated or be integrated as planned. We regularly evaluate and pursue opportunities to acquire businesses that complement, enhance, or expand our current business, or offer growth opportunities. Our acquired businesses might not meet our financial and non-financial expectations or yield anticipated benefits. Our success depends, in part, on our ability to conform controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and retain the acquired business’s key personnel and customers. Moreover, our acquisition activity potentially subjects us to new regulatory requirements, distracts our senior management and employees, and exposes us to unknown liabilities or contingencies that we may fail to identify prior to closing. If our acquisitions cause us to make changes to our business strategy or if external conditions adversely affect our business operations, we may also be required to record an impairment charge to goodwill or intangible assets. Additionally, we may borrow funds to finance strategic acquisitions. Debt leverage resulting from future acquisitions would reduce our debt capacity, increase our interest expense, and limit our ability to capitalize on future business opportunities. Such borrowings may also be subject to fluctuations in interest rates. Any of these risks could materially and adversely affect our business, product and service sales, financial condition, and results of operations.

Related to our 2016 acquisition of ON Services, we have experienced a longer than anticipated integration that resulted in operational inefficiencies and operating performance below our expectations. We will continue to review the financial performance of ON Services in future quarters as new information becomes available. Changes to our assumptions or circumstances may result in impairment charges in the future.

We are vulnerable to deterioration in general economic conditions. Our business is sensitive to fluctuations in general economic conditions in the U.S. and other global markets in which we operate. A decline in global or regional economic conditions, or consumers’ fears that economic conditions will decline, could cause declining consumer confidence, unemployment, fluctuations in stock markets and interest rates, contraction of credit availability, or other dynamic factors affecting economic conditions generally. The success of our GES business largely depends on the number of exhibitions held, the size of exhibitors’ marketing expenditures, and on the strength of particular industries in which exhibitors operate. The number and size of exhibitions generally decrease when the economy weakens. We also suffer from reduced spending for our services because many exhibitors’ marketing budgets are partly discretionary, and are frequently among the first expenditures reduced when economic conditions deteriorate. Consequently, marketing expenditures reduced during a downturn are often not increased until economic conditions improve. In addition, travel and vacation spending is discretionary in nature. Revenue from our Pursuit operation depends largely on the amount of disposable income that consumers have available for travel and vacations. This amount decreases during periods of weak general economic conditions. Any of these risks could materially and adversely affect our business, product sales, financial condition, and results of operations.

We depend on our large exhibition event clients to renew their service contracts and on our exclusive right to provide those services. During 2018, no single client accounted for more than 8% of our consolidated revenue. However, GES has a number of large exhibition event organizers and large customer accounts. If any of these large clients do not renew their service contracts, our results of operations could be materially and adversely affected.

Moreover, when event organizers hire GES as the official services contractor, they usually also grant GES an exclusive right to perform audio visual, electrical, plumbing, and other services (the “Event Services”) at the exhibition facility. However, some exhibition facilities are under financial pressure to in-source certain Event Services (either by performing the services themselves or by hiring a separate service provider) as a result of conditions generally affecting their industry, such as an increased supply of exhibition space. If exhibition facilities choose to in-source Event Services, GES will lose the ability to provide certain Event Services despite being the official services contractor, and our results of operations could be materially and adversely affected.

Our business is relationship driven. Our GES business is heavily focused on client relationships, and, specifically, on having close collaboration and interaction with our clients. To be successful, our account teams must be able to understand clients’ desires and expectations in order to provide top-quality service. If we lose a key member of our account teams, we could also lose customers and our results of operations could be materially and adversely affected.

We operate in highly competitive and dynamic industries. Competition in the Live Events markets is driven by price and service quality, among other factors. To the extent competitors seek to gain or retain their market presence through aggressive underpricing strategies, we may be required to lower our prices and rates to avoid the loss of related business. Moreover, recent customer consolidations and other actions have caused downward pricing pressure for our products and services and could affect our ability to negotiate favorable terms with our customers. If we are unable to anticipate and respond as effectively as competitors to changing business conditions, including new technologies and business models, we could lose market share to our competitors. Our inability to meet the challenges presented by the competitive and dynamic environment could materially and adversely affect our results of operations.

Travel industry disruptions, particularly those affecting the hotel and airline industries, could adversely affect our business. Our business depends largely on the ability and willingness of people, whether exhibitors, exhibition attendees, tourists, or others, to travel. Factors adversely affecting the travel industry, and particularly the airline and hotel industries, generally also adversely affect our business and results of operations. Factors that could adversely affect the travel industry include high or rising fuel prices, increased security and passport requirements, weather conditions, airline accidents, acts of terrorism, and international political instability and hostilities. Any of these factors, or other unexpected events that affect the availability and pricing of air travel and accommodations, could materially and adversely affect our business and results of operations.

New capital projects may not be commercially successful. From time to time, we pursue capital projects, such as our current construction of FlyOver Iceland and other efforts to upgrade some of our Pursuit offerings, in order to seize opportunities that complement, enhance, and expand our business. Capital projects are subject to a number of risks, including unanticipated delays, cost overruns, and the failure to achieve established financial and strategic goals, as well as additional risks specific to a project. The occurrence of any of these events could prevent a new capital project from performing in accordance with our commercial expectations and could materially and adversely affect our business and results of operations.

The seasonality of our business makes us particularly sensitive to adverse events during peak periods. The peak activity for our Pursuit business is during the summer months. Consequently, during 2018, 87% of Pursuit’s revenue was earned in the second and third quarters. Our GES exhibition and event activity varies significantly because it is based on the frequency and timing of shows, many of which are not held each year and which may shift between quarters. If adverse events or conditions occur during these peak periods, our results of operations could be materially and adversely affected.

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

Natural disasters and other catastrophic events could negatively affect our business. The occurrence of catastrophic events ranging from natural disasters (such as hurricanes, fires, floods, and earthquakes), health epidemics or pandemics, acts of war or terrorism, accidents involving our travel offerings or experiences, or the prospect of these events could disrupt our business. Such catastrophic events have, and could have, an adverse impact on Pursuit, which is heavily dependent on the ability and willingness of its guests to travel and/or visit our attractions. Pursuit guests tend to delay or postpone vacations if natural conditions differ from those that typically prevail at competing lodges, resorts, and attractions, and catastrophic events could impede the guests’ ability to travel, and interrupt our business operations, including damaging our properties. Such catastrophic events could also have a negative impact on GES, causing a cancellation of exhibitions and other events held in public venues or disrupt the services we provide to our customers at convention centers, exhibition halls, hotels, and other public venues. They could also have a negative impact on GES’ production facilities, preventing us from timely completing exhibit fabrication and other projects for customers. In addition, unfavorable media attention, or negative publicity, in the wake of a catastrophic event could damage our reputation or reduce the demand for our services. If the conditions arising from such events persist or worsen, they could materially and adversely affect our results of operations and financial condition.

Uncertainties in the interpretation and application of recent U.S. tax legislation may materially and adversely affect our financial condition, results of operations, and cash flows. The Tax Cuts and Jobs Act (the “Tax Act”), enacted in late 2017, made significant changes to U.S. income tax laws that could affect our business. For instance, the limits on interest expense deductions, the limit on use of net operating losses, and the limitation on the use of certain foreign tax credits could adversely affect our results of operations; however, the expensing of certain capital assets is expected to be beneficial. In addition, application of new taxes based on certain international operations is still unclear and final regulations issued by the Department of Treasury may subject us to additional tax that could adversely affect our results of operations. Congress has indicated that it intends to issue a technical correction bill in 2019 that could lessen or increase the impacts on our results of operations. We believe we have complied with our obligations and applied the new tax laws correctly; however, if successfully challenged, the outcome could adversely affect our results of operations.

Our participation in multi-employer pension plans could substantially increase our pension costs. We sponsor a number of defined benefit plans for our U.S. and Canada-based employees. In addition, we are obligated to contribute to multi-employer pension plans under collective-bargaining agreements covering our union-represented employees. We contributed $26.4 million in 2018, $26.6 million in 2017, and $25.8 million in 2016 to those multi-employer pension plans. Third-party boards of trustees manage these multi-employer plans. Based upon the information we receive from plan administrators, we believe that several of those multi-employer plans are underfunded. The Pension Protection Act of 2006 requires us to reduce the underfunded status over defined time periods. Moreover, we would be required to make additional payments of our proportionate share of a plan’s unfunded vested liabilities if a plan terminates, or other contributing employers withdraw, due to insolvency or other reasons, or if we voluntarily withdraw from a plan. We are currently working with the Chicago Teamsters union leadership to finalize the terms of a new collective-bargaining agreement that includes a partial withdrawal from the Central States pension plan, which would trigger a partial withdrawal liability that is currently estimated at a net present value of approximately $14 million, payable over the next 20 years. At this time, we do not anticipate triggering any withdrawal from any other multi-employer pension plan to which we currently contribute. However, significant plan contribution increases could materially and adversely affect our consolidated financial condition, results of operations, and cash flows. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for further information.

Union-represented labor increases our risk of higher labor costs and work stoppages. Significant portions of our employees are unionized. We have approximately 100 collective-bargaining agreements, and we are required to renegotiate approximately one-third of those each year. If we increase wages or benefits as a result of labor negotiations, either our operating margins will suffer, or we could increase the cost of our services to our customers, which could lead those customers to turn to other vendors with lower prices. Either event could materially and adversely affect our business and results of operations.

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

Liabilities relating to prior and discontinued operations may adversely affect our results of operations. We, and our predecessors, have a corporate history spanning decades and involving diverse businesses. Some of those businesses owned properties and used raw materials that have been, and may continue to be, subject to litigation. Moreover, some of the raw materials used and the waste produced by those businesses have been and are the subject of U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. In addition, we may incur other liabilities resulting from indemnification claims involving previously sold properties and subsidiaries, or obligations under defined benefit plans or other employee plans, as well as claims from past operations of predecessors or their subsidiaries. Although we believe we have adequate reserves and sufficient insurance coverage to cover those future liabilities, future events or proceedings could render our reserves or insurance protections inadequate, any of which could materially and adversely affect our business and results of operations.

Show rotation affects our profitability and makes comparisons between periods difficult. GES results are largely dependent upon the frequency, timing, and location of exhibitions and events. Some large exhibitions are not held annually (they may be held once every two, three, or four years) or may be held at different times of the year from when they were previously held. In addition, the same exhibition may change locations from year to year resulting in lower margins if the exhibition shifts to a higher-cost location. Any of these factors could cause our results of operations to fluctuate significantly from quarter to quarter or from year to year, making periodic comparisons difficult.

We are subject to currency exchange rate fluctuations. We have operations outside of the U.S. primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. During 2018, GES International and Pursuit’s international operations accounted for approximately 31% of our consolidated revenue and 63% of our segment operating income. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue, and expenses must be translated into U.S. dollars for reporting purposes. The unrealized gains or losses resulting from the currency translation are included as a component of accumulated other comprehensive income (loss) in our consolidated balance sheets. As a result, significant fluctuations in currency exchange rates could result in material changes to the net equity position we report in our consolidated balance sheets. We do not currently hedge equity risk arising from the translation of non-U.S. denominated assets and liabilities.

We are vulnerable to cybersecurity attacks and threats. We regularly collect and process credit, financial, and other personal and confidential information from individuals and entities who attend or participate in events and exhibitions that we produce, or who visit our attractions and other offerings. In addition, our devices, servers, computer systems, and business systems are vulnerable to cybersecurity risk, including cyberattacks, or we may be the target of email scams that attempt to acquire personal information and company assets. Despite our efforts to protect ourselves with insurance, and create security barriers to such threats, including regularly reviewing our systems for vulnerabilities and continually updating our protections, we might not be able to entirely mitigate these risks. Our failure to effectively prevent, detect, and recover from the increasing number and sophistication of information security threats could lead to business interruptions, delays or loss of critical data, misuse, modification, or destruction of information, including trade secrets and confidential business information, reputational damage, and third-party claims, any of which could materially and adversely affect our results of operations.

Laws and regulations relating to the handling of personal data are evolving and could result in increased costs, legal claims, or fines. We store and process the personally identifiable information of our customers, employees, and third parties with whom we have business relationships. The legal requirements restricting the way we store, collect, handle, and transfer personal data continue to evolve, and there are an increasing number of authorities issuing privacy laws and regulations. These data privacy laws and regulations are subject to differing interpretations and are creating uncertainty and inconsistency across jurisdictions. Our compliance with these myriad requirements could involve making changes in our services, business practices, or internal systems, any of which could increase our costs, lower revenue, or reduce efficiency. Our failure to comply with existing or new rules could result in significant penalties or orders to stop the alleged noncompliant activity, litigation, adverse publicity, or could cause our customers to lose trust in our services. In addition, if the third parties we work with violate applicable laws, contractual obligations, or suffer a security breach, those violations could also put us in breach of our obligations under privacy laws and regulations. In addition, the costs of maintaining adequate protection, including insurance protection against such threats, as they develop in the future (or as legal requirements related to data security increase) are expected to increase and could be material. Any of these risks could materially and adversely affect our business and results of operations.

The United Kingdom’s exit from the European Union could adversely affect our business. We operate substantial parts of our EU businesses from U.K-based entities. The June 23, 2016 U.K. referendum resulted in a determination that the U.K. should exit the EU. In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the EU, thereby setting a March 29, 2019 withdrawal date. In December 2018, the European Court of Justice ruled that the U.K. could decide to stop the withdrawal and remain a member of the EU. The ruling increased the uncertainty surrounding the timing, terms, and consequences of the U.K.’s exit. This uncertainty could have an adverse impact on customers, and cause our event organizer customers to relocate regional and global events outside of the U.K. Any of these scenarios could cause operational and logistic challenges for our businesses, could require us to shift our project planning, and could increase costs for our customers and clients. Moreover, if the U.K. exits from the EU, there could be delays in moving goods through border crossings, and the regulatory and legal environment that would then govern our U.K. operations will depend on the circumstances surrounding the U.K.’s exit from the EU. Any new arrangements may require us to make changes to our operations in Europe, which could result in a higher cost and less efficient operating model across our European business. These new arrangements could adversely affect our business and results of operations.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results, and financial condition. The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, certain foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. These actions have created significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, could make it more difficult or costly for us to do business in or import our products from those countries. This in turn could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products and services sold, which could adversely affect our business and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom, Germany, the United Arab Emirates, the Netherlands, Switzerland, and Romania. Our principal properties are operated by GES, Pursuit, and Viad Corporate.

GES

	Offices		Multi-use Facilities(1)
	Owned	Leased	Owned	Leased
GES U.S.	—	19	2	27
GES International:
Canada	—	3	—	6
United Kingdom	—	2	—	7
Germany	—	1	—	2
United Arab Emirates	—	1	—	2
Netherlands	—	1	—	1
Switzerland	—	1	—	—
Romania	—	—	—	1
Total GES International	—	9	—	19
Total GES	—	28	2	46

(1)

Multi-use facilities include manufacturing, sales and design, office, storage and/or warehouse, and truck marshaling yards. Multi-use facilities vary in size up to approximately 677,800 square feet at GES U.S. and approximately 133,600 square feet at GES International.

Pursuit

	Owned	Leased
Offices(1)(2)	2	7
Retail stores	27	1
Bus terminal	1	—
Garages(1)	4	2
Attractions(1)	7	—
Hotels/Lodges(1)(3)	15	—
Total Pursuit	56	10
(1)	Includes four hotels/lodges, an office, all of the owned garages, and all of the Canadian-based attractions situated on land subject to multiple long-term ground leases with the Canadian government.
(2)	One of Pursuit’s offices is leased by Viad.
(3)	Includes ancillary food and beverage services, retail, and recreational facilities.

Viad Headquarters

Our headquarters is leased and approximates 19,900 square feet, and is located at 1850 North Central Avenue, Suite 1900 in Phoenix, Arizona 85004-4565.

We believe our facilities are adequate and suitable for our business operations and that capacity is sufficient for current needs. For additional information related to our lease obligations, refer to Note 12 – Debt and Capital Lease Obligations and Note 20 – Leases and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K).

Item 3. Legal Proceedings

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for information regarding legal proceedings for which we are involved.

Item 4. Mine Safety Disclosures

Not applicable.

Other. Executive Officers of the Registrant

Our executive officers as of the date of this 2018 Form 10-K were as follows:

Name	Age	Business Experience During the Past Five Years and Other Information
Steven W. Moster	49

President and Chief Executive Officer of Viad since 2014; President of GES from November 2010 to February 2019; prior thereto, held various executive management roles within the GES organization, including Executive Vice President-Chief Sales & Marketing Officer from 2008 to February 2010; Executive Vice President-Products and Services from 2006 to 2008; and Vice President-Products & Services Business from 2005 to 2006; and prior thereto, Engagement Manager, Management Strategy Consulting for McKinsey & Company, a global management consulting firm, from 2000 to 2004.

Ellen M. Ingersoll	54

Chief Financial Officer since July 2002; prior thereto, Vice President-Controller or similar position since 2002; prior thereto, Controller of CashX, Inc., a service provider of stored value internet cards, from June 2001 through October 2001; prior thereto, Operations Finance Director of LeapSource, Inc., a provider of business process outsourcing, from 2000 to June 2001; and prior thereto, Vice President and Controller of Franchise Finance Corporation of America, a real estate investment trust, from 1992 to 2000.

David W. Barry	56

President of Pursuit since June 2015; prior thereto, Chief Executive Officer and President of Trust Company of America, an independent registered investment adviser custodian, from 2011 to June 2015; prior thereto, Chief Executive Officer of Alpine/CMH, a helicopter skiing company, from 2007 to 2011; and prior thereto, Chief Operating Officer for all U.S. resort operations of Intrawest Corporation (formerly NYSE: IDR) (now Alterra Mountain Company) a North American mountain resort and adventure company, from 2004 to 2007.

Derek P. Linde	43

General Counsel and Corporate Secretary since 2018; prior thereto, Deputy General Counsel and Assistant Secretary at Illinois Tool Works Inc. (NYSE: ITW), a diversified manufacturer of specialized industrial equipment, from 2014 to 2018, and Associate General Counsel and Assistant Secretary from 2011 to 2014; prior thereto, a partner at the law firm of Winston & Strawn LLP, from 2008 to 2011, and an Associate from 2000 to 2008.

Trisha L. Fox	49

Chief Human Resources Officer since 2018; prior thereto, Executive Vice President, Human Resources, from 2016 to 2018; prior thereto, Senior Vice President at Fifth Third Bank Chicago, (NASDAQ: FITB), a diversified financial services company, from 2011 to 2016; prior thereto, Director, then Senior Director, Human Resources at Dean Foods Company (NYSE:DF), a food and beverage company, from 2009 to 2011; prior thereto, various roles of increasing responsibility in Human Resources at PepsiCo, Inc. (NASDAQ: PEP), a global food and beverage company from 1999 to 2009.

Jay A. Altizer	48

President of GES North America since 2018; prior thereto, Managing Director of Falling Branch Advisors LLC, a management advisory firm, from May 2015 to May 2018; prior thereto, Sr. Vice President and General Manager of Saputo Inc. (TSX: SAP), a global dairy producer, from September 2007 to April 2015; prior thereto, General Manager at Dean Foods Company (NYSE:DF), a food and beverage company, from September 2010 to January 2013, and Vice President of Strategy from September 2007 to September 2010; prior thereto, Sr. Manager of Strategy and Business Development of PepsiCo, Inc. (NASDAQ: PEP), a global food and beverage company from July 2005 to August 2007; prior thereto, General Manager at Exhibitgroup/Giltspur, a former Viad marketing and events division, from May 2004 to June 2005. Mr. Altizer has been a Director of the following two non-profits: On the Road Lending, since May 2013, and Chairman since 2017; and Champion Impact Capital, where he is also Treasurer, since May 2013.

Richard A. Britton	58

Chief Information Officer since 2018; prior thereto, Executive Vice President, Information Technology, from 2015 to 2018; prior thereto, 16 years in various roles of increasing responsibility in the Healthcare and Reinsurance divisions of General Electric Company (NYSE:GE), a global digital industrial company, including Executive IT Leader at GE Healthcare from 2007 to October 2015.

Jason A. Popp	48

President of GES EMEA since February 2019; Executive Vice President, International from July 2007 to February 2019; prior thereto, Sr. Vice President – International Strategy and Operations of Exhibitgroup/Giltspur, a former Viad marketing and events division, from October 2004 to July 2007; prior thereto, Engagement Manager at L.E.K. Consulting, a global management consulting firm with assignments in London and Los Angeles, from 2000 to 2004; prior thereto, various roles of increasing responsibility, including Commercial Director at Royal Dutch Shell plc (NYSE: RDSA), a British-Dutch oil and gas company with assignments in Hungary and Spain, from 1992 to 1998.

Leslie S. Striedel	56

Chief Accounting Officer since 2014; prior thereto, Vice President of Finance from March 2014 to April 2014; prior thereto, Vice President of Finance and Administration or similar positions with Colt Defense LLC, a designer, developer and manufacturer of firearms for military, personal defense, and recreational purposes, from 2010 to 2013; prior thereto, Vice President of Finance, Director of Financial Reporting and Compliance, and Corporate Controller of White Electronics Designs Corp. (formerly NASDAQ: WEDC) (now a subsidiary of Microsemi Corporation, a wholly owned subsidiary of Microchip Technology Inc.), a circuits and semiconductors manufacturer, from 2004 to 2010; and prior thereto, Corporate Controller of MD Helicopters, an international helicopter manufacturer, from 2002 to 2004; prior thereto, Corporate Controller of Fluke Networks (formerly Microtest, Inc. NASDAQ: MTST), a manufacturing and technology company, from 1999 to 2002; and prior thereto, Senior Tax Manager for KPMG LLP, a global firm providing audit, tax, and advisory services, from 1998 to 1999.

Our executive officers’ term of office is until our next Board of Directors annual organization meeting to be held on May 16, 2019.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol VVI.

Holders

As of January 31, 2019, there were 5,301 shareholders of record of our common stock, including 252 shareholders that had not converted their shares following a reverse stock split effective on July 1, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	39,922	$48.35	39,800	225,649
November 1, 2018 - November 30, 2018	60,461	$50.59	59,992	165,657
December 1, 2018 - December 31, 2018	65,590	$48.08	65,590	100,067
Total	165,973	$49.06	165,382	100,067

Our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. As of December 31, 2018, 100,067 shares remained available for repurchase. The Board’s authorization has no expiration date. In addition, during the three months ended December 31, 2018, 165,382 were repurchased on the open market for $8.1 million. During the fourth quarter of 2018, certain previously owned shares of common stock were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

Effective February 7, 2019, our Board of Directors approved an additional 500,000 shares to repurchase, bringing our total authorized shares remaining to 600,067.

Performance Graph

The following graph compares the change in the cumulative total shareholder return, from December 31, 2013 to December 31, 2018, on our common stock, the Standard & Poor’s SmallCap 600 Media Index, the Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, the Standard & Poor’s SmallCap 600 Index, the Russell 2000 Index, and Standard & Poor’s 500 Index (assuming reinvestment of dividends, as applicable). The graph assumes $100 was invested on December 31, 2013.

	Year Ended December 31,
	2013	2014	2015	2016	2017	2018
Viad Corp	$100.00	$103.72	$111.42	$176.07	$222.98	$203.11
S&P 500	$100.00	$113.68	$115.24	$129.01	$157.16	$150.26
Russell 2000	$100.00	$104.90	$100.27	$121.61	$139.40	$124.03
S&P SmallCap 600	$100.00	$105.74	$103.61	$131.03	$148.26	$135.63
S&P SmallCap 600 Comm. Services & Supplies	$100.00	$99.32	$96.92	$123.72	$132.48	$118.65
S&P SmallCap 600 Media	$100.00	$117.31	$123.60	$110.89	$127.84	$106.30

Item 6. Selected Financial Data

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Summary Statement of Operations Data
Revenue (1)	$1,296,184	$1,306,965	$1,204,970	$1,089,048	$1,064,987
Income from continuing operations (2)	$47,914	$58,452	$43,479	$27,442	$41,178
Income from continuing operations attributable to Viad common stockholders	$47,689	$57,975	$42,953	$27,000	$40,790
Basic and diluted income from continuing operations attributable to Viad common stockholders per share	$2.33	$2.84	$2.12	$1.34	$2.02
Dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$1.90

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Summary Balance Sheet Data
Cash and cash equivalents	$44,893	$53,723	$20,900	$56,531	$56,990
Total assets	$922,541	$919,899	$869,816	$690,723	$712,979
Total debt and capital lease obligations	$230,121	$209,192	$249,211	$127,403	$139,056
Redeemable noncontrolling interest (3)	$5,909	$6,648	$—	$—	$—
Total stockholders’ equity	$450,555	$442,937	$370,638	$335,338	$347,702
Non-redeemable noncontrolling interest	$14,348	$13,806	$13,283	$12,757	$12,315

(1)

The 2017 amounts include $1.4 million in revenue from our Poken acquisition. The 2016 amounts include an aggregate $55.7 million in revenue from our acquisitions of ON Event Services, LLC (“ON Services”), CATC Alaska Tourism Corporation (“CATC”), Maligne Lake Tours Ltd. (“Maligne Lake Tours”), and FlyOver Canada. The 2014 amounts include an aggregate $21.2 million in revenue from our acquisitions of the West Glacier Properties, Blitz Communications Group Limited and its affiliates, onPeak LLC, Travel Planners, Inc., and N200 Limited and its affiliates. Refer to Note 4 – Acquisition of Businesses of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K).

(2)	Income from continuing operations includes the following items:
•

Restructuring charges, pre-tax, of $1.6 million in 2018, $1.0 million in 2017, $5.2 million in 2016, $3.0 million in 2015, and $1.6 million in 2014. Refer to Note 19 – Restructuring Charges of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K).

•

Impairment charges (recoveries), pre-tax, net, of $(35) thousand in 2018, $(29.1) million in 2017, $0.2 million in 2016, $0.1 million in 2015, and $0.9 million in 2014. Refer to Note 7 – Property and Equipment of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K).

•

Income tax expense in 2018 included a $3.1 million benefit related to the Tax Act and a $0.9 million charge for an increase in our valuation allowance for certain foreign net operating losses. Income tax expense in 2017 included a $16.1 million charge related to the Tax Act. Income tax expense in 2015 included a $1.6 million non-cash tax benefit related to deferred taxes associated with certain foreign intangibles. Income tax expense in 2014 included an $11.7 million valuation allowance release related to our foreign tax credit and state net operating loss carryforwards. Refer to Note 17 – Income Taxes of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K).

(3)

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland, The shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. Refer to Note 22 – Redeemable Noncontrolling Interest of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes. The MD&A is intended to assist in understanding our financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this 2018 Form 10-K.

Overview

We are an international experiential services company with operations principally in the United States, Canada, the United Kingdom, continental Europe, and the United Arab Emirates. We are committed to providing unforgettable experiences to our clients and guests. We operate through three reportable business segments: GES U.S., GES International, (collectively, “GES”), and Pursuit.

GES is a global, full-service Live Events company that produces exhibitions, conferences, corporate events, and consumer events. GES offers a comprehensive range of live event services including a full suite of audio-visual services from creative and technology to content and design, along with registration, data analytics, engagement, and online tools powered by next generation technologies that help clients easily manage the complexities of their events.

Pursuit is a collection of inspiring and unforgettable travel experiences. Pursuit offers guests distinctive and world renowned experiences through its collection of world-class recreational attractions, unique hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services.

Results of Operations

Financial Highlights

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016	Percentage Change 2018 vs. 2017	Percentage Change 2017 vs. 2016
Revenue	$1,296,184	$1,306,965	$1,204,970	(0.8)%	8.5%
Net income attributable to Viad	$49,170	$57,707	$42,269	(14.8)%	36.5%
Segment operating income (1)	$88,517	$98,598	$86,854	(10.2)%	13.5%
Diluted income per common share from continuing operations attributable to Viad common stockholders	$2.33	$2.84	$2.12	(18.0)%	34.0%

2018 compared with 2017

•

Total revenue decreased $10.8 million or 0.8%, mainly due to negative show rotation of approximately $35 million at GES, offset in part by a favorable foreign exchange impact of $5.8 million and continued underlying growth at Pursuit.

•

Net income attributable to Viad decreased $8.5 million, primarily due to impairment recoveries in 2017 of $21.2 million, after tax, related to the Mount Royal Hotel fire, as well as lower segment operating income at GES, offset in part by a $16.1 million charge in 2017 as a result of the Tax Cuts and Jobs Act (the “Tax Act”) and lower corporate activities expense due to a decrease in performance-based compensation.

•

Total segment operating income(1) decreased $10.1 million, primarily due to lower revenue at GES and investments to support continued growth in both GES and Pursuit, offset in part by lower performance-based compensation.

2017 compared with 2016

•

Total revenue increased $102.0 million or 8.5%, mainly due to the incremental revenue from the ON Services and FlyOver Canada acquisitions, and, to a lesser degree, the Poken and CATC acquisitions, of $52.6 million and underlying growth at GES and Pursuit, offset in part by negative show rotation of approximately $8 million and an unfavorable foreign exchange impact of $5.6 million.

•

Net income attributable to Viad increased $15.4 million or 36.5%, primarily due to impairment recoveries of $29.1 million related to the Mount Royal Hotel fire, higher segment operating income, and a decrease in restructuring charges, offset in part by higher tax expense, including a $16.1 million charge as a result of the Tax Act, higher corporate activities expense due to an increase in performance-based compensation driven by our stock price appreciation, and higher interest expense.

•	Total segment operating income(1) increased $11.7 million or 13.5%, primarily due to the increase in revenue.
(1)

Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

Foreign Exchange Rate Variances

We conduct our foreign operations primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries.

2018 compared with 2017

The following table summarizes the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating income from our significant international operations for the years ended December 31, 2018 and 2017:

	Revenue			Segment Operating Income
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2018	2017	(in thousands)	2018	2017	(in thousands)
GES:
Canada (CAD)	$0.77	$0.77	$448	$0.77	$0.77	$144
United Kingdom (GBP)	$1.34	$1.29	6,025	$1.31	$1.30	193
Europe (EUR)	$1.18	$1.14	1,253	$1.17	$1.15	79
			7,726			416
Pursuit:
Canada (CAD)	$0.77	$0.78	(1,878)	$0.77	$0.78	(1,583)
			$5,848			$(1,167)

2017 compared with 2016

The following table summarizes the FX Impact on revenue and segment operating income from our significant international operations for the years ended December 31, 2017 and 2016, excluding the effect of acquisitions completed during 2017 and 2016:

	Revenue			Segment Operating Income
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2017	2016	(in thousands)	2017	2016	(in thousands)
GES:
Canada (CAD)	$0.77	$0.76	$775	$0.77	$0.76	$(114)
United Kingdom (GBP)	$1.29	$1.35	(9,001)	$1.30	$1.33	(160)
Europe (EUR)	$1.14	$1.11	970	$1.15	$1.10	131
			(7,256)			(143)
Pursuit:
Canada (CAD)	$0.78	$0.77	1,676	$0.78	$0.76	710
			$(5,580)			$567

Revenue and segment operating income were primarily impacted by variances of the British pound, the Canadian dollar, and the Euro relative to the U.S. dollar. Future changes in exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating income are translated into U.S. dollars.

Analysis of Revenue and Operating Results by Reportable Segment

GES

2018 compared with 2017

The following table presents a comparison of GES’ reported revenue and segment operating income to organic revenue(1) and organic segment operating income(1) for the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018				Year Ended December 31, 2017			Change
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
GES:
U.S.	$847,241	$—	$—	$847,241	$872,154	$—	$872,154	(2.9)%	(2.9)%
International	281,145	—	7,726	273,419	282,712	—	282,712	(0.6)%	(3.3)%
Intersegment eliminations	(17,489)	—	—	(17,489)	(21,769)	—	(21,769)	19.7%	19.7%
Total GES	$1,110,897	$—	$7,726	$1,103,171	$1,133,097	$—	$1,133,097	(2.0)%	(2.6)%
Segment operating income(2):
GES:
U.S.	$25,779	$—	$—	$25,779	$35,219	$—	$35,219	(26.8)%	(26.8)%
International	13,823	—	416	13,407	15,512	—	15,512	(10.9)%	(13.6)%
Total GES	$39,602	$—	$416	$39,186	$50,731	$—	$50,731	(21.9)%	(22.8)%

(1)

Organic revenue and organic segment operating income are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating income, see the “Non-GAAP Measures” section of this MD&A.

(2)

Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

GES U.S.

GES U.S. revenue decreased $24.9 million or 2.9%, primarily due to negative show rotation of approximately $27 million and certain non-recurring business produced in 2017, offset in part by U.S. base same-show revenue growth of 2.8%. Base same-show revenue represented 33.8% of 2018 GES U.S. revenue.

GES U.S. operating income decreased $9.4 million or 26.8%, primarily due to lower revenue and selective investments in additional resources to capitalize on continued growth opportunities, offset in part by lower performance-based compensation.

GES International

GES International revenue decreased $1.6 million or 0.6%, primarily due to negative show rotation of approximately $8 million and certain non-recurring business produced in 2017, offset in part by a favorable FX Impact of $7.7 million and new business wins. Organic revenue* decreased $9.3 million or 3.3%.

GES International operating income decreased $1.7 million or 10.9%, primarily due to lower revenue, offset in part by lower performance-based compensation. Organic operating income* decreased $2.1 million or 13.6%.

* Refer to footnote (1) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating income.

2019 Outlook

Although GES has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth, however, we have experienced declines in certain retail-sector events and auto shows.

For 2019, we expect GES’ revenue to be up low-single digits from 2018. Show rotation is expected to have a net negative impact on GES’ revenue of approximately $25 million compared to 2018. We expect GES U.S. base same-show revenue to increase at a low single digit rate. We anticipate an unfavorable FX Impact of approximately $5.5 million on GES’ 2019 full year revenue and no impact on GES’ segment operating income. The expected FX Impact assumes that the U.S. dollar to the British pound exchange rate will be $1.30 and the U.S. dollar to the Canadian dollar exchange rate will be $0.77 during 2019. For more information about segment operating income, see the “Non-GAAP Measures” section of this MD&A.

We expect to improve our audio-visual capacity planning across the U.S. to ensure we are able to deploy the right equipment in the right place at the right time to minimize the cost of cross-rentals. We are accomplishing this through system integration and expansion of our asset base. We are also opening a new facility in Phoenix that will enable us to more efficiently service shows in Las Vegas and other western cities and re-directing our efforts and select resources toward corporate events and conferences where we can more effectively leverage our full service capabilities.

We are currently working with the Chicago Teamsters union leadership to finalize the terms of a new collective-bargaining agreement that includes a partial withdrawal from the Central States pension plan, which we expect to result in a charge of approximately $14 million.

We are executing a strategic growth plan to position GES as the preferred global, full-service provider for Live Events. We continue to pursue additional opportunities to acquire businesses with proven products and services to create the most comprehensive suite of services for the Live Events industry. We are making selective investments in additional resources to capitalize on continued growth opportunities in the under-penetrated category of corporate events and in cross-selling new services.

Additionally, we remain focused on improving GES’ profitability through continued efforts to effectively manage labor costs by driving productivity gains through rigorous and strategic pre-show planning and on-site labor management. Improving labor productivity is a top priority as we continue to develop and enhance tools to support and systematize show site labor planning, measurement, and benchmarking.

2017 compared with 2016

The following table provides a comparison of GES’ reported revenue and segment operating income (loss) to organic revenue(3) and organic segment operating income (loss)(3) for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017				Year Ended December 31, 2016			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue:
GES:
U.S.	$872,154	$72,441	$—	$799,713	$826,408	$30,737	$795,671	5.5%	0.5%
International	282,712	917	(7,256)	289,051	248,503	—	248,503	13.8%	16.3%
Intersegment eliminations	(21,769)	—	—	(21,769)	(20,172)	—	(20,172)	(7.9)%	(7.9)%
Total GES	$1,133,097	$73,358	$(7,256)	$1,066,995	$1,054,739	$30,737	$1,024,002	7.4%	4.2%
Segment operating income (loss)(4):
GES:
U.S.	$35,219	$(5,043)	$—	$40,262	$41,358	$(764)	$42,122	(14.8)%	(4.4)%
International	15,512	(930)	(143)	16,585	9,737	—	9,737	59.3%	70.3%
Total GES	$50,731	$(5,973)	$(143)	$56,847	$51,095	$(764)	$51,859	(0.7)%	9.6%
(1)	Acquisitions include ON Services (acquired August 2016) for GES U.S. and Poken (acquired March 2017) for GES International and GES U.S.

(2)	To maximize synergies, GES’ existing in-house audio-visual services team was merged into ON Services. Accordingly, GES U.S. acquisitions include results from the existing in-house audio-visual team.
(3)

Organic revenue and organic segment operating income are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating income, see the “Non-GAAP Measures” section of this MD&A.

(4)

Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

GES U.S.

GES U.S. revenue increased $45.7 million or 5.5%, primarily due to incremental revenue of $41.7 million mainly from the ON Services acquisition and, to a lesser degree, the Poken acquisition, base same-show revenue growth of 4.8%, and new business wins, offset in part by a low margin contract that expired in 2016 and was not renewed and negative show rotation of approximately $11 million. Base same-show revenue represented 35.4% of 2017 GES U.S. organic revenue*. Organic revenue* increased $4.0 million or 0.5%.

GES U.S. operating income decreased $6.1 million or 14.8%, primarily due to a less favorable mix of revenue, additional depreciation and amortization expense from the ON Services acquisition and cost increases, offset in part by lower performance-based compensation and income of $2.8 million from a favorable contract settlement. Organic operating income* decreased $1.9 million or 4.4%.

GES International

GES International revenue increased $34.2 million or 13.8%, primarily due to new business wins, same-show growth, and positive show rotation of approximately $3 million, offset in part by an unfavorable FX Impact of $7.3 million. Organic revenue* increased $40.5 million or 16.3%.

GES International operating income increased $5.8 million or 59.3%, primarily due to higher revenue. Organic operating income* increased $6.8 million or 70.3%.

* Refer to footnote (3) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating income (loss).

Pursuit

2018 compared with 2017

The following table provides a comparison of Pursuit’s reported revenue and segment operating income to organic revenue(3) and organic segment operating income (loss)(3) for the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018				Year Ended December 31, 2017			Change
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue(1):
Pursuit:
Attractions	$103,830	$—	$(1,566)	$105,396	$98,525	$—	$98,525	5.4%	7.0%
Hospitality	64,620	—	(265)	64,885	57,852	—	57,852	11.7%	12.2%
Transportation	14,070	—	(47)	14,117	13,873	—	13,873	1.4%	1.8%
Travel Planning	4,375	—	(14)	4,389	4,664	—	4,664	(6.2)%	(5.9)%
Intra-Segment Eliminations & Other	(1,608)	—	14	(1,622)	(1,046)	—	(1,046)	(53.7)%	(55.1)%
Total Pursuit	$185,287	$—	$(1,878)	$187,165	$173,868	$—	$173,868	6.6%	7.6%

Segment operating income (loss)(4):
Total Pursuit	$48,915	$(862)	$(1,583)	$51,360	$47,867	$(125)	$47,992	2.2%	7.0%

(1)

Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities in the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.

(2)	Acquisitions include FlyOver Iceland (acquired November 2017).
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

(4)

Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

Pursuit revenue increased $11.4 million or 6.6%, primarily driven by revenue management and investments to refresh Pursuit’s attraction and hospitality portfolio, as well as the re-opening of the Mount Royal Hotel, offset in part by an unfavorable FX Impact of $1.9 million. Organic revenue* increased $13.3 million or 7.6%.

Pursuit operating income increased $1.0 million or 2.2%, primarily due to the increase in revenue, offset in part by additional depreciation expense related to the reconstruction of the Mount Royal Hotel and other costs to support the continued growth of the business and an unfavorable FX impact of $1.6 million. Organic operating income* increased $3.4 million or 7.0%.

* Refer to footnote (3) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating income.

2019 Outlook

For 2019, we expect Pursuit’s revenue to increase 15% to 17%. We expect Pursuit’s growth to be fueled primarily by investments to support our Refresh-Build-Buy strategy, which we expect to contribute incremental revenue of approximately $15 million to $17 million during 2019. We expect to incur start-up costs related to the development of our FlyOver Iceland attraction, which is scheduled to open in July 2019, of approximately $1 million during the first six months of 2019. We anticipate a favorable FX Impact of approximately $0.5 million on both Pursuit’s 2019 revenue and segment operating income.

2017 compared with 2016

The following table provides a comparison of Pursuit’s reported revenue and segment operating income to organic revenue(2)  and organic segment operating income(2) for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017				Year Ended December 31, 2016			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Pursuit:
Attractions	$98,525	$23,517	$1,266	$73,742	$65,945	$13,698	$52,247	49.4%	41.1%
Hospitality	57,852	13,279	232	44,341	59,757	12,834	46,923	(3.2)%	(5.5)%
Transportation	13,873	—	211	13,662	11,833	—	11,833	17.2%	15.5%
Travel Planning	4,664	1,264	26	3,374	17,631	1,540	16,091	(73.5)%	(79.0)%
Intra-Segment Eliminations & Other	(1,046)	—	(59)	(987)	(1,802)	—	(1,802)	42.0%	45.2%
Total Pursuit	$173,868	$38,060	$1,676	$134,132	$153,364	$28,072	$125,292	13.4%	7.1%

Segment operating income(3):
Total Pursuit	$47,867	$5,819	$710	$41,338	$35,759	$6,000	$29,759	33.9%	38.9%
(1)	Acquisitions include CATC (acquired March 2016), FlyOver Canada (acquired December 2016), and FlyOver Iceland (acquired November 2017).

(2)

Organic revenue and organic segment operating income are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating income, see the “Non-GAAP Measures” section of this MD&A.

(3)

Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

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

Pursuit operating income increased $12.1 million or 33.9%, primarily due to the increase in revenue from high-margin attractions. Operating income included a $2.5 million business interruption gain for the recovery of lost profits from the Mount Royal Hotel in 2017. Organic operating income* increased $11.6 million or 38.9%.

* Refer to footnote (2) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating income.

Performance Measures

We evaluate the performance of Pursuit’s attractions business utilizing the number of passengers, total attractions revenue per passenger, and effective ticket price. The number of passengers allows us to assess the volume of visitor activity at each attraction during the period. Total attractions revenue per passenger is calculated as total attractions revenue divided by the total number of passengers at all Pursuit attractions during the period. Total attractions revenue includes ticket sales and ancillary revenue generated by attractions, such as food and beverage and retail revenue. Total attractions revenue per passenger measures the total spend per visitor that attraction properties are able to capture, which is important to the profitability of the attractions business. Effective ticket price is calculated as revenue from the sale of attraction tickets divided by the total number of passengers at all Pursuit attractions during the period.

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

2018 compared with 2017

The following table provides Pursuit’s same-store key performance indicators for the years ended December 31, 2018 and 2017. The same-store metrics indicate the performance of all Pursuit’s properties and attractions that we owned and operated at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. We believe this same-store constant currency basis provides better comparability between reporting periods.

	Year Ended December 31,
	2018	2017	% Change
Same-Store Key Performance Indicators (1)
Attractions:
Passengers	2,443,624	2,483,146	(1.6)%
Revenue per passenger	$42	$39	7.7%
Effective ticket price	$34	$32	6.3%
Hospitality:
Room nights available	230,710	231,030	(0.1)%
RevPAR	$142	$138	2.9%
ADR	$201	$194	3.6%
Occupancy	70.7%	71.0%	(0.3)%
(1)	Same-Store Key Performance Indicators exclude the Mount Royal Hotel hospitality property, which was closed from December 2016 through June 2018 due to fire damage.

Attractions. The decrease in same-store passengers during 2018 was primarily due to forest fires that affected tourism in Banff and Jasper National Parks. Poor air quality and visibility due to smoke resulted in lower year-on-year passenger volumes at certain of our attractions. The increase in revenue per passenger and effective ticket price during 2018 was primarily driven by our revenue management efforts.

Hospitality. The increase in RevPAR during 2018 was primarily due to stronger ADR, offset in part by lower occupancy during 2018 driven by forest fires that reduced occupancy at certain hospitality properties near Glacier National Park. The increase in ADR was primarily driven by our revenue management and refresh efforts.

During 2018, Pursuit derived approximately 65% of its revenue and 87% of its segment operating income from its Canadian operations, which are largely dependent on foreign customer visitation. Accordingly, the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations.

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

	Year Ended December 31,
	2017	2016	% Change
Same-Store Key Performance Indicators (1)
Attractions:
Passengers	1,793,779	1,594,508	12.5%
Revenue per passenger	$42	$33	27.3%
Effective ticket price	$33	$28	17.9%
Hospitality:
Room nights available	181,242	179,420	1.0%
RevPAR	$126	$118	6.8%
ADR	$180	$171	5.3%
Occupancy	70.2%	69.2%	1.0%

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

Business Interruption Gain

	Year Ended December 31,
(in thousands)	2018	2017	2016	Percentage Change 2018 vs. 2017	Percentage Change 2017 vs. 2016
Business interruption gain	$602	$2,692	$—	(77.6)%	**

** Change is greater than +/- 100%.

Business interruption gains are related to the recovery of lost profits from the Mount Royal Hotel, which was damaged by a fire and closed from December 2016 through June 2018.

Corporate Activities

	Year Ended December 31,
(in thousands)	2018	2017	2016	Percentage Change 2018 vs. 2017	Percentage Change 2017 vs. 2016
Corporate activities	$10,993	$12,396	$9,592	(11.3)%	29.2%

The decrease in corporate activities during 2018, as compared to 2017, was primarily due to a decrease in performance-based compensation expense. The increase in corporate activities during 2017, as compared to 2016, was primarily due to an increase in performance-based compensation expense driven by our common stock price appreciation relative to December 31, 2016.

Interest Expense

	Year Ended December 31,
(in thousands)	2018	2017	2016	Percentage Change 2018 vs. 2017	Percentage Change 2017 vs. 2016
Interest expense	$9,640	$8,304	$5,898	16.1%	40.8%
The increase in interest expense was primarily due to higher debt balances.

Other Expense

	Year Ended December 31,
(in thousands)	2018	2017	2016	Percentage Change 2018 vs. 2017	Percentage Change 2017 vs. 2016
Other expense	$1,744	$2,028	$1,656	(14.0)%	22.5%

On January 1, 2018, we adopted ASU 2017-07, which requires retrospective adoption. As a result, we recorded the nonservice cost component of net periodic benefit cost within other expense for 2018, and we reclassified $2.0 million for 2017 and $1.7 million for 2016 from operating expenses to other expense to conform to current period presentation. Refer to Note 1 – Overview and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for further information.

Restructuring Charges

	Year Ended December 31,
(in thousands)	2018	2017	2016	Percentage Change 2018 vs. 2017	Percentage Change 2017 vs. 2016
Restructuring charges	$1,587	$1,004	$5,183	58.1%	(80.6)%

Restructuring charges during 2018 were primarily related to the elimination of certain positions and facility consolidations in GES and Pursuit. Restructuring charges during 2017 and 2016 were primarily related to the elimination of certain positions and facility consolidations in GES, as well as the elimination of certain positions at our corporate office and at Pursuit.

Impairment Charges (Recoveries)

	Year Ended December 31,
(in thousands)	2018	2017	2016	Percentage Change 2018 vs. 2017	Percentage Change 2017 vs. 2016
Impairment charges (recoveries), net	$(35)	$(29,098)	$218	99.9%	**

** Change is greater than +/- 100%.

On December 29, 2016, the Mount Royal Hotel was damaged by a fire and closed. During July 2017, we resolved our property and business interruption insurance claims related to the fire for a total of $36.3 million.  We allocated $2.2 million to an insurance receivable, $29.3 million was recorded as an impairment recovery (partially offset by impairment charges of $0.2 million) related to construction costs to re-open the hotel, $2.5 million was recorded as a business interruption gain for the recovery of lost profits, $1.3 million was recorded as contra-expense to offset non-capitalizable costs we incurred, and the remaining $1.0 million was deferred and recognized during the first half of 2018 when the business interruption losses were actually incurred.

Income Tax Expense

	Year Ended December 31,
(in thousands)	2018	2017	2016	Percentage Change 2018 vs. 2017	Percentage Change 2017 vs. 2016
Income tax expense	$17,095	$45,898	$21,250	(62.8)%	**

** Change is greater than +/- 100%.

We recorded a $3.1 million tax benefit during 2018 and a $16.1 million tax charge during 2017 related to the estimated impact of the Tax Act. Excluding the $3.1 million tax benefit in 2018, our effective tax rate was 31% for the year ended December 31, 2018. Excluding the $16.1 million charge, our effective tax rate was 29% for the year ended December 31, 2017. The increase in the effective tax rate is due to our mix of domestic versus foreign income, which is taxed at higher rates, a $0.9 million increase to our valuation allowance for foreign net operating losses, increased non-deductible expenses, and a higher effective state tax rate.

Discontinued Operations

	Year Ended December 31,
(in thousands)	2018	2017	2016	Percentage Change 2018 vs. 2017	Percentage Change 2017 vs. 2016
Income (loss) from discontinued operations	$1,481	$(268)	$(684)	**	60.8%

** Change is greater than +/- 100%.

The income from discontinued operations during 2018 was primarily related to favorable legal settlements related to previously sold operations, offset in part by legal expenses associated with previously sold operations. The loss from discontinued operations during 2017 was primarily related to legal expenses associated with previously sold operations, offset in part by a reduction in an uncertain tax position due to the lapse of statute and the reduction of certain reserves. The loss from discontinued operations during 2016 was primarily related to liability reserve adjustments and legal fees related to previously sold operations.

Liquidity and Capital Resources

Cash and cash equivalents were $44.9 million as of December 31, 2018, as compared to $53.7 million as of December 31, 2017. During the year ended December 31, 2018, we generated net cash flow from operating activities of $90.6 million. We believe that our existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of December 31, 2018, approximately $44.4 million of our cash and cash equivalents was held outside of the United States, consisting of $19.2 million in Canada, $9.9 million in the United Kingdom, $7.0 million in the Netherlands, $5.4 million in the United Arab Emirates, and $1.7 million in certain other countries. In addition, there was $1.2 million in Iceland related to our investment in Esja, which will be used to develop the FlyOver Iceland attraction.

Cash Flows

Operating Activities

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net income	$49,395	$58,184	$42,795
Depreciation and amortization	56,842	55,114	42,743
Deferred income taxes	5,350	26,049	7,672
(Income) loss from discontinued operations	(1,481)	268	684
Impairment charges (recoveries)	(35)	(29,098)	218
Other non-cash items	11,236	18,422	19,239
Changes in assets and liabilities	(30,712)	(16,716)	(13,033)
Net cash provided by operating activities	$90,595	$112,223	$100,318

2018 compared with 2017

Net cash provided by operating activities decreased $21.6 million, primarily due to a decrease in deferred income tax expense and unfavorable changes in working capital.

2017 compared with 2016

Net cash provided by operating activities increased $11.9 million, primarily from results of operations.

Investing Activities

	Year Ended December 31,
(in thousands)	2018	2017	2016
Capital expenditures	$(83,345)	$(56,621)	$(49,815)
Proceeds from insurance	—	31,570	—
Cash paid for acquired businesses, net	(4,628)	(1,501)	(195,989)
Proceeds from dispositions of property and other assets	925	947	1,166
Net cash used in investing activities	$(87,048)	$(25,605)	$(244,638)

2018 compared with 2017

Net cash used in investing activities increased $61.4 million, primarily due to an increase in capital expenditures in 2018. In addition, we received $31.6 million of Mount Royal Hotel fire-related insurance proceeds in 2017.

2017 compared with 2016

Net cash used in investing activities decreased $219.0 million, primarily due to cash payments, net of cash acquired, in 2016 of $196.0 million for the ON Services, FlyOver Canada, CATC, and Maligne Lake Tours acquisitions, and the Mount Royal Hotel fire-related insurance proceeds received in 2017, offset in part by an increase in capital expenditures.

Financing Activities

	Year Ended December 31,
(in thousands)	2018	2017	2016
Proceeds from borrowings	$146,580	$90,004	$229,701
Payments on debt and capital lease obligations	(128,211)	(135,801)	(108,915)
Dividends paid on common stock	(8,154)	(8,160)	(8,111)
Debt issuance costs	(1,823)	(5)	(336)
Common stock purchased for treasury	(18,383)	(2,119)	(722)
Acquisition of business - deferred consideration	—	—	(130)
Proceeds from exercise of stock options	84	—	—
Other	—	—	95
Net cash provided by (used in) financing activities	$(9,907)	$(56,081)	$111,582

2018 compared with 2017

Net cash used in financing activities decreased $46.2 million primarily due to net debt proceeds of $18.4 million during 2018 compared to net debt payments of $45.8 million during 2017, offset in part by the repurchase of treasury shares of $18.4 million in 2018 compared to $2.1 million in 2017.

2017 compared with 2016

The change in net cash provided by (used in) financing activities was primarily due to net debt payments of $45.8 million during 2017 compared to net debt proceeds of $120.8 million during 2016 related to the ON Services, CATC, and FlyOver Canada acquisitions completed in 2016 and an increase in cash used for common stock repurchases of $1.4 million in 2017.

Debt and Capital Lease Obligations

Refer to Note 12 – Debt and Capital Lease Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for further discussion.

Guarantees

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for further discussion.

Share Repurchases

Our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. During 2018, we repurchased 340,473 shares on the open market for $17.2 million. No shares were repurchased on the open market during 2017 or 2016. As of December 31, 2018, 100,067 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date. We repurchased 22,358 shares for $1.2 million in 2018, 41,532 shares for $2.1 million during 2017, and 25,432 shares for $0.7 million during 2016 related to tax withholding requirements on vested share-based awards.

Effective February 7, 2019, our Board of Directors approved an additional 500,000 shares to repurchase, bringing our total authorized shares remaining to 600,067.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2018.

		Payments due by period
(in thousands)	Total	2019	2020-2021	2022-2023	Thereafter
Revolver borrowings	$227,792	$227,792	$—	$—	$—
Operating leases	87,593	28,671	36,136	14,481	8,305
Pension and postretirement benefits (1)	33,866	4,117	6,873	6,864	16,012
Purchase obligations (2)	47,616	42,859	3,338	1,419	—
Capital lease obligations	4,639	1,624	2,163	782	70
Total contractual obligations (3)	$401,506	$305,063	$48,510	$23,546	$24,387
(1)

Estimated contributions related to multi-employer benefit plans are excluded from the table above. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for further information.

(2)

Purchase obligations primarily represent payments due under various licensing agreements and commitments related to consulting and other contracted services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(3)

Aggregate self-insurance liabilities are excluded from the table above as the timing and amounts of future cash outflows are uncertain. Redeemable noncontrolling interest is also excluded from the above table as the redemption value of the put option and the timing and amounts of future cash outflows is uncertain. Refer to Note 10 – Other Current Liabilities, Note 11 – Other Deferred Items and Liabilities, and Note 22 – Redeemable Noncontrolling Interest of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for further information.

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Additionally, our business contributes to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering our union-represented employees. Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for further information.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements with unconsolidated special-purpose or other entities that would materially affect our financial position, results of operations, liquidity, or capital resources. Furthermore, we do not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk, or credit risk support; or engage in leasing or other services that may expose us to liability or risks of loss that are not reflected in the consolidated financial statements and related notes. Refer to Note 12 – Debt and Capital Lease Obligations, Note 20 – Leases and Other, and Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for further information.

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

Revenue recognition — Revenue is measured based on a specified amount of consideration in a contract with a customer, net of commissions paid to customers and amounts collected on behalf of third parties. We recognize revenue when a performance obligation is satisfied by transferring control of a product or service to a customer.

GES’ service revenue is primarily derived through its comprehensive range of services to event organizers and corporate brand marketers including Core Services, Audio-Visual, and Event Technology. GES’ service revenue is earned over time over the duration of the exhibition, conference or corporate event, which generally lasts one to three days; however, we use the practical expedient of recognizing service revenue at the close of the event when we have the right to invoice. GES’ product revenue is derived from the build of exhibits and environments and graphics. GES’ product revenue is recognized at a point in time upon delivery of the product.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties, and different assumptions could lead to materially different results. As of December 31, 2018, our aggregate goodwill was $261.3 million. As a result of our most recent impairment analysis performed as of October 31, 2018, the excess of the estimated fair value over the carrying value for each of our reporting units (expressed as a percentage of the carrying amounts) under step one of the impairment test for GES U.S. was 148%, GES EMEA was 243%, GES Canada was 282%, Banff Jasper Collection was 141%, the Alaska Collection was 52%, the Glacier Park Collection was 20%, and FlyOver was 51%. Significant reductions in our expected future revenue, operating income, or cash flow forecasts and projections, or an increase in a reporting unit’s cost of capital, could trigger additional goodwill impairment testing, which may result in impairment charges.

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

Related to our 2016 acquisition of ON Services, we have experienced a longer than anticipated integration that resulted in operational inefficiencies and operating performance below our expectations. We believe that the integration challenges are not indicative of future operations and we determined there were no indicators of impairment as of December 31, 2018. We will continue to review the financial performance of ON Services in future quarters as new information becomes available. Changes to our assumptions or circumstances may result in impairment charges in the future.

Income taxes — We are required to estimate and record provisions for income taxes in each of the jurisdictions in which we operate. Accordingly, we must estimate our actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in the Consolidated Balance Sheets. We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. We had gross deferred tax assets of $36.5 million as of December 31, 2018 and $38.1 million as of December 31, 2017.

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

We record uncertain tax positions on the basis of a two-step process: first we determine whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position; and, if so, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

Pension and postretirement benefits — Our pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. We presently anticipate contributing $1.0 million to our funded pension plans and $1.2 million to our unfunded pension plans in 2019.

We have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the employees’ service period. In addition, we retain the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, we expect to contribute $1.2 million to the plans in 2019.

The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review, and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for further information.

Share-based compensation — We grant share-based compensation awards to our officers, directors, and certain key employees under our 2017 Viad Corp Omnibus Incentive Plan, which has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards.

Share-based compensation expense recognized in the consolidated financial statements was $4.9 million in 2018, $11.0 million in 2017, and $8.0 million in 2016, and the total tax benefits related to such costs were $1.2 million in 2018, $4.1 million in 2017, and $3.0 million in 2016. No share-based compensation costs were capitalized during 2018, 2017, or 2016.

The fair value of restricted stock awards is based on our stock price on the grant date. Liability-based awards are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals, where applicable, and are remeasured on each balance sheet date based on our stock price, and the Monte Carlo simulation model, until the time of settlement. The Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation between our stock price and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term. Equity-based awards (including performance units) are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals, until the time of settlement. We use the Black-Scholes option pricing model and key assumptions to determine the fair value of each stock option grant. These assumptions include our expected stock price volatility, the expected period of time the stock option will remain outstanding (stock options have a ten-year life), the expected dividend yield on our common stock, and the risk-free interest rate. While we have not granted stock options since 2010, changes in the assumptions of any future grants could result in different estimates of the fair value of stock option grants, and consequently impact our future results of operations. Refer to Note 3 – Share-Based Compensation of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for further information.

Self-Insurance Liabilities — We are self-insured up to certain limits for workers’ compensation, automobile, product and general liability, property loss, and medical claims. We retained certain liabilities related to workers’ compensation and general liability insurance claims in conjunction with previously sold operations. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on historical experience, claims frequency, insurance coverage, and other factors. We purchased insurance for amounts in excess of the self-insured levels.

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Overview and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for further information.

Non-GAAP Measures

In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we also disclose the following non-GAAP financial measures: Segment operating income,  organic revenue, and organic segment operating income (collectively, the “Non-GAAP Measures”). Our use of Non-GAAP Measures is supplemental to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP. As not all companies use identical calculations, the Non-GAAP Measures may not be comparable to similarly titled measures used by other companies. We believe that our use of Non-GAAP Measures provides useful information to investors regarding our results of operations for trending, analyzing, and benchmarking our performance and the value of our business.

•

“Segment operating income” is net income attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment charges and recoveries, and the reduction for income attributable to noncontrolling interest. Segment operating income is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2018 Form 10-K) for a reconciliation of segment operating income to income from continuing operations before income taxes.

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

Non-GAAP Measures are considered useful operating metrics as they eliminate potential variations arising from taxes, debt service costs, impairment charges and recoveries, and the effects of discontinued operations, resulting in additional measures considered to be indicative of our ongoing operations and segment performance. Although we use Non-GAAP Measures to assess the performance of our business, the use of these measures is limited because these measures do not consider material costs, expenses, and other items necessary to operate our business. These items include debt service costs, expenses related to U.S. federal, state, local and foreign income taxes, impairment charges or recoveries, and the effects of discontinued operations. As the Non-GAAP Measures do not consider these items, you should consider net income attributable to Viad as an important measure of financial performance because it provides a more complete measure of our performance.

Forward-Looking Non-GAAP Financial Measure

We also provide segment operating income as a forward-looking Non-GAAP Measure within the “Results of Operations” section of this MD&A. We do not provide a reconciliation of this forward-looking Non-GAAP Measure to the most directly comparable GAAP financial measure because, due to variability and difficulty in making accurate forecasts and projections or certain information not being ascertainable or accessible, not all of the information necessary for a quantitative reconciliation of this forward-looking Non-GAAP Measure to the most directly comparable GAAP financial measure is available without unreasonable efforts. Consequently, any attempt to disclose such reconciliation would imply a degree of precision that investors could find confusing or misleading. It is probable that this forward-looking Non-GAAP Measure may be materially different from the corresponding GAAP measure.

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

Our foreign operations are primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $36.3 million as of December 31, 2018 and $12.0 million as of December 31, 2017. We recorded unrealized foreign currency translation losses in other comprehensive income of $24.3 million during of the year ended December 31, 2018 and foreign currency translation gains of $17.1 million during the year ended December 31, 2017, in each case, net of tax.

For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating income of our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our net earnings exposure arising from the translation of our foreign revenue and segment operating income. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this 2018 Form 10-K) for a discussion on the “Foreign Exchange Rate Variances”.

A hypothetical change of 10% in the Canadian dollar exchange rate would result in a change to 2018 operating income of approximately $4.7 million. A hypothetical change of 10% in the British pound exchange rate would result in a change to 2018 operating income of approximately $0.3 million. A hypothetical change of 10% in the Euro exchange rate would result in a change to 2018 operating income of approximately $0.5 million.

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of December 31, 2018 and 2017, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 8. Financial Statements and Supplementary Data

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2018	2017
Assets
Current assets
Cash and cash equivalents	$44,893	$53,723
Accounts receivable, net of allowances for doubtful accounts of $1,288 and $2,023, respectively	108,936	104,811
Inventories	16,629	17,550
Current contract costs	18,017	13,436
Other current assets	25,486	19,741
Total current assets	213,961	209,261
Property and equipment, net	333,847	305,571
Other investments and assets	42,910	48,187
Deferred income taxes	19,199	23,548
Goodwill	261,330	270,551
Other intangible assets, net	51,294	62,781
Total Assets	$922,541	$919,899
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$71,927	$77,380
Contract liabilities	33,476	31,981
Accrued compensation	22,668	30,614
Other current liabilities	32,258	40,154
Current portion of debt and capital lease obligations	229,416	152,599
Total current liabilities	389,745	332,728
Long-term debt and capital lease obligations	705	56,593
Pension and postretirement benefits	26,636	28,135
Other deferred items and liabilities	48,991	52,858
Total liabilities	466,077	470,314
Commitments and contingencies
Redeemable noncontrolling interest	5,909	6,648
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	575,339	574,458
Retained earnings	109,032	65,836
Unearned employee benefits and other	199	218
Accumulated other comprehensive loss	(47,975)	(22,568)
Common stock in treasury, at cost, 4,741,638 and 4,518,099 shares, respectively	(237,790)	(226,215)
Total Viad stockholders’ equity	436,207	429,131
Non-redeemable noncontrolling interest	14,348	13,806
Total stockholders’ equity	450,555	442,937
Total Liabilities and Stockholders’ Equity	$922,541	$919,899

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Revenue:
Services	$1,110,249	$1,132,424	$1,050,729
Products	185,935	174,541	154,241
Total revenue	1,296,184	1,306,965	1,204,970
Costs and expenses:
Costs of services	1,039,403	1,052,911	966,568
Costs of products sold	168,799	158,081	152,291
Business interruption gain	(602)	(2,692)	—
Corporate activities	10,993	12,396	9,592
Interest income	(354)	(319)	(1,165)
Interest expense	9,640	8,304	5,898
Other expense	1,744	2,028	1,656
Restructuring charges	1,587	1,004	5,183
Impairment charges (recoveries), net	(35)	(29,098)	218
Total costs and expenses	1,231,175	1,202,615	1,140,241
Income from continuing operations before income taxes	65,009	104,350	64,729
Income tax expense	17,095	45,898	21,250
Income from continuing operations	47,914	58,452	43,479
Income (loss) from discontinued operations	1,481	(268)	(684)
Net income	49,395	58,184	42,795
Net income attributable to non-redeemable noncontrolling interest	(542)	(523)	(526)
Net loss attributable to redeemable noncontrolling interest	317	46	—
Net income attributable to Viad	$49,170	$57,707	$42,269
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$2.33	$2.84	$2.12
Discontinued operations attributable to Viad common stockholders	0.07	(0.01)	(0.03)
Net income attributable to Viad common stockholders	$2.40	$2.83	$2.09
Weighted-average outstanding and potentially dilutive common shares	20,404	20,405	20,177
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$2.33	$2.84	$2.12
Discontinued operations attributable to Viad common stockholders	0.07	(0.01)	(0.03)
Net income attributable to Viad common stockholders	$2.40	$2.83	$2.09
Weighted-average outstanding common shares	20,168	20,146	19,990
Dividends declared per common share	$0.40	$0.40	$0.40
Amounts attributable to Viad common stockholders
Income from continuing operations	$47,689	$57,975	$42,953
Income (loss) from discontinued operations	1,481	(268)	(684)
Net income	$49,170	$57,707	$42,269

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net income	$49,395	$58,184	$42,795
Other comprehensive income (loss):
Unrealized gains on investments, net of tax effects of $0, $121, and $47	—	195	75
Unrealized foreign currency translation adjustments, net of tax	(24,306)	17,058	(5,827)
Change in net actuarial gain (loss), net of tax effects of $305, $163, and $617	1,236	344	894
Change in prior service cost, net of tax effects of $(52), $(473), and $(219)	(153)	(774)	(357)
Comprehensive income	26,172	75,007	37,580
Comprehensive income attributable to non-redeemable noncontrolling interest	(542)	(523)	(526)
Comprehensive loss attributable to redeemable noncontrolling interest	317	46	—
Comprehensive income attributable to Viad	$25,947	$74,530	$37,054

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock	Additional Capital	Retained Earnings (Deficit)	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2015	$37,402	$576,523	$(17,866)	$109	$(34,176)	$(239,411)	$322,581	$12,757	$335,338
Net income	—	—	42,269	—	—	—	42,269	526	42,795
Dividends on common stock ($0.40 per share)	—	—	(8,111)	—	—	—	(8,111)	—	(8,111)
Common stock purchased for treasury	—	—	—	—	—	(722)	(722)	—	(722)
Employee benefit plans	—	(5,251)	—	—	—	9,172	3,921	—	3,921
Share-based compensation - equity awards	—	2,525	—	—	—	—	2,525	—	2,525
Tax expense from share-based compensation	—	95	—	—	—	—	95	—	95
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(5,827)	—	(5,827)	—	(5,827)
Unrealized gain on investments, net of tax	—	—	—	—	75	—	75	—	75
Amortization of net actuarial gain, net of tax	—	—	—	—	894	—	894	—	894
Amortization of prior service cost, net of tax	—	—	—	—	(357)	—	(357)	—	(357)
Other, net	—	(51)	(1)	63	—	1	12	—	12
Balance, December 31, 2016	37,402	573,841	16,291	172	(39,391)	(230,960)	357,355	13,283	370,638
Net income	—	—	57,707	—	—	—	57,707	523	58,230
Dividends on common stock ($0.40 per share)	—	—	(8,160)	—	—	—	(8,160)	—	(8,160)
Common stock purchased for treasury	—	—	—	—	—	(2,119)	(2,119)	—	(2,119)
Employee benefit plans	—	(2,687)	—	—	—	6,864	4,177	—	4,177
Share-based compensation - equity awards	—	3,623	—	—	—	—	3,623	—	3,623
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	17,058	—	17,058	—	17,058
Unrealized gain on investments, net of tax	—	—	—	—	195	—	195	—	195
Amortization of net actuarial loss, net of tax	—	—	—	—	344	—	344	—	344
Amortization of prior service cost, net of tax	—	—	—	—	(774)	—	(774)	—	(774)
Other, net	—	(319)	(2)	46	—	—	(275)	—	(275)
Balance, December 31, 2017	$37,402	$574,458	$65,836	$218	$(22,568)	$(226,215)	$429,131	$13,806	$442,937
Net income	—	—	49,170	—	—	—	49,170	542	49,712
Dividends on common stock ($0.40 per share)	—	—	(8,154)	—	—	—	(8,154)	—	(8,154)
Common stock purchased for treasury	—	—	—	—	—	(18,383)	(18,383)	—	(18,383)
Employee benefit plans	—	(1,905)	—	—	—	6,807	4,902	—	4,902
Share-based compensation - equity awards	—	2,849	—	—	—	—	2,849	—	2,849
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(24,306)	—	(24,306)	—	(24,306)
Amortization of net actuarial loss, net of tax	—	—	—	—	1,236	—	1,236	—	1,236
Amortization of prior service cost, net of tax	—	—	—	—	(153)	—	(153)	—	(153)
Adoption of ASU 2016-01	—	—	616	—	(616)	—	—	—	—
Adoption of ASU 2018-02	—	—	1,568	—	(1,568)	—	—	—	—
Other, net	—	(63)	(4)	(19)	—	1	(85)	—	(85)
Balance, December 31, 2018	$37,402	$575,339	$109,032	$199	$(47,975)	$(237,790)	$436,207	$14,348	$450,555

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$49,395	$58,184	$42,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,842	55,114	42,743
Deferred income taxes	5,350	26,049	7,672
(Income) loss from discontinued operations	(1,481)	268	684
Restructuring charges	1,587	1,004	5,183
Impairment charges (recoveries)	(35)	(29,098)	218
(Gains) losses on dispositions of property and other assets	473	1,420	(54)
Share-based compensation expense	4,870	10,969	8,038
Excess tax benefit from share-based compensation arrangements	—	—	(95)
Other non-cash items, net	4,306	5,029	6,167
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(6,200)	(2,338)	(9,358)
Inventories	(1,573)	121	149
Current contract costs	(4,976)	2,544	(2,795)
Accounts payable	(1,645)	7,546	1,770
Restructuring liabilities	(1,716)	(1,954)	(3,866)
Accrued compensation	(12,818)	(5,152)	(353)
Contract liabilities	3,677	(11,314)	7,906
Income taxes payable	(7,696)	5,820	(4,630)
Other assets and liabilities, net	2,235	(11,989)	(1,856)
Net cash provided by operating activities	90,595	112,223	100,318
Cash flows from investing activities
Capital expenditures	(83,345)	(56,621)	(49,815)
Proceeds from insurance	—	31,570	—
Cash paid for acquired businesses, net	(4,628)	(1,501)	(195,989)
Proceeds from dispositions of property and other assets	925	947	1,166
Net cash used in investing activities	(87,048)	(25,605)	(244,638)
Cash flows from financing activities
Proceeds from borrowings	146,580	90,004	229,701
Payments on debt and capital lease obligations	(128,211)	(135,801)	(108,915)
Dividends paid on common stock	(8,154)	(8,160)	(8,111)
Debt issuance costs	(1,823)	(5)	(336)
Common stock purchased for treasury	(18,383)	(2,119)	(722)
Excess tax benefit from share-based compensation arrangements	—	—	95
Acquisition of business - deferred consideration	—	—	(130)
Proceeds from exercise of stock options	84	—	—
Net cash provided by (used in) financing activities	(9,907)	(56,081)	111,582
Effect of exchange rate changes on cash and cash equivalents	(2,470)	2,286	(2,893)
Net change in cash and cash equivalents	(8,830)	32,823	(35,631)
Cash and cash equivalents, beginning of year	53,723	20,900	56,531
Cash and cash equivalents, end of year	$44,893	$53,723	$20,900

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Overview and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Viad and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

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

GES

GES is a global, full-service live events company that produces exhibitions, conferences, corporate events, and consumer events. GES offers a comprehensive range of live event services and a full suite of audio-visual services from creative and technology to content and design, along with registration, data analytics, engagement, and online tools powered by next generation technologies that help clients easily manage the complexities of their events.

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

Pursuit

Pursuit is a collection of inspiring and unforgettable travel experiences in Alaska and Montana in the United States and in Banff, Jasper, and Vancouver in Canada, and scheduled to open in July 2019, Reykjavik, Iceland. Pursuit’s collections include world-class recreational attractions, unique hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services. Pursuit comprises the Banff Jasper Collection; the Alaska Collection; the Glacier Park Collection, and FlyOver.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with remaining maturities when purchased of three months or less. Cash and cash equivalents consist of cash and bank demand deposits and money market funds. Investments in money market funds are classified as available-for-sale and carried at fair value.

Allowances for Doubtful Accounts

Allowances for doubtful accounts reflect the best estimate of probable losses inherent in the accounts receivable balance. The allowances for doubtful accounts, including a sales allowance for discounts at the time of sale, are based upon an evaluation of the aging of receivables, historical trends, and the current economic environment.

Inventories

Inventories, which consist primarily of exhibit design and construction materials and supplies, as well as retail inventory, are stated at the lower of cost (first-in, first-out and specific identification methods) or net realizable value.

Contract Costs

We adopted Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”) on January 1, 2018. Pursuant to Topic 606, GES capitalizes certain incremental costs incurred in obtaining and fulfilling contracts. Capitalized costs principally relate to direct costs of materials and services incurred in fulfilling services of future exhibitions, conferences, and events, and also include up-front incentives and commissions incurred upon contract signing. Costs associated with preliminary contract activities (i.e. proposal activities) are expensed as incurred. Capitalized contract costs are expensed upon the transfer of the related goods or services and are included in cost of services or cost of products sold, as applicable. The deferred incremental costs of obtaining and fulfilling contracts are included in the Consolidated Balance Sheets under the captions “Current contract costs” and “Other investments and assets.”  Prior to the adoption of Topic 606, these amounts were reported in inventories under “Work in process.”

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

Cash Surrender Value of Life Insurance

We have Company-owned life insurance contracts that are intended to fund the cost of certain employee compensation and benefit programs. These contracts are carried at cash surrender value, net of outstanding policy loans. The cash surrender value represents the amount of cash we could receive if the policies were discontinued before maturity. The changes in the cash surrender value of the policies, net of insurance premiums, are included as a component of “Costs of services” in the Consolidated Statements of Operations.

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

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 54.5% equity ownership interest in Esja Attractions ehf. (“Esja”). The Esja shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to retained earnings and is included in our earnings per share. Refer to Note 22 – Redeemable Noncontrolling Interest for additional information.

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

Revenue Recognition

We adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers (“Topic 606”) on January 1, 2018. Upon the adoption of Topic 606, revenue is measured based on a specified amount of consideration in a contract with a customer, net of commissions paid to customers and amounts collected on behalf of third parties. We recognize revenue when a performance obligation is satisfied by transferring control of a product or service to a customer.

GES’ service revenue is primarily derived through its comprehensive range of services to event organizers and corporate brand marketers including Core Services, Event Technology, and Audio-Visual. GES’ service revenue is earned over time over the duration of the exhibition, conference or corporate event, which generally lasts one to three days; however, we use the practical expedient in Topic 606 of recognizing service revenue at the close of the event when we have the right to invoice. GES’ product revenue is derived from the build of exhibits and environments and graphics. GES’ product revenue is recognized at a point in time upon delivery of the product.

Pursuit’s service revenue is derived through its admissions, accommodations, transportation, and travel planning services. Pursuit’s product revenue is derived through food and beverage and retail sales. Pursuit’s revenue is recognized at the time services are performed or upon delivery of the product. Pursuit’s service revenue is recognized over time as the customer simultaneously receives and consumes the benefits. Pursuit’s product revenue is recognized at a point in time.

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

On December 29, 2016, the Mount Royal Hotel was damaged by a fire and closed. During the fourth quarter of 2016, we recorded an asset impairment loss of $2.2 million and an offsetting impairment recovery (and related insurance receivable) as the losses related to the fire were covered by our property and business interruption insurance. During July 2017, we resolved our property and business interruption insurance claims for a total of $36.3 million. We allocated $2.2 million to an insurance receivable, $29.3 million was recorded as an impairment recovery (partially offset by impairment charges of $0.2 million) related to construction costs to re-open the hotel, $2.5 million was recorded as a business interruption gain for the recovery of lost profits, $1.3 million was recorded as contra-expense to offset non-capitalizable costs incurred, and the remaining $1.0 million was deferred and recognized during the first half of 2018 when the business interruption losses were actually incurred.

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

Restricted stock awards vest three years from the date of grant. Share-based compensation expense is recognized using the straight-line method over the requisite service period of approximately three years.

Liability-based awards (including performance units and restricted stock units) are recorded at estimated fair value, based on the number of units expected to vest and where applicable, the level of achievement of predefined performance goals. These awards are remeasured on each balance sheet date based on our stock price, and the Monte Carlo simulation model, until the time of settlement. A Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation between our stock price and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term. To the extent earned, liability-based awards are settled in cash based on our stock price. Compensation expense related to liability-based awards is recognized ratably over the requisite service period of approximately three years.

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

January 1, 2019

We do not expect our Consolidated Statement of Operations to be materially impacted. The most significant impact will relate to facility and equipment leases, which are currently recorded as operating leases. Based on our leases in place as of December 31, 2018, we anticipate recognizing an additional right-of-use asset and lease liability on the balance sheet of approximately $72 million upon adoption of the standard effective January 1, 2019. We will adopt ASU 2018-11 using the optional transition method under which a cumulative adjustment to retained earnings is recorded in the period of adoption and prior periods are not restated.

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

January 1, 2018

We adopted this guidance prospectively in the first quarter of 2018 and recorded a cumulative-effect adjustment of $0.6 million from accumulated other comprehensive income (“AOCI”) to beginning retained earnings.

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

January 1, 2018

We early adopted this new guidance on January 1, 2018 on a prospective basis. As a result, the adoption reduced the complexity surrounding the analysis of goodwill impairment during our annual goodwill impairment test.

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

January 1, 2018

We adopted this new standard retrospectively on January 1, 2018. As a result, we recorded the nonservice cost component of net periodic benefit cost within other expense and reclassified from operating expenses (cost of services and corporate activities) to other expense $2.0 million for the year ended December 31, 2017 and $1.7 million for the year ended December 31, 2016 to conform to current period presentation. For additional details on the impact this adoption had on our results of operations, see the disclosures immediately following this table.

Standard	Description	Date of adoption	Effect on the financial statements
Standards Recently Adopted
ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

The amendment addresses the effect of the Tax Cuts and Jobs Act (the “Tax Act”) on items within AOCI. Under current GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in AOCI are adjusted, certain tax effects become stranded in AOCI. This amendment allows a reclassification from AOCI to retained earnings for stranded tax effects. Early adoption was permitted.

September 30, 2018

We early adopted this new standard. As a result, we reclassified the income tax effects of the Tax Act of $1.6 million from AOCI to retained earnings, with no net effect to total stockholders' equity. Refer to Note 17 – Income Taxes for additional information.

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

Upon issuance

In 2018, we finalized our analysis of the tax impacts of the Tax Act. We recorded a $3.1 million tax benefit during the third quarter of 2018 related to the impact of the Tax Act. This amount comprises a reduction to our estimated taxes for the deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits and for the corporate tax rate reduction attributable to the return to provision adjustment for deferred taxes. Refer to Note 17 – Income Taxes for additional information.

ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20) Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans	The amendment modifies and clarifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	December 31, 2018	We early adopted this new standard. The adoption of this new standard did not have a material impact on our consolidated financial statements and related disclosures.

Prior to January 1, 2018, we presented revenue in our Consolidated Statements of Operations in three separate line items as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Revenue:
Exhibition and event services	$967,352	$881,137
Exhibits and environments	165,745	170,469
Pursuit services	173,868	153,364
Total revenue	$1,306,965	$1,204,970

In connection with the adoption of Topic 606, we changed the presentation of revenue in our Consolidated Statements of Operations and now present total services revenue and total products revenue. As a result, we changed the prior reporting period to conform to the current period presentation as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Revenue:
Services	$1,132,424	$1,050,729
Products	174,541	154,241
Total revenue	$1,306,965	$1,204,970

As a result of the change in presentation of revenue in the Consolidated Statements of Operations, we also made the following conforming changes to the presentation of cost of services and cost of products. The following table also summarizes the impact of adopting ASU 2017-07 on our Consolidated Statements of Operations:

	Year Ended December 31, 2017
(in thousands)	As Previously Reported	Reclassifications to Conform with Revenue Presentation	ASU 2017-07	As Newly Reported
Cost of services	$1,050,547	$3,911	$(1,547)	$1,052,911
Cost of products	$161,992	$(3,911)	$—	$158,081
Corporate activities	$12,877	$—	$(481)	$12,396
Other expense	$—	$—	$2,028	$2,028

	Year Ended December 31, 2016
(in thousands)	As Previously Reported	Reclassifications to Conform with Revenue Presentation	ASU 2017-07	As Newly Reported
Cost of services	$954,667	$12,827	$(926)	$966,568
Cost of products	$165,118	$(12,827)	$—	$152,291
Corporate activities	$10,322	$—	$(730)	$9,592
Other expense	$—	$—	$1,656	$1,656

Note 2. Revenue and Related Contract Costs and Contract Liabilities

GES’ performance obligations consist of services or product(s) outlined in a contract. While multi-year contracts are often signed for recurring events, the obligations for each occurrence are well defined and conclude upon the occurrence of each event. The obligations are typically the provision of services and/or sale of a product in connection with an exhibition, conference, or other event. Revenue for services is recognized when we have a right to invoice at the close of the exhibition, conference, or corporate event, which typically lasts one to three days. Revenue for consumer events is recognized over the duration of the event. Revenue for products is recognized either upon delivery to the customer’s location, upon delivery to an event that we are serving, or when we have the right to invoice, generally at the close of the exhibition, conference, or corporate event. Payment terms are generally within 30-60 days and contain no significant financing components.

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

Contract Liabilities

GES and Pursuit typically receive customer deposits prior to transferring the related product or service to the customer. These deposits are recorded as a contract liability and recognized as revenue upon satisfaction of the related contract performance obligation(s). GES also provides customer rebates and volume discounts to certain event organizers that are recorded as contract liabilities and are recognized as a reduction of revenue. These amounts are included in the Consolidated Balance Sheets under the captions “Contract liabilities” and “Other deferred items and liabilities.”

We elected to apply the following practical expedients in Topic 606 related to performance obligations:

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at January 1, 2018	$31,981
Cash additions	179,238
Revenue recognized	(174,620)
Foreign exchange translation adjustment	(999)
Balance at December 31, 2018	$35,600

Contract Costs

Changes to contract costs are as follows:

(in thousands)
Balance at January 1, 2018	$16,878
Additions	65,147
Expenses	(59,601)
Cancelled	(136)
Foreign exchange translation adjustment	(810)
Balance at December 31, 2018	$21,478

As of December 31, 2018, capitalized contract costs consisted of $2.5 million to obtain contracts and $19.0 million to fulfill contracts. We did not recognize any impairment loss with respect to capitalized contract costs for the year ended December 31, 2018.

As a result of adopting Topic 606, there was $1.7 million of additional capitalized contract costs recorded at December 31, 2018 resulting in a $1.3 million increase to “Net income” in the Consolidated Statement of Operations for the year ended December 31, 2018.

Disaggregation of Revenue

The following tables disaggregate GES and Pursuit revenue by major product line, timing of revenue recognition, and markets served:

GES

	Year Ended December 31, 2018
(in thousands)	GES U.S.	GES International	Intersegment Eliminations	Total
Services:
Core services	$675,368	$178,758	$—	$854,126
Audio-visual	73,331	22,011	—	95,342
Event technology	30,208	10,658	—	40,866
Intersegment eliminations	—	—	(17,489)	(17,489)
Total services	778,907	211,427	(17,489)	972,845
Products:
Core products	68,334	69,718	—	138,052
Total revenue	$847,241	$281,145	$(17,489)	$1,110,897

Timing of revenue recognition:
Services transferred over time	$778,908	$211,427	$(17,489)	$972,846
Products transferred over time(1)	41,448	18,745	—	60,193
Products transferred at a point in time	26,885	50,973	—	77,858
Total revenue	$847,241	$281,145	$(17,489)	$1,110,897

Markets:
Exhibitions	$455,561	$206,073	$—	$661,634
Conferences	241,494	37,613	—	279,107
Corporate events	121,552	33,360	—	154,912
Consumer events	28,634	4,099	—	32,733
Intersegment eliminations	—	—	(17,489)	(17,489)
Total revenue	$847,241	$281,145	$(17,489)	$1,110,897

(1)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

Pursuit

Year Ended
(in thousands)	December 31, 2018
Services:
Admissions	$83,000
Accommodations	37,470
Transportation	13,956
Travel planning	4,529
Intersegment eliminations	(1,551)
Total services revenue	137,404
Products:
Food and beverage	25,962
Retail operations	21,921
Total products revenue	47,883
Total revenue	$185,287

Timing of revenue recognition:
Services transferred over time	$137,404
Products transferred at a point in time	47,883
Total revenue	$185,287

Markets:
Banff Jasper Collection	$106,106
Alaska Collection	36,451
Glacier Park Collection	31,465
FlyOver	11,265
Total revenue	$185,287

Balance Sheet Reclassifications

In connection with the adoption of Topic 606, effective January 1, 2018, we made the following reclassifications to separately present contract costs and contract liabilities on the Consolidated Balance Sheet as of December 31, 2017:

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

(1)

Contract costs primarily consist of deferred core services costs (including labor and vendor purchases) required to service future exhibitions, conferences and other events, and commission expenses incurred to obtain contracts. All such costs were previously included in “Inventories” and in certain other assets. As a result of the changes noted above, deferred core services costs related to exhibitions and events that are scheduled to occur longer than one year in the future are currently included in “Other investments and assets”. The impact of this change reduced total current assets at December 31, 2017 by $0.7 million. The amount of deferred core services costs included in “Other investments and assets” at December 31, 2018 was $3.5 million.

(2)

In connection with the adoption of Topic 606, we elected to more prominently present contract liabilities on the Consolidated Balance Sheets. Consequently, customer deposits of $33.4 million as of December 31, 2017, have been reclassified to “Contract liabilities” and to other certain current liabilities to conform to the current period presentation.

(3)	We determined that the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings was not material, and therefore we made no adjustment.

Note 3. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Performance unit incentive plan (“PUP”)	$2,260	$8,088	$5,703
Restricted stock	2,453	2,594	2,073
Restricted stock units	157	287	262
Share-based compensation before income tax benefit	4,870	10,969	8,038
Income tax benefit	(1,227)	(4,079)	(2,988)
Share-based compensation, net of income tax benefit	$3,643	$6,890	$5,050

We recorded share-based compensation expense through restructuring charges of nil during 2018, $0.1 million in 2017, and $0.2 million in 2016. The 2018, 2017, and 2016 amounts relate to PUP and restricted stock units. No share-based compensation costs were capitalized during 2018, 2017, or 2016.

The following table summarizes the activity of the outstanding share-based compensation awards:

	PUP Awards		Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2017	239,338	$32.80	206,899	$33.16	12,750	$30.94
Granted	76,925	$52.03	51,404	$52.26	3,898	$52.54
Vested	(75,761)	$27.29	(75,034)	$27.52	(4,300)	$27.35
Forfeited	(693)	$51.22	(6,500)	$39.95	(258)	$37.69
Balance at December 31, 2018	239,809	$40.65	176,769	$40.87	12,090	$39.04

Viad Corp Omnibus Incentive Plan

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of December 31, 2018, there were 1,664,315 shares available for future grant under the 2017 Plan.

PUP Awards

The vesting of PUP award shares is based upon achievement of certain performance-based criteria. The performance period of the shares is three years.

During the year ended December 31, 2018, we granted PUP awards with a grant date fair value of $4.0 million of which $1.6 million are payable in shares. Liabilities related to PUP awards were $7.0 million as of December 31, 2018 and $11.0 million as of December 31, 2017. In 2018, PUP awards granted in 2015 vested and we distributed cash payouts of $5.9 million. In 2017, PUP awards granted in 2014 vested and we distributed cash payouts of $3.7 million. In 2016, PUP awards granted in 2013 vested and we distributed cash payouts of $0.2 million.

Restricted Stock

The grant date fair value of vested restricted stock was $2.1 million in 2018, $2.7 million in 2017, and $2.0 million in 2016. As of December 31, 2018, the unamortized cost of outstanding restricted stock awards was $2.5 million, which we expect to recognize over a weighted-average period of approximately 1.0 year. We repurchased 22,358 shares for $1.2 million in 2018, 41,532 shares for $2.1 million in 2017, and 25,432 shares for $0.7 million in 2016 related to tax withholding requirements on vested share-based awards.

Restricted Stock Units

Aggregate liabilities related to restricted stock units were $0.4 million as of December 31, 2018 and $0.5 million as of December 31, 2017. In February 2018, the 2015 restricted stock units vested and we distributed $0.2 million in cash payouts.

In February 2017, portions of the 2012 and 2014 restricted stock units vested and we distributed $0.3 million in cash payouts. In February 2016, portions of the 2011, 2012, and 2013 restricted stock units vested and we distributed $0.2 million in cash payouts.

Stock Options

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2017	63,773	$16.62
Exercised	(5,084)	$16.62
Options outstanding and exercisable at December 31, 2018	58,689	$16.62

The weighted-average remaining contractual life of stock options outstanding is one year. The total intrinsic value of stock options outstanding was $2.0 million in 2018, $2.5 million in 2017, and $1.8 million in 2016. The intrinsic value of stock options outstanding represents the difference between our closing stock price on December 31 of each year and the exercise price, multiplied by the number of in-the-money stock options.

Note 4. Acquisition of Businesses

2018 Acquisition

Maligne Canyon Restaurant

In March 2018, we acquired the Maligne Canyon Restaurant and Gift Shop for total cash consideration of $6.0 million Canadian dollars (approximately $4.6 million U.S. dollars).  Transaction costs associated with the acquisition were $24 thousand in 2018, which are included in “Cost of services” in the Consolidated Statements of Operations. These assets have been included in the consolidated financial statements from the date of acquisition.

2017 Acquisitions

Poken

In March 2017, we acquired Poken event engagement technology for total cash consideration of $1.7 million. Transaction costs associated with the acquisition of Poken were $0.3 million in 2017, which are included in “Cost of services” in the Consolidated Statements of Operations. These assets have been included in the consolidated financial statements from the date of acquisition.

Esja

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Through Esja, we are developing and will operate a new FlyOver Iceland attraction, which is scheduled to open in July 2019. The purchase price was €8.2 million (approximately $9.5 million) in cash, and the shareholders agreement includes a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. The noncontrolling interest’s carrying value is determined by the fair value of the noncontrolling interest as of the acquisition date, the noncontrolling interest’s share of the subsequent net income or loss, and the accretion of the redemption value of the put option. As of the transaction date, the fair value of the noncontrolling interest was estimated to be $6.7 million. The fair value of the noncontrolling interest was finalized as of March 31, 2018. During 2018, we made a purchase price allocation adjustment to goodwill of $0.1 million. Refer to Note 9 – Goodwill and Other Intangible Assets and Note 22 – Redeemable Noncontrolling Interest for additional information.

Under the acquisition method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired is recorded as goodwill. Goodwill is included in the Pursuit business group and the primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future expected income from operations after opening in 2019. Goodwill is deductible for tax purposes. Transaction costs associated with the Esja acquisition were $0.1 million in each 2018 and 2017, which are included in “Corporate activities” in the Consolidated Statements of Operations.

The Esja results of operations have been included in the consolidated financial statements from the date of acquisition. Esja had operating losses, representing start-up costs, of $0.9 million during 2018 and $0.1 million during 2017.

2016 Acquisitions

Maligne Lake Tours

On January 4, 2016, we acquired the assets and operations of Maligne Tours Ltd. (“Maligne Lake Tours”), which provides interpretive boat tours and related services at Maligne Lake, the largest lake in Jasper National Park. The purchase price was $20.9 million Canadian dollars (approximately $15.0 million U.S. dollars) in cash.

Transaction costs associated with the Maligne Lake Tours acquisition were $0.1 million in each 2016 and 2017, which are included in “Cost of services” in the Consolidated Statements of Operations and $0.2 million in 2015, which are included in corporate activities in the Consolidated Statements of Operations. The results of operations of Maligne Lake Tours have been included in the consolidated financial statements from the date of acquisition.

CATC

On March 11, 2016, we acquired 100% of the equity interests in CATC Alaska Tourism Corporation (“CATC”), the operator of an Alaskan tourism business that includes a marine sightseeing tour business, three lodges, and a package tour business. The purchase price was $45.0 million in cash.

Transaction costs associated with the CATC acquisition were $0.1 million in 2017, $0.1 million in 2016, and $0.6 million in 2015, which are included in “Corporate activities” in the Consolidated Statements of Operations. The results of operations of CATC have been included in the consolidated financial statements from the date of acquisition.

ON Services

On August 11, 2016, we acquired the assets and operations of ON Event Services, LLC (“ON Services”), a leading provider of audio-visual production services for live events in the United States. The aggregate purchase price was up to $92.5 million in cash, which included an earnout payment (the “Earnout”) of up to $5.5 million. The fair value of the Earnout was valued on the date of acquisition and was remeasured based on the financial performance of ON Services for 2016. As of the transaction date, the fair value of the Earnout was estimated to be $540,000. As of December 31, 2016, we determined the fair value of the Earnout was zero as ON Services did not meet its 2016 financial target.

Transaction costs associated with the ON Services acquisition were $0.1 million in 2017 and $0.9 million in 2016, which are included in “Corporate activities” in the Consolidated Statement of Operations. The results of operations of ON Services have been included in the consolidated financial statements from the date of acquisition.

FlyOver Canada

On December 29, 2016, we acquired the assets and operations of FlyOver Canada, a recreational attraction that provides a virtual flight ride experience with a combination of motion seating, spectacular media, and visual effects including wind, scents, and mist. The purchase price was $68.8 million Canadian dollars (approximately $50.9 million U.S. dollars) in cash.

Transaction costs associated with the FlyOver Canada acquisition were $0.1 million in 2017 and $0.5 million in 2016, which are included in “Cost of services” in the Consolidated Statements of Operations. The results of operations of FlyOver Canada have been included in the consolidated financial statements from the date of acquisition.

The following table summarizes the final allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the dates of acquisitions. The balances in the table below remain unchanged from the balances reflected in the Consolidated Balance Sheets in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Under the acquisition method of accounting, the purchase prices as shown in the table above are allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired is recorded as “Goodwill”. Goodwill is included in the Pursuit business group for Maligne Lake Tours and FlyOver Canada and in the GES business group for ON Services. The primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future growth opportunities, and the expansion of the FlyOver concept for FlyOver Canada, when combined with our other businesses. All goodwill is deductible for tax purposes pursuant to Canadian tax regulations for Maligne Lake Tours and FlyOver Canada and over a period of 15 years for ON Services. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature.

Following are the details of the purchase price allocated to the intangible assets acquired for the 2016 Acquisitions:

(in thousands, except weighted average life)	Maligne Lake Tours	CATC	ON Services	FlyOver Canada
Customer relationships	$788	$780	$27,620	$1,592
Operating licenses	8,313	—	—	—
Trade name	143	200	3,190	3,710
Non-compete agreements	—	—	3,180	726
Fair value of intangible assets acquired	$9,244	$980	$33,990	$6,028
Weighted average life	26.7 years(1)	5.8 years	10.5 years	9.4 years
(1)	Largely attributable to operating licenses amortized over the remaining Parks Canada lease of 29 years.

Note 5. Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2018	2017
Raw materials	$16,629	$17,550
Work in process (1)	—	—
Inventories	$16,629	$17,550

(1)

Upon the adoption of Topic 606, the deferred incremental costs of obtaining and fulfilling contracts that were previously reported in Inventories under “Work in process” are currently reported under “Current contract costs” and “Other investments and assets.” Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional information.

Note 6. Other Current Assets

Other current assets consisted of the following:

	December 31,
(in thousands)	2018	2017
Income tax receivable	$10,886	$4,237
Prepaid vendor payments	4,492	5,048
Prepaid software maintenance	4,010	3,386
Prepaid insurance	2,754	2,610
Prepaid taxes	591	912
Prepaid rent	815	730
Prepaid other	1,755	2,172
Other	183	646
Other current assets	$25,486	$19,741

Note 7. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2018	2017
Land and land interests(1)	$32,887	$32,544
Buildings and leasehold improvements	238,995	222,118
Equipment and other	383,284	351,676
Gross property and equipment	655,166	606,338
Accumulated depreciation	(321,319)	(300,767)
Property and equipment, net	$333,847	$305,571
(1)

Land and land interests include certain leasehold interests in land within Pursuit for which we are considered to have perpetual use rights. The carrying amount of these leasehold interests was $7.8 million as of December 31, 2018 and $8.4 million as of December 31, 2017. The decrease was due to an unfavorable foreign exchange impact. These land interests are not subject to amortization.

Depreciation expense was $45.8 million for 2018, $42.7 million for 2017, and $33.6 million for 2016.

Property and equipment acquired under capital leases increased $4.0 million during 2018, $2.5 million during 2017, and $1.2 million during 2016. Property and equipment purchased through accounts payable and accrued liabilities increased $1.9 million during 2018, $2.3 million during 2017, and $0.9 million during 2016.

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

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	December 31,
(in thousands)	2018	2017
Cash surrender value of life insurance	$23,815	$23,947
Self-insured liability receivable	9,176	10,442
Contract costs (1)	3,461	3,442
Workers’ compensation insurance security deposits	—	3,550
Other mutual funds	2,517	2,637
Other	3,941	4,169
Other investments and assets	$42,910	$48,187

(1)

Upon the adoption of Topic 606, the deferred incremental costs of obtaining and fulfilling contracts that were previously reported in Inventories under “Work in process” are currently reported under “Current contract costs” and “Other investments and assets.” Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional information.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	GES U.S.	GES International	Pursuit	Total
Balance at December 31, 2016	$148,277	$34,460	$71,285	$254,022
Business acquisitions	—	1,060	7,094	8,154
Foreign currency translation adjustments	—	3,320	5,055	8,375
Balance at December 31, 2017	148,277	38,840	83,434	270,551
Foreign currency translation adjustments	—	(2,219)	(6,929)	(9,148)
Purchase price allocation adjustments	—	—	(73)	(73)
Balance at December 31, 2018	$148,277	$36,621	$76,432	$261,330

The following table summarizes goodwill by reporting unit and segment:

	December 31,
(in thousands)	2018	2017
GES:
U.S.	$148,277	$148,277
International:
GES EMEA	29,954	31,612
GES Canada	6,667	7,228
Total GES	184,898	187,117
Pursuit:
Banff Jasper Collection	32,009	35,305
Alaska Collection	3,184	3,184
Glacier Park Collection	1,268	1,268
FlyOver	39,971	43,677
Total Pursuit	76,432	83,434
Total Goodwill	$261,330	$270,551

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

As a result of our most recent impairment analysis performed as of October 31, 2018, the excess of the estimated fair value over the carrying value for each of our reporting units (expressed as a percentage of the carrying amounts) under step one of the impairment test for GES U.S. was 148%, GES EMEA was 243%, GES Canada was 282%, the Banff Jasper Collection was 141%, the Alaska Collection was 52%, the Glacier Park Collection was 20%, and FlyOver was 51%.

Our accumulated goodwill impairment as of both December 31, 2018 and 2017 was $229.7 million.

Other intangible assets consisted of the following:

		December 31, 2018			December 31, 2017
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	7.6	$67,729	$(31,201)	$36,528	$68,798	$(23,696)	$45,102
Operating contracts and licenses	25.5	9,180	(1,376)	7,804	9,951	(1,094)	8,857
Tradenames	6.2	7,705	(3,109)	4,596	8,633	(2,873)	5,760
Non-compete agreements	1.6	5,174	(4,080)	1,094	5,363	(3,007)	2,356
Other	8.0	1,365	(553)	812	896	(650)	246
Total amortized intangible assets		91,153	(40,319)	50,834	93,641	(31,320)	62,321
Indefinite-lived intangible assets:
Business licenses		460	—	460	460	—	460
Other intangible assets		$91,613	$(40,319)	$51,294	$94,101	$(31,320)	$62,781

Intangible asset amortization expense was $11.0 million during 2018, $12.4 million during 2017, and $9.2 million during 2016.

The estimated future amortization expense related to intangible assets subject to amortization held at December 31, 2018 is as follows:

(in thousands)
Year ending December 31,
2019	$9,865
2020	8,374
2021	7,391
2022	5,878
2023	4,701
Thereafter	14,625
Total	$50,834

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2018	2017
Continuing operations:
Self-insured liability accrual	$5,688	$6,208
Accrued sales and use taxes	5,397	2,431
Accrued employee benefit costs	3,224	2,915
Commissions payable	2,703	3,235
Current portion of pension and postretirement liabilities	2,310	2,109
Accrued dividends	2,012	2,094
Deferred rent	1,659	1,679
Accommodation services deposits (1)	1,541	2,540
Accrued professional fees	886	1,020
Accrued restructuring	716	722
Accrued rebates (2)	—	—
Other taxes	695	2,750
Accrued income tax payable	—	7,518
Other	4,501	3,852
Total continuing operations	31,332	39,073
Discontinued operations:
Environmental remediation liabilities	555	648
Self-insured liability accrual	295	337
Other	76	96
Total discontinued operations	926	1,081
Total other current liabilities	$32,258	$40,154

(1)With the adoption of Topic 606, we present customer deposits as “Contract liabilities” as they are received prior to transferring the related product or service to the customer. We recognize revenue upon satisfaction of the related contract performance obligation(s). We reclassified $2.5 million of GES’ events accommodation services deposits out of “Contract liabilities” to “Other current liabilities” on the December 31, 2017 Consolidated Balance Sheet as they do not represent “Contract liabilities” but rather deposits from hotel guests that are passed on to the hotels. Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional information.

(2)With the adoption of Topic 606, we reclassified $1.1 million of accrued rebates to “Contract liabilities” on the December 31, 2017 Consolidated Balance Sheet as they represent future performance obligations. Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional information.

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	December 31,
(in thousands)	2018	2017
Continuing operations:
Self-insured liability	$10,681	$12,918
Self-insured excess liability	9,176	10,442
Accrued compensation	6,664	9,740
Foreign deferred tax liability	9,768	8,267
Deferred rent	2,719	3,855
Contract liabilities (1)	2,124	—
Accrued restructuring	1,535	1,827
Other	1,868	1,305
Total continuing operations	44,535	48,354
Discontinued operations:
Self-insured liability	2,437	2,557
Environmental remediation liabilities	1,775	1,728
Other	244	219
Total discontinued operations	4,456	4,504
Total other deferred items and liabilities	$48,991	$52,858

(1)

In connection with the adoption of Topic 606, we elected to more prominently present contract liabilities on the Consolidated Balance Sheets. Consequently, customer deposits were reclassified in 2017 to “Contract liabilities” and to other certain current liabilities to conform to the current period presentation.” There were no long-term contract liabilities as of December 31, 2017. Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities for additional information.

Note 12. Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations consisted of the following:

	December 31,
(in thousands, except interest rates)	2018	2017
2018 Credit Facility, 4.3% weighted-average interest rate at December 31, 2018, due through 2023 (1)	$227,792	$—
2014 Credit Facility and Term Loan, 3.1% weighted-average interest rate at December 31, 2017 (1)	—	207,322
Brewster Inc. revolving credit facility (2)	—	—
Less unamortized debt issuance costs	(2,310)	(984)
Total debt	225,482	206,338
Capital lease obligations, 4.5% weighted-average interest rate at December 31, 2018 and 3.8% at December 31, 2017, due through 2021	4,639	2,854
Total debt and capital lease obligations	230,121	209,192
Current portion (3)	(229,416)	(152,599)
Long-term debt and capital lease obligations	$705	$56,593
(1)

Represents the weighted-average interest rate in effect at the respective periods for the revolving credit facilities and term loan borrowings, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.

(2)	The Brewster Inc. revolving credit facility was terminated effective November 9, 2018. See below for additional information.
(3)	Borrowings under the revolving credit facilities are classified as current because all borrowed amounts are due within one year.

2014 Credit Agreement

Effective December 22, 2014, we entered into a $300 million Amended and Restated Credit Agreement (the “2014 Credit Agreement”). The 2014 Credit Agreement provided for a senior credit facility in the aggregate amount of $300 million comprising a $175 million revolving credit facility (the “2014 Credit Facility”) and a $125 million term loan (the “2014 Term Loan”).

2018 Credit Agreement

Effective October 24, 2018, we entered into a Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”) that amended and restated the 2014 Credit Agreement in its entirety. The 2018 Credit Agreement has a maturity date of October 24, 2023 and provides for a $450 million revolving credit facility (“2018 Credit Facility”). Proceeds from the 2018 Credit Facility were used to refinance the outstanding debt under the 2014 Credit Agreement and provides us with additional funds for our operations, growth initiatives, acquisitions, and other general corporate purposes in the ordinary course of business. The 2018 Credit Facility may be increased up to an additional $250 million under certain circumstances. It has a $20 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Our lenders under the 2018 Credit Facility have a first perfected security interest in all of our personal property including GES, GES Event Intelligence Services, Inc., CATC, ON Services, and 65% of the capital stock of our top-tier foreign subsidiaries (other than Esja). Financial covenants include an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not greater than 3.50 to 1.00, with a step-up of 4.00 to 1.00 for four quarters for a material acquisition of $50 million or more. Dividends are permitted up to $15 million in any calendar year. In addition, we can declare and pay dividends or repurchase our common stock up to $20 million per calendar year. Dividends and repurchases above those thresholds are permitted as long as our pro forma leverage ratio is less than or equal to 2.75 to 1.00. Unsecured debt is allowed provided we are in compliance with the leverage ratio. In addition, the unsecured debt must mature after the expiration of the 2018 Credit Facility, cannot have scheduled principal payments while the 2018 Credit Facility is in place, and any debt covenants for unsecured debt cannot be more restrictive than the 2018 Credit Facility. Significant other covenants include limitations on investments, additional indebtedness, sales and dispositions of assets, and liens on property. As of December 31, 2018, the interest coverage ratio was 14.33 to 1.00, the leverage ratio was 1.78 to 1.00, and we were in compliance with all covenants under the 2018 Credit Agreement.

Borrowings under the 2018 Credit Facility (of which GES, GES Event Intelligence Services, Inc., CATC, and ON Services are guarantors) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to our leverage ratio. We understand that LIBOR will be phased out in 2021. The vast majority of our borrowings under the 2018 Credit Facility are indexed to the LIBOR. We do not expect the successor rate to have a material impact on our interest expense. Commitment fees and letters of credit fees are also tied to our leverage ratio. The fees on the unused portion of the 2018 Credit Facility were 0.3% annually as of December 31, 2018.

As of December 31, 2018, capacity remaining under the 2018 Credit Facility was $218.6 million, reflecting borrowings of $227.8 million and $3.6 million in outstanding letters of credit.

Brewster Credit Agreement

Effective December 28, 2016, Brewster Inc., part of Pursuit, entered into a credit agreement (the “Brewster Credit Agreement”) with a $38 million revolving credit facility (the “Brewster Revolver”). The Brewster Credit Agreement was used in connection with the FlyOver Canada acquisition in December 2016. Effective November 9, 2018, we terminated the Brewster Credit Agreement.

Aggregate annual maturities of long-term debt and capital lease obligations as of December 31, 2018 are as follows:

(in thousands)	Revolving Credit Agreement	Capital Lease Obligations
Year ending December 31,
2019	$227,792	$1,803
2020	—	1,543
2021	—	787
2022	—	452
2023	—	371
Thereafter	—	70
Total	$227,792	$5,026
Less: Amount representing interest		(387)
Present value of minimum lease payments		$4,639

As of December 31, 2018, the gross amount of assets recorded under capital leases was $5.1 million and accumulated amortization was $2.3 million. As of December 31, 2017, the gross amount of assets recorded under capital leases was $4.8 million and accumulated amortization was $2.0 million. The amortization charges related to assets recorded under capital leases are included in depreciation expense. Refer to Note 7 – Property and Equipment.

The weighted-average interest rate on total debt (including amortization of debt issuance costs and commitment fees) was 4.3% for 2018, 3.7% for 2017 and 3.1% for 2016. The estimated fair value of total debt was $228.6 million as of December 31, 2018 and $203.2 million as of December 31, 2017. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.

Cash paid for interest on debt was $8.5 million for 2018, $7.7 million for 2017, and $5.5 million for 2016.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$121	$121	$—	$—
Other mutual funds(2)	2,517	2,517	—	—
Total assets at fair value on a recurring basis	$2,638	$2,638	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$119	$119	$—	$—
Other mutual funds(2)	2,637	2,637	—	—
Total assets at fair value on a recurring basis	$2,756	$2,756	$—	$—
(1)

Money market funds are included in “Cash and cash equivalents” in the Consolidated Balance Sheets. These investments are classified as available-for-sale and are recorded at fair value. There have been no realized gains or losses related to these investments and we have not experienced any redemption restrictions with respect to any of the money market mutual funds.

(2)

Other mutual funds are included in “Other investments and assets” in the Consolidated Balance Sheets. Upon the adoption of ASU 2016-01, unrealized gains (losses) on equity securities that were previously classified as available-for-sale are recognized in net income rather than AOCI. We adopted this guidance prospectively on January 1, 2018 and recognized a cumulative-effect adjustment of $0.6 million to beginning retained earnings, which represents unrealized gains of $1.0 million ($0.6 million after tax) as of December 31, 2017 that were included in AOCI in the Consolidated Balance Sheets. Refer to Note 16 – Accumulated Other Comprehensive Income (Loss) for additional information.

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term nature of these instruments. Refer to Note 12 – Debt and Capital Lease Obligations for the estimated fair value of debt obligations.

Note 14. Income Per Share

The components of basic and diluted income per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Net income attributable to Viad (diluted)	$49,170	$57,707	$42,269
Less: Allocation to non-vested shares	(458)	(700)	(571)
Adjustment to carrying value of redeemable noncontrolling interest	(251)	—	—
Net income allocated to Viad common stockholders (basic)	$48,461	$57,007	$41,698
Basic weighted-average outstanding common shares	20,168	20,146	19,990
Additional dilutive shares related to share-based compensation	236	259	187
Diluted weighted-average outstanding shares	20,404	20,405	20,177
Income per share:
Basic income attributable to Viad common stockholders	$2.40	$2.83	$2.09
Diluted income attributable to Viad common stockholders	$2.40	$2.83	$2.09

Options to purchase 500 shares during 2018, 8,000 shares during 2017, and 500 shares during 2016 of common stock were outstanding, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.

Note 15. Preferred Stock Purchase Rights

We authorized five million shares of Preferred Stock and two million shares of Junior Participating Preferred Stock, none of which was outstanding on December 31, 2018.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component are as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$421	$(29,084)	$(10,728)	$(39,391)
Other comprehensive income before reclassifications	257	17,058	—	17,315
Amounts reclassified from AOCI, net of tax	(62)	—	(430)	(492)
Net other comprehensive income (loss)	195	17,058	(430)	16,823
Balance at December 31, 2017	$616	$(12,026)	$(11,158)	$(22,568)
Other comprehensive loss before reclassifications	—	(24,306)	359	(23,947)
Amounts reclassified from AOCI, net of tax	—	—	724	724
Net other comprehensive loss	—	(24,306)	1,083	(23,223)
Adoption of ASU 2016-01(1)	(616)	—	—	(616)
Adoption of ASU 2018-02(2)	—	—	(1,568)	(1,568)
Balance at December 31, 2018	$—	$(36,332)	$(11,643)	$(47,975)

(1)	Upon the adoption of ASU 2016-01, we recorded a cumulative-effect adjustment from unrealized gains on investments to beginning retained earnings.
(2)	Upon the adoption of ASU 2018-02, we recorded a cumulative-effect adjustment from AOCI to beginning retained earnings.

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

Amounts reclassified that relate to unrealized gains on equity securities classified as available-for-sale include $1.0 million ($0.6 million after tax) as of December 31, 2017. Upon the adoption of ASU 2016-01, unrealized gains on equity securities are recognized in net income. Refer to Note 13 – Fair Value Measurements for additional information.

Note 17. Income Taxes

We record current income tax expense for the amounts that we expect to report and pay on our income tax returns and deferred income tax expense for the change in the deferred tax assets and liabilities. On December 22, 2017, the United States enacted the Tax Act that significantly changed U.S. tax law. Also on that date, the SEC issued Staff Accounting Bulletin No. 118, which allowed us to record a provisional estimate at December 31, 2017 and finalize the tax effect of the law change within one year.

We completed the calculation of the effect of the Tax Act and recorded the adjustment to the provisional estimate by December 22, 2018, as required. In 2018, we reduced the provisional estimate of $16.1 million by $3.1 million, $2.6 million for the federal and state tax on deemed repatriation of foreign earnings and $0.5 million for the reduction in the corporate tax rate from 35% to 21%. Of the federal deemed repatriation tax of $5.2 million eligible for deferral ratably over eight years, after application of tax year 2017 estimated payments, $1.1 million of the liability remains and is due in 2024.

The Tax Act repealed the corporate alternative minimum tax and allows companies to claim a refund of 50% of the credit balance beginning in tax year 2018. The decrease in the repatriation tax restored alternative minimum tax credits and 50% of the alternative minimum tax credit balance, $4.0 million, was classified as an income tax receivable at December 31, 2018.

The Tax Act also established two new taxes; the base erosion anti-abuse tax (“BEAT”) and the global intangible low-taxed income (“GILTI”) tax effective January 1, 2018. The BEAT tax limits the deductibility of payments made to related foreign companies and imposes a minimum tax in excess of the company’s regular tax liability. At December 31, 2018, we were not subject to BEAT.

The GILTI tax is based on excess earnings of foreign subsidiaries over an allowable return on foreign fixed asset investments. We have applied the most current interpretation of the Tax Act in our calculation of the GILTI tax and the net GILTI tax, after GILTI-based foreign income tax credits, is $0.8 million for the year ended December 31, 2018. We will account for GILTI tax as a period cost in our financial statements.

Income from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Foreign	$54,753	$82,919	$33,611
United States	10,256	21,431	31,118
Income from continuing operations before income taxes	$65,009	$104,350	$64,729

Significant components of the income tax provision from continuing operations are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current:
United States:
Federal	$41	$1,693	$3,685
State	(335)	2,573	1,716
Foreign	12,039	15,583	8,177
Total current	11,745	19,849	13,578
Deferred:
United States:
Federal	1,860	19,893	8,427
State	860	1,761	(598)
Foreign	2,630	4,395	(157)
Total deferred	5,350	26,049	7,672
Income tax expense	$17,095	$45,898	$21,250

We are subject to income tax in jurisdictions in which we operate. A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
(in thousands)	2018		2017		2016
Computed income tax expense at statutory federal income tax rate	$13,665	21.0%	$36,522	35.0%	$22,655	35.0%
State income taxes, net of federal benefit	3,489	5.4%	1,160	1.1%	292	0.5%
Deemed mandatory repatriation state tax	(909)	(1.4)%	1,206	1.2%	—	—
Deemed mandatory repatriation federal tax, net of foreign tax credit	(1,690)	(2.6)%	6,936	6.6%	—	—
Remeasurement of deferred taxes due to reduction in U.S. tax rate *	(510)	(0.8)%	8,000	7.7%	—	—
Foreign tax rate differential	4,138	6.4%	(5,031)	(4.8)%	(882)	(1.4)%
U.S. tax on current year foreign earnings, net of foreign tax credits	(223)	(0.3)%	(2,726)	(2.6)%	(373)	(0.6)%
Change in valuation allowance	(653)	(1.0)%	(796)	(0.8)%	1,230	1.9%
Other adjustments, net	(212)	(0.3)%	627	0.6%	(1,672)	(2.6)%
Income tax expense	$17,095	26.4%	$45,898	44.0%	$21,250	32.8%

* Included $0.6 million increase to the valuation allowance in 2017.

The components of deferred income tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Tax credit carryforwards	$9,156	$6,654
Pension, compensation, and other employee benefits	13,022	15,173
Provisions for losses	5,133	5,826
Net operating loss carryforward	4,707	5,195
State income taxes	1,546	2,502
Other deferred income tax assets	2,920	2,796
Total deferred tax assets	36,484	38,146
Valuation allowance	(3,356)	(4,010)
Foreign deferred tax assets included above	(2,468)	(2,396)
Net deferred tax assets	30,660	31,740
Deferred tax liabilities:
Property and equipment	(14,501)	(10,530)
Deferred tax related to life insurance	(3,498)	(3,556)
Goodwill and other intangible assets	(4,759)	(4,299)
Other deferred income tax liabilities	(939)	(463)
Total deferred tax liabilities	(23,697)	(18,848)
Foreign deferred tax liabilities included above	9,808	7,869
United States net deferred tax assets	$16,771	$20,761

We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. We had gross deferred tax assets of $36.5 million as of December 31, 2018 and $38.1 million as of December 31, 2017. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences and the utilization of tax attributes, including tax credit carryforwards.

As of December 31, 2018, foreign tax credit carryforwards were $5.2 million, of which $4.9 million are foreign tax credits against U.S. income tax which will begin to expire in 2021 and $0.3 million are creditable against United Kingdom taxes, which can be carried forward indefinitely. As of December 31, 2018, we had alternative minimum tax credit carryforwards of $4.0 million.

We had gross state and foreign net operating loss carryforwards of $49.1 million as of December 31, 2018 and $68.4 million as of December 31, 2017, for which we had deferred tax assets of $4.7 million as of December 31, 2018 and $5.2 million as of December 31, 2017. The state net operating loss carryforwards of $1.8 million expire from 2019 through 2038 and are subject to a full valuation allowance since it is unlikely that we will utilize these tax benefits prior to expiration. The foreign net operating loss carryforwards of $2.9 million do not expire.

The valuation allowance was $3.4 million at December 31, 2018 and $4.0 million at December 31, 2017. The $0.6 million decrease was due to a net decrease of $1.5 million for state net operating loss return to provision true-ups, offset by an increase of $0.9 million for certain foreign net operating loss carryforwards that do not meet the more likely-than-not threshold for recognition.

While we believe that the deferred tax assets, net of existing valuation allowances, will be utilized in future periods, there are inherent uncertainties regarding the ultimate realization of these tax assets. It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in our valuation allowance. Such a change could result in a material increase or decrease to income tax expense in the period the assessment was made.

We have not recorded deferred taxes for withholding taxes on current unremitted earnings of our subsidiaries located in Canada, the United Kingdom, and the Netherlands as we expect to reinvest those earnings in operations outside of the United States.

We exercise judgment in determining the income tax provision for positions taken on prior returns when the ultimate tax determination is uncertain. We classify liabilities associated with uncertain tax positions as “Other deferred items and liabilities” in the Consolidated Balance Sheets unless expected to be paid or released within one year. We had liabilities associated with uncertain tax positions, including interest and penalties, of $0.4 million as of December 31, 2018 and $1.7 million as of December 31, 2017. Uncertain tax positions, including interest and penalties, are classified as a component of income tax expense.

During 2018, we decreased the liability for continuing operations uncertain tax positions, including interest and penalties, by $1.3 million due to the lapse of statute. We expect $0.3 million of the continuing operations uncertain tax positions to be resolved or settled within the next twelve months and have classified this amount as a current liability.

A reconciliation of the liabilities associated with uncertain tax positions (excluding interest and penalties) is as follows:

(in thousands)	Continuing Operations	Discontinued Operations	Total
Balance at December 31, 2015	$307	$636	$943
Additions for tax positions taken in prior years	1,295	—	1,295
Reductions for lapse of applicable statutes	(43)	—	(43)
Balance at December 31, 2016	1,559	636	2,195
Additions for tax positions taken in prior years	43	—	43
Reductions for lapse of applicable statutes	(177)	(636)	(813)
Balance at December 31, 2017	1,425	—	1,425
Additions for tax positions taken in prior years	31	—	31
Reductions for lapse of applicable statutes	(1,086)	—	(1,086)
Balance at December 31, 2018	$370	$—	$370

We are subject to taxation in various jurisdictions and file federal, state and local income tax returns in the United States, Canada, the United Kingdom and other foreign countries. We are currently under audit by the U.S Internal Revenue Service for the 2016 tax year and by the Canada Revenue Agency for the 2016 and 2017 tax years. We successfully concluded a United Kingdom inquiry of the 2015 tax year during 2018. We cannot predict with certainty the outcome of these audits and, therefore, we may have to adjust our tax provision.

Our 2015 through 2018 U.S. federal tax years and various state tax years from 2014 through 2018 remain subject to income tax examinations by tax authorities. The tax years 2013 through 2018 remain subject to examination by various foreign taxing jurisdictions.

Cash paid for income taxes was $27.3 million during 2018, $14.6 million during 2017, and $14.1 million during 2016.

Note 18. Pension and Postretirement Benefits

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

The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) of our pension plans consist of the following:

	December 31,
(in thousands)	2018	2017	2016
Net periodic benefit cost:
Service cost	$64	$64	$98
Interest cost	780	803	1,032
Expected return on plan assets	(193)	(176)	(256)
Recognized net actuarial loss	494	433	423
Net periodic benefit cost	1,145	1,124	1,297
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss (gain)	(76)	114	1
Reversal of amortization item:
Net actuarial loss	(494)	(433)	(423)
Total recognized in other comprehensive income (loss)	(570)	(319)	(422)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$575	$805	$875

The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) of our postretirement benefit plans consist of the following:

	December 31,
(in thousands)	2018	2017	2016
Net periodic benefit cost:
Service cost	$80	$92	$99
Interest cost	449	413	573
Amortization of prior service credit	(205)	(431)	(503)
Recognized net actuarial loss	405	164	295
Net periodic benefit cost	729	238	464
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss (gain)	170	237	(790)
Prior service credit	—	816	73
Reversal of amortization item:
Net actuarial loss	(405)	(164)	(295)
Prior service credit	205	431	503
Total recognized in other comprehensive income (loss)	(30)	1,320	(509)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$699	$1,558	$(45)

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$15,440	$15,027	$9,857	$9,825	$13,807	$13,619
Service cost	—	—	64	64	80	92
Interest cost	481	492	299	311	449	413
Actuarial adjustments	(887)	618	(425)	175	170	237
Plan amendments	—	—	—	—	—	816
Benefits paid	(799)	(697)	(524)	(518)	(1,052)	(1,370)
Benefit obligation at end of year	14,235	15,440	9,271	9,857	13,454	13,807
Change in plan assets:
Fair value of plan assets at beginning of year	11,590	10,416	—	—	—	—
Actual return on plan assets	(1,043)	855	—	—	—	—
Company contributions	551	1,016	524	518	1,052	1,370
Benefits paid	(799)	(697)	(524)	(518)	(1,052)	(1,370)
Fair value of plan assets at end of year	10,299	11,590	—	—	—	—
Funded status at end of year	$(3,936)	$(3,850)	$(9,271)	$(9,857)	$(13,454)	$(13,807)

The net amounts recognized in the Consolidated Balance Sheets under the caption “Pension and postretirement benefits” as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2018	2017	2018	2017	2018	2017
Other current liabilities	$—	$—	$974	$809	$1,160	$1,112
Non-current liabilities	3,936	3,850	8,297	9,048	12,294	12,695
Net amount recognized	$3,936	$3,850	$9,271	$9,857	$13,454	$13,807

Amounts recognized in AOCI as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Total	Total
(in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Net actuarial loss	$8,643	$8,681	$2,055	$2,587	$2,549	$2,784	$13,247	$14,052
Prior service credit	—	—	—	—	(146)	(351)	(146)	(351)
Subtotal	8,643	8,681	2,055	2,587	2,403	2,433	13,101	13,701
Less tax effect	(2,182)	(3,292)	(519)	(981)	(607)	(923)	(3,308)	(5,196)
Total	$6,461	$5,389	$1,536	$1,606	$1,796	$1,510	$9,793	$8,505

The fair value of the domestic plans’ assets by asset class are as follows:

		Fair Value Measurements at December 31, 2018
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,355	$5,355	$—	$—
Equity securities	4,611	4,611	—	—
Cash	140	140	—	—
Other	193	—	193	—
Total	$10,299	$10,106	$193	$—

		Fair Value Measurements at December 31, 2017
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,787	$5,787	$—	$—
Equity securities	5,390	5,390	—	—
Cash	214	214	—	—
Other	199	—	199	—
Total	$11,590	$11,391	$199	$—

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

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans
2019	$1,401	$994	$1,185
2020	$994	$767	$1,196
2021	$925	$752	$1,149
2022	$993	$735	$1,122
2023	$988	$716	$1,096
2024-2028	$4,799	$3,268	$4,779

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

	December 31,
(in thousands)	2018	2017	2016
Net periodic benefit cost:
Service cost	$552	$530	$488
Interest cost	381	492	488
Expected return on plan assets	(505)	(602)	(558)
Recognized net actuarial loss	139	155	162
Settlement	—	777	—
Net periodic benefit cost	567	1,352	580
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss	(238)	(106)	158
Reversal of amortization of net actuarial loss	(139)	(155)	(162)
Total recognized in other comprehensive income (loss)	(377)	(261)	(4)
Total recognized in net periodic benefit cost and other comprehensive income	$190	$1,091	$576

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
(in thousands)	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$9,521	$10,488	$2,582	$2,486
Service cost	552	530	—	—
Interest cost	308	406	73	87
Actuarial adjustments	(809)	658	(25)	(54)
Benefits paid	(732)	(3,231)	(184)	(182)
Translation adjustment	(706)	670	(156)	245
Benefit obligation at end of year	8,134	9,521	2,290	2,582
Change in plan assets:
Fair value of plan assets at beginning of year	9,493	10,576	—	—
Actual return on plan assets	(322)	764	—	—
Company contributions	514	710	184	182
Benefits paid	(732)	(3,231)	(184)	(182)
Translation adjustment	(710)	674	—	—
Fair value of plan assets at end of year	8,243	9,493	—	—
Funded status at end of year	$109	$(28)	$(2,290)	$(2,582)

The net amounts recognized in the Consolidated Balance Sheets under the caption “Pension and postretirement benefits” as of December 31 were as follows:

	Funded Plans		Unfunded Plans
(in thousands)	2018	2017	2018	2017
Non-current assets	$(109)	$(15)	$—	$—
Other current liabilities	—	—	176	188
Non-current liabilities	—	43	2,114	2,394
Net amount recognized	$(109)	$28	$2,290	$2,582

Net actuarial losses for the foreign funded plans recognized in AOCI were $2.2 million ($1.6 million after-tax) as of December 31, 2018 and $2.5 million ($1.8 million after-tax) as of December 31, 2017. Net actuarial losses for the foreign unfunded plans recognized in AOCI were $0.6 million ($0.4 million after-tax) as of December 31, 2018 and $0.7 million ($0.5 million after-tax) as of December 31, 2017.

The fair value information related to the foreign pension plans’ assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$3,967	$3,967	$—	$—
Equity securities	4,087	4,087	—	—
Other	189	189	—	—
Total	$8,243	$8,243	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$4,414	$4,414	$—	$—
Equity securities	4,889	4,466	423	—
Other	190	190	—	—
Total	$9,493	$9,070	$423	$—

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans
2019	$354	$183
2020	$360	$183
2021	$365	$182
2022	$404	$182
2023	$447	$181
2024-2028	$2,272	$894

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

The accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans
(in thousands)	2018	2017	2018	2017
Projected benefit obligation	$14,235	$15,440	$9,271	$9,857
Accumulated benefit obligation	$14,235	$15,440	$9,224	$9,826
Fair value of plan assets	$10,299	$11,590	$—	$—

	Foreign Plans
	Funded Plans		Unfunded Plans
(in thousands)	2018	2017	2018	2017
Projected benefit obligation	$8,134	$9,521	$2,290	$2,582
Accumulated benefit obligation	$7,581	$8,819	$2,290	$2,582
Fair value of plan assets	$8,243	$9,493	$—	$—

Contributions

In aggregate for both the domestic and foreign plans, we anticipate contributing $1.0 million to the funded pension plans, $1.2 million to the unfunded pension plans, and $1.2 million to the postretirement benefit plans in 2019.

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2018	2017	2018	2017	2018	2017	2018	2017
Discount rate	4.30%	3.63%	4.21%	3.55%	4.29%	3.59%	3.58%	3.15%
Rate of compensation increase	N/A	N/A	3.00%	3.00%	N/A	N/A	2.24%	2.26%

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2018	2017	2018	2017	2018	2017	2018	2017
Discount rate	3.60%	4.07%	3.55%	3.99%	3.59%	4.08%	3.27%	3.71%
Expected return on plan assets	5.50%	5.50%	N/A	N/A	0.00%	0.00%	4.62%	5.09%
Rate of compensation increase	N/A	N/A	3.00%	3.00%	N/A	N/A	2.24%	2.26%

Multi-employer Plans

We contribute to various defined benefit pension plans under the terms of collective-bargaining agreements that cover our union-represented employees. The financial risks of participating in these multi-employer pension plans generally include the fact that the unfunded obligations of the plan may be borne by solvent participating employers. In addition, if we were to discontinue participating in some of our multi-employer pension plans, we could be required to pay a withdrawal liability amount based on the underfunded status of the plan. We are currently working with the Chicago Teamsters union leadership to finalize the terms of a new collective-bargaining agreement that includes a partial withdrawal from the Central States pension plan. Assuming the withdrawal takes place, it will trigger a partial withdrawal liability that is currently estimated at a net present value of approximately $14 million, payable over the next 20 years. At this time, we do not anticipate triggering any withdrawal from any other multi-employer pension plan to which we currently contribute. We also contribute to defined contribution plans pursuant to collective-bargaining agreements, which are generally not subject to the funding risks inherent in defined benefit pension plans. The overall level of contributions to our multi-employer plans may significantly vary from year to year based on the demand for union-represented labor to support our operations. We do not have any minimum contribution requirements for future periods pursuant to our collective-bargaining agreements for individually significant multi-employer plans.

Our participation in multi-employer pension plans for 2018 is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2018 and 2017 relates to the plan’s year end as of December 31, 2017 and 2016, respectively, and is based on information received from the plan. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

		Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Viad Contributions			Surcharge Paid	Expiration Date of Collective- Bargaining Agreement(s)
(in thousands)	EIN	No.	2018	2017		2018	2017	2016
Pension Fund:
Western Conference of Teamsters Pension Plan	91-6145047	1	Green	Green	No	$6,471	$7,809	$6,684	No	3/31/2020
Southern California Local 831—Employer Pension Fund(1)	95-6376874	1	Green	Green	No	3,087	3,087	2,805	No	8/31/2021
Chicago Regional Council of Carpenters Pension Fund	36-6130207	1	Green	Green	Yes	2,876	2,390	2,532	No	5/31/2023
Machinery Movers Riggers & Mach Erect Local 136 Supplemental Retirement Plan(1)	36-1416355	11	Yellow	Red	Yes	1,328	719	1,203	Yes	6/30/2019
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	1	Red	Red	Yes	1,177	1,060	1,151	No	12/31/2018
IBEW Local Union No 357 Pension Plan A	88-6023284	1	Green	Green	No	1,025	1,682	1,402	No	6/16/2021
Electrical Contractors Assoc. Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Plan #2	51-6030753	2	Green	Green	No	927	1,099	845	No	6/6/2021
Southern California IBEW-NECA Pension Fund	95-6392774	1	Yellow	Yellow	Yes	881	905	701	Yes	8/31/2019
Southwest Carpenters Pension Trust	95-6042875	1	Green	Green	No	789	883	791	No	7/31/2023
Sign Pictorial & Display Industry Pension Plan(1)	94-6278490	1	Green	Green	No	778	654	526	No	3/31/2021
New England Teamsters & Trucking Industry Pension	04-6372430	1	Red	Red	Yes	423	772	552	No	3/31/2022
All other funds(2)						3,734	2,900	3,585
Total contributions to defined benefit plans						23,496	23,960	22,777
Total contributions to other plans						2,900	2,613	2,995
Total contributions to multi-employer plans						$26,396	$26,573	$25,772
(1)	We contributed more than 5% of total plan contributions for the plan year detailed in the plans’ most recent Form 5500s.
(2)	Represents participation in 39 pension funds during 2018.

Other Employee Benefits

We match U.S. employee contributions to the 401(k) plan with shares of our common stock held in treasury up to 100% of the first 3% of a participant’s salary plus 50% of the next 2%. The expense associated with our match was $4.8 million for 2018, $4.2 million for 2017, and $3.9 million for 2016.

Note 19. Restructuring Charges

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

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2015	$751	$1,291	$234	$2,276
Restructuring charges	3,693	759	731	5,183
Cash payments	(2,170)	(1,150)	(546)	(3,866)
Adjustment to liability	—	192	(3)	189
Balance at December 31, 2016	2,274	1,092	416	3,782
Restructuring charges	442	265	297	1,004
Cash payments	(1,165)	(550)	(538)	(2,253)
Adjustment to liability	—	—	16	16
Balance at December 31, 2017	1,551	807	191	2,549
Restructuring charges	1,457	—	130	1,587
Cash payments	(1,379)	(156)	(181)	(1,716)
Adjustment to liability	410	(451)	(128)	(169)
Balance at December 31, 2018	$2,039	$200	$12	$2,251

As of December 31, 2018, we expect to pay the liabilities related to severance and employee benefits by the end of 2020. Additionally, for GES the liability related to future lease payments will be paid over the remaining lease terms. Refer to Note 23 – Segment Information, for information regarding restructuring charges by segment.

Note 20. Leases and Other

We entered into operating leases for the use of certain of our offices, equipment, and other facilities. These leases expire over periods up to 40 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.

As of December 31, 2018, our future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year were as follows:

(in thousands)	Rental Payments	Receivable Under Subleases
2019	$28,671	$2,382
2020	22,919	1,582
2021	13,217	1,711
2022	8,280	1,370
2023	6,201	1,270
Thereafter	8,305	2,798
Total	$87,593	$11,113

Net rent expense under operating leases consisted of the following:

	December 31,
(in thousands)	2018	2017	2016
Minimum rentals	$59,767	$56,575	$48,465
Sublease rentals	(2,837)	(1,525)	(2,831)
Total rentals, net	$56,930	$55,050	$45,634

The aggregate annual maturities and the related amounts representing interest on capital lease obligations are included in Note 12 – Debt and Capital Lease Obligations.

As of December 31, 2018, we had aggregate purchase obligations of $47.6 million related to various licensing agreements, consulting and other contracted services.

Note 21. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of December 31, 2018 with respect to these matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of December 31, 2018, we had recorded environmental remediation liabilities of $2.3 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of December 31, 2018, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of December 31, 2018 would be $16.1 million. These guarantees relate to our leased facilities through October 2027. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby we could recover payments.

A significant number of our employees are unionized and we are a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If we are unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact our business and results of operations. We believe that relations with our employees are satisfactory and that collective-bargaining agreements expiring in 2019 will be renegotiated in the ordinary course of business. Although our labor relations are currently stable, disruptions could occur, with the possibility of an adverse impact on the operating results of GES. Refer to Note 18 – Pension and Postretirement Benefits for additional information on specific union-related pension issues.

We are self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $16.4 million as of December 31, 2018 which includes $11.8 million related to workers’ compensation liabilities, and $4.6 million related to general/auto liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $2.7 million as of December 31, 2018. The estimated employee health benefit claims incurred but not yet reported was $1.5 million as of December 31, 2018. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $5.4 million for 2018, $5.5 million for 2017, and $5.0 million for 2016.

In addition, as of December 31, 2018, we have recorded insurance liabilities of $9.2 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $8.5 million related to workers’ compensation liabilities and $0.7 million related to general/auto liability claims which are recorded in other deferred items and liabilities in the Consolidated Balance Sheets with a corresponding receivable in other investments.

Note 22. Redeemable Noncontrolling Interest

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2016	$—
Redeemable noncontrolling interest related to 2017 acquisition	6,735
Adjustment to the redemption value	(30)
Foreign currency translation adjustment	(57)
Balance at December 31, 2017	$6,648
Net loss attributable to redeemable noncontrolling interest	(317)
Adjustment to the redemption value	251
Foreign currency translation adjustment	(673)
Balance at December 31, 2018	$5,909

Note 23. Segment Information

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

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenue:
GES:
U.S.	$847,241	$872,154	$826,408
International	281,145	282,712	248,503
Intersegment eliminations	(17,489)	(21,769)	(20,172)
Total GES	1,110,897	1,133,097	1,054,739
Pursuit	185,287	173,868	153,364
Corporate eliminations (1)	—	—	(3,133)
Total revenue	$1,296,184	$1,306,965	$1,204,970
Segment operating income:
GES:
U.S.	$25,779	$35,219	$41,358
International	13,823	15,512	9,737
Total GES	39,602	50,731	51,095
Pursuit	48,915	47,867	35,759
Segment operating income	88,517	98,598	86,854
Corporate eliminations (1)	67	67	(743)
Corporate activities	(10,993)	(12,396)	(9,592)
Operating income	77,591	86,269	76,519
Interest income	354	319	1,165
Interest expense	(9,640)	(8,304)	(5,898)
Other expense (2)	(1,744)	(2,028)	(1,656)
Restructuring recoveries (charges):
GES U.S.	(408)	354	(2,893)
GES International	(1,049)	(1,061)	(1,559)
Pursuit	(140)	(86)	(171)
Corporate	10	(211)	(560)
Impairment recoveries (charges):
Pursuit	35	29,098	(218)
Income from continuing operations before income taxes	$65,009	$104,350	$64,729

(1)

Corporate eliminations during 2018 and 2017 represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola. Corporate eliminations recorded during 2016 represent the elimination of intercompany revenue and profit realized by GES for work completed on renovations to Pursuit’s Banff Gondola.

(2)

We adopted ASU 2017-07 on January 1, 2018, which requires retrospective adoption. As a result, we recorded the nonservice cost component of net periodic benefit cost within other expense for the year ended December 31, 2018, and we reclassified $2.0 million from operating expenses to other expense for 2017 and $1.7 million for 2016 to conform with current period presentation. Refer to Note 1 – Overview and Summary of Significant Accounting Policies for additional details on the impact of this adoption on our Consolidated Statements of Operations.

	December 31,
(in thousands)	2018	2017	2016
Assets:
GES:
U.S.	$377,801	$380,909	$380,951
International	140,481	135,917	109,705
Pursuit	357,630	350,256	301,941
Corporate and other	46,629	52,817	77,219
	$922,541	$919,899	$869,816
Depreciation and amortization:
GES:
U.S.	$29,711	$29,088	$21,473
International	8,215	8,176	8,092
Pursuit	18,690	17,653	12,967
Corporate and other	226	197	211
	$56,842	$55,114	$42,743
Capital expenditures:
GES:
U.S.	$18,453	$17,337	$14,291
International	7,875	8,084	5,033
Pursuit	56,865	30,786	31,861
Corporate and other(1)	152	414	(1,370)
	$83,345	$56,621	$49,815
(1)	The 2016 amount includes an intercompany elimination for work completed by GES on renovations to Pursuit’s Banff Gondola.

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

	December 31,
(in thousands)	2018	2017	2016
Revenue:
United States	$894,442	$913,210	$855,304
EMEA	218,247	209,824	205,028
Canada	183,495	183,931	144,638
Total revenue	$1,296,184	$1,306,965	$1,204,970
Long-lived assets:
United States	$182,140	$180,345	$182,611
EMEA	48,553	43,630	37,083
Canada	146,064	129,108	104,461
Total long-lived assets	$376,757	$353,083	$324,155

Note 24. Common Stock Repurchases

We previously announced our Board of Directors’ authorization to repurchase shares of our common stock from time to time at prevailing market prices. During 2018, we repurchased 340,473 shares on the open market for $17.2 million. No open market repurchases were made during 2017 or 2016. As of December 31, 2018, 100,067 shares remained available for repurchase. We repurchased 22,358 shares for $1.2 million in 2018, 41,532 shares for $2.1 million in 2017, and 25,432 shares for $0.7 million in 2016 related to tax withholding requirements on vested share-based awards.

Note 25. Selected Quarterly Financial Information (Unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information:

	2018				2017
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:	$277,428	$363,677	$358,163	$296,916	$325,807	$364,774	$339,099	$277,285
Operating income (loss):
Ongoing operations (1)	$(10,989)	$38,402	$56,551	$4,018	$13,067	$39,536	$47,265	$(3,895)
Corporate activities	(2,217)	(2,535)	(3,777)	(2,464)	(2,541)	(2,920)	(4,425)	(2,510)
Restructuring charges	(162)	(662)	(175)	(588)	(394)	(168)	(255)	(187)
Impairment recoveries (charges)	—	35	—	—	2,384	2,247	24,467	—
Operating income (loss)	$(13,368)	$35,240	$52,599	$966	$12,516	$38,695	$67,052	$(6,592)
Income (loss) from continuing operations attributable to Viad	$(10,315)	$23,769	$37,635	$(3,400)	$7,593	$27,438	$44,758	$(21,814)
Net income (loss) attributable to Viad	$(9,387)	$23,490	$37,389	$(2,322)	$6,777	$27,947	$44,657	$(21,674)
Diluted income (loss) per common share: (2)
Continuing operations attributable to Viad	$(0.51)	$1.16	$1.84	$(0.17)	$0.37	$1.35	$2.19	$(1.08)
Net income (loss) attributable to Viad common stockholders	$(0.47)	$1.15	$1.83	$(0.12)	$0.33	$1.37	$2.19	$(1.07)

(1)	Represents revenue less costs of services and cost of products sold.
(2)	The sum of quarterly income per share amounts may not equal annual income per share due to rounding.

Note 26. Subsequent Events

Common Stock Repurchases

Effective February 7, 2019, our Board of Directors approved an additional 500,000 shares to repurchase, bringing our total authorized shares remaining to 600,067.

On February 26, 2019, we announced the expansion of our virtual flight ride theater concept into Las Vegas, Nevada. Modeled after our highly successful FlyOver Canada attraction, FlyOver Las Vegas will provide guests an exhilarating virtual flight experience over some of the most spectacular scenery and natural wonders of the American Southwest. We are scheduled to open our new attraction in early 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viad Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

Phoenix, Arizona

February 27, 2019

We have served as the Company’s auditor since at least 1929; however, an earlier year could not be reliably determined.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.

There were no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting using the criteria described in the “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2018.

Based on our assessment, we concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to our audit of the effectiveness of our internal control over financial reporting, which appears on the following page of this 2018 Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viad Corp

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

February 27, 2019

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, director nomination procedures, the Audit Committee of our Board of Directors, and compliance with Section 16(a) of the Exchange Act, are included in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2019 (the “Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Corporate Governance,” and “Stock Ownership Information,” and are incorporated herein by reference. Information regarding our executive officers is located in Part I, “Other – Executive Officers of the Registrant” of this 2018 Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in the Proxy Statement under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in the Proxy Statement under the caption “Board of Directors and Corporate Governance” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement under the caption “Ratification of the Selection of Deloitte & Touche LLP as Our Independent Registered Public Accounting Firm for 2019” and is incorporated herein by reference.

PART IV

Item 15. Exhibits AND Financial Statement Schedule

(a)	Financial Statements and Schedule

See Index to Financial Statements and Financial Statement Schedule at Item 8 of this 2018 Form 10-K.

(b)	Exhibit Index

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date
3.A		Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004 (SEC File No. 001-11015; SEC Film No. 04961107).	10-Q	6/30/2004	3.A	8/9/2004

3.B		Bylaws of Viad Corp, as amended through December 5, 2013.	8-K		3	12/9/2013

4. A1		$450,000,000 Second Amended and Restated Credit Agreement by and among Viad Corp, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated as of October 24, 2018.	8-K		4.1	10/25/2018

10.A1	+	2007 Viad Corp Omnibus Incentive Plan, filed as Appendix A to Viad Corp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.	DEF 14A			4/13/2012

10.A2	+	Form of Restricted Stock Agreement - Executives, (three-year cliff vesting), effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.A	3/28/2014

10.A3	+	Form of Restricted Stock Units Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.B	3/28/2014

10.A4	+	Form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.F	2/28/2008

10.A5	+	Form of Non-Qualified Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.B	2/26/2010

10.A6	+	Form of Incentive Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.A	2/26/2010

10.A7	+	Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.D	3/5/2013

10.A8	+	Amendment to the Viad Corp Performance Unit Incentive Plan, as amended February 27, 2013 pursuant to the 2007 Viad Corp Omnibus Incentive Plan, effective as of February 24, 2016.	8-K		10.B	3/1/2016

10.A9	+	Form of Performance Unit Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.C	3/28/2014

10.A10	+	Form of Performance Unit Agreement, effective as of February 24, 2016, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.A	3/1/2016

10.B1	+	2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	8-K		10.1	5/23/2017

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.B3	+	Form of Restricted Stock Units Agreement, effective as of May 18, 2017, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	8-K		10.4	5/23/2017

10.B4	+	Form of Management Incentive Plan (MIP) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B4	2/28/2018

10.B5	+	Form of Management Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B5	2/28/2018

10.B6	+	Form of Performance Unit Incentive Plan (“PUP”) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B6	2/28/2018

10.B7	+	Form of 2017 Viad Corp Omnibus Incentive Plan Performance Unit Agreement, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B7	2/28/2018

10.B8	+	Form of Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B8	2/28/2018

10.B9	+	Form of Restricted Stock Agreement – Non-Employee Directors, effective as of May 18, 2017, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	8-K		10.2	5/23/2017

10.B10	+	Form of Restricted Stock Agreement – Non-Employee Directors, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	10-K	12/31/2017	10.B10	2/28/2018

10.C1	+	Forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005.	8-K		10.B	8/29/2007

10.C2	+	Form of Viad Corp Executive Severance Plan (Tier I-2013) effective as February 27, 2013.	8-K		10.B	3/5/2013

10.C3	+	Amendment No. 1 to Viad Corp Executive Severance Plan (Tier I), effective as of February 26, 2014.	8-K		10	3/4/2014

10.C4	+	Severance Agreement (No Change in Control) between Viad Corp and Steven W. Moster, effective as of December 3, 2014.	8-K		10.B	12/5/2014

10.C5	+	Severance Agreement (No Change in Control) between Viad Corp and David W. Barry, effective as of April 22, 2015.	10-K	12/31/2015	10.H4	3/11/2016

10.C6	+	Severance Agreement and General Release between Viad Corp and Deborah J. DePaoli, effective as of November 29, 2017.	8-K/A		10.1	12/1/2017

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.E1	+	Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A.	8-K		10.A	8/29/2007

10.F1	+	Viad Corp Defined Contribution Supplemental Executive Retirement Plan, effective as of January 1, 2013.	8-K		10.E	3/5/2013

10.G1	+	Executive Officer Pay Continuation Policy adopted February 7, 2007.	8-K		10.A	2/13/2007

10.H1	+ *	Viad Corp Directors’ Matching Gift Program, effective as of February 18, 1999.

10.I1	+	Form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987.	10-K	12/31/2008	10.1	2/27/2009

10.J1	+	Summary of Compensation Program of Non-Employee Directors of Viad Corp, effective as of February 27, 2018.	10-Q	3/31/2018	10.J1	5/9/2018

21	*	List of Viad Corp Subsidiaries.

23	*	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-8 of its report contained in this Annual Report.

24	*	Power of Attorney signed by Viad Corp Directors.

31.1	# *	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	#*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith
**	Furnished herewith.

+	Management contract or compensation plan or arrangement.
#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the SEC upon request.

Item 16. Form 10-K summary

None.

VIAD CORP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
(in thousands)	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts	Write-Offs	Other(1)	Balance at End of Year
Allowances for doubtful accounts:
December 31, 2016	1,593	1,355	41	(1,602)	(45)	1,342
December 31, 2017	1,342	2,470	49	(1,529)	(309)	2,023
December 31, 2018	2,023	414	39	(1,170)	(18)	1,288
Deferred tax valuation allowance:
December 31, 2016	2,837	1,406	—	(176)	(69)	3,998
December 31, 2017	3,998	1,385	—	(1,595)	222	4,010
December 31, 2018	4,010	1,230	—	(1,851)	(33)	3,356

(1)	“Other” primarily includes foreign exchange translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2019.

VIAD CORP

By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	February 27, 2019	By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer, Director

Principal Financial Officer

Date:	February 27, 2019	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Chief Financial Officer

Principal Accounting Officer

Date:	February 27, 2019	By:	/s/ Leslie S. Striedel
Leslie S. Striedel
Chief Accounting Officer

Directors

Andrew B. Benett* Denise M. Coll*
Isabella Cunningham*
Richard H. Dozer*
Virginia L. Henkels*
Edward E. Mace*
Robert E. Munzenrider*
Joshua E. Schechter*

Date:	February 27, 2019	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Attorney-in-Fact
*	Pursuant to power of attorney filed as Exhibit 24 to this 2018 Form 10-K