Form 10-Q
period 2019-03-31
VIAD CORP
filed 2019-05-03
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(602) 207-1000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.50 Par Value	VVI	New York Stock Exchange

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

As of April 26, 2019, there were 20,283,639 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries and affiliates.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2019	2018
Assets
Current assets
Cash and cash equivalents	$43,473	$44,893
Accounts receivable, net of allowances for doubtful accounts of $1,366 and $1,288, respectively	134,513	108,936
Inventories	17,601	16,629
Current contract costs	22,987	18,017
Other current assets	32,745	25,486
Total current assets	251,319	213,961
Property and equipment, net	348,723	333,847
Other investments and assets	43,888	42,910
Operating lease right-of-use assets	59,671	—
Deferred income taxes	28,934	19,199
Goodwill	262,912	261,330
Other intangible assets, net	49,161	51,294
Total Assets	$1,044,608	$922,541
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$83,635	$71,927
Contract liabilities	66,094	33,476
Accrued compensation	17,224	22,668
Operating lease obligations	21,080	—
Other current liabilities	53,731	32,258
Current portion of debt and finance lease obligations	242,069	229,416
Total current liabilities	483,833	389,745
Long-term debt and finance lease obligations	6,795	705
Pension and postretirement benefits	26,528	26,636
Long-term operating lease obligations	42,098	—
Other deferred items and liabilities	45,361	48,991
Total liabilities	604,615	466,077
Commitments and contingencies
Redeemable noncontrolling interest	5,662	5,909
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	571,833	575,339
Retained earnings	89,227	109,032
Unearned employee benefits and other	223	199
Accumulated other comprehensive loss	(43,110)	(47,975)
Common stock in treasury, at cost, 4,657,471 and 4,741,638 shares, respectively	(235,172)	(237,790)
Total Viad stockholders’ equity	420,403	436,207
Non-redeemable noncontrolling interest	13,928	14,348
Total stockholders’ equity	434,331	450,555
Total Liabilities and Stockholders’ Equity	$1,044,608	$922,541

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018
Revenue:
Services	$250,641	$245,548
Products	34,953	31,880
Total revenue	285,594	277,428
Costs and expenses:
Costs of services	263,356	257,295
Costs of products	33,474	31,122
Business interruption gain	—	(190)
Corporate activities	1,833	2,217
Interest income	(98)	(84)
Interest expense	2,915	2,069
Other expense	455	238
Restructuring charges	688	162
Legal settlement	8,500	—
Total costs and expenses	311,123	292,829
Loss from continuing operations before income taxes	(25,529)	(15,401)
Income tax benefit	(7,595)	(4,638)
Loss from continuing operations	(17,934)	(10,763)
Income (loss) from discontinued operations	(287)	928
Net loss	(18,221)	(9,835)
Net loss attributable to non-redeemable noncontrolling interest	420	364
Net loss attributable to redeemable noncontrolling interest	24	84
Net loss attributable to Viad	$(17,777)	$(9,387)
Diluted loss per common share:
Continuing operations attributable to Viad common stockholders	$(0.88)	$(0.51)
Discontinued operations attributable to Viad common stockholders	(0.01)	0.04
Net loss attributable to Viad common stockholders	$(0.89)	$(0.47)
Weighted-average outstanding and potentially dilutive common shares	20,076	20,207
Basic loss per common share:
Continuing operations attributable to Viad common stockholders	$(0.88)	$(0.51)
Discontinued operations attributable to Viad common stockholders	(0.01)	0.04
Net loss attributable to Viad common stockholders	$(0.89)	$(0.47)
Weighted-average outstanding common shares	20,076	20,207
Dividends declared per common share	$0.10	$0.10
Amounts attributable to Viad common stockholders
Loss from continuing operations	$(17,490)	$(10,315)
Income (loss) from discontinued operations	(287)	928
Net loss	$(17,777)	$(9,387)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Net loss	$(18,221)	$(9,835)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments, net of tax(1)	4,780	(3,109)
Change in net actuarial loss, net of tax(1)	120	629
Change in prior service cost, net of tax(1)	(35)	(184)
Comprehensive loss	(13,356)	(12,499)
Comprehensive loss attributable to non-redeemable noncontrolling interest	420	364
Comprehensive loss attributable to redeemable noncontrolling interest	24	84
Comprehensive loss attributable to Viad	$(12,912)	$(12,051)

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2018	$37,402	$575,339	$109,032	$199	$(47,975)	$(237,790)	$436,207	$14,348	$450,555
Net loss	—	—	(17,777)	—	—	—	(17,777)	(420)	(18,197)
Dividends on common stock ($0.10 per share)	—	—	(2,028)	—	—	—	(2,028)	—	(2,028)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(2,905)	(2,905)	—	(2,905)
Employee benefit plans	—	(4,302)	—	—	—	5,522	1,220	—	1,220
Share-based compensation - equity awards	—	780	—	—	—	—	780	—	780
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	4,780	—	4,780	—	4,780
Amortization of net actuarial loss, net of tax	—	—	—	—	120	—	120	—	120
Amortization of prior service cost, net of tax	—	—	—	—	(35)	—	(35)	—	(35)
Other, net	—	16	—	24	—	1	41	—	41
Balance, March 31, 2019	$37,402	$571,833	$89,227	$223	$(43,110)	$(235,172)	$420,403	$13,928	$434,331

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2017	$37,402	$574,458	$65,836	$218	$(22,568)	$(226,215)	$429,131	$13,806	$442,937
Net loss	—	—	(9,387)	—	—	—	(9,387)	(364)	(9,751)
Dividends on common stock ($0.10 per share)	—	—	(2,046)	—	—	—	(2,046)	—	(2,046)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(868)	(868)	—	(868)
Employee benefit plans	—	(2,014)	—	—	—	3,137	1,123	—	1,123
Share-based compensation - equity awards	—	815	—	—	—	—	815	—	815
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(3,109)	—	(3,109)	—	(3,109)
Amortization of net actuarial loss, net of tax	—	—	—	—	629	—	629	—	629
Amortization of prior service cost, net of tax	—	—	—	—	(184)	—	(184)	—	(184)
Adoption of ASU 2016-01	—	—	616	—	(616)	—	—	—	—
Other, net	—	(36)	(19)	(11)		(1)	(67)	—	(67)
Balance, March 31, 2018	$37,402	$573,223	$55,000	$207	$(25,848)	$(223,947)	$416,037	$13,442	$429,479

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(18,221)	$(9,835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,188	13,063
Deferred income taxes	(9,098)	(4,507)
(Income) loss from discontinued operations	287	(928)
Restructuring charges	688	162
Legal settlement	8,500	—
Gains on dispositions of property and other assets	(551)	(73)
Share-based compensation expense	2,206	717
Other non-cash items, net	1,041	1,803
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(25,545)	(13,255)
Inventories	(874)	70
Current contract costs	(4,838)	(9,211)
Accounts payable	12,868	5,354
Restructuring liabilities	(714)	(359)
Accrued compensation	(7,490)	(16,149)
Contract liabilities	32,379	20,888
Income taxes payable	6	(7,475)
Other assets and liabilities, net	4,188	16,316
Net cash provided by (used in) operating activities	8,020	(3,419)
Cash flows from investing activities
Capital expenditures	(19,543)	(26,586)
Proceeds from dispositions of property and other assets	611	1,139
Net cash used in investing activities	(18,932)	(25,447)
Cash flows from financing activities
Proceeds from borrowings	28,347	36,038
Payments on debt and finance lease obligations	(14,376)	(15,348)
Dividends paid on common stock	(2,028)	(2,046)
Payment of payroll taxes on stock-based compensation through shares withheld	(2,905)	(868)
Proceeds from exercise of stock options	—	84
Net cash provided by financing activities	9,038	17,860
Effect of exchange rate changes on cash and cash equivalents	454	(377)
Net change in cash and cash equivalents	(1,420)	(11,383)
Cash and cash equivalents, beginning of year	44,893	53,723
Cash and cash equivalents, end of period	$43,473	$42,340

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Overview and Basis of Presentation

Nature of Business

We are an international experiential services company with operations principally in the United States, Canada, the United Kingdom, continental Europe, and the United Arab Emirates. We are committed to providing unforgettable experiences to our clients and guests. We operate through three reportable business segments: GES North America, GES EMEA (collectively, “GES”), and Pursuit.

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

Services and Products Offered

GES provides a full suite of services and products for event organizers and corporate brand marketers through the following lines of business:

•	Core Services. GES provides official contracting services and products, including the design and production of experiences, material handling, rigging, electrical, and other on-site event services.
•	Event Technology. GES offers a comprehensive range of event technology services, including event accommodation solutions, registration and data analytics, and event management tools.
•

Audio-Visual. GES offers a variety of high-impact multi-media services and technology, including video production, lighting design, digital studio services, entertainment services and talent coordination, projection mapping, and computer rental and support.

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

Pursuit

Pursuit is a collection of inspiring and unforgettable travel experiences that include world-class recreational attractions, unique hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services.

Services and Products Offered

Pursuit comprises four lines of business: Attractions, including food and beverage services and retail operations; Hospitality, including food and beverage services and retail operations; Transportation; and Travel Planning. Services offered by these lines of business (or a subset of these) include admissions, accommodations, transportation, and travel planning. Products offered include food and beverage and retail operations.

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

•

The Glacier Park Collection is an operator of seven lodging properties, 12 retail shops, and 11 dining outlets in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada, with a leading share of rooms in the Glacier Park market.

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

o

FlyOver Las Vegas is a newly announced expansion of our virtual flight ride theater concept into Las Vegas, Nevada. This new attraction will provide guests an exhilarating virtual flight experience over some of the most spectacular scenery and natural wonders of the American Southwest. We expect to open our new attraction in 2021.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or SEC rules and regulations for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019 (“2018 Form 10-K”).

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
Standards Recently Adopted
ASU 2016-02, Leases (Topic 842)

The amendment increases transparency and comparability by requiring the recognition of a right-of-use asset and a lease liability on the balance sheet. The standard also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of cash flows arising from leases.

January 1, 2019

We adopted ASU 2016-02 and its related amendments (collectively, “Topic 842”) on January 1, 2019 using the optional transition method. Under this method of adoption, a cumulative adjustment to retained earnings is recorded, if any, and prior periods are not restated. We determined there was no cumulative effect adjustment to retained earnings on January 1, 2019.

The adoption of Topic 842 did not have a material impact to our Condensed Consolidated Statement of Operations. The most significant impact related to facility and equipment leases, which were previously recorded as operating leases. Upon adoption as of January 1, 2019, we recognized an additional right-of-use asset and lease liability of $59 million on the balance sheet. The existing deferred rent liabilities balance, resulting from historical straight-lining of operating leases, was reclassified upon adoption to reduce the measurement of leased assets. Refer to our Leases Significant Accounting Policy immediately following this table and Note 19 - Leases and Other for additional information.

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

GES’ service revenue is primarily derived through its comprehensive range of services to event organizers and corporate brand marketers including Core Services, Event Technology, and Audio-Visual. GES’ service revenue is earned over time over the duration of the exhibition, conference, or corporate event, which generally lasts one to three days; however, we recognize service revenue at the close of the event when we have the right to invoice. GES’ product revenue is derived from the build of exhibits and environments and graphics. GES’ product revenue is recognized at a point in time upon delivery of the product.

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

Leases

We adopted Topic 842 on January 1, 2019, which requires the recognition of a right-of-use (“ROU”) asset and lease liability on the balance sheet, and requires lessees to classify leases as either finance or operating leases. The classification of the lease determines whether the lease expense is recognized on an effective interest method basis (finance lease) or on a straight-line basis (operating lease) over the lease term. In determining whether an agreement contains a lease, we consider if we have a right to control the use of the underlying asset during the lease term in exchange for an obligation to make lease payments arising from the lease. We recognize ROU assets and lease liabilities at commencement date, which is when the underlying asset is available for use to a lessee, based on the present value of lease payments over the lease term.

Our operating and finance leases are primarily facility and equipment leases. Our facility leases are comprised mainly of manufacturing facilities, sales and design facilities, offices, storage and/or warehouses, and truck marshaling yards. These facility leases generally have lease terms ranging up to 42 years. Our equipment leases are comprised mainly of vehicles, hardware, and office equipment, each with various lease terms.

We made the accounting policy election not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. We elected to apply the package of practical expedients permitted under Topic 842 transition guidance, which among other things, allowed us to carry forward our historical lease classifications. We also elected the practical expedient to not separate non-lease components from lease components, and payments associated with fixed non-lease components are included in measuring the ROU asset and lease liability.

If a lease contains a renewal option that is reasonably certain to be exercised, then the lease term includes the optional periods in measuring a ROU asset and lease liability. Variable leases and variable non-lease components are not included in the calculation of the ROU asset and corresponding lease liability. For facility leases, variable lease costs include the costs of common area maintenance, taxes, and insurance for which we pay our lessors an estimate that is adjusted to actual expense on a quarterly or annual basis depending on the underlying contract terms. These variable lease payments are expensed as incurred. Upon the adoption of Topic 842, our accounting for finance leases, previously referred to as capital leases, remains substantially unchanged from prior guidance. Our lease agreements do not contain any significant residual value guarantees or restrictive covenants.

Substantially all of our lease agreements do not specify an implicit borrowing rate, and as such, we utilize an incremental borrowing rate based on lease term and by country, in order to calculate the present value of our future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the expected rate at which we would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term and the country. On January 1, 2019, the discount rate used on existing leases at adoption was extrapolated based on the remaining lease term and the country using available data as of that date.  For new or renewed leases starting in 2019, the discount rate is determined using available data at lease commencement and based on the lease term and country including any reasonably certain renewal periods.

We are also a lessor to third party tenants who either lease certain portions of facilities that we own or sublease certain portions of facilities that we lease. Lease income from owned facilities is recorded as rental income and sublease income from leased facilities is recorded against lease expense in the Condensed Consolidated Statements of Operations. All of our leases for which we are the lessor are classified as operating leases under Topic 842.

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

Contract Liabilities

GES and Pursuit typically receive customer deposits prior to transferring the related product or service to the customer. These deposits are recorded as a contract liability and recognized as revenue upon satisfaction of the related contract performance obligation(s). GES also provides customer rebates and volume discounts to certain event organizers that are recorded as contract liabilities and are recognized as a reduction of revenue. These amounts are included in the Condensed Consolidated Balance Sheets under the captions “Contract liabilities” and “Other deferred items and liabilities.”

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2018	$35,600
Cash additions	45,450
Revenue recognized	(14,945)
Foreign exchange translation adjustment	236
Balance at March 31, 2019	$66,341

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

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2018	$21,478
Additions	18,484
Expenses	(13,295)
Cancelled	(3)
Foreign exchange translation adjustment	92
Balance at March 31, 2019	$26,756

As of March 31, 2019, capitalized contract costs consisted of $2.2 million to obtain contracts and $24.6 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs for the three months ended March 31, 2019 or 2018.

Disaggregation of Revenue

The following tables disaggregate GES and Pursuit revenue by major product line, timing of revenue recognition, and markets served:

GES

	Three Months Ended March 31, 2019
(in thousands)	GES North America(1)	GES EMEA(1)	Intersegment Eliminations	Total
Services:
Core services	$179,873	$31,063	$—	$210,936
Audio-visual	18,406	3,888	—	22,294
Event technology	8,763	2,953	—	11,716
Intersegment eliminations	—	—	(2,690)	(2,690)
Total services	207,042	37,904	(2,690)	242,256
Products:
Core products	16,199	16,472	—	32,671
Total revenue	$223,241	$54,376	$(2,690)	$274,927

Timing of revenue recognition:
Services transferred over time	$207,042	$37,904	$(2,690)	$242,256
Products transferred over time(2)	11,269	3,479	—	14,748
Products transferred at a point in time	4,930	12,993	—	17,923
Total revenue	$223,241	$54,376	$(2,690)	$274,927

Markets:
Exhibitions	$136,429	$45,655	$—	$182,084
Conferences	47,862	2,982	—	50,844
Corporate events	32,787	5,545	—	38,332
Consumer events	6,163	194	—	6,357
Intersegment eliminations	—	—	(2,690)	(2,690)
Total revenue	$223,241	$54,376	$(2,690)	$274,927

(1)

During the first quarter of 2019, we realigned GES’ organizational structure. As a result, we changed GES’ reportable segments to reflect how our chief operating decision maker regularly reviews and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are GES North America and GES EMEA.

(2)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

	Three Months Ended March 31, 2018
(in thousands)	GES North America(1)	GES EMEA(1)	Intersegment Eliminations	Total
Services:
Core services	$180,525	$28,985	$—	$209,510
Audio-visual	17,084	3,168	—	20,252
Event technology	8,035	3,274	—	11,309
Intersegment eliminations	—	—	(3,278)	(3,278)
Total services	205,644	35,427	(3,278)	237,793
Products:
Core products	16,420	13,493	—	29,913
Total revenue	$222,064	$48,920	$(3,278)	$267,706

Timing of revenue recognition:
Services transferred over time	$205,644	$35,427	$(3,278)	$237,793
Products transferred over time(2)	11,369	3,329	—	14,698
Products transferred at a point in time	5,051	10,164	—	15,215
Total revenue	$222,064	$48,920	$(3,278)	$267,706

Markets:
Exhibitions	$145,818	$39,935	$—	$185,753
Conferences	39,089	5,388	—	44,477
Corporate events	30,903	3,402	—	34,305
Consumer events	6,254	195	—	6,449
Intersegment eliminations	—	—	(3,278)	(3,278)
Total revenue	$222,064	$48,920	$(3,278)	$267,706

(1)

During the first quarter of 2019, we realigned GES’ organizational structure. As a result, we changed GES’ reportable segments to reflect how our chief operating decision maker regularly reviews and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are GES North America and GES EMEA.

(2)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

Pursuit

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Services:
Admissions	$3,525	$3,579
Accommodations	2,418	1,705
Transportation	1,995	2,369
Travel planning	632	308
Intersegment eliminations	(185)	(206)
Total services revenue	8,385	7,755
Products:
Food and beverage	1,364	1,219
Retail operations	918	748
Total products revenue	2,282	1,967
Total revenue	$10,667	$9,722

Timing of revenue recognition:
Services transferred over time	$8,385	$7,755
Products transferred at a point in time	2,282	1,967
Total revenue	$10,667	$9,722

Markets:
Banff Jasper Collection	$7,870	$7,089
Alaska Collection	180	213
Glacier Park Collection	823	626
FlyOver	1,794	1,794
Total revenue	$10,667	$9,722

Note 3. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Performance unit incentive plan (“PUP”)	$1,423	$194
Restricted stock	693	503
Restricted stock units	90	20
Share-based compensation before income tax benefit	2,206	717
Income tax benefit	(558)	(181)
Share-based compensation, net of income tax benefit	$1,648	$536

We did not record any share-based compensation expense through restructuring charges during the three months ended March 31, 2019 or 2018.

The following table summarizes the activity of the outstanding share-based compensation awards:

	PUP Awards		Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2018	239,809	$40.65	176,769	$40.87	12,090	$39.04
Granted	73,020	$58.25	54,475	$57.80	5,025	$56.81
Vested	(95,309)	$26.98	(80,859)	$31.78	(5,377)	$26.98
Forfeited	—	$—	(936)	$43.75	—	$—
Balance at March 31, 2019	217,520	$52.55	149,449	$51.93	11,738	$52.17

Viad Corp Omnibus Incentive Plan

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of March 31, 2019, there were 1,580,999 shares available for future grant under the 2017 Plan.

PUP Awards

The vesting of PUP award shares is based upon achievement of certain performance-based criteria. The performance period of the shares is three years.

During the three months ended March 31, 2019, we granted PUP awards with a grant date fair value of $4.3 million of which $1.7 million are payable in shares. Liabilities related to PUP awards were $2.7 million as of March 31, 2019 and $7.0 million as of December 31, 2018. In 2019, PUP awards granted in 2016 vested and we paid $5.6 million in cash and $3.4 million in shares. In 2019, we withheld 25,771 shares for $1.5 million related to tax withholding requirements on vested PUP awards paid in shares. In 2018, PUP awards granted in 2015 vested and we distributed cash payouts of $5.9 million.

Restricted Stock

As of March 31, 2019, the unamortized cost of outstanding restricted stock awards was $4.9 million, which we expect to recognize over a weighted-average period of approximately 1.7 years. We repurchased 24,067 shares for $1.4 million during the three months ended March 31, 2019 and 16,362 shares for $0.9 million during the three months ended March 31, 2018 related to tax withholding requirements on vested share-based awards.

Restricted Stock Units

Aggregate liabilities related to restricted stock units were $0.2 million as of March 31, 2019 and $0.4 million as of December 31, 2018. In February 2019, the 2016 restricted stock units vested and we distributed $0.3 million in cash payouts. In February 2018, the 2015 restricted stock units vested and we distributed $0.2 million in cash payouts.

Stock Options

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2018	58,689	$16.62
Exercised	—	$—
Options outstanding and exercisable at March 31, 2019	58,689	$16.62

Note 4. Acquisition of Business

2018 Acquisition

Maligne Canyon Restaurant

In March 2018, we acquired the Maligne Canyon Restaurant and Gift Shop for total cash consideration of $6.0 million Canadian dollars (approximately $4.6 million U.S. dollars).  Transaction costs associated with the acquisition were $24 thousand in 2018, which are included in “Cost of services” in the Condensed Consolidated Statements of Operations. These assets have been included in the consolidated financial statements from the date of acquisition.

Note 5. Inventories

Inventories, which consist primarily of exhibit design and construction materials and supplies, as well as retail inventory, are stated at the lower of cost (first-in, first-out and specific identification methods) or net realizable value.

The components of inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Raw materials	$12,784	$12,368
Finished goods	4,817	4,261
Inventories	$17,601	$16,629

Note 6. Other Current Assets

Other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Income tax receivable	$12,609	$10,886
Prepaid vendor payments	4,910	4,492
Prepaid software maintenance	4,732	4,010
Prepaid insurance	2,609	2,754
Prepaid taxes	696	591
Prepaid other	6,181	1,755
Other	1,008	998
Other current assets	$32,745	$25,486

Note 7. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Land and land interests	$33,057	$32,887
Buildings and leasehold improvements	241,798	238,995
Equipment and other	394,613	383,284
Gross property and equipment	669,468	655,166
Accumulated depreciation	(329,791)	(321,319)
Property and equipment, net (excluding finance leases)	339,677	333,847
Finance lease right-of-use assets, net	9,046	—
Property and equipment, net	$348,723	$333,847

Depreciation expense was $10.1 million for the three months ended March 31, 2019 and $10.4 million for three months ended March 31, 2018.

Property and equipment purchased through accounts payable and accrued liabilities increased $1.5 million during the three months ended March 31, 2019 and $0.8 million for the three months ended March 31, 2018.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Cash surrender value of life insurance	$23,892	$23,815
Self-insured liability receivable	9,176	9,176
Contract costs	3,769	3,461
Other mutual funds	2,993	2,517
Other	4,058	3,941
Other investments and assets	$43,888	$42,910

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	GES North America	GES EMEA	Pursuit	Total
Balance at December 31, 2018	$154,944	$29,954	$76,432	$261,330
Foreign currency translation adjustments	146	170	1,266	1,582
Balance at March 31, 2019	$155,090	$30,124	$77,698	$262,912

Other intangible assets consisted of the following:

		March 31, 2019			December 31, 2018
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	7.4	$67,948	$(33,058)	$34,890	$67,729	$(31,201)	$36,528
Operating contracts and licenses	25.3	9,380	(1,424)	7,956	9,180	(1,376)	7,804
Tradenames	6.0	7,799	(3,395)	4,404	7,705	(3,109)	4,596
Non-compete agreements	1.8	5,215	(4,563)	652	5,174	(4,080)	1,094
Other	8.0	1,381	(582)	799	1,365	(553)	812
Total amortized intangible assets		91,723	(43,022)	48,701	91,153	(40,319)	50,834
Indefinite-lived intangible assets:
Business licenses		460	—	460	460	—	460
Other intangible assets		$92,183	$(43,022)	$49,161	$91,613	$(40,319)	$51,294

Intangible asset amortization expense was $2.5 million for the three months ended March 31, 2019 and $2.7 million for the three months ended March 31, 2018.

At March 31, 2019, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2019	$7,437
2020	8,419
2021	7,432
2022	5,908
2023	4,721
Thereafter	14,784
Total	$48,701

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Continuing operations:
Commissions payable	$13,212	$2,703
Accrued legal settlement	7,250	—
Self-insured liability	5,873	5,688
Accrued sales and use taxes	5,649	5,397
Accrued employee benefit costs	4,629	3,224
Accommodation services deposits	3,912	1,541
Current portion of pension and postretirement liabilities	2,134	2,310
Accrued dividends	2,011	2,012
Deferred rent (1)	—	1,659
Accrued professional fees	957	886
Accrued restructuring	706	716
Other taxes	1,325	695
Other	5,148	4,501
Total continuing operations	52,806	31,332
Discontinued operations:
Environmental remediation liabilities	543	555
Self-insured liability	306	295
Other	76	76
Total discontinued operations	925	926
Total other current liabilities	$53,731	$32,258

(1)

Upon the adoption of Topic 842, we reclassified deferred rent to operating lease obligations. We did not recast prior year financial statements under the new standard. Refer to Note 19 – Leases and Other for additional information.

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Continuing operations:
Self-insured liability	$10,631	$10,681
Foreign deferred tax liability	10,407	9,768
Self-insured excess liability	9,176	9,176
Accrued compensation	5,835	6,664
Accrued restructuring	1,535	1,535
Accrued legal settlement	1,250	—
Contract liabilities	247	2,124
Deferred rent (1)	—	2,719
Other	1,872	1,868
Total continuing operations	40,953	44,535
Discontinued operations:
Self-insured liability	2,411	2,437
Environmental remediation liabilities	1,746	1,775
Other	251	244
Total discontinued operations	4,408	4,456
Total other deferred items and liabilities	$45,361	$48,991

(1)

Upon the adoption of Topic 842, we reclassified deferred rent to operating lease obligations. We did not recast prior year financial statements under the new standard. Refer to Note 19 – Leases and Other for additional information.

Note 12. Debt and Finance Lease Obligations

The components of long-term debt and finance lease obligations consisted of the following:

	March 31,	December 31,
(in thousands, except interest rates)	2019	2018
2018 Credit Facility, 4.3% weighted-average interest rate at March 31, 2019 and 4.3% at December 31, 2018, due through 2023 (1)	$239,938	$227,792
FlyOver Iceland Credit Facility, 4.9% weighted-average interest rate at March 31, 2019, due through 2022(1)	2,284	—
Less unamortized debt issuance costs	(2,182)	(2,310)
Total debt	240,040	225,482
Finance lease obligations, 5.8% weighted-average interest rate at March 31, 2019 and 4.5% at December 31, 2018, due through 2021	8,824	4,639
Total debt and finance lease obligations	248,864	230,121
Current portion (2)	(242,069)	(229,416)
Long-term debt and finance lease obligations	$6,795	$705
(1)

Represents the weighted-average interest rate in effect at the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.

(2)	Borrowings under the credit facility are classified as current because all borrowed amounts are due within one year.

2018 Credit Agreement

Effective October 24, 2018, we entered into a Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”). The 2018 Credit Agreement has a maturity date of October 24, 2023 and provides for a $450 million revolving credit facility (“2018 Credit Facility”). Proceeds from the 2018 Credit Facility were used to refinance certain of our outstanding debt and provide us with additional funds for our operations, growth initiatives, acquisitions, and other general corporate purposes in the ordinary course of business. The 2018 Credit Facility may be increased up to an additional $250 million under certain circumstances. It has a $20 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Our lenders under the 2018 Credit Facility have a first perfected security interest in all of our personal property including GES, GES Event Intelligence Services, Inc., CATC Alaska Tourism Corporation (“CATC”), ON Event Services, LLC (“ON Services”), and 65% of the capital stock of our top-tier foreign subsidiaries (other than Esja). Financial covenants include an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not greater than 3.50 to 1.00, with a step-up of 4.00 to 1.00 for four quarters for a material acquisition of $50 million or more. Dividends are permitted up to $15 million in any calendar year. In addition, we can declare and pay dividends or repurchase our common stock up to $20 million per calendar year. Dividends and repurchases above those thresholds are permitted as long as our pro forma leverage ratio is less than or equal to 2.75 to 1.00. Unsecured debt is allowed provided we are in compliance with the leverage ratio. In addition, the unsecured debt must mature after the expiration of the 2018 Credit Facility, cannot have scheduled principal payments while the 2018 Credit Facility is in place, and any covenants for unsecured debt cannot be more restrictive than the 2018 Credit Facility. Significant other covenants include limitations on investments, additional indebtedness, sales and dispositions of assets, and liens on property. As of March 31, 2019, the interest coverage ratio was 13.20 to 1.00, the leverage ratio was 1.92 to 1.00, and we were in compliance with all covenants under the 2018 Credit Agreement.

Borrowings under the 2018 Credit Facility (of which GES, GES Event Intelligence Services, Inc., CATC, and ON Services are guarantors) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to our leverage ratio. We understand that LIBOR will be phased out in 2021. The vast majority of our borrowings under the 2018 Credit Facility are indexed to the LIBOR. We do not expect the successor rate to have a material impact on our interest expense. Commitment fees and letters of credit fees are also tied to our leverage ratio. The fees on the unused portion of the 2018 Credit Facility were 0.3% annually as of March 31, 2019.

As of March 31, 2019, capacity remaining under the 2018 Credit Facility was $206.5 million, reflecting borrowings of $239.9 million and $3.6 million in outstanding letters of credit.

FlyOver Iceland Credit Facility

Effective February 15, 2019, FlyOver Iceland ehf., a wholly-owned subsidiary of Esja, entered into a credit agreement with a €5.0 million (approximately $5.6 million) credit facility (the “FlyOver Iceland Credit Facility”) with a maturity date of March 1, 2022. The loan proceeds will be used to complete the development of the FlyOver Iceland attraction.

As of March 31, 2019, capacity remaining under the FlyOver Iceland Credit Facility was approximately $3.3 million.

The estimated fair value of total debt was $239.1 million as of March 31, 2019 and $228.6 million as of December 31, 2018. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.

Cash paid for interest on debt was $2.7 million for the three months ended March 31, 2019 and $1.9 million for the three months ended March 31, 2018.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$122	$122	$—	$—
Other mutual funds (2)	2,993	2,993	—	—
Total assets at fair value on a recurring basis	$3,115	$3,115	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$121	$121	$—	$—
Other mutual funds (2)	2,517	2,517	—	—
Total assets at fair value on a recurring basis	$2,638	$2,638	$—	$—
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

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 12 – Debt and Finance Lease Obligations for the estimated fair value of debt obligations.

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(36,332)	$(11,643)	$(47,975)
Other comprehensive income before reclassifications	4,780	—	4,780
Amounts reclassified from AOCI, net of tax	—	85	85
Net other comprehensive income	4,780	85	4,865
Balance at March 31, 2019	$(31,552)	$(11,558)	$(43,110)

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$616	$(12,026)	$(11,158)	$(22,568)
Other comprehensive loss before reclassifications	—	(3,109)	—	(3,109)
Amounts reclassified from AOCI, net of tax	—	—	445	445
Net other comprehensive loss	—	(3,109)	445	(2,664)
Adoption of ASU 2016-01(1)	(616)	—	—	(616)
Balance at March 31, 2018	$—	$(15,135)	$(10,713)	$(25,848)

(1)

Upon the adoption of ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, we recorded a cumulative-effect adjustment from unrealized gains on investments to beginning retained earnings.

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic cost for each period presented. Refer to Note 17 – Pension and Postretirement Benefits for additional information.

Note 15. Income Per Share

The components of basic and diluted income per share are as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018
Net loss attributable to Viad (diluted)	$(17,777)	$(9,387)
Less: Allocation to non-vested shares	—	—
Adjustment to the redemption value of redeemable noncontrolling interest	(87)	(38)
Net loss allocated to Viad common stockholders (basic)	$(17,864)	$(9,425)
Basic weighted-average outstanding common shares	20,076	20,207
Additional dilutive shares related to share-based compensation	—	—
Diluted weighted-average outstanding shares	20,076	20,207
Loss per share:
Basic loss attributable to Viad common stockholders	$(0.89)	$(0.47)
Diluted loss attributable to Viad common stockholders(1)	$(0.89)	$(0.47)

(1)	Diluted income (loss) per share amount cannot exceed basic income (loss) per share.

Note 16. Income Taxes

The effective tax rate was 29.8% for the three months ended March 31, 2019 and 30.1% for the three months ended March 31, 2018.

The income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income plus the tax impact of any unusual, infrequent, or nonrecurring items during the period. The effective tax rate for the three months ended

March 31, 2019 was greater than the federal statutory rate of 21% primarily due to foreign income taxed at higher rates, equity compensation vesting during the quarter, and the tax benefit of a legal settlement that was treated as an unusual item and not included in the annualized tax rate calculation. The effective tax rate for the three months ended March 31, 2018 was greater than the federal statutory rate primarily due to foreign income tax at higher rates and the impact of U.S. tax reform.

Cash paid for income taxes was $3.4 million for the three months ended March 31, 2019 and $9.1 million for the three months ended March 31, 2018.

Note 17. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended March 31, 2019 and 2018 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$15	$2	$20	$24	$101	$142
Interest cost	214	187	124	94	94	92
Expected return on plan assets	(34)	(35)	—	—	(122)	(129)
Amortization of prior service credit	—	—	(47)	(84)	—	—
Recognized net actuarial loss	106	122	77	52	38	41
Net periodic benefit cost	$301	$276	$174	$86	$111	$146

We expect to contribute $1.0 million to our funded pension plans, $1.2 million to our unfunded pension plans, and $1.2 million to our postretirement benefit plans in 2019. During the three months ended March 31, 2019, we contributed $0.2 million to our funded pension plans, $0.2 million to our unfunded pension plans, and $0.3 million to our postretirement benefit plans.

Note 18. Restructuring Charges

GES

As part of our efforts to drive efficiencies and simplify our business operations, we have taken certain restructuring actions designed to reduce our cost structure primarily within GES. These actions include combining separate business units within GES North America and consolidating facilities and operations in the U.S., Canada, and the United Kingdom. As a result, we recorded restructuring charges primarily consisting of severance and related benefits as a result of workforce reductions and charges related to the consolidation and downsizing of facilities representing the remaining operating lease obligations (net of estimated sublease income) and related costs.

Other Restructurings

We recorded restructuring charges in connection with the consolidation of certain support functions at our corporate headquarters. These charges primarily consist of severance and related benefits due to headcount reductions.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2018	$2,039	$200	$12	$2,251
Restructuring charges	426	219	43	688
Cash payments	(594)	(62)	(58)	(714)
Adjustment to liability	(41)	51	6	16
Balance at March 31, 2019	$1,830	$408	$3	$2,241

As of March 31, 2019, we expect to pay the liabilities related to severance and employee benefits by the end of 2020. The liability related to future lease payments will be paid over the remaining lease terms. Refer to Note 22 – Segment Information, for information regarding restructuring charges by segment.

Note 19. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		March 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$59,671
Finance lease assets	Property and equipment, net	9,046
Total lease assets		$68,717

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$21,080
Finance lease obligations	Current portion of debt and finance lease obligations	2,023
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	42,098
Finance lease obligations	Long-term debt and finance lease obligations	6,801
Total lease liabilities		$72,002

The components of lease expense consisted of the following:

Three Months Ended
(in thousands)	March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$589
Interest on lease liabilities	67
Operating lease cost	5,992
Short-term lease cost	215
Variable lease cost	1,815
Sublease income(1)	(172)
Total lease cost, net	$8,506
(1)	Sublease income excludes rental income from owned assets, which is recorded in revenue.

Other information related to operating and finance leases are as follows:

Three Months Ended
(in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating activities	$6,198
Operating cash flows from finance activities	$67
Financing cash flows from finance activities	$522
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,439
Finance leases	$1,182

March 31,
2019
Weighted-average remaining lease term (years):
Operating leases	4.32
Finance leases	8.48
Weighted-average discount rate:
Operating leases	5.18%
Finance leases	5.76%

As of March 31, 2019, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2019	$17,844	$1,964	$19,808
2020	20,827	2,108	22,935
2021	10,917	1,368	12,285
2022	6,918	997	7,915
2023	4,744	913	5,657
Thereafter	12,303	4,144	16,447
Total future lease payments	73,553	11,494	85,047
Less: Amount representing interest	(10,375)	(2,670)	(13,045)
Present value of minimum lease payments	63,178	8,824	72,002
Current portion	21,080	2,023	23,103
Long-term portion	$42,098	$6,801	$48,899

As of March 31, 2019, the estimated future minimum rentals under non-cancellable leases, which includes rental income from facilities that we own and sublease income from facilities that we lease, are as follows:

(in thousands)
Remainder of 2019	$1,511
2020	1,674
2021	1,845
2022	1,512
2023	1,415
Thereafter	2,795
Total minimum sublease rents	10,752

As previously disclosed on our 2018 Form 10-K and under the previous lease accounting standard, our future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year would have been as follows as of December 31, 2018:

(in thousands)	Rental Payments	Receivable Under Subleases
2019	$28,671	$2,382
2020	22,919	1,582
2021	13,217	1,711
2022	8,280	1,370
2023	6,201	1,270
Thereafter	8,305	2,798
Total	$87,593	$11,113

Note 20. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. For the three months ended March 31, 2019, we recorded an $8.5 million charge to resolve a legal dispute at GES involving a former industry contractor. Although the amount of liability as of March 31, 2019 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of March 31, 2019, we had recorded environmental remediation liabilities of $2.3 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of March 31, 2019, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of March 31, 2019 would be $15.5 million. These guarantees relate to our leased facilities through October 2027. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

A significant number of our employees are unionized and we are a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If we are unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact our business and results of operations. We believe that relations with our employees are satisfactory and that collective-bargaining agreements expiring in 2019 will be renegotiated in the ordinary course of business. Although our labor relations are currently stable, disruptions could occur, with the possibility of an adverse impact on the operating results of GES. We are continuing to work with union leadership and other industry participants to finalize the terms of a new collective-bargaining agreement that potentially includes a partial withdrawal from the Central States pension plan, which we would expect to result in a charge of approximately $14 million.

We are self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $16.5 million as of March 31, 2019, which includes $11.5 million related to workers’ compensation liabilities, and $5.0 million related to general/auto liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $2.7 million as of March 31, 2019. The estimated employee health benefit claims incurred but not yet reported was $1.5 million as of March 31, 2019. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.8 million for the three months ended March 31, 2019 and $1.5 million for the three months ended March 31, 2018.

In addition, as of March 31, 2019, we have recorded insurance liabilities of $9.2 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $8.5 million related to workers’ compensation liabilities and $0.7 million related to general/auto liability claims, which are recorded in other deferred items and liabilities in the Condensed Consolidated Balance Sheets with a corresponding receivable in other investments.

Note 21. Redeemable Noncontrolling Interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Through Esja and its wholly-owned subsidiary, we are developing and will operate a new FlyOver Iceland attraction.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2018	$5,909
Net loss attributable to redeemable noncontrolling interest	(24)
Adjustment to the redemption value	87
Foreign currency translation adjustment	(310)
Balance at March 31, 2019	$5,662

Note 22. Segment Information

We measure the profit and performance of our operations on the basis of segment operating income (loss) which excludes restructuring charges and recoveries. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization and share-based compensation expense are the only significant non-cash items for the reportable segments.

During the first quarter of 2019, we realigned GES’ organizational structure. As a result, we changed GES’ reportable segments to reflect how our chief operating decision maker regularly reviews and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are GES North America and GES EMEA. We made no changes to the Pursuit reportable segment.

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Revenue:
GES:
North America	$223,241	$222,064
EMEA	54,376	48,920
Intersegment eliminations	(2,690)	(3,278)
Total GES	274,927	267,706
Pursuit	10,667	9,722
Total revenue	$285,594	$277,428
Segment operating income (loss):
GES:
North America	$608	$(79)
EMEA	1,135	659
Total GES	1,743	580
Pursuit	(12,995)	(11,395)
Segment operating loss	(11,252)	(10,815)
Corporate eliminations (1)	16	16
Corporate activities	(1,833)	(2,217)
Operating loss	(13,069)	(13,016)
Interest income	98	84
Interest expense	(2,915)	(2,069)
Other expense	(455)	(238)
Restructuring recoveries (charges):
GES North America	17	—
GES EMEA	(662)	(32)
Pursuit	—	(140)
Corporate	(43)	10
Legal settlement:
GES	(8,500)	—
Loss from continuing operations before income taxes	$(25,529)	$(15,401)
(1)

Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Note 23. Common Stock Repurchases

We previously announced our Board of Directors’ authorization to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares.

No shares were repurchased on the open market during the three months ended March 31, 2019. As of March 31, 2019, 600,067 shares remain available for repurchase. We repurchased 24,067 shares for $1.4 million during the three months ended March 31, 2019 and 16,362 shares for $0.9 million during the three months ended March 31, 2018 related to tax withholding requirements on vested share based awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “seek,” “aim,” “potential,” “target,” “outlook,” and similar expressions are intended to identify our forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, initiatives, intentions or goals also are forward-looking statements. These forward-looking statements are not historical facts, and are subject to a host of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those in the forward-looking statements.

Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, the following:

•	our ability to successfully integrate and achieve established financial and strategic goals from acquisitions;
•	fluctuations in general economic conditions;
•	our dependence on large exhibition event clients;
•	the importance of key members of our account teams to our business relationships;
•	the competitive nature of the industries in which we operate;
•	travel industry disruptions;
•	unanticipated delays and cost overruns of our capital projects, and our ability to achieve established financial and strategic goals for such projects;
•	seasonality of our businesses;
•	transportation disruptions and increases in transportation costs;
•	natural disasters and other catastrophic events;
•	the impact of recent U.S. tax legislation;
•	our multi-employer pension plan funding obligations;
•	our exposure to labor cost increases and work stoppages related to unionized employees;
•	liabilities relating to prior and discontinued operations;
•	adverse effects of show rotation on our periodic results and operating margins;
•	our exposure to currency exchange rate fluctuations;
•	our exposure to cybersecurity attacks and threats;
•	compliance with laws governing the storage, collection, handling, and transfer of personal data and our exposure to legal claims and fines for data breaches or improper handling of such data;
•	the effects of the United Kingdom’s exit from the European Union; and
•	the effects of changes in the U.S. trade policy.

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, refer to Item 1A, “Risk Factors,” of our 2018 Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement except as required by applicable law or regulation.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our 2018 Form 10-K and the condensed consolidated financial statements and related notes included in this Form 10-Q. The MD&A is intended to assist in understanding our financial condition and results of operations.

Overview

We are an international experiential services company with operations principally in the United States, Canada, the United Kingdom, continental Europe, and the United Arab Emirates. We are committed to providing unforgettable experiences to our clients and guests. We operate through three reportable business segments: GES North America, GES EMEA, (collectively, “GES”), and Pursuit.

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

Seasonality

GES’ exhibition and event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows: some shows are not held annually, and some shift between quarters. During 2018, GES reported its highest revenue during the second and fourth quarters.

Pursuit

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

Results of Operations

Financial Highlights

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018	Percentage Change
Revenue	$285,594	$277,428	2.9%
Net loss attributable to Viad	$(17,777)	$(9,387)	(89.4)%
Segment operating loss (1)	$(11,252)	$(10,815)	(4.0)%
Diluted loss per common share from continuing operations attributable to Viad common stockholders	$(0.88)	$(0.51)	(72.5)%

•

Total revenue increased $8.2 million or 2.9%, primarily due to GES U.S. base same-show revenue growth of 4.0%, new business wins at GES, and incremental revenue from Pursuit’s Mount Royal Hotel, offset in part by an unfavorable foreign exchange impact of $4.5 million.

•

Net loss attributable to Viad increased $8.4 million, primarily due to a legal settlement charge of $8.5 million ($6.4 million, after tax), recorded during the three months ended March 31, 2019, as well as lower segment operating results.

•	Total segment operating loss(1) increased $0.4 million, primarily driven by increased costs to support continued growth at Pursuit.

(1)

Refer to Note 22 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

Foreign Exchange Rate Variances

We conduct our foreign operations primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries.

The following table summarizes the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating income (loss) from our significant international operations for the three months ended March 31, 2019 and 2018:

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2019	2018	(in thousands)	2019	2018	(in thousands)
GES North America:
Canada (CAD)	$0.75	$0.78	$(717)	$0.75	$0.78	$(28)

GES EMEA:
United Kingdom (GBP)	$1.31	$1.39	$(2,571)	$1.30	$1.39	$122
Europe (EUR)	$1.13	$1.23	(763)	$1.14	$1.23	(69)
			(3,334)			53
Pursuit:
Canada (CAD)	$0.75	$0.79	(474)	$0.75	$0.79	329
			$(4,525)			$354

Revenue and segment operating income (loss) were primarily impacted by variances of the British pound, the Canadian dollar, and the Euro relative to the U.S. dollar. Future changes in exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating income are translated into U.S. dollars.

Analysis of Revenue and Operating Results by Reportable Segment

GES

The following table presents a comparison of GES’ reported revenue and segment operating income to organic revenue(1) and organic segment operating income(1) for the three months ended March 31, 2019 and 2018.

	Three Months Ended				Three Months Ended
	March 31, 2019				March 31, 2018			Change
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
GES:
North America	$223,241	$—	$(717)	$223,958	$222,064	$—	$222,064	0.5%	0.9%
EMEA	54,376	—	(3,334)	57,710	48,920	—	48,920	11.2%	18.0%
Intersegment eliminations	(2,690)	—	—	(2,690)	(3,278)	—	(3,278)	17.9%	17.9%
Total GES	$274,927	$—	$(4,051)	$278,978	$267,706	$—	$267,706	2.7%	4.2%
Segment operating income(2):
GES:
North America	$608	$—	$(28)	$636	$(79)	$—	$(79)	**	**
EMEA	1,135	—	53	1,082	659	—	659	72.2%	64.2%
Total GES	$1,743	$—	$25	$1,718	$580	$—	$580	**	**

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

(2)

Refer to Note 22 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

GES North America

GES North America revenue increased $1.2 million or 0.5%, primarily due to U.S. base same-show revenue growth of 4.0% and growth in corporate clients, offset in part by negative show rotation of approximately $6 million and an unfavorable FX Impact of $0.7 million. Base same-show revenue represented 41.7% of GES North America’s organic revenue during the three months ended March 31, 2019. Organic revenue* increased $1.9 million or 0.9%.

GES North America operating income increased $0.7 million primarily due to the increase in revenue.

GES EMEA

GES EMEA revenue increased $5.5 million or 11.2%, primarily due to new business wins, underlying growth, and positive show rotation of approximately $4 million, offset in part by an unfavorable FX Impact of $3.3 million. Organic revenue* increased $8.8 million or 18.0%.

GES EMEA operating income increased $0.5 million or 72.2%, primarily due to the increase in revenue, offset in part by higher compensation expense, including performance-based incentives, as well as the timing of expenses. Organic operating income* increased $0.4 million or 64.2%.

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

For 2019, we expect GES’ revenue to be up low-single digits from 2018. Show rotation is expected to have a net negative impact on GES’ revenue of approximately $25 million compared to 2018. We expect GES U.S. base same-show revenue to increase at a low single digit rate. We anticipate an unfavorable FX Impact of approximately $7.0 million on GES’ 2019 full year revenue and approximately $0.5 million on GES’ segment operating income. The expected FX Impact assumes that the U.S. dollar to the British pound exchange rate will be $1.30 and the U.S. dollar to the Canadian dollar exchange rate will be $0.76 during 2019. For more information about segment operating income, see the “Non-GAAP Measures” section of this MD&A.

We are continuing to work with union leadership and other industry participants to finalize the terms of a new collective-bargaining agreement that potentially includes a partial withdrawal from the Central States pension plan, which we would expect to result in a charge of approximately $14 million.

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

We anticipate recording a restructuring charge of approximately $4 million during the second quarter of 2019 related to staffing reductions and facility consolidations, which should result in annual savings of approximately $8 million once fully implemented.

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income (loss) to organic revenue(3) and organic segment operating income (loss)(3) for the three months ended March 31, 2019 and 2018.

	Three Months Ended				Three Months Ended
	March 31, 2019				March 31, 2018			Change
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(2)	As Reported	Organic(2)
Revenue(1):
Pursuit:
Attractions	$4,668	$—	$(220)	$4,888	$4,496	$—	$4,496	3.8%	8.7%
Hospitality	3,664	—	(135)	3,799	2,755	—	2,755	33.0%	37.9%
Transportation	2,150	—	(109)	2,259	2,369	—	2,369	(9.2)%	(4.6)%
Travel Planning	447	—	(19)	466	308	—	308	45.1%	51.3%
Intra-Segment Eliminations & Other	(262)	—	9	(271)	(206)	—	(206)	(27.2)%	(31.6)%
Total Pursuit	$10,667	$—	$(474)	$11,141	$9,722	$—	$9,722	9.7%	14.6%

Segment operating loss(3):
Total Pursuit	$(12,995)	$—	$329	$(13,324)	$(11,395)	$—	$(11,395)	(14.0)%	(16.9)%

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

(3)

Refer to Note 22 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the non-GAAP financial measure, segment operating loss, to the most directly comparable GAAP measure.

Pursuit revenue increased $0.9 million or 9.7%, primarily due to the re-opening of the Mount Royal Hotel, as well as continued focus on revenue management and refresh efforts to maximize revenue across Pursuit’s attractions and hospitality properties, offset in part by an unfavorable FX Impact of $0.5 million. Organic revenue* increased $1.4 million or 14.6%.

Pursuit operating loss increased $1.6 million or 14.0% primarily due to higher depreciation expense, as well as additional costs to support continued growth initiatives and the timing of certain other expenses, offset in part by a favorable FX impact of $0.3 million. Organic operating loss* increased $1.9 million or 16.9%.

* Refer to footnote (2) in the above tables for more information about the non-GAAP financial measures of organic revenue and organic segment operating loss.

Performance Measures

We use the following key business metrics to evaluate the performance of Pursuit’s attractions business:

•	Number of visitors. The number of visitors allows us to assess the volume of tickets sold at each attraction during the period.
•

Revenue per visitor. Total attractions revenue per visitor is calculated as total attractions revenue divided by the total number of visitors at all Pursuit attractions during the period. Total attractions revenue includes ticket sales and ancillary revenue generated by attractions, such as food and beverage and retail revenue. Total attractions revenue per visitor measures the total spend per visitor that attraction properties are able to capture, which is important to the profitability of the attractions business.

•

Effective ticket price. Effective ticket price is calculated as revenue from the sale of attraction tickets divided by the total number of visitors at all comparable Pursuit attractions during the period.

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

The following table provides Pursuit’s same-store key performance indicators for the three months ended March 31, 2019 and 2018. The same-store metrics indicate the performance of all Pursuit’s properties and attractions that we owned and operated at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. We believe this same-store constant currency basis provides better comparability between reporting periods.

	Three Months Ended
	March 31,
	2019	2018	% Change
Same-Store Key Performance Indicators (1)
Attractions:
Visitors	151,166	158,472	(4.6)%
Revenue per visitor	$31	$27	14.8%
Effective ticket price	$23	$21	9.5%
Hospitality:
Room nights available	27,810	27,810	0.0%
RevPAR	$51	$53	(3.8)%
ADR	$104	$99	5.1%
Occupancy	49.5%	53.4%	(3.9)%
(1)	Same-Store Key Performance Indicators exclude the Mount Royal Hotel hospitality property, which was closed from December 2016 through June 2018 due to fire damage.

Attractions. The decrease in the same-store visitors during the three months ended March 31, 2019 was driven by slower visitation at FlyOver Canada primarily due to market conditions in Vancouver. Revenue per visitor increased primarily due to higher effective ticket prices driven by our focus on revenue management, refreshing key assets to enhance the guest experience, and increased programming. Ancillary revenue increased primarily resulting from our recent renovations of the food and beverage and retail operations at the Banff Gondola. With the exception of the Kenai Fjords Tours, which opened during March 2019, all other attractions were seasonally closed during the first quarter.

Hospitality. Pursuit owns three year-round lodging properties: the Mount Royal Hotel, the Elk + Avenue Hotel, and Grouse Mountain Lodge. With the exception of the Talkeetna Alaska Lodge, which opened during March 2019, all other lodging properties were seasonally closed during the first quarter. The decrease in RevPAR was primarily due to lower occupancy at the Elk + Avenue Hotel due to a shortfall in group and travel trade room nights as well as a shift of consumer direct room nights with the reopening of the Mount Royal Hotel, offset in part by higher occupancy at the Grouse Mountain Lodge. ADR increased at the Elk + Avenue Hotel and Grouse Mountain Lodge driven by our revenue management efforts.

During 2018, Pursuit derived approximately 65% of its revenue and 87% of its segment operating income from its Canadian operations, which are largely dependent on foreign customer visitation. Accordingly, the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations.

2019 Outlook

For 2019, we expect Pursuit’s revenue to increase 15% to 17%. We expect Pursuit’s growth to be fueled primarily by investments to support our Refresh-Build-Buy strategy, which we expect to contribute incremental revenue of approximately $15 million to $17 million during 2019. Additionally, we expect to realize mid- to high-single digit revenue growth across the rest of our attraction and hospitality assets driven by a combination of our revenue management efforts and strong visitation to our iconic destinations. We expect to incur start-up costs of approximately $1 million during the first six months of 2019 related to the development of our FlyOver Iceland attraction, which is scheduled to open in July 2019. We anticipate an unfavorable FX Impact of approximately $1.5 million on Pursuit’s 2019 revenue and a negligible impact to segment operating income.

Corporate Activities

	Three Months Ended
	March 31,
(in thousands)	2019	2018	Percentage Change 2019 vs. 2018
Corporate activities	$1,833	$2,217	(17.3)%

The decrease in corporate activities during the three months ended March 31, 2019 was primarily due to a gain on sale of corporate fixed assets, offset in part by an increase in performance-based compensation expense.

Interest Expense

	Three Months Ended
	March 31,
(in thousands)	2019	2018	Percentage Change 2019 vs. 2018
Interest expense	$2,915	$2,069	40.9%

The increase in interest expense was primarily due to higher debt balances and interest rates in 2019.

Restructuring Charges

	Three Months Ended
	March 31,
(in thousands)	2019	2018	Percentage Change 2019 vs. 2018
Restructuring charges	$688	$162	**

** Change is greater than +/- 100%

Restructuring charges during the three months ended March 31, 2019 were primarily related to the elimination of certain positions at GES. Restructuring charges during three months ended March 31, 2018 were primarily related to the elimination of certain positions at Pursuit.

Legal Settlement

	Three Months Ended
	March 31,
(in thousands)	2019	2018	Percentage Change 2019 vs. 2018
Legal settlement	$8,500	$—	**

** Change is greater than +/- 100%

During the three months ended March 31, 2019, we recorded a charge to resolve a legal dispute at GES involving a former industry contractor.

Income Tax Benefit

	Three Months Ended
	March 31,
(in thousands)	2019	2018	Percentage Change 2019 vs. 2018
Income tax benefit	$(7,595)	$(4,638)	(63.8)%

The effective tax rate was 29.8% for the three months ended March 31, 2019 and 30.1% for the three months ended March 31, 2018.

Liquidity and Capital Resources

Cash and cash equivalents were $43.5 million as of March 31, 2019, as compared to $44.9 million as of December 31, 2018. During the three months ended March 31, 2019, we generated net cash from operating activities of $8.0 million. We believe that our existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of March 31, 2019, approximately $33.0 million of our cash and cash equivalents was held outside of the United States, consisting of $10.6 million in Canada, $9.1 million in the Netherlands, $5.8 million in the United Arab Emirates, $4.3 million in the United Kingdom, and $1.9 million in certain other countries. In addition, there was $1.3 million in Iceland related to our investment in Esja, which we will use to develop the FlyOver Iceland attraction.

Cash Flows

Operating Activities

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Net loss	$(18,221)	$(9,835)
Depreciation and amortization	13,188	13,063
Deferred income taxes	(9,098)	(4,507)
(Income) loss from discontinued operations	287	(928)
Legal settlement	8,500	—
Other non-cash items	3,384	2,609
Changes in assets and liabilities	9,980	(3,821)
Net cash provided by (used in) operating activities	$8,020	$(3,419)

The change in cash provided by (used in) operating activities of $11.4 million was primarily due to a favorable change in working capital.

Investing Activities

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Capital expenditures	$(19,543)	$(26,586)
Proceeds from dispositions of property and other assets	611	1,139
Net cash used in investing activities	$(18,932)	$(25,447)

Net cash used in investing activities decreased $6.5 million primarily due to a decrease in capital expenditures in 2019.

Financing Activities

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Proceeds from borrowings	$28,347	$36,038
Payments on debt and finance lease obligations	(14,376)	(15,348)
Dividends paid on common stock	(2,028)	(2,046)
Payment of payroll taxes on stock-based compensation through shares withheld	(2,905)	(868)
Proceeds from exercise of stock options	—	84
Net cash provided by financing activities	$9,038	$17,860

Net cash provided in financing activities decreased $8.8 million primarily due to net debt proceeds, including finance lease obligations, of $14.0 million during the three months ended March 31, 2019 compared to $20.7 million during the three months ended March 31, 2018 as well higher payments of payroll taxes on stock-based compensation related to the vesting of share-based awards.

Debt and Finance Lease Obligations

Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion, all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors approved the repurchase of an additional 500,000 shares. No shares were repurchased on the open market during the three months ended March 31, 2019 or the three months ended March 31, 2018. As of March 31, 2019, 600,067 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date.

We repurchased 24,067 shares for $1.4 million during the three months ended March 31, 2019 and 16,362 shares for $0.9 million during 2018 related to tax withholding requirements on vested share-based awards.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements with unconsolidated special-purpose or other entities that would materially affect our financial position, results of operations, liquidity, or capital resources. Furthermore, we do not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk, or credit risk support; or engage in leasing or other services that may expose us to liability or risks of loss that are not reflected in the condensed consolidated financial statements and related notes. Refer to Note 12 – Debt and Finance Lease Obligations and Note 20 – Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this quarterly report on Form 10-Q) for further information, which information is incorporated by reference herein.

Critical Accounting Policies and Estimates

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) of our 2018 Form 10-K, for a discussion of our critical accounting policies and estimates.

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Overview and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements for further information.

Non-GAAP Measures

In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we also disclose the following non-GAAP financial measures: Segment operating income,  organic revenue, and organic segment operating income (collectively, the “Non-GAAP Measures”). Our use of Non-GAAP Measures is supplemental to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP. As not all companies use identical calculations, our Non-GAAP Measures may not be comparable to similarly titled measures used by other companies. We believe that our use of Non-GAAP Measures provides useful information to investors regarding our results of operations for trending, analyzing, and benchmarking our performance and the value of our business.

•

“Segment operating income” is net income attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, and the reduction for income attributable to noncontrolling interest. Segment operating income is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 22 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes.

•

“Organic revenue” and “organic segment operating income (loss)” are revenue and segment operating income (loss) (as defined above), respectively, without the impact of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods. The impact of exchange rate variances is calculated as the difference between current period activity translated at the current period’s exchange rates and the comparable prior period’s exchange rates. We believe the presentation of “organic” results permits investors to better understand our performance without the effects of exchange rate variances or acquisitions and to facilitate period-to-period comparisons and analysis of our operating performance. Refer to the “Results of Operations” section of this MD&A for reconciliations of organic revenue and organic segment operating income (loss) to the most directly comparable GAAP measures.

Non-GAAP Measures are considered useful operating metrics as they eliminate potential variations arising from taxes, debt service costs, and the effects of discontinued operations, resulting in additional measures considered to be indicative of our ongoing operations and segment performance. Although we use Non-GAAP Measures to assess the performance of our business, the use of these measures is limited because these measures do not consider material costs, expenses, and other items necessary to operate our business. These items include debt service costs, expenses related to U.S. federal, state, local and foreign income taxes, the effects of discontinued operations, as well as exchange rate variances. As the Non-GAAP Measures do not consider these items, you should consider net income attributable to Viad as an important measure of financial performance because it provides a more complete measure of our performance.

Forward-Looking Non-GAAP Financial Measure

We also provide segment operating income (loss) as a forward-looking Non-GAAP Measure within the “Results of Operations” section of this MD&A. We do not provide a reconciliation of this forward-looking Non-GAAP Measure to the most directly comparable GAAP financial measure because, due to variability and difficulty in developing accurate forecasts and projections or certain information not being ascertainable or accessible, not all of the information necessary for a quantitative reconciliation of this forward-looking Non-GAAP Measure to the most directly comparable GAAP financial measure is available without unreasonable efforts. Consequently, any attempt to disclose such reconciliation would imply a degree of precision that investors could find confusing or misleading. It is probable that this forward-looking Non-GAAP Measure may be materially different from the corresponding GAAP Measure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure relates to fluctuations in foreign exchange rates and interest rates. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect our financial condition or results of operations. Interest rate risk is the risk that changing interest rates will adversely affect our financial position or results of operations.

Our foreign operations are primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $31.6 million as of March 31, 2019 and $36.3 million as of December 31, 2018. We recorded unrealized foreign currency translation gains in other comprehensive income of $4.8 million during the three months ended March 31, 2019 and unrealized foreign currency translation losses of $3.1 million during the three months ended March 31, 2018, in each case, net of tax.

For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating income (loss) of our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our net earnings exposure arising from the translation of our foreign revenue and segment operating income. Refer to “Foreign Exchange Rate Variances” section of this MD&A.

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of March 31, 2019 and December 31, 2018, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 20 – Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding our legal proceedings that is incorporated by reference herein.

Item 1A. Risk Factors

In addition to other information set forth in this report, careful consideration should be given to the factors discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Form 10-K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended March 31, 2019 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	—	$—	—	100,067
February 1, 2019 - February 28, 2019	24,067	$58.31	—	600,067
March 1, 2019 - March 31, 2019	—	$—	—	600,067
Total	24,067	$58.31	—	600,067

Pursuant to previously announced authorizations, our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors approved an additional 500,000 shares to repurchase. No shares were purchased on the open market during the three months ended March 31, 2019. The Board’s authorization has no expiration date.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

4.1

The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10% of the total assets of Registrant and its consolidated subsidiaries.

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended March 31, 2019.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended March 31, 2019.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ended March 31, 2019.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

May 3, 2019	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer (Duly Authorized Officer)