Form 10-Q
period 2019-06-30
VIAD CORP
filed 2019-08-02
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 26, 2019, there were 20,311,857 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries and affiliates.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2019	2018
Assets
Current assets
Cash and cash equivalents	$45,578	$44,893
Accounts receivable, net of allowances for doubtful accounts of $1,565 and $1,288, respectively	159,769	108,936
Inventories	21,304	16,629
Current contract costs	19,858	18,017
Other current assets	27,598	25,486
Total current assets	274,107	213,961
Property and equipment, net	487,410	333,847
Other investments and assets	43,288	42,910
Operating lease right-of-use assets	59,123	—
Deferred income taxes	24,731	19,199
Goodwill	276,163	261,330
Other intangible assets, net	57,359	51,294
Total Assets	$1,222,181	$922,541
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$100,312	$71,927
Contract liabilities	50,622	33,476
Accrued compensation	29,283	22,668
Operating lease obligations	22,149	—
Other current liabilities	48,808	32,258
Current portion of debt and finance lease obligations	313,937	229,416
Total current liabilities	565,111	389,745
Long-term debt and finance lease obligations	10,588	705
Pension and postretirement benefits	26,317	26,636
Long-term operating lease obligations	39,607	—
Other deferred items and liabilities	71,395	48,991
Total liabilities	713,018	466,077
Commitments and contingencies
Redeemable noncontrolling interest	5,508	5,909
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	572,931	575,339
Retained earnings	101,045	109,032
Unearned employee benefits and other	—	199
Accumulated other comprehensive loss	(38,730)	(47,975)
Common stock in treasury, at cost, 4,628,501 and 4,741,638 shares, respectively	(233,739)	(237,790)
Total Viad stockholders’ equity	438,909	436,207
Non-redeemable noncontrolling interest	64,746	14,348
Total stockholders’ equity	503,655	450,555
Total Liabilities and Stockholders’ Equity	$1,222,181	$922,541

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue:
Services	$347,659	$314,723	$598,300	$560,271
Products	54,620	48,954	89,573	80,834
Total revenue	402,279	363,677	687,873	641,105
Costs and expenses:
Costs of services	306,154	280,842	569,510	538,137
Costs of products	49,683	44,433	83,157	75,555
Business interruption gain	(141)	(377)	(141)	(567)
Corporate activities	3,282	2,535	5,115	4,752
Interest income	(83)	(53)	(181)	(137)
Interest expense	2,957	2,354	5,872	4,423
Multi-employer pension plan withdrawal	15,508	—	15,508	—
Other expense	456	543	911	781
Restructuring charges	4,455	662	5,143	824
Legal settlement	—	—	8,500	—
Impairment recoveries	—	(35)	—	(35)
Total costs and expenses	382,271	330,904	693,394	623,733
Income (loss) from continuing operations before income taxes	20,008	32,773	(5,521)	17,372
Income tax expense (benefit)	6,565	9,114	(1,030)	4,476
Income (loss) from continuing operations	13,443	23,659	(4,491)	12,896
Income (loss) from discontinued operations	460	(279)	173	649
Net income (loss)	13,903	23,380	(4,318)	13,545
Net loss (income) attributable to non-redeemable noncontrolling interest	(331)	33	89	397
Net loss attributable to redeemable noncontrolling interest	252	77	276	161
Net income (loss) attributable to Viad	$13,824	$23,490	$(3,953)	$14,103
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.65	$1.16	$(0.22)	$0.65
Discontinued operations attributable to Viad common stockholders	0.02	(0.01)	0.01	0.04
Net income (loss) attributable to Viad common stockholders	$0.67	$1.15	$(0.21)	$0.69
Weighted-average outstanding and potentially dilutive common shares	20,266	20,436	20,110	20,446
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.65	$1.16	$(0.22)	$0.65
Discontinued operations attributable to Viad common stockholders	0.02	(0.01)	0.01	0.04
Net income (loss) attributable to Viad common stockholders	$0.67	$1.15	$(0.21)	$0.69
Weighted-average outstanding common shares	20,143	20,209	20,110	20,208
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20
Amounts attributable to Viad common stockholders
Income (loss) from continuing operations	$13,364	$23,769	$(4,126)	$13,454
Income (loss) from discontinued operations	460	(279)	173	649
Net income (loss)	$13,824	$23,490	$(3,953)	$14,103

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$13,903	$23,380	$(4,318)	$13,545
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	4,317	(8,095)	9,097	(11,204)
Change in net actuarial loss, net of tax(1)	99	220	219	849
Change in prior service cost, net of tax(1)	(36)	4	(71)	(180)
Comprehensive income	18,283	15,509	4,927	3,010
Non-redeemable noncontrolling interest:
Comprehensive (income) loss attributable to non-redeemable noncontrolling interest	(331)	33	89	397
Unrealized foreign currency translation adjustments	776	—	776	—
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	252	77	276	161
Comprehensive income attributable to Viad	$18,728	$15,542	$5,792	$3,407

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2018	$37,402	$575,339	$109,032	$199	$(47,975)	$(237,790)	$436,207	$14,348	$450,555
Net loss	—	—	(17,777)	—	—	—	(17,777)	(420)	(18,197)
Dividends on common stock ($0.10 per share)	—	—	(2,028)	—	—	—	(2,028)	—	(2,028)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(2,905)	(2,905)	—	(2,905)
Employee benefit plans	—	(4,302)	—	—	—	5,522	1,220	—	1,220
Share-based compensation - equity awards	—	780	—	—	—	—	780	—	780
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	4,780	—	4,780	—	4,780
Amortization of net actuarial loss, net of tax	—	—	—	—	120	—	120	—	120
Amortization of prior service cost, net of tax	—	—	—	—	(35)	—	(35)	—	(35)
Other, net	—	16	—	24	—	1	41	—	41
Balance, March 31, 2019	37,402	571,833	89,227	223	(43,110)	(235,172)	420,403	13,928	434,331
Net income	—	—	13,824	—	—	—	13,824	331	14,155
Dividends on common stock ($0.10 per share)	—	—	(2,006)	—	—	—	(2,006)	—	(2,006)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(89)	(89)	—	(89)
Employee benefit plans	—	301	—	—	—	1,301	1,602	—	1,602
Share-based compensation - equity awards	—	781	—	—	—	—	781	—	781
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	4,317	—	4,317	776	5,093
Amortization of net actuarial loss, net of tax	—	—	—	—	99	—	99	—	99
Amortization of prior service cost, net of tax	—	—	—	—	(36)	—	(36)	—	(36)
Acquisition of Mountain Park Lodges	—	—	—	—	—	—	—	49,711	49,711
Other, net	—	16	—	(223)	—	221	14	—	14
Balance, June 30, 2019	$37,402	$572,931	$101,045	$—	$(38,730)	$(233,739)	$438,909	$64,746	$503,655

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2017	$37,402	$574,458	$65,836	$218	$(22,568)	$(226,215)	$429,131	$13,806	$442,937
Net loss	—	—	(9,387)	—	—	—	(9,387)	(364)	(9,751)
Dividends on common stock ($0.10 per share)	—	—	(2,046)	—	—	—	(2,046)	—	(2,046)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(868)	(868)	—	(868)
Employee benefit plans	—	(2,014)	—	—	—	3,137	1,123	—	1,123
Share-based compensation - equity awards	—	815	—	—	—	—	815	—	815
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(3,109)	—	(3,109)	—	(3,109)
Amortization of net actuarial loss, net of tax	—	—	—	—	629	—	629	—	629
Amortization of prior service cost, net of tax	—	—	—	—	(184)	—	(184)	—	(184)
Adoption of ASU 2016-01	—	—	616	—	(616)	—	—	—	—
Other, net	—	(36)	(19)	(11)	—	(1)	(67)	—	(67)
Balance, March 31, 2018	37,402	573,223	55,000	207	(25,848)	(223,947)	416,037	13,442	429,479
Net income	—	—	23,490	—	—	—	23,490	(33)	23,457
Dividends on common stock ($0.10 per share)	—	—	(2,049)	—	—	—	(2,049)	—	(2,049)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(156)	(156)	—	(156)
Common stock purchased for treasury	—	—	—	—	—	(9,061)	(9,061)	—	(9,061)
Employee benefit plans	—	(71)	—	—	—	1,476	1,405	—	1,405
Share-based compensation - equity awards	—	952	—	—	—	—	952	—	952
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(8,095)	—	(8,095)	—	(8,095)
Amortization of net actuarial loss, net of tax	—	—	—	—	220	—	220	—	220
Amortization of prior service cost, net of tax	—	—	—	—	4	—	4	—	4
Other, net	—	—	17	7	—	1	25	—	25
Balance, June 30, 2018	$37,402	$574,104	$76,458	$214	$(33,719)	$(231,687)	$422,772	$13,409	$436,181

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income (loss)	$(4,318)	$13,545
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,715	28,178
Deferred income taxes	6,215	2,727
Income from discontinued operations	(173)	(649)
Restructuring charges	5,143	824
Legal settlement	8,500	—
Impairment recoveries	—	(35)
Gains on dispositions of property and other assets	(731)	(113)
Share-based compensation expense	4,617	2,762
Multi-employer pension plan withdrawal	15,508	—
Other non-cash items, net	2,227	2,681
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(51,293)	(37,594)
Inventories	(4,518)	(3,043)
Current contract costs	(2,000)	(8,637)
Accounts payable	31,303	20,140
Accrued compensation	3,647	(5,753)
Contract liabilities	17,259	20,266
Payments on operating lease obligations	(13,603)	—
Other assets and liabilities, net	(5,961)	(3,839)
Net cash provided by operating activities	39,537	31,460
Cash flows from investing activities
Capital expenditures	(46,517)	(43,429)
Cash paid for acquired businesses, net	(72,918)	(4,628)
Proceeds from dispositions of property and other assets	768	1,292
Net cash used in investing activities	(118,667)	(46,765)
Cash flows from financing activities
Proceeds from borrowings	133,827	80,051
Payments on debt and finance lease obligations	(47,862)	(51,607)
Dividends paid on common stock	(4,034)	(4,095)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(2,994)	(1,024)
Common stock purchased for treasury	—	(9,061)
Proceeds from exercise of stock options	92	84
Net cash provided by financing activities	79,029	14,348
Effect of exchange rate changes on cash and cash equivalents	786	(3,380)
Net change in cash and cash equivalents	685	(4,337)
Cash and cash equivalents, beginning of year	44,893	53,723
Cash and cash equivalents, end of period	$45,578	$49,386

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

Markets Served

Pursuit provides the above services and products across the following geographic markets:

•

The Banff Jasper Collection is a leading travel and tourism provider in the Canadian Rockies in Alberta, Canada with two lodging properties in Banff National Park, eight lodging properties in Jasper National Park, including the recently acquired Mountain Park Lodges, five world-class recreational attractions, food and beverage services, retail operations, sightseeing and transportation services.

•

The Alaska Collection is a leading travel and tourism provider in Alaska with two lodging properties and a sightseeing excursion in Denali National Park and Preserve, a lodge in Talkeetna, Alaska’s top-rated wildlife and glacier cruise, and two lodging properties located near Kenai Fjords National Park. The Alaska Collection also provides food and beverage services and retail operations.

•

The Glacier Park Collection is an operator of nine lodging properties, food and beverage services, and retail operations in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada, with a leading share of rooms in the Glacier Park market.

•

FlyOver is a recreational attraction that provides a virtual flight ride experience that combines motion seating, spectacular audio-visual media, and special effects including wind, scents, and mist to provide a true flying experience for guests.

o	FlyOver Canada is located in Vancouver, British Columbia that provides an unforgettable experience of flying across Canada.
o

FlyOver Iceland is currently being built in Reykjavik, Iceland that will provide an experience of flying over some of Iceland’s most spectacular scenery and natural wonders. We are scheduled to open this new attraction in August 2019.

o

FlyOver Las Vegas is currently being built in Las Vegas, Nevada that will provide an experience of flying over some of the most spectacular scenery and natural wonders of the American Southwest. We expect to open this new attraction in 2021.

o

FlyOver Toronto is a newly announced expansion into Toronto, Canada. This new attraction will showcase Canada’s most awe-inspiring sights. It will be located in Toronto’s Entertainment District. We expect to open this new attraction in 2022. Refer to Note 24 – Subsequent Events for additional information.

•

Pursuit recently announced a plan for a new geothermal lagoon attraction in Iceland. It will be located on an oceanfront lot just outside downtown Reykjavik. We expect to open this new attraction in 2021. Refer to Note 24 – Subsequent Events for additional information.

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
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments

The amendment eliminates the incurred credit loss impairment methodology in current GAAP and replaces it with an expected credit loss concept based on historical experience, current conditions, and reasonable and supportable forecasts.

Subsequent to the issuance of ASU 2016-13, the FASB issued additional amendments which do not change the core principle of the guidance stated in ASU 2016-13. Rather, they are intended to clarify and improve understanding of certain topics included within the credit losses standard.

January 1, 2020

We are currently evaluating the potential impact of the adoption of this new guidance on our consolidated financial statements. We will be required to use a forward-looking expected credit loss model for trade receivables. Adoption of this new standard will be applied using the modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date in an amount necessary to adjust our current credit loss methodology to equal the current estimate of expected losses on financial assets held at that date.

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

January 1, 2019

We adopted ASU 2016-02 and its related amendments (collectively, “Topic 842”) on January 1, 2019 using the optional transition method. Under this method, a cumulative adjustment to retained earnings is recorded, if any, and prior periods are not restated. We determined there was no cumulative effect adjustment to retained earnings on January 1, 2019.

The adoption of Topic 842 did not have a material impact on our Consolidated Statement of Operations. The most significant impact related to facility and equipment leases, which were previously recorded as operating leases. Upon adoption as of January 1, 2019, we recognized an additional right-of-use asset and lease liability of $59 million on the balance sheet. The existing deferred rent liabilities balance, resulting from historical straight-lining of operating leases, was reclassified upon adoption to reduce the measurement of leased assets. Refer to our Leases Significant Accounting Policy immediately following this table and Note 19 - Leases and Other for additional information.

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

Noncontrolling Interests – Non-redeemable and Redeemable

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the 20% equity ownership interest that we do not own in Glacier Park, Inc. and the 40% equity interest that we do not own in the recently acquired Mountain Park Lodges. We report non-redeemable noncontrolling interest within stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of consolidated net income or loss attributable to Viad and the non-redeemable noncontrolling interest is presented in the Condensed Consolidated Statements of Operations.

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 54.5% equity ownership interest in Esja Attractions ehf. (“Esja”). The Esja shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Condensed Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to retained earnings and is included in our income (loss) per share. Refer to Note 21 – Redeemable Noncontrolling Interest for additional information.

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

Our operating and finance leases are primarily facility, equipment, and land leases. Our facility leases comprise mainly manufacturing facilities, sales and design facilities, offices, storage and/or warehouses, and truck marshaling yards. These facility leases generally have lease terms ranging up to 25 years. Our equipment leases comprise mainly vehicles, hardware, and office equipment, each with various lease terms. Our land leases comprise mainly leases in Canada and Iceland on which our hotels or attractions reside and have lease terms ranging up to 42 years.

We made the accounting policy election not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. We elected to apply the package of practical expedients permitted under Topic 842 transition guidance, which among other things, allows us to carry forward our historical lease classifications. We also elected the practical expedient to not separate non-lease components from lease components for all asset classes, and payments associated with fixed non-lease components are included in measuring the ROU asset and lease liability.

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

Substantially all of our lease agreements do not specify an implicit borrowing rate, and as such, we utilize an incremental borrowing rate based on lease term and country, in order to calculate the present value of our future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the expected rate at which we would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term and the country. On January 1, 2019, the discount rate used on existing leases at adoption was extrapolated based on the remaining lease term and the country using available data as of that date.  For new or renewed leases starting in 2019, the discount rate is determined using available data at lease commencement and based on the lease term and country including any reasonably certain renewal periods.

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2018	$35,600
Cash additions	77,448
Revenue recognized	(62,147)
Foreign exchange translation adjustment	87
Balance at June 30, 2019	$50,988

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

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2018	$21,478
Additions	35,627
Expenses	(32,721)
Cancelled	(13)
Foreign exchange translation adjustment	(137)
Balance at June 30, 2019	$24,234

As of June 30, 2019, capitalized contract costs consisted of $2.1 million to obtain contracts and $22.1 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three and six months ended June 30, 2019 or 2018.

Disaggregation of Revenue

The following tables disaggregate GES and Pursuit revenue by major product line, timing of revenue recognition, and markets served:

GES

	Three Months Ended June 30, 2019
(in thousands)	GES North America(1)	GES EMEA(1)	Intersegment Eliminations	Total
Services:
Core services	$228,112	$41,821	$—	$269,933
Audio-visual	24,175	6,881	—	31,056
Event technology	9,845	2,134	—	11,979
Intersegment eliminations	—	—	(6,317)	(6,317)
Total services	262,132	50,836	(6,317)	306,651
Products:
Core products	21,550	18,669	—	40,219
Total revenue	$283,682	$69,505	$(6,317)	$346,870

Timing of revenue recognition:
Services transferred over time	$262,132	$50,836	$(6,317)	$306,651
Products transferred over time(2)	11,774	4,811	—	16,585
Products transferred at a point in time	9,776	13,858	—	23,634
Total revenue	$283,682	$69,505	$(6,317)	$346,870

Markets:
Exhibitions	$138,887	$49,293	$—	$188,180
Conferences	105,455	10,870	—	116,325
Corporate events	29,868	8,772	—	38,640
Consumer events	9,472	570	—	10,042
Intersegment eliminations	—	—	(6,317)	(6,317)
Total revenue	$283,682	$69,505	$(6,317)	$346,870
(1)

During the first quarter of 2019, we realigned GES’ organizational structure. As a result, we changed GES’ reportable segments to reflect how our chief operating decision maker regularly reviews and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are GES North America and GES EMEA.

(2)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

	Six Months Ended June 30, 2019
(in thousands)	GES North America(1)	GES EMEA(1)	Intersegment Eliminations	Total
Services:
Core services	$407,985	$72,884	$—	$480,869
Audio-visual	42,581	10,769	—	53,350
Event technology	18,608	5,087	—	23,695
Intersegment eliminations	—	—	(9,007)	(9,007)
Total services	469,174	88,740	(9,007)	548,907
Products:
Core products	37,749	35,141	—	72,890
Total revenue	$506,923	$123,881	$(9,007)	$621,797

Timing of revenue recognition:
Services transferred over time	$469,174	$88,740	$(9,007)	$548,907
Products transferred over time(2)	23,043	8,290	—	31,333
Products transferred at a point in time	14,706	26,851	—	41,557
Total revenue	$506,923	$123,881	$(9,007)	$621,797

Markets:
Exhibitions	$275,316	$94,948	$—	$370,264
Conferences	153,317	13,852	—	167,169
Corporate events	62,655	14,317	—	76,972
Consumer events	15,635	764	—	16,399
Intersegment eliminations	—	—	(9,007)	(9,007)
Total revenue	$506,923	$123,881	$(9,007)	$621,797

(1)

During the first quarter of 2019, we realigned GES’ organizational structure. As a result, we changed GES’ reportable segments to reflect how our chief operating decision maker regularly reviews and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are GES North America and GES EMEA.

(2)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

	Three Months Ended June 30, 2018
(in thousands)	GES North America(1)	GES EMEA(1)	Intersegment Eliminations	Total
Services:
Core services	$211,683	$31,774	$—	$243,457
Audio-visual	20,741	6,553	—	27,294
Event technology	10,534	2,847	—	13,381
Intersegment eliminations	—	—	(6,231)	(6,231)
Total services	242,958	41,174	(6,231)	277,901
Products:
Core products	17,933	19,488	—	37,421
Total revenue	$260,891	$60,662	$(6,231)	$315,322

Timing of revenue recognition:
Services transferred over time	$242,958	$41,174	$(6,231)	$277,901
Products transferred over time(2)	10,968	4,827	—	15,795
Products transferred at a point in time	6,965	14,661	—	21,626
Total revenue	$260,891	$60,662	$(6,231)	$315,322

Markets:
Exhibitions	$137,740	$40,688	$—	$178,428
Conferences	89,768	12,057	—	101,825
Corporate events	27,339	7,040	—	34,379
Consumer events	6,044	877	—	6,921
Intersegment eliminations	—	—	(6,231)	(6,231)
Total revenue	$260,891	$60,662	$(6,231)	$315,322

(1)

During the first quarter of 2019, we realigned GES’ organizational structure. As a result, we changed GES’ reportable segments to reflect how our chief operating decision maker regularly reviews and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are GES North America and GES EMEA.

(2)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

	Six Months Ended June 30, 2018
(in thousands)	GES North America(1)	GES EMEA(1)	Intersegment Eliminations	Total
Services:
Core services	$392,208	$60,759	$—	$452,967
Audio-visual	37,825	9,721	—	47,546
Event technology	18,569	6,121	—	24,690
Intersegment eliminations	—	—	(9,509)	(9,509)
Total services	448,602	76,601	(9,509)	515,694
Products:
Core products	34,353	32,981	—	67,334
Total revenue	$482,955	$109,582	$(9,509)	$583,028

Timing of revenue recognition:
Services transferred over time	$448,602	$76,601	$(9,509)	$515,694
Products transferred over time(2)	22,337	8,156	—	30,493
Products transferred at a point in time	12,016	24,825	—	36,841
Total revenue	$482,955	$109,582	$(9,509)	$583,028

Markets:
Exhibitions	$283,558	$80,623	$—	$364,181
Conferences	128,857	17,445	—	146,302
Corporate events	58,242	10,442	—	68,684
Consumer events	12,298	1,072	—	13,370
Intersegment eliminations	—	—	(9,509)	(9,509)
Total revenue	$482,955	$109,582	$(9,509)	$583,028

(1)

During the first quarter of 2019, we realigned GES’ organizational structure. As a result, we changed GES’ reportable segments to reflect how our chief operating decision maker regularly reviews and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are GES North America and GES EMEA.

(2)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

Pursuit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Services:
Admissions	$23,156	$23,480	$26,681	$27,059
Accommodations	12,926	9,030	15,344	10,735
Transportation	3,954	4,321	5,949	6,690
Travel planning	1,471	491	2,103	799
Intersegment eliminations	(499)	(500)	(684)	(706)
Total services revenue	41,008	36,822	49,393	44,577
Products:
Food and beverage	8,206	6,705	9,570	7,924
Retail operations	6,195	4,828	7,113	5,576
Total products revenue	14,401	11,533	16,683	13,500
Total revenue	$55,409	$48,355	$66,076	$58,077

Timing of revenue recognition:
Services transferred over time	$41,008	$36,822	$49,393	$44,577
Products transferred at a point in time	14,401	11,533	16,683	13,500
Total revenue	$55,409	$48,355	$66,076	$58,077

Markets:
Banff Jasper Collection	$33,226	$28,519	$41,096	$35,608
Alaska Collection	12,198	10,614	12,378	10,827
Glacier Park Collection	7,375	6,640	8,198	7,266
FlyOver	2,610	2,582	4,404	4,376
Total revenue	$55,409	$48,355	$66,076	$58,077

Note 3. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Performance unit incentive plan (“PUP”)	$1,557	$1,324	$2,980	$1,518
Restricted stock	783	667	1,476	1,170
Restricted stock units	71	54	161	74
Share-based compensation before income tax benefit	2,411	2,045	4,617	2,762
Income tax benefit	(607)	(515)	(1,165)	(696)
Share-based compensation, net of income tax benefit	$1,804	$1,530	$3,452	$2,066

We did not record any share-based compensation expense through restructuring charges during the three and six months ended June 30, 2019 or 2018.

The following table summarizes the activity of the outstanding share-based compensation awards:

	PUP Awards		Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2018	239,809	$40.65	176,769	$40.87	12,090	$39.04
Granted	73,020	$58.25	55,042	$57.82	5,025	$56.81
Vested	(95,309)	$26.98	(81,320)	$31.79	(5,377)	$26.98
Forfeited	(488)	$54.70	(2,772)	$49.24	(115)	$52.15
Balance at June 30, 2019	217,032	$52.54	147,719	$52.02	11,623	$52.17

Viad Corp Omnibus Incentive Plan

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of June 30, 2019, there were 1,581,743 shares available for future grant under the 2017 Plan.

PUP Awards

The vesting of PUP award shares is based upon achievement of certain performance-based criteria over a three-year period.

During the six months ended June 30, 2019, we granted PUP awards with a grant date fair value of $4.3 million of which $1.7 million are payable in shares. Liabilities related to PUP awards were $4.2 million as of June 30, 2019 and $7.0 million as of December 31, 2018. In 2019, PUP awards granted in 2016 vested and we paid $5.6 million in cash and $3.4 million in shares. In 2019, we withheld 25,771 shares for $1.5 million related to tax withholding requirements on vested PUP awards paid in shares. In 2018, PUP awards granted in 2015 vested and we distributed cash payouts of $5.9 million.

Restricted Stock

As of June 30, 2019, the unamortized cost of outstanding restricted stock awards was $4.1 million, which we expect to recognize over a weighted-average period of approximately 1.5 years. We repurchased 24,217 shares for $1.4 million during the six months ended June 30, 2019 and 19,237 shares for $1.0 million during the six months ended June 30, 2018 related to tax withholding requirements on vested share-based awards.

Restricted Stock Units

Aggregate liabilities related to restricted stock units were $0.3 million as of June 30, 2019 and $0.4 million as of December 31, 2018. During the six months ended June 30, 2019, restricted stock units vested and we paid $0.3 million in cash and $0.2 million in shares. During the six months ended June 30, 2018, the 2015 restricted stock units vested and we distributed $0.2 million in cash payouts.

Stock Options

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2018	58,689	$16.62
Exercised	(5,546)	$16.62
Options outstanding and exercisable at June 30, 2019	53,143	$16.62

Note 4. Acquisition of Businesses

2019 Acquisitions

Belton Chalet

On May 16, 2019, we acquired the Belton Chalet in Glacier National Park for total cash consideration of $3.2 million. Transaction costs associated with the acquisition were $0.3 million, which are included in “Cost of services” in the Condensed Consolidated Statements of Operations. These assets have been included in the consolidated financial statements from the date of acquisition.

Mountain Park Lodges

On June 8, 2019, we acquired a 60% equity interest in Mountain Park Lodges’ group of seven hotels and an undeveloped land parcel located in Jasper National Park for total consideration of $100.6 million Canadian dollars (approximately $76 million U.S. dollars).

The seven Mountain Park Lodges properties include: Sawridge Inn and Conference Centre (152 guest rooms); Pyramid Lake Resort (62 guest rooms); The Crimson Hotel (99 guest rooms); Chateau Jasper (119 guest rooms); Pocahontas Cabins (57 guest rooms); Marmot Lodge (107 guest rooms); and Lobstick Lodge (139 guest rooms).

As the majority owner of these properties we consolidate 100% of the results of operations in our consolidated financial statements and record the 40% owners’ share of the income or loss attributable to non-redeemable noncontrolling interest.

The following table summarizes the preliminary recording of the fair value allocation of the assets acquired and liabilities assumed as of the date of acquisition. Due to the recent timing of the acquisition, the purchase price allocation is not yet final and is subject to change within the measurement period (up to one year from the acquisition date) as the valuation of property and equipment, intangible assets, and working capital is finalized.

(in thousands)
Purchase price paid as:
Cash		$70,975
Additional purchase price payable for tax liability		4,874
Net working capital adjustment		(6)
Consideration transferred		75,843
Right to manage		(1,276)
Purchase price, net		74,567

Fair value of net assets acquired:
Accounts receivable	$369
Inventories	173
Prepaid expenses	324
Property and equipment	115,878
Intangible assets	9,218
Total assets acquired	125,962
Accounts payable	366
Advanced deposits payable	449
Deferred tax liability	11,463
Other liabilities	137
Total liabilities assumed	12,415

Noncontrolling interest equity	49,711
Total fair value of net assets acquired		63,836
Excess purchase price over fair value of net assets acquired (“goodwill”)		$10,731

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value. The excess purchase price over the fair value of net assets acquired was recorded as “Goodwill.” Goodwill is included in the Pursuit business group. The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to future growth opportunities when combined with our other businesses. Goodwill is not deductible for tax purposes. The estimated values of current assets and liabilities were based upon their historical costs on the acquisition date due to their short-term nature.

Transaction costs associated with the Mountain Park Lodges were $0.7 million in 2019 and $0.1 million in 2018, which are included in “Corporate activities” in the Condensed Consolidated Statements of Operations. These assets and results of operations have been included in the consolidated financial statements from the date of acquisition. During the three months ended June 30, 2019, revenue related to the Mountain Park Lodges was $2.8 million and operating income was $1.5 million.

Identifiable intangible assets acquired in the Mountain Park Lodges acquisition were $9.2 million and consist primarily of customer relationships and trade name. The weighted average amortization period related to the intangible assets is approximately 10 years.

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the Mountain Park Lodges acquisition had been completed on January 1, 2018:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$406,657	$371,099	$696,134	$652,438
Depreciation and amortization	$15,839	$16,476	$30,348	$30,926
Income (loss) from continuing operations	$12,862	$24,104	$(5,898)	$11,151
Net income (loss) attributable to Viad	$13,578	$23,718	$(4,651)	$12,785
Diluted income (loss) per share	$0.66	$1.16	$(0.24)	$0.62
Basic income (loss) per share	$0.66	$1.16	$(0.24)	$0.62

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

The components of inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Raw materials	$12,594	$12,368
Finished goods	8,710	4,261
Inventories	$21,304	$16,629

Note 6. Other Current Assets

Other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Income tax receivable	$9,817	$10,886
Prepaid software maintenance	5,729	4,010
Prepaid vendor payments	5,207	4,492
Prepaid taxes	1,093	591
Prepaid insurance	1,026	2,754
Prepaid other	3,388	1,755
Other	1,338	998
Other current assets	$27,598	$25,486

Note 7. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Land and land interests	$33,953	$32,887
Buildings and leasehold improvements	350,538	238,995
Equipment and other	417,466	383,284
Gross property and equipment	801,957	655,166
Accumulated depreciation	(342,968)	(321,319)
Property and equipment, net (excluding finance leases)	458,989	333,847
Finance lease right-of-use assets, net	28,421	—
Property and equipment, net	$487,410	$333,847

Depreciation expense was $11.2 million for the three months ended June 30, 2019 and $21.3 million for the six months ended June 30, 2019. Depreciation expense was $12.3 million for the three months ended June 30, 2018 and $22.6 million for six months ended June 30, 2018.

Amortization expense on finance leases was $0.6 million for the three months ended June 30, 2019 and $1.2 million for the six months ended June 30, 2019.

Property and equipment purchased through accounts payable and accrued liabilities increased $3.2 million during the six months ended June 30, 2019 and $0.1 million for the six months ended June 30, 2018.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Cash surrender value of life insurance	$23,981	$23,815
Self-insured liability receivable	9,176	9,176
Contract costs	4,376	3,461
Other mutual funds	3,055	2,517
Other	2,700	3,941
Other investments and assets	$43,288	$42,910

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	GES North America	GES EMEA	Pursuit	Total
Balance at December 31, 2018	$154,944	$29,954	$76,432	$261,330
Business acquisitions	—	—	10,731	10,731
Foreign currency translation adjustments	280	(406)	2,983	2,857
Other adjustment	—	—	1,245	1,245
Balance at June 30, 2019	$155,224	$29,548	$91,391	$276,163

Other intangible assets consisted of the following:

		June 30, 2019			December 31, 2018
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	7.7	$75,255	$(35,060)	$40,195	$67,729	$(31,201)	$36,528
Operating contracts and licenses	23.7	9,564	(1,593)	7,971	9,180	(1,376)	7,804
Tradenames	7.1	9,736	(3,524)	6,212	7,705	(3,109)	4,596
Non-compete agreements	1.9	5,198	(4,707)	491	5,174	(4,080)	1,094
Other	8.0	2,689	(659)	2,030	1,365	(553)	812
Total amortized intangible assets		102,442	(45,543)	56,899	91,153	(40,319)	50,834
Indefinite-lived intangible assets:
Business licenses		460	—	460	460	—	460
Other intangible assets		$102,902	$(45,543)	$57,359	$91,613	$(40,319)	$51,294

Intangible asset amortization expense was $2.8 million for the three months ended June 30, 2019 and $5.2 million for the six months ended June 30, 2019. Intangible asset amortization was $2.9 million for the three months ended June 30, 2018 and $5.5 million for the six months ended June 30, 2018.

At June 30, 2019, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2019	$5,248
2020	9,444
2021	8,458
2022	6,933
2023	5,759
Thereafter	21,057
Total	$56,899

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Continuing operations:
Accommodation services deposits	$10,600	$1,541
Commissions payable	8,390	2,703
Self-insured liability	6,076	5,688
Accrued sales and use taxes	3,553	5,397
Accrued employee benefit costs	3,540	3,224
Accrued legal settlement	2,500	—
Current portion of pension and postretirement liabilities	2,134	2,310
Accrued dividends	2,013	2,012
Deferred rent (1)	—	1,659
Accrued restructuring	1,410	716
Accrued professional fees	1,126	886
Accrued income tax payable	797	—
Other taxes	1,801	695
Other	4,065	4,501
Total continuing operations	48,005	31,332
Discontinued operations:
Environmental remediation liabilities	510	555
Self-insured liability	217	295
Other	76	76
Total discontinued operations	803	926
Total other current liabilities	$48,808	$32,258

(1)

Upon the adoption of Topic 842, we reclassified deferred rent to operating lease obligations. We did not recast prior year financial statements under the new standard. Refer to Note 19 – Leases and Other for additional information.

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Continuing operations:
Foreign deferred tax liability	$21,306	$9,768
Multi-employer pension plan withdrawal liability	15,508	—
Self-insured liability	9,885	10,681
Self-insured excess liability	9,176	9,176
Accrued compensation	6,395	6,664
Accrued restructuring	1,879	1,535
Contract liabilities	366	2,124
Deferred rent (1)	—	2,719
Other	2,302	1,868
Total continuing operations	66,817	44,535
Discontinued operations:
Self-insured liability	2,456	2,437
Environmental remediation liabilities	1,777	1,775
Other	345	244
Total discontinued operations	4,578	4,456
Total other deferred items and liabilities	$71,395	$48,991

(1)

Upon the adoption of Topic 842, we reclassified deferred rent to operating lease obligations. We did not recast prior year financial statements under the new standard. Refer to Note 19 – Leases and Other for additional information.

Note 12. Debt and Finance Lease Obligations

The components of our long-term debt and finance lease obligations consisted of the following:

	June 30,	December 31,
(in thousands, except interest rates)	2019	2018
2018 Credit Facility, 4.1% weighted-average interest rate at June 30, 2019 and 4.3% at December 31, 2018, due through 2023(1)	$311,244	$227,792
FlyOver Iceland Credit Facility, 4.9% weighted-average interest rate at June 30, 2019, due through 2022(1)	4,552	—
Less unamortized debt issuance costs	(2,053)	(2,310)
Total debt (2)	313,743	225,482
Finance lease obligations, 5.2% weighted-average interest rate at June 30, 2019 and 4.5% at December 31, 2018, due through 2021	10,782	4,639
Total debt and finance lease obligations (3)	324,525	230,121
Current portion (4)	(313,937)	(229,416)
Long-term debt and finance lease obligations	$10,588	$705
(1)

Represents the weighted-average interest rate in effect at the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.

(2)

The estimated fair value of total debt was $316.6 million as of June 30, 2019 and $228.6 million as of December 31, 2018. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.

(3)	Cash paid for interest on debt was $5.7 million for the six months ended June 30, 2019 and $4.1 million for the six months ended June 30, 2018.
(4)	Borrowings under the credit facilities are classified as current because all borrowed amounts are due within one year

2018 Credit Agreement

Effective October 24, 2018, we entered into a Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”). The 2018 Credit Agreement has a maturity date of October 24, 2023 and provides for a $450 million revolving credit facility (“2018 Credit Facility”). Proceeds from the 2018 Credit Facility were used to refinance certain of our outstanding debt and provide us with additional funds for our operations, growth initiatives, acquisitions, and other general corporate purposes in the ordinary course of business. The 2018 Credit Facility may be increased up to an additional $250 million under certain circumstances. It has a $20 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Our lenders under the 2018 Credit Facility have a first perfected security interest in all of our personal property including GES, GES Event Intelligence Services, Inc., CATC Alaska Tourism Corporation (“CATC”), ON Event Services, LLC (“ON Services”), and 65% of the capital stock of our top-tier foreign subsidiaries (other than Esja). Financial covenants include an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not greater than 3.50 to 1.00, with a step-up of 4.00 to 1.00 for four quarters for a material acquisition of $50 million or more. Dividends are permitted up to $15 million in any calendar year. In addition, we can declare and pay dividends or repurchase our common stock up to $20 million per calendar year. Dividends and repurchases above those thresholds are permitted as long as our pro forma leverage ratio is less than or equal to 2.75 to 1.00. Unsecured debt is allowed provided we are in compliance with the leverage ratio. In addition, the unsecured debt must mature after the expiration of the 2018 Credit Facility, cannot have scheduled principal payments while the 2018 Credit Facility is in place, and any covenants for unsecured debt cannot be more restrictive than the 2018 Credit Facility. Significant other covenants include limitations on investments, additional indebtedness, sales and dispositions of assets, and liens on property. As of June 30, 2019, the interest coverage ratio was 10.84 to 1.00, the leverage ratio was 2.24 to 1.00, and we were in compliance with all covenants under the 2018 Credit Agreement.

Effective July 23, 2019, we entered into an amendment (“Amendment No.1”) to the 2018 Credit Agreement. Amendment No.1 modified the terms related to the withdrawal limits of single and multi-employer ERISA plans. Refer to Note 24 – Subsequent Events.

Borrowings under the 2018 Credit Facility (of which GES, GES Event Intelligence Services, Inc., CATC, and ON Services are guarantors) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to our leverage ratio. We understand that LIBOR will be phased out in 2021 and our 2018 Credit Facility includes a method for determining an alternative or successor rate of interest that gives consideration to the new prevailing market convention. The vast majority of our borrowings under the 2018 Credit Facility are indexed to LIBOR. Commitment fees and letters of credit fees are also tied to our leverage ratio. The fees on the unused portion of the 2018 Credit Facility were 0.3% annually as of June 30, 2019. Only our borrowings under the 2018 Credit Facility and the discount rates we use to account for some leases are indexed to LIBOR. We do not expect the alternative or successor rate to LIBOR to have a material impact on either our 2018 Credit Facility or the accounting for our leases.

As of June 30, 2019, capacity remaining under the 2018 Credit Facility was $135.2 million, reflecting borrowings of $311.2 million and $3.6 million in outstanding letters of credit.

FlyOver Iceland Credit Facility

Effective February 15, 2019, FlyOver Iceland ehf., a wholly-owned subsidiary of Esja, entered into a credit agreement with a €5.0 million (approximately $5.6 million) credit facility (the “FlyOver Iceland Credit Facility”) with a maturity date of March 1, 2022. The loan proceeds will be used to complete the development of the FlyOver Iceland attraction.

As of June 30, 2019, capacity remaining under the FlyOver Iceland Credit Facility was approximately $1.0 million.

Note 13. Fair Value Measurements

The fair value of an asset or liability is defined as the price that would be received by selling an asset or paying to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value guidance requires an entity to maximize the use of quoted prices and other observable inputs and minimize the use of unobservable inputs when measuring fair value, and also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value as follows:

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$122	$122	$—	$—
Other mutual funds (2)	3,055	3,055	—	—
Total assets at fair value on a recurring basis	$3,177	$3,177	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$121	$121	$—	$—
Other mutual funds (2)	2,517	2,517	—	—
Total assets at fair value on a recurring basis	$2,638	$2,638	$—	$—
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

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(36,332)	$(11,643)	$(47,975)
Other comprehensive income before reclassifications	9,097	—	9,097
Amounts reclassified from AOCI, net of tax	—	148	148
Net other comprehensive income	9,097	148	9,245
Balance at June 30, 2019	$(27,235)	$(11,495)	$(38,730)

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$616	$(12,026)	$(11,158)	$(22,568)
Other comprehensive loss before reclassifications	—	(11,204)	—	(11,204)
Amounts reclassified from AOCI, net of tax	—	—	669	669
Net other comprehensive loss	—	(11,204)	669	(10,535)
Adoption of ASU 2016-01(1)	(616)	—	—	(616)
Balance at June 30, 2018	$—	$(23,230)	$(10,489)	$(33,719)

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

Note 15. Income (Loss) Per Share

The components of basic and diluted income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income (loss) attributable to Viad (diluted)	$13,824	$23,490	$(3,953)	$14,103
Less: Allocation to non-vested shares	(102)	(222)	—	(139)
Adjustment to the redemption value of redeemable noncontrolling interest	(179)	(52)	(266)	(90)
Net income (loss) allocated to Viad common stockholders (basic)	$13,543	$23,216	$(4,219)	$13,874
Basic weighted-average outstanding common shares	20,143	20,209	20,110	20,208
Additional dilutive shares related to share-based compensation	123	227	—	238
Diluted weighted-average outstanding shares	20,266	20,436	20,110	20,446
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$0.67	$1.15	$(0.21)	$0.69
Diluted income (loss) attributable to Viad common stockholders(1)	$0.67	$1.15	$(0.21)	$0.69

(1)	Diluted income (loss) per share amount cannot exceed basic income (loss) per share.

Note 16. Income Taxes

The effective tax rate was 32.8% for the three months ended June 30, 2019 and 27.8% for the three months ended June 30, 2018. The effective tax rate was 18.7% for the six months ended June 30, 2019 and 25.8% for the six months ended June 30, 2018.

The income tax provision was based on our estimated annualized effective tax rate and the full-year forecasted income plus the tax impact of any unusual, infrequent, or nonrecurring items during the period. The effective tax rate for the six months ended June 30, 2019 was less than the federal statutory rate of 21% primarily due to the impact of non-deductible compensation expenses, global intangible low-taxed income (“GILTI”) tax and foreign income taxed at higher rates. The effective tax rate for the six months ended June 30, 2018 was greater than the federal statutory rate primarily due to foreign income tax at higher rates.

Cash paid for income taxes was $8.0 million for the six months ended June 30, 2019 and $16.8 million for the six months ended June 30, 2018.

Note 17. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended June 30, 2019 and 2018 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$16	$33	$15	$32	$101	$138
Interest cost	223	200	126	114	93	91
Expected return on plan assets	(5)	(45)	—	—	(121)	(126)
Amortization of prior service credit	—	—	(47)	(19)	—	—
Recognized net actuarial loss	100	124	50	65	37	39
Net periodic benefit cost	$334	$312	$144	$192	$110	$142

The components of net periodic benefit cost of our pension and postretirement benefit plans for the six months ended June 30, 2019 and 2018 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$31	$35	$35	$56	$202	$280
Interest cost	437	387	250	208	188	183
Expected return on plan assets	(39)	(80)	—	—	(243)	(256)
Amortization of prior service credit	—	—	(94)	(103)	—	—
Recognized net actuarial loss	206	246	127	117	73	80
Net periodic benefit cost	$635	$588	$318	$278	$220	$287

We expect to contribute $1.0 million to our funded pension plans, $1.2 million to our unfunded pension plans, and $1.2 million to our postretirement benefit plans in 2019. During the six months ended June 30, 2019, we contributed $0.5 million to our funded pension plans, $0.4 million to our unfunded pension plans, and $0.5 million to our postretirement benefit plans.

Note 18. Restructuring Charges

GES

As part of our efforts to drive efficiencies and simplify our business operations, we have taken certain restructuring actions designed to reduce our cost structure primarily within GES. These actions include consolidating facilities and operations in the U.S., Canada, and the United Kingdom. During the second quarter of 2019, we completed some strategic simplification actions, including a facility consolidation in Las Vegas and other restructuring actions. As a result, we recorded restructuring charges primarily consisting of severance and related benefits as a result of workforce reductions and charges related to the consolidation and downsizing of facilities representing the remaining operating lease obligations (net of estimated sublease income) and related costs.

Other Restructurings

We recorded restructuring charges in connection with the consolidation of certain support functions at our corporate headquarters. These charges primarily consist of severance and related benefits due to headcount reductions.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2018	$2,039	$200	$12	$2,251
Restructuring charges	3,916	1,084	143	5,143
Cash payments	(3,900)	(174)	(58)	(4,132)
Adjustment to liability	(33)	53	7	27
Balance at June 30, 2019	$2,022	$1,163	$104	$3,289

As of June 30, 2019, we expect to pay the liabilities related to severance and employee benefits by the end of 2020. The liability related to future lease payments will be paid over the remaining lease terms. Refer to Note 22 – Segment Information, for information regarding restructuring charges by segment.

Note 19. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		June 30,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$59,123
Finance lease assets	Property and equipment, net	28,421
Total lease assets		$87,544

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$22,149
Finance lease obligations	Current portion of debt and finance lease obligations	2,422
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	39,607
Finance lease obligations	Long-term debt and finance lease obligations	8,360
Total lease liabilities		$72,538

The components of lease expense consisted of the following:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$609	$1,198
Interest on lease liabilities	182	249
Operating lease cost	6,839	12,831
Short-term lease cost	562	777
Variable lease cost	1,402	3,217
Sublease income(1)	(54)	(226)
Total lease cost, net	$9,540	$18,046

(1)  Sublease income excludes rental income from owned assets, which is recorded in revenue.

Leases Not Yet Commenced

As of June 30, 2019, we had certain facility and land leases that were executed but for which we did not have control of the underlying assets. Accordingly, we did not record the lease liabilities and right-of-use assets on our Condensed Consolidated Balance Sheets. These leases include future planned attractions for Pursuit that are currently in the planning or development phase and that we expect to commence between fiscal years 2019 and 2022 with lease terms of 15 to 20 years.

Other information related to operating and finance leases are as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,405	$13,603
Operating cash flows from finance leases	$182	$249
Financing cash flows from finance leases	$490	$1,012
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,813	$13,252
Finance leases	$19,769	$20,951

		June 30,
		2019
Weighted-average remaining lease term (years):
Operating leases		4.30
Finance leases		9.61
Weighted-average discount rate:
Operating leases		5.29%
Finance leases		5.15%

As of June 30, 2019, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2019	$13,454	$1,705	$15,159
2020	23,205	2,687	25,892
2021	12,698	1,945	14,643
2022	8,037	1,494	9,531
2023	5,484	1,380	6,864
Thereafter	7,406	4,301	11,707
Total future lease payments	70,284	13,512	83,796
Less: Amount representing interest	(8,528)	(2,730)	(11,258)
Present value of minimum lease payments	61,756	10,782	72,538
Current portion	22,149	2,422	24,571
Long-term portion	$39,607	$8,360	$47,967

As of June 30, 2019, the estimated future minimum rentals under non-cancellable leases, which includes rental income from facilities that we own and sublease income from facilities that we lease, are as follows:

(in thousands)
Remainder of 2019	$906
2020	1,695
2021	1,868
2022	1,530
2023	1,450
Thereafter	3,685
Total minimum sublease rents	11,134

As previously disclosed in our 2018 Form 10-K and under the previous lease accounting standard, our future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year would have been as follows as of December 31, 2018:

(in thousands)	Rental Payments	Receivable Under Subleases
2019	$28,671	$2,382
2020	22,919	1,582
2021	13,217	1,711
2022	8,280	1,370
2023	6,201	1,270
Thereafter	8,305	2,798
Total	$87,593	$11,113

Note 20. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. For the six months ended June 30, 2019, we recorded an $8.5 million charge to resolve a legal dispute at GES involving a former industry contractor. Although the amount of liability as of June 30, 2019 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of June 30, 2019, we had recorded environmental remediation liabilities of $2.3 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of June 30, 2019, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of June 30, 2019 would be $54.5 million. These guarantees relate to our leased facilities through August 2034. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

A significant number of our employees are unionized and we are a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If we are unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact our business and results of operations. We believe that relations with our employees are satisfactory and that collective-bargaining agreements expiring in 2019 will be renegotiated in the ordinary course of business. Although our labor relations are currently stable, disruptions could occur, with the possibility of an adverse impact on the operating results of GES. During the three months ended June 30, 2019, we finalized the terms of a new collective-bargaining agreement with the Teamsters Local 727 union. The terms included a withdrawal from the under-funded Central States Pension Plan. Accordingly, we recorded a charge of $15.5 million, which represents the estimated present value of future contributions we will be required to make to the plan as a result of this withdrawal of this union from the plan.

We are self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $16.0 million as of June 30, 2019, which includes $11.1 million related to workers’ compensation liabilities, and $4.9 million related to general/auto liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $2.7 million as of June 30, 2019. The estimated employee health benefit claims incurred but not yet reported was $1.5 million as of June 30, 2019. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.5 million for the three months ended June 30, 2019 and $3.3 million for the six months ended June 30, 2019 and $1.2 million for the three months ended June 30, 2018 and $2.7 million for the six months ended June 30, 2018.

In addition, as of June 30, 2019, we have recorded insurance liabilities of $9.2 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $8.5 million related to workers’ compensation liabilities and $0.7 million related to general/auto liability claims, which are recorded in other deferred items and liabilities in the Condensed Consolidated Balance Sheets with a corresponding receivable in other investments.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2018	$5,909
Net loss attributable to redeemable noncontrolling interest	(276)
Adjustment to the redemption value	266
Foreign currency translation adjustment	(391)
Balance at June 30, 2019	$5,508

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

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Revenue:
GES:
North America	$283,682	$260,891	$506,923	$482,955
EMEA	69,505	60,662	123,881	109,582
Intersegment eliminations	(6,317)	(6,231)	(9,007)	(9,509)
Total GES	346,870	315,322	621,797	583,028
Pursuit	55,409	48,355	66,076	58,077
Total revenue	$402,279	$363,677	$687,873	$641,105
Segment operating income (loss):
GES:
North America	$30,589	$23,767	$31,197	$23,688
EMEA	4,664	5,238	5,799	5,897
Total GES	35,253	29,005	36,996	29,585
Pursuit	11,313	9,757	(1,682)	(1,638)
Segment operating income	46,566	38,762	35,314	27,947
Corporate eliminations (1)	17	17	33	33
Corporate activities	(3,282)	(2,535)	(5,115)	(4,752)
Operating income	43,301	36,244	30,232	23,228
Interest income	83	53	181	137
Interest expense	(2,957)	(2,354)	(5,872)	(4,423)
Multi-employer pension plan withdrawal	(15,508)	—	(15,508)	—
Other expense	(456)	(543)	(911)	(781)
Restructuring recoveries (charges):
GES North America	(4,275)	(240)	(4,258)	(240)
GES EMEA	(80)	(422)	(742)	(454)
Pursuit	—	—	—	(140)
Corporate	(100)	—	(143)	10
Impairment recoveries
Pursuit	—	35	—	35
Legal settlement:
GES	—	—	(8,500)	—
Income (loss) from continuing operations before income taxes	$20,008	$32,773	$(5,521)	$17,372
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

No shares were repurchased on the open market during the six months ended June 30, 2019. As of June 30, 2019, 600,067 shares remain available for repurchase. During the six months ended June 30, 2018, we repurchased 175,091 shares on the open market for $9.1 million. Additionally, we repurchased shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

Note 24. Subsequent Events

Credit Agreement Amendment

Effective July 23, 2019, we entered into an amendment (“Amendment No.1”) to the 2018 Credit Agreement. Amendment No.1 modified the terms related to the withdrawal limits of single and multi-employer ERISA plans.

FlyOver Toronto

On July 25, 2019, we announced plans for the expansion of our virtual flight ride theater concept into Toronto, Canada. We were awarded the right to construct the new attraction near the base of Canada’s CN Tower in the Entertainment District. This new attraction will provide guests an exhilarating virtual flight experience showcasing Canada’s most awe-inspiring sights. We expect construction to begin in 2020, and the new attraction to open in 2022.

Pursuit

On July 25, 2019, we announced plans for a new geothermal lagoon attraction that will be located on an oceanfront lot just outside downtown Reykjavik, Iceland. We acquired a 51% controlling interest in the new geothermal lagoon attraction for $13.2 million, which we will operate in partnership with Geothermal Lagoon ehf, the Icelandic entity that owns the lagoon assets. We expect to open our new attraction in 2021.

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

Pursuit experiences peak activity during the summer months. During 2018, 87% of Pursuit’s revenue was earned in the second and third quarters.

Results of Operations

Financial Highlights

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands, except per share data)	2019	2018	% Change	2019	2018	% Change
Revenue	$402,279	$363,677	10.6%	$687,873	$641,105	7.3%
Net income (loss) attributable to Viad	$13,824	$23,490	(41.1)%	$(3,953)	$14,103	**
Segment operating income (1)	$46,566	$38,762	20.1%	$35,314	$27,947	26.4%
Diluted income (loss) per common share from continuing operations attributable to Viad common stockholders	$0.65	$1.16	(44.0)%	$(0.22)	$0.65	**

** Change is greater than +/- 100%

Three months ended June 30, 2019 compared with the three months ended June 30, 2018

•

Total revenue increased $38.6 million or 10.6%, primarily due to positive show rotation of approximately $19 million, growth from corporate clients, and new business wins at GES, underlying growth at Pursuit, and incremental revenue from Pursuit’s Mountain Park Lodges and Belton Chalet acquisitions, and the re-opening of the Mount Royal Hotel, offset in part by an unfavorable foreign exchange impact of $4.9 million.

•

Net income attributable to Viad decreased $9.7 million, primarily due to charges related to our partial withdrawal from the Central States Pension Plan of $15.5 million ($11.6 million, after-tax) recorded during the three months ended June 30, 2019, offset in part by  higher segment operating results at both GES and Pursuit.

•	Total segment operating income(1) increased $7.8 million, primarily due to the increase in revenue.

Six months ended June 30, 2019 compared with the six months ended June 30, 2018

•

Total revenue increased $46.8 million or 7.3%, primarily due to positive show rotation of approximately $17 million, new business wins at GES, underlying growth at Pursuit, incremental revenue from Pursuit’s Mountain Park Lodges and Belton Chalet acquisitions, and the re-opening of the Mount Royal Hotel, offset in part by an unfavorable foreign exchange impact of $9.4 million.

•

Net income (loss) attributable to Viad decreased $18.1 million, primarily due to charges related to our partial withdrawal from the Central States Pension Plan of $15.5 million ($11.6 million, after-tax) and a legal settlement charge of $8.5 million ($6.4 million, after tax).

•	Total segment operating income(1) increased $7.4 million, primarily due to the increase in revenue.

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

The following table summarizes the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating income from our significant international operations for the three and six months ended June 30, 2019 and 2018:

Three months ended June 30, 2019 compared with the three months ended June 30, 2018

	Revenue			Segment Operating Income
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2019	2018	(in thousands)	2019	2018	(in thousands)
GES North America:
Canada (CAD)	$0.75	$0.78	$(731)	$0.75	$0.78	$(128)

GES EMEA:
United Kingdom (GBP)	$1.28	$1.36	$(2,614)	$1.28	$1.34	$(149)
Europe (EUR)	$1.12	$1.19	(618)	$1.12	$1.18	(51)
			(3,232)			(200)
Pursuit:
Canada (CAD)	$0.75	$0.77	(928)	$0.75	$0.77	(129)
			$(4,891)			$(457)

Six months ended June 30, 2019 compared with the six months ended June 30, 2018

	Revenue			Segment Operating Income
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2019	2018	(in thousands)	2019	2018	(in thousands)
GES North America:
Canada (CAD)	$0.75	$0.78	$(1,448)	$0.75	$0.78	$(156)

GES EMEA:
United Kingdom (GBP)	$1.29	$1.37	$(5,185)	$1.29	$1.36	$(27)
Europe (EUR)	$1.13	$1.20	(1,381)	$1.13	$1.21	(120)
			(6,566)			(147)
Pursuit:
Canada (CAD)	$0.75	$0.77	(1,402)	$0.75	$0.77	200
			$(9,416)			$(103)

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

Analysis of Revenue and Operating Results by Reportable Segment

GES

The following table presents a comparison of GES’ reported revenue and segment operating income to organic revenue(1) and organic segment operating income(1) for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended				Three Months Ended
	June 30, 2019				June 30, 2018			% Change
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
GES:
North America	$283,682	$—	$(731)	$284,413	$260,891	$—	$260,891	8.7%	9.0%
EMEA	69,505	—	(3,232)	72,737	60,662	—	60,662	14.6%	19.9%
Intersegment eliminations	(6,317)	—	—	(6,317)	(6,231)	—	(6,231)	(1.4)%	(1.4)%
Total GES	$346,870	$—	$(3,963)	$350,833	$315,322	$—	$315,322	10.0%	11.3%
Segment operating income(2):
GES:
North America	$30,589	$—	$(128)	$30,717	$23,767	$—	$23,767	28.7%	29.2%
EMEA	4,664	—	(200)	4,864	5,238	—	5,238	(11.0)%	(7.1)%
Total GES	$35,253	$—	$(328)	$35,581	$29,005	$—	$29,005	21.5%	22.7%

	Six Months Ended				Six Months Ended
	June 30, 2019				June 30, 2018			% Change
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
GES:
North America	$506,923	$—	$(1,448)	$508,371	$482,955	$—	$482,955	5.0%	5.3%
EMEA	123,881	—	(6,566)	130,447	109,582	—	109,582	13.0%	19.0%
Intersegment eliminations	(9,007)	—	—	(9,007)	(9,509)	—	(9,509)	5.3%	5.3%
Total GES	$621,797	$—	$(8,014)	$629,811	$583,028	$—	$583,028	6.6%	8.0%
Segment operating income(2):
GES:
North America	$31,197	$—	$(156)	$31,353	$23,688	$—	$23,688	31.7%	32.4%
EMEA	5,799	—	(147)	5,946	5,897	—	5,897	(1.7)%	0.8%
Total GES	$36,996	$—	$(303)	$37,299	$29,585	$—	$29,585	25.0%	26.1%
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

Three months ended June 30, 2019 compared with the three months ended June 30, 2018

GES North America

GES North America revenue increased $22.8 million or 8.7%, primarily due to growth in revenue from corporate clients and new business wins, as well as positive show rotation of approximately $7 million, offset in part by a decrease in U.S. base same-show revenue of 1.7% and an unfavorable FX Impact of $0.7 million. Base same-show revenue represented 26.2% of GES North America’s organic revenue during the three months ended June 30, 2019. Organic revenue* increased $23.5 million or 9.0%.

GES North America segment operating income increased $6.8 million or 28.7%, primarily due to the increase in revenue and cost reductions resulting from restructuring actions. Organic segment operating income* increased $7.0 million or 29.2%.

GES EMEA

GES EMEA revenue increased $8.8 million or 14.6%, primarily due to positive show rotation of approximately $12 million, offset in part by an unfavorable FX Impact of $3.2 million. Organic revenue* increased $12.1 million or 19.9%.

GES EMEA segment operating income decreased $0.6 million or 11.0%, primarily due to the timing of certain expenses and the revenue mix. Organic segment operating income* decreased $0.4 million or 7.1%.

Six months ended June 30, 2019 compared with the six months ended June 30, 2018

GES North America

GES North America revenue increased $24.0 million or 5.0%, primarily due to growth in revenue from corporate clients, new business wins, and U.S. base same-show revenue growth of 1.4%, offset in part by an unfavorable FX Impact of $1.4 million. Base same-show revenue represented 33.0% of GES North America’s organic revenue during the six months ended June 30, 2019. Organic revenue* increased $25.4 million or 5.3%.

GES North America segment operating income increased $7.5 million or 31.7%, primarily due to the increase in revenue and cost reductions resulting from restructuring actions. Organic segment operating income* increased $7.7 million or 32.4%.

GES EMEA

GES EMEA revenue increased $14.3 million or 13.0%, primarily due to positive show rotation of approximately $16 million, new business wins, and underlying growth, offset in part by an unfavorable FX Impact of $6.6 million. Organic revenue* increased $20.9 million or 19.0%.

GES EMEA segment operating income decreased $0.1 million or 1.7%, primarily due to the timing of expenses, and the revenue mix, offset in part by the increase in revenue. Organic segment operating income* increased 0.8%.

* Refer to footnote (1) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating income.

2019 Outlook

Although GES has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth; however, we continue to experience declines in certain retail-sector events and auto shows.

For 2019, we expect GES’ revenue to be up low-single digits from 2018. Show rotation is expected to have a net negative impact on GES’ revenue of approximately $20 million compared to 2018. We expect GES U.S. base same-show revenue to increase at a low single digit rate. We anticipate an unfavorable FX Impact of approximately $10.0 million on GES’ 2019 full year revenue and approximately $0.5 million on GES’ segment operating income. The expected FX Impact assumes that the U.S. dollar to the British pound exchange rate will be $1.27 and the U.S. dollar to the Canadian dollar exchange rate will be $0.76 during the remainder of 2019. For more information about segment operating income, see the “Non-GAAP Measures” section of this MD&A.

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

During the second quarter of 2019, we completed some strategic simplification actions, including a facility consolidation in Las Vegas and other restructuring actions that we expect will deliver annualized cost savings of about $8 million.

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income (loss) to organic revenue(3) and organic segment operating income (loss)(3) for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended				Three Months Ended
	June 30, 2019				June 30, 2018			% Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(3)	As Reported	Acquisitions	Organic(3)	As Reported	Organic(3)
Revenue(2):
Pursuit:
Attractions	$29,836	$—	$(681)	$30,517	$28,650	$—	$28,650	4.1%	6.5%
Hospitality	20,587	3,018	(129)	17,698	15,391	—	15,391	33.8%	15.0%
Transportation	4,007	—	(107)	4,114	3,889	—	3,889	3.0%	5.8%
Travel Planning	1,150	—	(14)	1,164	922	—	922	24.7%	26.2%
Intra-Segment Eliminations & Other	(171)	—	3	(174)	(497)	—	(497)	65.6%	65.0%
Total Pursuit	$55,409	$3,018	$(928)	$53,319	$48,355	$—	$48,355	14.6%	10.3%

Segment operating income(4):
Total Pursuit	$11,313	$1,518	$(129)	$9,924	$9,757	$—	$9,757	15.9%	1.7%

	Six Months Ended				Six Months Ended
	June 30, 2019				June 30, 2018			% Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(3)	As Reported	Acquisitions	Organic(3)	As Reported	Organic(3)
Revenue(2):
Pursuit:
Attractions	$34,504	$—	$(901)	$35,405	$33,146	$—	$33,146	4.1%	6.8%
Hospitality	24,251	3,018	(264)	21,497	18,146	—	18,146	33.6%	18.5%
Transportation	6,157	—	(216)	6,373	6,258	—	6,258	(1.6)%	1.8%
Travel Planning	1,597	—	(33)	1,630	1,230	—	1,230	29.8%	32.5%
Intra-Segment Eliminations & Other	(433)	—	12	(445)	(703)	—	(703)	38.4%	36.7%
Total Pursuit	$66,076	$3,018	$(1,402)	$64,460	$58,077	$—	$58,077	13.8%	11.0%

Segment operating loss(4):
Total Pursuit	$(1,682)	$1,518	$200	$(3,400)	$(1,638)	$—	$(1,638)	(2.7)%	**

** Change is greater than +/- 100%

(1)	Acquisitions include Mountain Park Lodges (acquired June 2019) and Belton Chalet (acquired May 2019).
(2)

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

Three months ended June 30, 2019 compared with the three months ended June 30, 2018

Pursuit revenue increased $7.1 million or 14.6%, primarily due to incremental revenue from the Mountain Park Lodges and the Belton Chalet acquisitions of $3.0 million and stronger performance from our food and beverage and retail operations as a result of our refresh projects, our revenue management efforts, and the re-opening of the Mount Royal Hotel, offset in part by an unfavorable FX Impact of $0.9 million. Organic revenue* increased $5.0 million or 10.3%.

Pursuit segment operating income increased $1.6 million or 15.9% primarily due to the increase in revenue, offset in part by additional costs to support continued expansion of the business and an unfavorable FX impact of $0.1 million. Organic segment operating income* increased $0.2 million or 1.7%.

Six months ended June 30, 2019 compared with the six months ended June 30, 2018

Pursuit revenue increased $8.0 million or 13.8%, primarily due to incremental revenue from the Mountain Park Lodges and the Belton Chalet acquisitions of $3.0 million, continued focus on revenue management and refresh efforts to maximize revenue across Pursuit’s attractions and hospitality properties, and the re-opening of the Mount Royal Hotel, offset in part by an unfavorable FX Impact of $1.4 million. Organic revenue* increased $6.4 million or 11.0%.

Pursuit segment operating loss remained relatively flat compared to the prior year. Organic segment operating loss* increased $1.8 million.

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
•

Revenue per attraction visitor. Total attractions revenue per visitor is calculated as total attractions revenue divided by the total number of visitors at all Pursuit attractions during the period. Total attractions revenue includes ticket sales and ancillary revenue generated by attractions, such as food and beverage and retail revenue. Total attractions revenue per visitor measures the total spend per visitor that attraction properties are able to capture, which is important to the profitability of the attractions business.

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

The following table provides Pursuit’s same-store key performance indicators for the three and six months ended June 30, 2019 and 2018. The same-store metrics indicate the performance of all Pursuit’s properties and attractions that we owned and operated at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. We believe this same-store constant currency basis provides better comparability between reporting periods.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change
Same-Store Key Performance Indicators (1)
Attractions:
Number of visitors	650,724	671,920	(3.2)%	801,890	830,392	(3.4)%
Revenue per attraction visitor	$46	$42	9.5%	$43	$39	10.3%
Effective ticket price	$35	$33	6.1%	$33	$31	6.5%
Hospitality:
Room nights available	66,689	66,181	0.8%	94,499	93,991	0.5%
RevPAR	$128	$122	4.9%	$105	$102	2.9%
ADR	$208	$189	10.1%	$182	$166	9.6%
Occupancy	61.4%	64.7%	(3.3)%	57.9%	61.4%	(3.5)%
(1)

Same-Store Key Performance Indicators exclude the Mountain Park Lodges (acquired in June 2019), the Belton Chalet (acquired in May 2019), and the Mount Royal Hotel, which was closed from December 2016 through June 2018 due to fire damage.

Attractions. The decrease in the same-store visitors during the three and six months ended June 30, 2019 was driven by slower visitation primarily due to early season inclement weather that affected visitors at the Columbia Icefield Glacier Adventure and the Maligne Lake Cruise attractions and lower visitation from select long-haul markets. Revenue per visitor increased primarily due to higher effective ticket prices driven by our focus on revenue management, refreshing key assets to enhance the guest experience, and increased programming. Ancillary revenue increased primarily resulting from our recent renovations of the food and beverage and retail operations.

Hospitality. The increase in RevPAR was primarily due to higher ADR driven by our revenue management efforts.

During 2018, Pursuit derived approximately 65% of its revenue and 87% of its segment operating income from its Canadian operations, which are largely dependent on foreign customer visitation. Accordingly, the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations.

2019 Outlook

For 2019, we expect Pursuit’s revenue to increase 20% to 23.5%. We expect Pursuit’s growth to be fueled primarily by investments to support our Refresh-Build-Buy strategy, which we expect to contribute incremental revenue of approximately $28 million to $32 million during 2019, inclusive of $17 million to $19 million from the Mountain Park Lodges and Belton Chalet acquisitions. Additionally, we expect to realize mid-single digit revenue growth across the rest of our attraction and hospitality assets. We expect to incur start-up costs of approximately $1.5 million during 2019 related to the development of our FlyOver attractions. We anticipate an unfavorable FX Impact of approximately $2.0 million on Pursuit’s 2019 revenue and a negligible impact to segment operating income.

Other Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Corporate activities	$3,282	$2,535	29.5%	$5,115	$4,752	7.6%
Interest expense	$2,957	$2,354	25.6%	$5,872	$4,423	32.8%
Multi-employer pension plan withdrawal	$15,508	$—	**	$15,508	$—	**
Restructuring charges	$4,455	$662	**	$5,143	$824	**
Legal settlement	$—	$—	**	$8,500	$—	**
Income tax expense (benefit)	$6,565	$9,114	(28.0)%	$(1,030)	$4,476	**
Income (loss) from discontinued operations	$460	$(279)	**	$173	$649	(73.3)%
** Change is greater than +/- 100%

Corporate Activities – The increase in corporate activities expense during the three months ended June 30, 2019 was primarily due to higher acquisition transaction-related costs in 2019. The increase in corporate activities during the six months ended June 30, 2019 was primarily due to an increase in performance-based compensation expense and higher acquisition transaction-related costs in 2019, offset in part by a gain on sale of corporate fixed assets.

Interest Expense – The increase in interest expense was primarily due to higher debt balances and interest rates in 2019.

Multi-Employer Pension Plan Withdrawal – During the three months ended June 30, 2019, we finalized the terms of a new collective-bargaining agreement with the Teamsters 727 union. The terms included a withdrawal from the under-funded Central States Pension Plan. Accordingly, we recorded a charge of $15.5 million, which represents the estimated present value of future contributions we will be required to make to the plan as a result of this withdrawal of this union from the plan.

Restructuring Charges – Restructuring charges during the three and six months ended June 30, 2019 were primarily related to the elimination of certain positions and facility consolidations at GES. Restructuring charges during three months ended June 30, 2018 were primarily related to the elimination of certain positions at GES. Restructuring charges during the six months ended June 30, 2018 were primarily related to the elimination of certain positions at GES and Pursuit.

Legal Settlement – During the six months ended June 30, 2019, we recorded a charge to resolve a legal dispute at GES involving a former industry contractor.

Income Tax Expense (Benefit) – Our effective income tax rate for the three months ended June 30, 2019 was 32.8%, as compared to 27.8% for the three months ended June 30, 2018. The increase in the effective rate was primarily related to increased non-deductible expenses and our mix of domestic versus foreign income, which is taxed at higher rates. For the six months ended June 30, 2019, our effective income tax rate was an 18.7% benefit on our pre-tax loss, as compared to a 25.8% tax expense rate on our pre-tax income during the six months ended June 30, 2018. The lower rate in 2019 was primarily due to increased non-deductible expenses and our mix of domestic versus foreign income, which is taxed at higher rates.

Income (Loss) from Discontinued Operations – Income from discontinued operations for the three and six months ended June 30, 2019 was primarily related to a favorable legal settlement related to previously sold operations. Loss from discontinued operations for the three months ended June 30, 2018 was primarily related to legal expenses associated with previously sold operations. Income from discontinued operations for the six months ended June 30, 2018 was primarily related to a favorable legal settlement related to previously sold operations.

Liquidity and Capital Resources

Cash and cash equivalents were $45.6 million as of June 30, 2019, as compared to $44.9 million as of December 31, 2018. During the six months ended June 30, 2019, we generated net cash from operating activities of $39.5 million. We believe that our existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of June 30, 2019, we held approximately $44.1 million of our cash and cash equivalents outside of the United States, consisting of $19.1 million in Canada, $9.0 million in the Netherlands, $6.6 million in the United Arab Emirates, $5.4 million in the United Kingdom, and $1.3 million in certain other countries. In addition, there was $2.7 million in Iceland related to our investment in Esja, which we will use to develop the FlyOver Iceland attraction.

Cash Flows

Operating Activities

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Net income (loss)	$(4,318)	$13,545
Depreciation and amortization	27,715	28,178
Deferred income taxes	6,215	2,727
Income from discontinued operations	(173)	(649)
Legal settlement	8,500	—
Impairment recoveries	—	(35)
Multi-employer pension plan withdrawal	15,508	—
Other non-cash items	11,256	6,154
Changes in assets and liabilities	(25,166)	(18,460)
Net cash provided by operating activities	$39,537	$31,460

The increase in cash provided by operating activities of $8.1 million was primarily due to an increase in segment results of operations and deferred income taxes, offset in part by an unfavorable change in working capital.

Investing Activities

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Capital expenditures	$(46,517)	$(43,429)
Cash paid for acquired businesses, net	(72,918)	(4,628)
Proceeds from dispositions of property and other assets	768	1,292
Net cash used in investing activities	$(118,667)	$(46,765)

Net cash used in investing activities increased $71.9 million primarily due to the Mountain Park Lodges and the Belton Chalet acquisitions in 2019.

Financing Activities

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Proceeds from borrowings	$133,827	$80,051
Payments on debt and finance lease obligations	(47,862)	(51,607)
Dividends paid on common stock	(4,034)	(4,095)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(2,994)	(1,024)
Common stock purchased for treasury	—	(9,061)
Proceeds from exercise of stock options	92	84
Net cash provided by financing activities	$79,029	$14,348

Net cash provided in financing activities increased $64.7 million primarily due to net debt proceeds, including finance lease obligations, of $86.0 million during the six months ended June 30, 2019 compared to $28.4 million during the six months ended June 30, 2018 as well as the repurchase of treasury shares on the open market in 2018.

Debt and Finance Lease Obligations

Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion, all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. No shares were repurchased on the open market during the six months ended June 30, 2019. During the six months ended June 30, 2018, we repurchased 175,091 shares on the open market for $9.1 million. As of June 30, 2019, 600,067 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date.

Additionally, we repurchased shares related to tax withholding requirements on vested restricted stock awards.

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

Our foreign operations are primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $27.2 million as of June 30, 2019 and $36.3 million as of December 31, 2018. We recorded unrealized foreign currency translation gains in other comprehensive income of $9.9 million during the six months ended June 30, 2019 and unrealized foreign currency translation losses of $11.2 million during the six months ended June 30, 2018, in each case, net of tax.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of June 30, 2019 and December 31, 2018, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended June 30, 2019 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	—	$—	—	600,067
May 1, 2019 - May 31, 2019	—	$—	—	600,067
June 1, 2019 - June 30, 2019	150	$64.24	—	600,067
Total	150	$64.24	—	600,067

Pursuant to previously announced authorizations, our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors approved an additional 500,000 shares to repurchase. No shares were purchased on the open market during the six months ended June 30, 2019. The Board’s authorization has no expiration date.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

2.1		Share Purchase Agreement, dated May 27, 2019, by and among Brewster Travel Canada Inc., Jas-Day Investments Ltd., and 2192449 Alberta Ltd.	8-K		2.1	5/30/2019

2.2		Share and Unit Purchase Agreement, dated May 27, 2019, by and among Brewster Travel Canada Inc., Jas-Day Investments Ltd., 2187582 Alberta Ltd., and the Sawridge Hotels Limited Partnership.	8-K		2.2	5/30/2019

4.A2		Amendment No. 1 to Second Amended and Restated Credit Agreement.	8-K		4.A2	7/25/2019

10.D1	+	Viad Corp Supplemental TRIM Plan, as amended and restated effective January 1, 2005 for Code Section 409A.	8-K		10.E	8/29/2007

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended June 30, 2019.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended June 30, 2019.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ended June 30, 2019.

101	*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

August 2, 2019	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer (Duly Authorized Officer)