Form 10-Q
period 2019-09-30
VIAD CORP
filed 2019-11-01
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 25, 2019, there were 20,326,404 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2019	2018
Assets
Current assets
Cash and cash equivalents	$56,638	$44,893
Accounts receivable, net of allowances for doubtful accounts of $1,216 and $1,288, respectively	144,711	108,936
Inventories	16,323	16,629
Current contract costs	31,659	18,017
Other current assets	26,583	25,486
Total current assets	275,914	213,961
Property and equipment, net	486,533	333,847
Other investments and assets	42,503	42,910
Operating lease right-of-use assets	103,403	—
Deferred income taxes	22,424	19,199
Goodwill	275,568	261,330
Other intangible assets, net	80,029	51,294
Total Assets	$1,286,374	$922,541
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$89,389	$71,927
Contract liabilities	62,260	33,476
Accrued compensation	27,996	22,668
Operating lease obligations	22,526	—
Other current liabilities	44,597	32,258
Current portion of debt and finance lease obligations	298,940	229,416
Total current liabilities	545,708	389,745
Long-term debt and finance lease obligations	25,295	705
Pension and postretirement benefits	25,574	26,636
Long-term operating lease obligations	82,630	—
Other deferred items and liabilities	69,209	48,991
Total liabilities	748,416	466,077
Commitments and contingencies
Redeemable noncontrolling interest	5,431	5,909
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	574,039	575,339
Retained earnings	130,435	109,032
Unearned employee benefits and other	—	199
Accumulated other comprehensive loss	(43,911)	(47,975)
Common stock in treasury, at cost, 4,613,463 and 4,741,638 shares, respectively	(232,928)	(237,790)
Total Viad stockholders’ equity	465,037	436,207
Non-redeemable noncontrolling interest	67,490	14,348
Total stockholders’ equity	532,527	450,555
Total Liabilities and Stockholders’ Equity	$1,286,374	$922,541

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue:
Services	$300,446	$300,087	$898,746	$860,358
Products	62,042	58,076	151,615	138,910
Total revenue	362,488	358,163	1,050,361	999,268
Costs and expenses:
Costs of services	256,296	254,638	825,806	792,775
Costs of products	51,370	46,974	134,527	122,529
Business interruption gain	—	(35)	(141)	(602)
Corporate activities	2,680	3,777	7,795	8,529
Interest income	(79)	(101)	(260)	(238)
Interest expense	3,740	2,608	9,612	7,031
Multi-employer pension plan withdrawal	—	—	15,508	—
Other expense	281	527	1,192	1,308
Restructuring charges	1,702	175	6,845	999
Legal settlement	—	—	8,500	—
Impairment recoveries	—	—	—	(35)
Total costs and expenses	315,990	308,563	1,009,384	932,296
Income from continuing operations before income taxes	46,498	49,600	40,977	66,972
Income tax expense	11,891	10,806	10,861	15,282
Income from continuing operations	34,607	38,794	30,116	51,690
Income (loss) from discontinued operations	(141)	(246)	32	403
Net income	34,466	38,548	30,148	52,093
Net income attributable to non-redeemable noncontrolling interest	(3,418)	(1,287)	(3,329)	(890)
Net loss attributable to redeemable noncontrolling interest	368	128	644	289
Net income attributable to Viad	$31,416	$37,389	$27,463	$51,492
Diluted income per common share:
Continuing operations attributable to Viad common stockholders	$1.54	$1.84	$1.33	$2.49
Discontinued operations attributable to Viad common stockholders	(0.01)	(0.01)	—	0.02
Net income attributable to Viad common stockholders	$1.53	$1.83	$1.33	$2.51
Weighted-average outstanding and potentially dilutive common shares	20,311	20,387	20,267	20,427
Basic income per common share:
Continuing operations attributable to Viad common stockholders	$1.54	$1.85	$1.33	$2.50
Discontinued operations attributable to Viad common stockholders	(0.01)	(0.01)	—	0.02
Net income attributable to Viad common stockholders	$1.53	$1.84	$1.33	$2.52
Weighted-average outstanding common shares	20,168	20,145	20,129	20,187
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30
Amounts attributable to Viad common stockholders
Income from continuing operations	$31,557	$37,635	$27,431	$51,089
Income (loss) from discontinued operations	(141)	(246)	32	403
Net income	$31,416	$37,389	$27,463	$51,492

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net income	$34,466	$38,548	$30,148	$52,093
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(5,229)	3,340	3,868	(7,864)
Change in net actuarial loss, net of tax(1)	83	(1,570)	302	(721)
Change in prior service cost, net of tax(1)	(35)	186	(106)	6
Comprehensive income	29,285	40,504	34,212	43,514
Non-redeemable noncontrolling interest:
Comprehensive income attributable to non-redeemable noncontrolling interest	(3,418)	(1,287)	(3,329)	(890)
Unrealized foreign currency translation adjustments	(682)	—	94	—
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	368	128	644	289
Comprehensive income attributable to Viad	$25,553	$39,345	$31,621	$42,913

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2018	$37,402	$575,339	$109,032	$199	$(47,975)	$(237,790)	$436,207	$14,348	$450,555
Net loss	—	—	(17,777)	—	—	—	(17,777)	(420)	(18,197)
Dividends on common stock ($0.10 per share)	—	—	(2,028)	—	—	—	(2,028)	—	(2,028)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(2,905)	(2,905)	—	(2,905)
Employee benefit plans	—	(4,302)	—	—	—	5,522	1,220	—	1,220
Share-based compensation - equity awards	—	780	—	—	—	—	780	—	780
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	4,780	—	4,780	—	4,780
Amortization of net actuarial loss, net of tax	—	—	—	—	120	—	120	—	120
Amortization of prior service cost, net of tax	—	—	—	—	(35)	—	(35)	—	(35)
Other, net	—	16	—	24	—	1	41	—	41
Balance, March 31, 2019	37,402	571,833	89,227	223	(43,110)	(235,172)	420,403	13,928	434,331
Net income	—	—	13,824	—	—	—	13,824	331	14,155
Dividends on common stock ($0.10 per share)	—	—	(2,006)	—	—	—	(2,006)	—	(2,006)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(89)	(89)	—	(89)
Employee benefit plans	—	301	—	—	—	1,301	1,602	—	1,602
Share-based compensation - equity awards	—	781	—	—	—	—	781	—	781
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	4,317	—	4,317	776	5,093
Amortization of net actuarial loss, net of tax	—	—	—	—	99	—	99	—	99
Amortization of prior service cost, net of tax	—	—	—	—	(36)	—	(36)	—	(36)
Acquisition of Mountain Park Lodges	—	—	—	—	—	—	—	49,711	49,711
Other, net	—	16	—	(223)	—	221	14	—	14
Balance, June 30, 2019	37,402	572,931	101,045	—	(38,730)	(233,739)	438,909	64,746	503,655
Net income	—	—	31,416	—	—	—	31,416	3,418	34,834
Dividends on common stock ($0.10 per share)	—	—	(2,026)	—	—	—	(2,026)	—	(2,026)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(25)	(25)	—	(25)
Employee benefit plans	—	212	—	—	—	1,059	1,271	—	1,271
Share-based compensation - equity awards	—	938	—	—	—	—	938	—	938
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(5,229)	—	(5,229)	(682)	(5,911)
Amortization of net actuarial loss, net of tax	—	—	—	—	83	—	83	—	83
Amortization of prior service cost, net of tax	—	—	—	—	(35)	—	(35)	—	(35)
Acquisition of Mountain Park Lodges	—	—	—	—	—	—	-	8	8
Other, net	—	(42)	—	—	—	(223)	(265)	—	(265)
Balance, September 30, 2019	$37,402	$574,039	$130,435	$—	$(43,911)	$(232,928)	$465,037	$67,490	$532,527

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2017	$37,402	$574,458	$65,836	$218	$(22,568)	$(226,215)	$429,131	$13,806	$442,937
Net loss	—	—	(9,387)	—	—	—	(9,387)	(364)	(9,751)
Dividends on common stock ($0.10 per share)	—	—	(2,046)	—	—	—	(2,046)	—	(2,046)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(868)	(868)	—	(868)
Employee benefit plans	—	(2,014)	—	—	—	3,137	1,123	—	1,123
Share-based compensation - equity awards	—	815	—	—	—	—	815	—	815
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(3,109)	—	(3,109)	—	(3,109)
Amortization of net actuarial loss, net of tax	—	—	—	—	629	—	629	—	629
Amortization of prior service cost, net of tax	—	—	—	—	(184)	—	(184)	—	(184)
Adoption of ASU 2016-01	—	—	616	—	(616)	—	—	—	—
Other, net	—	(36)	(19)	(11)	—	(1)	(67)	—	(67)
Balance, March 31, 2018	37,402	573,223	55,000	207	(25,848)	(223,947)	416,037	13,442	429,479
Net income	—	—	23,490	—	—	—	23,490	(33)	23,457
Dividends on common stock ($0.10 per share)	—	—	(2,049)	—	—	—	(2,049)	—	(2,049)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(156)	(156)	—	(156)
Common stock purchased for treasury	—	—	—	—	—	(9,061)	(9,061)	—	(9,061)
Employee benefit plans	—	(71)	—	—	—	1,476	1,405	—	1,405
Share-based compensation - equity awards	—	952	—	—	—	—	952	—	952
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(8,095)	—	(8,095)	—	(8,095)
Amortization of net actuarial loss, net of tax	—	—	—	—	220	—	220	—	220
Amortization of prior service cost, net of tax	—	—	—	—	4	—	4	—	4
Other, net	—	—	17	7	—	1	25	—	25
Balance, June 30, 2018	37,402	574,104	76,458	214	(33,719)	(231,687)	422,772	13,409	436,181
Net income	—	—	37,389	—	—	—	37,389	1,287	38,676
Dividends on common stock ($0.10 per share)	—	—	(2,033)	—	—	—	(2,033)	—	(2,033)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(155)	(155)	—	(155)
Employee benefit plans	—	259	—	—	—	897	1,156	—	1,156
Share-based compensation - equity awards	—	679	—	—	—	—	679	—	679
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	3,340	—	3,340	—	3,340
Amortization of net actuarial loss, net of tax	—	—	—	—	(1,570)	—	(1,570)	—	(1,570)
Amortization of prior service cost, net of tax	—	—	—	—	186	—	186	—	186
Adoption of ASU 2018-02	—	—	1,680	—	—	—	1,680	—	1,680
Other, net	—	16	(113)	20	—	1	(76)	—	(76)
Balance, September 30, 2018	$37,402	$575,058	$113,381	$234	$(31,763)	$(230,944)	$463,368	$14,696	$478,064

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$30,148	$52,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,061	44,364
Deferred income taxes	5,261	3,182
Income from discontinued operations	(32)	(403)
Restructuring charges	6,845	999
Legal settlement	8,500	—
Impairment recoveries	—	(35)
Gains on dispositions of property and other assets	(938)	(135)
Share-based compensation expense	6,448	5,056
Multi-employer pension plan withdrawal	15,508	—
Other non-cash items, net	2,772	3,553
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(37,028)	(21,289)
Inventories	389	(2,792)
Current contract costs	(13,929)	(11,928)
Accounts payable	20,121	12,972
Accrued compensation	2,308	(12,275)
Contract liabilities	29,177	28,045
Payments on operating lease obligations	(20,853)	—
Other assets and liabilities, net	2,382	203
Net cash provided by operating activities	101,140	101,610
Cash flows from investing activities
Capital expenditures	(60,868)	(64,968)
Cash paid for acquired businesses, net	(90,992)	(4,628)
Proceeds from dispositions of property and other assets	1,022	1,320
Net cash used in investing activities	(150,838)	(68,276)
Cash flows from financing activities
Proceeds from borrowings	170,459	101,336
Payments on debt and finance lease obligations	(99,340)	(113,429)
Dividends paid on common stock	(6,060)	(6,128)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(3,019)	(1,179)
Common stock purchased for treasury	—	(9,061)
Proceeds from exercise of stock options	92	84
Net cash provided by (used in) financing activities	62,132	(28,377)
Effect of exchange rate changes on cash and cash equivalents	(689)	(3,210)
Net change in cash and cash equivalents	11,745	1,747
Cash and cash equivalents, beginning of year	44,893	53,723
Cash and cash equivalents, end of period	$56,638	$55,470

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

GES

GES is a global, full-service live events company offering a comprehensive range of services to the world’s leading brands and event organizers. GES’ clients include event organizers and corporate brand marketers. Event organizers schedule and run events from start to finish. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products, and build business relationships. GES serves corporate brand marketers when they exhibit at shows and when GES is engaged to manage their global exhibit program or produce their proprietary corporate events.

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

Pursuit

Pursuit is a collection of inspiring and unforgettable travel experiences that includes world-class recreational attractions, unique hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services.

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

•

FlyOver is a recreational attraction that provides a virtual flight ride experience that combines motion seating, audio-visual media, and special effects including wind, scents, and mist to provide a true flying experience for guests. Our FlyOver attractions include: FlyOver Canada; FlyOver Iceland (Opened August 2019); FlyOver Las Vegas (expected opening in 2021); and FlyOver Toronto (expected opening in 2022).

•	Pursuit announced a plan for a new geothermal lagoon attraction in Iceland. It will be located on an oceanfront lot just outside downtown Reykjavik. We expect to open this new attraction in 2021.

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

January 1, 2020

We are currently evaluating the potential impact of the adoption of this new guidance on our consolidated financial statements. We will be required to use a forward-looking expected credit loss model for trade receivables. Adoption of this new standard will be applied using the modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date in an amount necessary to adjust our current credit loss methodology to equal the current estimate of expected losses on financial assets held at that date. We do not expect this new guidance to have a material impact on our consolidated financial statements.

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

		September 30, 2019	We early adopted this new guidance on a retrospective basis and determined it did not have a material impact on our consolidated financial statements.
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

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things: the fair value of our reporting units used to perform annual impairment testing of recorded goodwill; allowances for uncollectible accounts receivable; provisions for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; sublease income associated with restructuring liabilities; assumptions used to measure pension and postretirement benefit costs and obligations; assumptions used to determine share-based compensation costs under the fair value method; assumptions used to determine the redemption value of redeemable noncontrolling interests; and the allocation of purchase price of acquired businesses. Actual results could differ from these and other estimates.

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

Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 54.5% equity ownership interest in Esja Attractions ehf. (“Esja”). The Esja shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Condensed Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to retained earnings and is included in our income per share. Refer to Note 21 – Redeemable Noncontrolling Interest for additional information.

Leases

We adopted Topic 842 on January 1, 2019, which requires that we recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet, and requires lessees to classify leases as either finance or operating leases. The classification of the lease determines whether the lease expense is recognized on an effective interest method basis (finance lease) or on a straight-line basis (operating lease) over the lease term. In determining whether an agreement contains a lease, we consider if we have a right to control the use of the underlying asset during the lease term in exchange for an obligation to make lease payments arising from the lease. We recognize ROU assets and lease liabilities at commencement date, which is when the underlying asset is available for use to a lessee, based on the present value of lease payments over the lease term.

Our operating and finance leases are primarily facility, equipment, and land leases. Our facility leases comprise mainly manufacturing facilities, sales and design facilities, offices, storage and/or warehouses, and truck marshaling yards. These facility leases generally have lease terms ranging up to 25 years. Our equipment leases comprise mainly vehicles, hardware, and office equipment, each with various lease terms. Our land leases comprise mainly leases in Canada and Iceland on which our hotels or attractions are located and have lease terms ranging up to 42 years.

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

Contract Liabilities

GES and Pursuit typically receive customer deposits prior to transferring the related product or service to the customer. These deposits are recorded as a contract liability and are recognized as revenue upon satisfaction of the related contract performance obligation(s). GES also provides customer rebates and volume discounts to certain event organizers that are recorded as contract liabilities and are recognized as a reduction of revenue. These amounts are included in the Condensed Consolidated Balance Sheets under the captions “Contract liabilities” and “Other deferred items and liabilities.”

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2018	$35,600
Cash additions	150,566
Revenue recognized	(123,330)
Foreign exchange translation adjustment	(451)
Balance at September 30, 2019	$62,385

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

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2018	$21,478
Additions	58,330
Expenses	(44,666)
Cancelled	(45)
Foreign exchange translation adjustment	(263)
Balance at September 30, 2019	$34,834

As of September 30, 2019, capitalized contract costs consisted of $2.4 million to obtain contracts and $32.4 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three and nine months ended September 30, 2019 or 2018.

Disaggregation of Revenue

The following tables disaggregate GES and Pursuit revenue by major product line, timing of revenue recognition, and markets served:

GES

	Three Months Ended September 30, 2019
(in thousands)	GES North America(1)	GES EMEA(1)	Intersegment Eliminations	Total
Services:
Core services	$155,581	$22,425	$—	$178,006
Audio-visual	18,742	4,402	—	23,144
Event technology	4,760	1,414	—	6,174
Intersegment eliminations	—	—	(5,724)	(5,724)
Total services	179,083	28,241	(5,724)	201,600
Products:
Core products	12,900	12,945	—	25,845
Total revenue	$191,983	$41,186	$(5,724)	$227,445

Timing of revenue recognition:
Services transferred over time	$179,083	$28,241	$(5,724)	$201,600
Products transferred over time(2)	10,558	2,305	—	12,863
Products transferred at a point in time	2,342	10,640	—	12,982
Total revenue	$191,983	$41,186	$(5,724)	$227,445

Markets:
Exhibitions	$89,088	$29,519	$—	$118,607
Conferences	56,205	6,320	—	62,525
Corporate events	41,205	5,147	—	46,352
Consumer events	5,485	200	—	5,685
Intersegment eliminations	—	—	(5,724)	(5,724)
Total revenue	$191,983	$41,186	$(5,724)	$227,445
(1)

During the first quarter of 2019, we realigned GES’ organizational structure. As a result, we changed GES’ reportable segments to reflect how our chief operating decision maker regularly reviews and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are GES North America and GES EMEA.

(2)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

	Nine Months Ended September 30, 2019
(in thousands)	GES North America(1)	GES EMEA(1)	Intersegment Eliminations	Total
Services:
Core services	$563,566	$95,309	$—	$658,875
Audio-visual	61,323	15,171	—	76,494
Event technology	23,368	6,501	—	29,869
Intersegment eliminations	—	—	(14,731)	(14,731)
Total services	648,257	116,981	(14,731)	750,507
Products:
Core products	50,649	48,086	—	98,735
Total revenue	$698,906	$165,067	$(14,731)	$849,242

Timing of revenue recognition:
Services transferred over time	$648,257	$116,981	$(14,731)	$750,507
Products transferred over time(2)	33,601	10,595	—	44,196
Products transferred at a point in time	17,048	37,491	—	54,539
Total revenue	$698,906	$165,067	$(14,731)	$849,242

Markets:
Exhibitions	$364,404	$124,467	$—	$488,871
Conferences	209,522	20,172	—	229,694
Corporate events	103,860	19,464	—	123,324
Consumer events	21,120	964	—	22,084
Intersegment eliminations	—	—	(14,731)	(14,731)
Total revenue	$698,906	$165,067	$(14,731)	$849,242

(1)

During the first quarter of 2019, we realigned GES’ organizational structure. As a result, we changed GES’ reportable segments to reflect how our chief operating decision maker regularly reviews and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are GES North America and GES EMEA.

(2)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

	Three Months Ended September 30, 2018
(in thousands)	GES North America(1)	GES EMEA(1)	Intersegment Eliminations	Total
Services:
Core services	$162,967	$27,511	$—	$190,478
Audio-visual	17,309	4,423	—	21,732
Event technology	4,874	1,745	—	6,619
Intersegment eliminations	—	—	(2,379)	(2,379)
Total services	185,150	33,679	(2,379)	216,450
Products:
Core products	15,705	13,955	—	29,660
Total revenue	$200,855	$47,634	$(2,379)	$246,110

Timing of revenue recognition:
Services transferred over time	$185,150	$33,679	$(2,379)	$216,450
Products transferred over time(2)	10,645	2,862	—	13,507
Products transferred at a point in time	5,060	11,093	—	16,153
Total revenue	$200,855	$47,634	$(2,379)	$246,110

Markets:
Exhibitions	$114,387	$35,787	$—	$150,174
Conferences	42,053	4,232	—	46,285
Corporate events	35,555	6,728	—	42,283
Consumer events	8,860	887	—	9,747
Intersegment eliminations	—	—	(2,379)	(2,379)
Total revenue	$200,855	$47,634	$(2,379)	$246,110

(1)

During the first quarter of 2019, we realigned GES’ organizational structure. As a result, we changed GES’ reportable segments to reflect how our chief operating decision maker regularly reviews and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are GES North America and GES EMEA.

(2)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

	Nine Months Ended September 30, 2018
(in thousands)	GES North America(1)	GES EMEA(1)	Intersegment Eliminations	Total
Services:
Core services	$555,175	$88,270	$—	$643,445
Audio-visual	55,134	14,144	—	69,278
Event technology	23,443	7,866	—	31,309
Intersegment eliminations	—	—	(11,888)	(11,888)
Total services	633,752	110,280	(11,888)	732,144
Products:
Core products	50,058	46,936	—	96,994
Total revenue	$683,810	$157,216	$(11,888)	$829,138

Timing of revenue recognition:
Services transferred over time	$633,752	$110,280	$(11,888)	$732,144
Products transferred over time(2)	32,982	11,018	—	44,000
Products transferred at a point in time	17,076	35,918	—	52,994
Total revenue	$683,810	$157,216	$(11,888)	$829,138

Markets:
Exhibitions	$397,945	$116,410	$—	$514,355
Conferences	170,910	21,677	—	192,587
Corporate events	93,797	17,170	—	110,967
Consumer events	21,158	1,959	—	23,117
Intersegment eliminations	—	—	(11,888)	(11,888)
Total revenue	$683,810	$157,216	$(11,888)	$829,138

(1)

During the first quarter of 2019, we realigned GES’ organizational structure. As a result, we changed GES’ reportable segments to reflect how our chief operating decision maker regularly reviews and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are GES North America and GES EMEA.

(2)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

Pursuit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Services:
Admissions	$49,353	$51,316	$76,034	$78,375
Accommodations	41,292	24,623	56,636	35,358
Transportation	6,868	7,602	12,817	14,292
Travel planning	2,004	651	4,107	1,450
Intersegment eliminations	(671)	(554)	(1,355)	(1,260)
Total services revenue	98,846	83,638	148,239	128,215
Products:
Food and beverage	19,333	16,074	28,903	23,998
Retail operations	16,864	12,341	23,977	17,917
Total products revenue	36,197	28,415	52,880	41,915
Total revenue	$135,043	$112,053	$201,119	$170,130

Timing of revenue recognition:
Services transferred over time	$98,846	$83,638	$148,239	$128,215
Products transferred at a point in time	36,197	28,415	52,880	41,915
Total revenue	$135,043	$112,053	$201,119	$170,130

Markets:
Banff Jasper Collection	$75,337	$58,525	$116,433	$94,133
Alaska Collection	26,909	25,546	39,287	36,373
Glacier Park Collection	28,098	23,418	36,296	30,684
FlyOver	4,699	4,564	9,103	8,940
Total revenue	$135,043	$112,053	$201,119	$170,130

Note 3. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Performance unit incentive plan (“PUP”)	$1,033	$1,607	$4,013	$3,125
Restricted stock	687	609	2,163	1,779
Restricted stock units	111	78	272	152
Share-based compensation before income tax benefit	1,831	2,294	6,448	5,056
Income tax benefit	(460)	(580)	(1,625)	(1,276)
Share-based compensation, net of income tax benefit	$1,371	$1,714	$4,823	$3,780

We did not record any share-based compensation expense through restructuring charges during the three and nine months ended September 30, 2019 or 2018.

The following table summarizes the activity of the outstanding share-based compensation awards:

	PUP Awards		Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2018	239,809	$40.65	176,769	$40.87	12,090	$39.04
Granted	73,418	$58.28	55,440	$57.86	5,025	$56.81
Vested	(95,309)	$26.98	(82,647)	$32.15	(5,377)	$26.98
Forfeited	(2,192)	$55.92	(5,323)	$50.03	(115)	$52.15
Balance at September 30, 2019	215,726	$52.54	144,239	$52.05	11,623	$52.17

Viad Corp Omnibus Incentive Plan

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of September 30, 2019, there were 1,582,828 shares available for future grant under the 2017 Plan.

PUP Awards

The vesting of PUP award shares is based upon achievement of certain performance-based criteria over a three-year period.

During the nine months ended September 30, 2019, we granted PUP awards with a grant date fair value of $4.3 million, of which $1.7 million are payable in shares. Liabilities related to PUP awards were $5.1 million as of September 30, 2019 and $7.0 million as of December 31, 2018. In 2019, PUP awards granted in 2016 vested and we paid $5.6 million in cash and $3.4 million in shares. In 2019, we withheld 25,771 shares for $1.5 million related to tax withholding requirements on vested PUP awards paid in shares. In 2018, PUP awards granted in 2015 vested and we distributed cash payouts of $5.9 million.

Restricted Stock

As of September 30, 2019, the unamortized cost of outstanding restricted stock awards was $3.3 million, which we expect to recognize over a weighted-average period of approximately 1.3 years. We repurchased 24,586 shares for $1.4 million during the nine months ended September 30, 2019 and 21,767 shares for $1.2 million during the nine months ended September 30, 2018 related to tax withholding requirements on vested share-based awards.

Restricted Stock Units

Aggregate liabilities related to restricted stock units were $0.4 million as of September 30, 2019 and $0.4 million as of December 31, 2018. During the nine months ended September 30, 2019, restricted stock units vested and we paid $0.3 million in cash and $0.2 million in shares. During the nine months ended September 30, 2018, the 2015 restricted stock units vested and we distributed $0.2 million in cash payouts.

Stock Options

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2018	58,689	$16.62
Exercised	(5,546)	$16.62
Options outstanding and exercisable at September 30, 2019	53,143	$16.62

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

As the majority owner of these properties, we consolidate 100% of the results of operations in our consolidated financial statements and record the 40% owners’ share of the income or loss attributable to non-redeemable noncontrolling interest.

The following table summarizes the preliminary recording of the fair value allocation of the assets acquired and liabilities assumed as of the date of acquisition. During the three months ended September 30, 2019, we made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation. The purchase price allocation is not yet final and is subject to change within the measurement period (up to one year from the acquisition date) as the valuation of property and equipment, intangible assets, and working capital is finalized.

(in thousands)
Purchase price paid as:
Cash		$70,975
Cash - Additional purchase price paid for tax liability		4,862
Net working capital adjustment		18
Consideration transferred		75,855
Right to manage		(1,276)
Purchase price, net		74,579

Fair value of net assets acquired:
Accounts receivable	$333
Inventories	152
Prepaid expenses	276
Property and equipment	101,840
Intangible assets	21,982
Total assets acquired	124,583
Accounts payable	329
Advanced deposits payable	400
Deferred tax liability	11,463
Other liabilities	16
Total liabilities assumed	12,208

Noncontrolling interest equity	49,719
Total fair value of net assets acquired		62,656
Excess purchase price over fair value of net assets acquired (“goodwill”)		$11,923

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

Transaction costs associated with the Mountain Park Lodges were $0.8 million in 2019 and $0.1 million in 2018, which are included in “Corporate activities” in the Condensed Consolidated Statements of Operations. We included these assets and results of operations in the consolidated financial statements from the date of acquisition. During the nine months ended September 30, 2019, revenue related to the Mountain Park Lodges was $15.1 million and operating income was $7.1 million.

Identifiable intangible assets acquired in the Mountain Park Lodges acquisition were $22.0 million and consist primarily of in-place leases, customer relationships, and trade names. The weighted average amortization period related to the intangible assets is approximately 27.6 years.

Pursuit – Geothermal Lagoon Attraction

On July 25, 2019, we announced plans for a new geothermal lagoon attraction that will be located on an oceanfront lot just outside downtown Reykjavik, Iceland. We acquired a 51% controlling interest in the new geothermal lagoon attraction for $13.2 million, which we will operate in partnership with Geothermal Lagoon ehf., the Icelandic entity that owns the lagoon assets. Due to the recent timing of the acquisition, the purchase price allocation is not yet final and is subject to change within the measurement period (up to one year from the acquisition date). We expect to open our new attraction in 2021.

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the Mountain Park Lodges acquisition had been completed on January 1, 2018:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$362,488	$370,025	$1,058,622	$1,022,463
Depreciation and amortization	$16,347	$17,529	$46,695	$48,455
Income (loss) from continuing operations	$34,607	$42,500	$28,709	$53,651
Net income (loss) attributable to Viad	$31,416	$39,549	$26,765	$52,334
Diluted income (loss) per share	$1.53	$1.94	$1.29	$2.55
Basic income (loss) per share	$1.53	$1.94	$1.29	$2.56

2018 Acquisition

Maligne Canyon Restaurant

In March 2018, we acquired the Maligne Canyon Restaurant and Gift Shop for total cash consideration of $6.0 million Canadian dollars (approximately $4.6 million U.S. dollars). Transaction costs associated with the acquisition were $24 thousand in 2018, which are included in “Cost of services” in the Condensed Consolidated Statements of Operations. These assets have been included in the consolidated financial statements from the date of acquisition. The Maligne Canyon Restaurant has been renovated and rebranded as the Maligne Canyon Wilderness Kitchen.

Note 5. Inventories

Inventories, which consist primarily of exhibit design and construction materials and supplies, as well as retail inventory, are stated at the lower of cost (first-in, first-out and specific identification methods) or net realizable value.

The components of inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Raw materials	$10,656	$12,368
Finished goods	5,667	4,261
Inventories	$16,323	$16,629

Note 6. Other Current Assets

Other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Income tax receivable	$9,672	$10,886
Prepaid software maintenance	5,070	4,010
Prepaid vendor payments	3,992	4,492
Prepaid insurance	2,521	2,754
Prepaid taxes	1,625	591
Prepaid other	2,737	1,755
Other	966	998
Other current assets	$26,583	$25,486

Note 7. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Land and land interests	$33,984	$32,887
Buildings and leasehold improvements	366,633	238,995
Equipment and other	411,824	383,284
Gross property and equipment	812,441	655,166
Accumulated depreciation	(351,165)	(321,319)
Property and equipment, net (excluding finance leases)	461,276	333,847
Finance lease right-of-use assets, net	25,257	—
Property and equipment, net	$486,533	$333,847

Depreciation expense was $12.7 million for the three months ended September 30, 2019 and $34.0 million for the nine months ended September 30, 2019. Depreciation expense was $13.3 million for the three months ended September 30, 2018 and $35.9 million for nine months ended September 30, 2018.

Amortization expense on finance leases was $0.7 million for the three months ended September 30, 2019 and $1.9 million for the nine months ended September 30, 2019.

Property and equipment purchased through accounts payable and accrued liabilities increased $2.0 million during the nine months ended September 30, 2019 and $4.4 million for the nine months ended September 30, 2018.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Cash surrender value of life insurance	$24,060	$23,815
Self-insured liability receivable	9,176	9,176
Contract costs	3,175	3,461
Other mutual funds	2,933	2,517
Other	3,159	3,941
Other investments and assets	$42,503	$42,910

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	GES North America	GES EMEA	Pursuit	Total
Balance at December 31, 2018	$154,944	$29,954	$76,432	$261,330
Business acquisitions	—	—	12,413	12,413
Foreign currency translation adjustments	200	(1,126)	1,506	580
Other adjustment	—	—	1,245	1,245
Balance at September 30, 2019	$155,144	$28,828	$91,596	$275,568

Other intangible assets consisted of the following:

		September 30, 2019			December 31, 2018
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	7.4	$73,249	$(36,645)	$36,604	$67,729	$(31,201)	$36,528
Operating contracts and licenses	26.6	23,933	(1,803)	22,130	9,180	(1,376)	7,804
Tradenames	6.8	9,289	(4,100)	5,189	7,705	(3,109)	4,596
Non-compete agreements	2.3	5,149	(4,816)	333	5,174	(4,080)	1,094
Other	8.1	16,148	(835)	15,313	1,365	(553)	812
Total amortized intangible assets		127,768	(48,199)	79,569	91,153	(40,319)	50,834
Indefinite-lived intangible assets:
Business licenses		460	—	460	460	—	460
Other intangible assets		$128,228	$(48,199)	$80,029	$91,613	$(40,319)	$51,294

Intangible asset amortization expense was $2.9 million for the three months ended September 30, 2019 and $8.2 million for the nine months ended September 30, 2019. Intangible asset amortization was $2.9 million for the three months ended September 30, 2018 and $8.4 million for the nine months ended September 30, 2018.

At September 30, 2019, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2019	$2,569
2020	10,030
2021	8,987
2022	7,698
2023	6,481
Thereafter	43,804
Total	$79,569

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Continuing operations:
Commissions payable	$8,660	$2,703
Self-insured liability	6,161	5,688
Accrued sales and use taxes	5,183	5,397
Accrued employee benefit costs	4,493	3,224
Accrued income tax payable	3,623	—
Accrued legal settlement	2,500	—
Current portion of pension and postretirement liabilities	2,134	2,310
Accrued dividends	2,010	2,012
Accrued restructuring	1,753	716
Accommodation services deposits	1,483	1,541
Accrued professional fees	1,261	886
Deferred rent (1)	—	1,659
Other taxes	1,139	695
Other	3,462	4,501
Total continuing operations	43,862	31,332
Discontinued operations:
Environmental remediation liabilities	407	555
Self-insured liability	252	295
Other	76	76
Total discontinued operations	735	926
Total other current liabilities	$44,597	$32,258

(1)

Upon the adoption of Topic 842, we reclassified deferred rent to operating lease obligations. We did not recast prior year financial statements under the new standard. Refer to Note 19 – Leases and Other for additional information.

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Continuing operations:
Foreign deferred tax liability	$17,933	$9,768
Multi-employer pension plan withdrawal liability	15,508	—
Self-insured liability	9,429	10,681
Self-insured excess liability	9,176	9,176
Accrued compensation	7,104	6,664
Accrued restructuring	2,200	1,535
Contract liabilities	125	2,124
Deferred rent (1)	—	2,719
Other	3,093	1,868
Total continuing operations	64,568	44,535
Discontinued operations:
Self-insured liability	2,273	2,437
Environmental remediation liabilities	1,871	1,775
Other	497	244
Total discontinued operations	4,641	4,456
Total other deferred items and liabilities	$69,209	$48,991

(1)

Upon the adoption of Topic 842, we reclassified deferred rent to operating lease obligations. We did not recast prior year financial statements under the new standard. Refer to Note 19 – Leases and Other for additional information.

Note 12. Debt and Finance Lease Obligations

The components of our long-term debt and finance lease obligations consisted of the following:

	September 30,	December 31,
(in thousands, except interest rates)	2019	2018
2018 Credit Facility, 4.1% weighted-average interest rate at September 30, 2019 and 4.3% at December 31, 2018, due through 2023(1)	$295,378	$227,792
FlyOver Iceland Credit Facility, 4.9% weighted-average interest rate at September 30, 2019, due through 2022(1)	5,452	—
Less unamortized debt issuance costs	(1,925)	(2,310)
Total debt (2)	298,905	225,482
Finance lease obligations, 6.2% weighted-average interest rate at September 30, 2019 and 4.5% at December 31, 2018, due through 2021	25,330	4,639
Total debt and finance lease obligations (3)	324,235	230,121
Current portion (4)	(298,940)	(229,416)
Long-term debt and finance lease obligations	$25,295	$705
(1)

Represents the weighted-average interest rate in effect at the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.

(2)

The estimated fair value of total debt was $297.8 million as of September 30, 2019 and $228.6 million as of December 31, 2018. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.

(3)	Cash paid for interest on debt was $8.8 million for the nine months ended September 30, 2019 and $6.2 million for the nine months ended September 30, 2018.
(4)	Borrowings under the 2018 Credit Facility are classified as current because all borrowed amounts are due within one year.

2018 Credit Agreement

Effective October 24, 2018, we entered into a Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”). The 2018 Credit Agreement has a maturity date of October 24, 2023 and provides for a $450 million revolving credit facility (“2018 Credit Facility”). Proceeds from the 2018 Credit Facility were used to refinance certain of our outstanding debt and provide us with additional funds for our operations, growth initiatives, acquisitions, and other general corporate purposes in the ordinary course of business. The 2018 Credit Facility may be increased up to an additional $250 million under certain circumstances and has a $20 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Our lenders under the 2018 Credit Facility have a first perfected security interest in all of our personal property including GES, GES Event Intelligence Services, Inc., CATC Alaska Tourism Corporation (“CATC”), ON Event Services, LLC (“ON Services”), and 65% of the capital stock of our top-tier foreign subsidiaries (other than Esja). Financial covenants include an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not greater than 3.50 to 1.00, with a step-up to 4.00 to 1.00 for four quarters following a material acquisition of $50 million or more. Dividends are permitted up to $15 million in any calendar year. In addition, we can declare and pay dividends or repurchase our common stock up to $20 million per calendar year. Dividends and repurchases above those thresholds are permitted as long as our pro forma leverage ratio is less than or equal to 2.75 to 1.00. Unsecured debt is allowed provided we are in compliance with the leverage ratio. In addition, the unsecured debt must mature after the expiration of the 2018 Credit Facility, cannot have scheduled principal payments while the 2018 Credit Facility is in place, and any covenants for unsecured debt cannot be more restrictive than the 2018 Credit Facility. Significant other covenants include limitations on investments, additional indebtedness, sales and dispositions of assets, and liens on property. As of September 30, 2019, the interest coverage ratio was 10.17 to 1.00, the leverage ratio was 2.32 to 1.00, and we were in compliance with all covenants under the 2018 Credit Agreement.

Effective July 23, 2019, we entered into an amendment (“Amendment No.1”) to the 2018 Credit Agreement. Amendment No.1 modified the terms related to the withdrawal liabilities of single and multi-employer ERISA plans.

Borrowings under the 2018 Credit Facility (of which GES, GES Event Intelligence Services, Inc., CATC, and ON Services are guarantors) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to our leverage ratio. As LIBOR will be phased out in 2021, our 2018 Credit Facility includes a method for determining an alternative or successor rate of interest that gives consideration to the new prevailing market convention. The vast majority of our borrowings under the 2018 Credit Facility are indexed to LIBOR. Commitment fees and letters of credit fees are also tied to our leverage ratio. The fees on the unused portion of the 2018 Credit Facility were 0.35% annually as of September 30, 2019. Only our borrowings under the 2018

Credit Facility and the discount rates we use to account for some leases are indexed to LIBOR. We do not expect the alternative or successor rate to LIBOR to have a material impact on either our 2018 Credit Facility or the accounting for our leases.

As of September 30, 2019, capacity remaining under the 2018 Credit Facility was $151.0 million, reflecting borrowings of $295.4 million and $3.6 million in outstanding letters of credit.

FlyOver Iceland Credit Facility

Effective February 15, 2019, FlyOver Iceland ehf., a wholly-owned subsidiary of Esja, entered into a credit agreement with a €5.0 million (approximately $5.5 million) credit facility (the “FlyOver Iceland Credit Facility”) with a maturity date of March 1, 2022. The loan proceeds were used to complete the development of the FlyOver Iceland attraction. Quarterly payments will be made until the loan is repaid.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$122	$122	$—	$—
Other mutual funds (2)	2,933	2,933	—	—
Total assets at fair value on a recurring basis	$3,055	$3,055	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$121	$121	$—	$—
Other mutual funds (2)	2,517	2,517	—	—
Total assets at fair value on a recurring basis	$2,638	$2,638	$—	$—
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

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(36,332)	$(11,643)	$(47,975)
Other comprehensive income before reclassifications	3,868	—	3,868
Amounts reclassified from AOCI, net of tax	—	196	196
Net other comprehensive income	3,868	196	4,064
Balance at September 30, 2019	$(32,464)	$(11,447)	$(43,911)

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$616	$(12,026)	$(11,158)	$(22,568)
Other comprehensive loss before reclassifications	—	(7,864)	—	(7,864)
Amounts reclassified from AOCI, net of tax	—	—	(715)	(715)
Net other comprehensive loss	—	(7,864)	(715)	(8,579)
Adoption of ASU 2016-01(1)	(616)	—	—	(616)
Balance at September 30, 2018	$—	$(19,890)	$(11,873)	$(31,763)

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

Note 15. Income Per Share

The components of basic and diluted income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income attributable to Viad (diluted)	$31,416	$37,389	$27,463	$51,492
Less: Allocation to non-vested shares	(226)	(338)	(196)	(493)
Adjustment to the redemption value of redeemable noncontrolling interest	(264)	(84)	(530)	(174)
Net income allocated to Viad common stockholders (basic)	$30,926	$36,967	$26,737	$50,825
Basic weighted-average outstanding common shares	20,168	20,145	20,129	20,187
Additional dilutive shares related to share-based compensation	143	242	138	240
Diluted weighted-average outstanding shares	20,311	20,387	20,267	20,427
Income per share:
Basic income attributable to Viad common stockholders	$1.53	$1.84	$1.33	$2.52
Diluted income attributable to Viad common stockholders	$1.53	$1.83	$1.33	$2.51

Note 16. Income Taxes

The effective tax rate was 25.6% for the three months ended September 30, 2019 and 21.8% for the three months ended September 30, 2018. The effective tax rate was 26.5% for the nine months ended September 30, 2019 and 22.8% for the nine months ended September 30, 2018.

The income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income plus the tax impact of unusual, infrequent, or nonrecurring items during the period. The effective tax rate for the nine months ended September 30, 2019 was more than the federal statutory rate of 21% primarily due to the impact of foreign income taxed at higher rates, non-deductible expenses, and global intangible low-taxed income (“GILTI”) tax. The effective tax rate for the nine months ended September 30, 2018 was more than the federal statutory rate primarily due to foreign income tax at higher rates.

Cash paid for income taxes was $12.1 million for the nine months ended September 30, 2019 and $20.2 million for the nine months ended September 30, 2018.

Note 17. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended September 30, 2019 and 2018 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$15	$13	$13	$4	$101	$138
Interest cost	209	198	93	129	92	91
Expected return on plan assets	(35)	(65)	—	—	(122)	(126)
Amortization of prior service credit	—	—	(47)	(51)	—	—
Recognized net actuarial loss	96	124	(43)	187	37	38
Net periodic benefit cost	$285	$270	$16	$269	$108	$141

The components of net periodic benefit cost of our pension and postretirement benefit plans for the nine months ended September 30, 2019 and 2018 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$46	$48	$48	$60	$303	$418
Interest cost	646	585	343	337	281	273
Expected return on plan assets	(74)	(145)	—	—	(364)	(382)
Amortization of prior service credit	—	—	(141)	(154)	—	—
Recognized net actuarial loss	302	370	84	304	111	120
Net periodic benefit cost	$920	$858	$334	$547	$331	$429

We expect to contribute $1.0 million to our funded pension plans, $1.2 million to our unfunded pension plans, and $1.2 million to our postretirement benefit plans in 2019. During the nine months ended September 30, 2019, we contributed $1.0 million to our funded pension plans, $0.7 million to our unfunded pension plans, and $0.7 million to our postretirement benefit plans.

Note 18. Restructuring Charges

GES

As part of our efforts to drive efficiencies and simplify our business operations, we have taken certain restructuring actions designed to reduce our cost structure primarily within GES. These actions include consolidating facilities and operations in the U.S., Canada, and the United Kingdom. During 2019, we completed some strategic simplification actions, including a facility consolidation in Las Vegas and other restructuring actions. As a result, we recorded restructuring charges primarily consisting of severance and related benefits as a result of workforce reductions and charges related to the consolidation and downsizing of facilities representing the remaining operating lease obligations (net of estimated sublease income) and related costs.

Other Restructurings

We recorded restructuring charges in connection with the consolidation of certain support functions at our corporate headquarters. These charges primarily consist of severance and related benefits due to headcount reductions.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2018	$2,039	$200	$12	$2,251
Restructuring charges	5,243	1,397	205	6,845
Cash payments	(4,428)	(513)	(220)	(5,161)
Adjustment to liability	(45)	56	7	18
Balance at September 30, 2019	$2,809	$1,140	$4	$3,953

As of September 30, 2019, we expect to pay the liabilities related to severance and employee benefits by the end of 2020. The liability related to future lease payments will be paid over the remaining lease terms. Refer to Note 22 – Segment Information, for information regarding restructuring charges by segment.

Note 19. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		September 30,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$103,403
Finance lease assets	Property and equipment, net	25,257
Total lease assets		$128,660

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$22,526
Finance lease obligations	Current portion of debt and finance lease obligations	2,784
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	82,630
Finance lease obligations	Long-term debt and finance lease obligations	22,546
Total lease liabilities		$130,486

The components of lease expense consisted of the following:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$697	$1,895
Interest on lease liabilities	130	379
Operating lease cost	6,625	19,456
Short-term lease cost	571	1,348
Variable lease cost	1,478	4,695
Sublease income(1)	226	—
Total lease cost, net	$9,727	$27,773

(1)  Sublease income excludes rental income from owned assets, which is recorded in revenue.

Leases Not Yet Commenced

As of September 30, 2019, we had certain facility and land leases that were executed but for which we did not have control of the underlying assets. Accordingly, we did not record the lease liabilities and right-of-use assets on our Condensed Consolidated Balance Sheets. These leases include future planned attractions for Pursuit that are currently in the planning or development phase and that we expect to commence between fiscal years 2019 and 2022 with lease terms of 15 to 20 years.

Other information related to operating and finance leases are as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,250	$20,853
Operating cash flows from finance leases	$210	$459
Financing cash flows from finance leases	$525	$1,537
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$49,123	$62,375
Finance leases	$14,893	$35,844

		September 30,
		2019
Weighted-average remaining lease term (years):
Operating leases		8.23
Finance leases		15.41
Weighted-average discount rate:
Operating leases		5.78%
Finance leases		6.16%

As of September 30, 2019, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2019	$7,040	$1,323	$8,363
2020	23,839	4,136	27,975
2021	17,340	3,381	20,721
2022	15,102	2,920	18,022
2023	12,368	2,784	15,152
Thereafter	62,643	25,125	87,768
Total future lease payments	138,332	39,669	178,001
Less: Amount representing interest	(33,176)	(14,339)	(47,515)
Present value of minimum lease payments	105,156	25,330	130,486
Current portion	22,526	2,784	25,310
Long-term portion	$82,630	$22,546	$105,176

As of September 30, 2019, the estimated future minimum rentals under non-cancellable leases, which includes rental income from facilities that we own and sublease income from facilities that we lease, are as follows:

(in thousands)
Remainder of 2019	$453
2020	2,020
2021	1,716
2022	1,384
2023	1,192
Thereafter	5,764
Total minimum sublease rents	$12,529

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

Note 20. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. For the nine months ended September 30, 2019, we recorded an $8.5 million charge to resolve a legal dispute at GES involving a former industry contractor. Although the amount of liability as of September 30, 2019 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of September 30, 2019, we had recorded environmental remediation liabilities of $2.3 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of September 30, 2019, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of September 30, 2019 would be $76.5 million. These guarantees relate to our leased equipment and facilities through January 2040. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

A significant number of our employees are unionized and we are a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If we are unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact our business and results of operations. We believe that relations with our employees are satisfactory and that collective-bargaining agreements expiring in 2019 will be renegotiated in the ordinary course of business. Although our labor relations are currently stable, disruptions could occur, with the possibility of an adverse impact on the operating results of GES. During the second quarter of 2019, we finalized the terms of a new collective-bargaining agreement with the Teamsters Local 727 union. The terms included a withdrawal from the under-funded Central States Pension Plan. Accordingly, we recorded a charge of $15.5 million, which represents the estimated present value of future contributions we will be required to make to the plan as a result of this withdrawal of this union from the plan.

We are self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $15.6 million as of September 30, 2019, which includes $11.0 million related to workers’ compensation liabilities, and $4.6 million related to general/auto liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $2.5 million as of September 30, 2019. The estimated employee health benefit claims incurred but not yet reported was $1.5 million as of September 30, 2019. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $2.0 million for the three months ended September 30, 2019, $5.3 million for the nine months ended September 30, 2019, $1.4 million for the three months ended September 30, 2018, and $4.1 million for the nine months ended September 30, 2018.

In addition, as of September 30, 2019, we have recorded insurance liabilities of $9.2 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $8.5 million related to workers’ compensation liabilities and $0.7 million related to general/auto liability claims, which are recorded in other deferred items and liabilities in the Condensed Consolidated Balance Sheets with a corresponding receivable in other investments.

Note 21. Redeemable Noncontrolling Interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Through Esja and its wholly-owned subsidiary, we are operating a new FlyOver Iceland attraction.

The minority Esja shareholders have the right to sell (or “put”) their Esja shares to us based on a multiple of 5.0x EBITDA as calculated on the trailing 12 months from the most recently completed quarter before the put option exercise. The put option is only exercisable after 36 months of business operation (the “Reference Date”) and if the FlyOver Iceland attraction has earned a minimum of €3.25 million in unadjusted EBITDA during the most recent fiscal year and during the trailing 12-month period prior to exercise (the “Put Option Condition”). The put option is exercisable during a period of 12 months following the Reference Date (the “Option Period”) if the Put Option Condition has been met. If the Put Option Condition has not been met during the first Option Period, the Reference Date will be extended for an additional 12 months up to three times. If after 72 months, the FlyOver Iceland attraction has not achieved the Put Option Condition, the put option expires. If the Put Option Condition is met during any of the Option Periods, yet the shares are not exercised prior to the end of the 12-month Option Period, the put option will expire.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2018	$5,909
Net loss attributable to redeemable noncontrolling interest	(644)
Adjustment to the redemption value	530
Foreign currency translation adjustment	(364)
Balance at September 30, 2019	$5,431

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

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Revenue:
GES:
North America	$191,983	$200,855	$698,906	$683,810
EMEA	41,186	47,634	165,067	157,216
Intersegment eliminations	(5,724)	(2,379)	(14,731)	(11,888)
Total GES	227,445	246,110	849,242	829,138
Pursuit	135,043	112,053	201,119	170,130
Total revenue	$362,488	$358,163	$1,050,361	$999,268
Segment operating income (loss):
GES:
North America	$(8,562)	$1,367	$22,635	$25,055
EMEA	(3,024)	(207)	2,775	5,690
Total GES	(11,586)	1,160	25,410	30,745
Pursuit	66,392	55,408	64,710	53,770
Segment operating income	54,806	56,568	90,120	84,515
Corporate eliminations (1)	16	18	49	51
Corporate activities	(2,680)	(3,777)	(7,795)	(8,529)
Operating income	52,142	52,809	82,374	76,037
Interest income	79	101	260	238
Interest expense	(3,740)	(2,608)	(9,612)	(7,031)
Multi-employer pension plan withdrawal	—	—	(15,508)	—
Other expense	(281)	(527)	(1,192)	(1,308)
Restructuring recoveries (charges):
GES North America	(881)	(162)	(5,139)	(402)
GES EMEA	(759)	(13)	(1,501)	(467)
Pursuit	—	—	—	(140)
Corporate	(62)	—	(205)	10
Impairment recoveries:
Pursuit	—	—	—	35
Legal settlement:
GES	—	—	(8,500)	—
Income from continuing operations before income taxes	$46,498	$49,600	$40,977	$66,972
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

No shares were repurchased on the open market during the nine months ended September 30, 2019. As of September 30, 2019, 600,067 shares remain available for repurchase. During the nine months ended September 30, 2018, we repurchased 175,091 shares on the open market for $9.1 million. Additionally, we repurchased shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

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

Pursuit

Pursuit is a collection of inspiring and unforgettable travel experiences. Pursuit offers guests distinctive and world-renowned experiences through its collection of world-class recreational attractions, unique hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services.

Seasonality

GES’ exhibition and event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows. Some shows are not held annually, and some shift between quarters. During 2018, GES reported its highest revenue during the second and fourth quarters.

Pursuit experiences peak activity during the summer months. During 2018, 87% of Pursuit’s revenue was earned in the second and third quarters.

Results of Operations

Financial Highlights

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except per share data)	2019	2018	% Change	2019	2018	% Change
Total revenue	$362,488	$358,163	1.2%	$1,050,361	$999,268	5.1%
Net income attributable to Viad	$31,416	$37,389	(16.0)%	$27,463	$51,492	(46.7)%
Segment operating income (1)	$54,806	$56,568	(3.1)%	$90,120	$84,515	6.6%
Diluted income per common share from continuing operations attributable to Viad common stockholders	$1.54	$1.84	(16.3)%	$1.33	$2.49	(46.6)%

Three months ended September 30, 2019 compared with the three months ended September 30, 2018

•

Total revenue increased $4.3 million or 1.2%, primarily due to continued growth at Pursuit and GES and incremental revenue from Pursuit’s Mountain Park Lodges and Belton Chalet acquisitions, offset in part by negative show rotation of approximately $38 million and an unfavorable foreign exchange impact of $2.9 million.

•

Net income attributable to Viad decreased $6.0 million, primarily due to lower segment operating results at GES driven by higher performance-based incentives and higher restructuring charges related to GES simplification actions during the three months ended September 30, 2019, offset in part by higher segment operating results at Pursuit.

•	Total segment operating income(1) decreased $1.8 million, primarily due to higher performance-based incentives at GES.

Nine months ended September 30, 2019 compared with the nine months ended September 30, 2018

•

Total revenue increased $51.1 million or 5.1%, primarily due to underlying growth at Pursuit, continued growth from GES’ corporate clients and other new client wins, incremental revenue from Pursuit’s Mountain Park Lodges and Belton Chalet acquisitions, and the opening of several new build projects at Pursuit, offset in part by negative show rotation of approximately $21 million and an unfavorable foreign exchange impact of $12.3 million.

•

Net income attributable to Viad decreased $24.0 million, primarily due to charges related to our partial withdrawal from the Central States Pension Plan of $15.5 million ($11.6 million after tax), a legal settlement charge of $8.5 million ($6.4 million after tax), and higher restructuring charges, offset in part by higher segment operating results at Pursuit.

•	Total segment operating income(1) increased $5.6 million, primarily due to the increase in revenue.

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

The following tables summarize the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating income (loss) from our significant international operations for the three and nine months ended September 30, 2019 and 2018:

Three months ended September 30, 2019 compared with the three months ended September 30, 2018

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2019	2018	(in thousands)	2019	2018	(in thousands)
GES North America:
Canada (CAD)	$0.76	$0.77	$(138)	$0.76	$0.77	$(3)

GES EMEA:
United Kingdom (GBP)	$1.24	$1.31	$(1,811)	$1.23	$1.30	$138
Europe (EUR)	$1.10	$1.17	(255)	$1.11	$1.16	6
			(2,066)			144
Pursuit:
Canada (CAD)	$0.76	$0.77	(697)	$0.76	$0.76	(391)
			$(2,901)			$(250)

Nine months ended September 30, 2019 compared with the nine months ended September 30, 2018

	Revenue			Segment Operating Income
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2019	2018	(in thousands)	2019	2018	(in thousands)
GES North America:
Canada (CAD)	$0.75	$0.78	$(1,586)	$0.75	$0.77	$(159)

GES EMEA:
United Kingdom (GBP)	$1.27	$1.35	$(6,995)	$1.26	$1.33	$111
Europe (EUR)	$1.12	$1.19	(1,637)	$1.12	$1.19	(114)
			(8,632)			(3)
Pursuit:
Canada (CAD)	$0.75	$0.77	(2,099)	$0.76	$0.77	(191)
			$(12,317)			$(353)

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

Analysis of Revenue and Operating Results by Reportable Segment

GES

The following tables present a comparison of GES’ reported revenue and segment operating income (loss) to organic revenue(1) and organic segment operating income (loss)(1) for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended				Three Months Ended
	September 30, 2019				September 30, 2018			% Change
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
GES:
North America	$191,983	$—	$(138)	$192,121	$200,855	$—	$200,855	(4.4)%	(4.3)%
EMEA	41,186	—	(2,066)	43,252	47,634	—	47,634	(13.5)%	(9.2)%
Intersegment eliminations	(5,724)	—	—	(5,724)	(2,379)	—	(2,379)	**	**
Total GES	$227,445	$—	$(2,204)	$229,649	$246,110	$—	$246,110	(7.6)%	(6.7)%
Segment operating income (loss)(2):
GES:
North America	$(8,562)	$—	$(3)	$(8,559)	$1,367	$—	$1,367	**	**
EMEA	(3,024)	—	144	(3,168)	(207)	—	(207)	**	**
Total GES	$(11,586)	$—	$141	$(11,727)	$1,160	$—	$1,160	**	**

	Nine Months Ended				Nine Months Ended
	September 30, 2019				September 30, 2018			% Change
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
GES:
North America	$698,906	$—	$(1,586)	$700,492	$683,810	$—	$683,810	2.2%	2.4%
EMEA	165,067	—	(8,632)	173,699	157,216	—	157,216	5.0%	10.5%
Intersegment eliminations	(14,731)	—	—	(14,731)	(11,888)	—	(11,888)	(23.9)%	(23.9)%
Total GES	$849,242	$—	$(10,218)	$859,460	$829,138	$—	$829,138	2.4%	3.7%
Segment operating income(2):
GES:
North America	$22,635	$—	$(159)	$22,794	$25,055	$—	$25,055	(9.7)%	(9.0)%
EMEA	2,775	—	(3)	2,778	5,690	—	5,690	(51.2)%	(51.2)%
Total GES	$25,410	$—	$(162)	$25,572	$30,745	$—	$30,745	(17.4)%	(16.8)%

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

Three months ended September 30, 2019 compared with the three months ended September 30, 2018

GES North America

GES North America revenue decreased $8.9 million or 4.4%, primarily due to negative show rotation of approximately $29 million and an unfavorable FX Impact of $0.1 million, offset in part by continued growth in revenue from corporate clients and other new client wins. U.S. base same-show revenue decreased 0.6% driven by one retail exhibition with reduced square footage. Base same-show revenue represented 24.9% of GES North America’s organic revenue during the three months ended September 30, 2019. Organic revenue* decreased $8.7 million or 4.3%.

GES North America segment operating loss of $8.6 million increased $9.9 million, primarily due to accruals for performance-based incentives compared to reversals during the three months ended September 30, 2018 and negative show rotation. Organic segment operating loss* of $8.6 million increased $9.9 million.

GES EMEA

GES EMEA revenue decreased $6.4 million or 13.5%, primarily due to negative show rotation of approximately $9 million and an unfavorable FX Impact of $2.1 million, offset in part by new client wins and growth from the underlying business. Organic revenue* decreased $4.4 million or 9.2%.

GES EMEA segment operating loss of $3.0 million increased $2.8 million, primarily due to accruals for performance-based incentives compared to reversals during the three months ended September 30, 2018 and negative show rotation. Organic segment operating loss* of $3.2 million increased $3.0 million.

* Refer to footnote (1) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating income.

Nine months ended September 30, 2019 compared with the nine months ended September 30, 2018

GES North America

GES North America revenue increased $15.1 million or 2.2%, primarily due to growth in revenue from corporate clients and new business wins, offset in part by negative show rotation of approximately $28 million and an unfavorable FX Impact of $1.6 million. U.S. base same-show revenue increased 1.0%. Base same-show revenue represented 30.8% of GES North America’s organic revenue during the nine months ended September 30, 2019. Organic revenue* increased $16.7 million or 2.4%.

GES North America segment operating income decreased $2.4 million or 9.7%, primarily due to higher performance-based incentives, offset in part by cost reductions resulting from restructuring actions. Organic segment operating income* decreased $2.3 million or 9.0% .

GES EMEA

GES EMEA revenue increased $7.9 million or 5.0%, primarily due to new business wins, underlying growth, and positive show rotation of approximately $7 million, offset in part by an unfavorable FX Impact of $8.6 million. Organic revenue* increased $16.5 million or 10.5%.

GES EMEA segment operating income decreased $2.9 million or 51.2%, primarily due to the timing of expenses and the revenue mix, offset in part by the increase in revenue. Organic segment operating income* decreased $2.9 million or 51.2%.

* Refer to footnote (1) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating income.

2019 Outlook

Although GES has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition industry is experiencing modest growth; however, we continue to experience declines in certain retail-sector events and auto shows.

For 2019, we expect GES’ revenue to be up low-single digits from 2018. Show rotation is expected to have a net negative impact on GES’ revenue of approximately $15 million to $20 million compared to 2018. We expect GES U.S. base same-show revenue to increase at a low single digit rate. We anticipate an unfavorable FX Impact of approximately $13.0 million on GES’ 2019 full year revenue and approximately $0.5 million on GES’ segment operating income. The expected FX Impact assumes that the U.S. dollar to the British pound exchange rate will be $1.23 and the U.S. dollar to the Canadian dollar exchange rate will be $0.76 during the remainder of 2019. For more information about segment operating income, see the “Non-GAAP Measures” section of this MD&A.

We are executing a strategic plan to Simplify, Grow, and Transform GES with a focus on positioning GES as the preferred global, full-service provider for Live Events with a more favorable revenue mix and stronger margin profile. Specifically, we are making selective investments in additional resources to capitalize on continued growth opportunities in the under-penetrated category of corporate events and in cross-selling new services. We continue to pursue additional opportunities to acquire businesses with proven offerings that will accelerate our growth and advance our market position.

Additionally, we remain focused on driving cost-structure improvements at GES, including improving profitability through continued efforts to effectively manage labor costs by driving productivity gains through rigorous and strategic pre-show planning and on-site labor management. Improving labor productivity is a top priority as we continue to develop and enhance tools to support and systematize show site labor planning, measurement, and benchmarking.  We also undertook some strategic simplification actions during 2019 that will improve GES’ cost structure by approximately $10 million annually through facility consolidations and organizational streamlining.

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income to organic revenue(3) and organic segment operating income(3) for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended				Three Months Ended
	September 30, 2019				September 30, 2018			% Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(3)	As Reported	Acquisitions	Organic(3)	As Reported	Organic(3)
Revenue(2):
Pursuit:
Attractions	$63,581	$—	$(538)	$64,119	$60,650	$—	$60,650	4.8%	5.7%
Hospitality	62,522	13,050	(102)	49,574	43,178	—	43,178	44.8%	14.8%
Transportation	6,861	—	(55)	6,916	6,093	—	6,093	12.6%	13.5%
Travel Planning	2,388	—	(8)	2,396	2,675	—	2,675	(10.7)%	(10.4)%
Intra-Segment Eliminations & Other	(309)	—	6	(315)	(543)	—	(543)	43.1%	42.0%
Total Pursuit	$135,043	$13,050	$(697)	$122,690	$112,053	$—	$112,053	20.5%	9.5%

Segment operating income(4):
Total Pursuit	$66,392	$5,901	$(391)	$60,882	$55,408	$—	$55,408	19.8%	9.9%

	Nine Months Ended				Nine Months Ended
	September 30, 2019				September 30, 2018			% Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(3)	As Reported	Acquisitions	Organic(3)	As Reported	Organic(3)
Revenue(2):
Pursuit:
Attractions	$98,085	$—	$(1,439)	$99,524	$93,796	$—	$93,796	4.6%	6.1%
Hospitality	86,773	16,068	(366)	71,071	61,324	—	61,324	41.5%	15.9%
Transportation	13,018	—	(271)	13,289	12,351	—	12,351	5.4%	7.6%
Travel Planning	3,985	—	(41)	4,026	3,905	—	3,905	2.0%	3.1%
Intra-Segment Eliminations & Other	(742)	—	18	(760)	(1,246)	—	(1,246)	40.4%	39.0%
Total Pursuit	$201,119	$16,068	$(2,099)	$187,150	$170,130	$—	$170,130	18.2%	10.0%

Segment operating income(4):
Total Pursuit	$64,710	$7,419	$(191)	$57,482	$53,770	$—	$53,770	20.3%	6.9%

(1)	Acquisitions include Mountain Park Lodges (acquired June 2019) and Belton Chalet (acquired May 2019).
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

Three months ended September 30, 2019 compared with the three months ended September 30, 2018

Pursuit revenue increased $23.0 million or 20.5%, primarily due to incremental revenue from the Mountain Park Lodges and the Belton Chalet acquisitions of $13.1 million, the opening of several new build projects, as well as stronger performance from recently refreshed projects, and revenue management efforts, offset in part by an unfavorable FX Impact of $0.7 million. Organic revenue* increased $10.6 million or 9.5%.

Pursuit segment operating income increased $11.0 million or 19.8% primarily due to the increase in revenue. Organic segment operating income* increased $5.5 million or 9.9%.

Nine months ended September 30, 2019 compared with the nine months ended September 30, 2018

Pursuit revenue increased $31.0 million or 18.2%, primarily due to incremental revenue from the Mountain Park Lodges and the Belton Chalet acquisitions of $16.1 million, continued focus on revenue management and refresh efforts to maximize revenue across Pursuit’s attractions and hospitality properties, and the opening of several new build projects, offset in part by an unfavorable FX Impact of $2.1 million. Organic revenue* increased $17.0 million or 10.0%.

Pursuit segment operating income increased $10.9 million or 20.3%, primarily due to the increase in revenue. Organic segment operating income* increased $3.7 million or 6.9%.

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
•

Revenue per attraction visitor. Revenue per attraction visitor is calculated as total attractions revenue divided by the total number of visitors at all Pursuit attractions during the period. Total attractions revenue includes ticket sales and ancillary revenue generated by attractions, such as food and beverage and retail revenue. Total attractions revenue per visitor measures the total spend per visitor that attraction properties are able to capture, which is important to the profitability of the attractions business.

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

The following table provides Pursuit’s same-store key performance indicators for the three and nine months ended September 30, 2019 and 2018. The same-store metrics indicate the performance of all Pursuit’s properties and attractions that we owned and operated at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. We believe this same-store constant currency basis provides better comparability between reporting periods.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
Same-Store Key Performance Indicators (1)
Attractions:
Number of visitors	1,274,808	1,333,204	(4.4)%	2,076,698	2,163,596	(4.0)%
Revenue per attraction visitor	$50	$45	11.1%	$47	$43	9.3%
Effective ticket price	$38	$36	5.6%	$36	$34	5.9%
Hospitality:
Room nights available	123,863	119,932	3.3%	206,126	201,687	2.2%
RevPAR	$214	$198	8.1%	$164	$155	5.8%
ADR	$244	$230	6.1%	$223	$207	7.7%
Occupancy	87.6%	86.3%	1.3%	73.7%	75.3%	(1.6)%
(1)

Same-Store Key Performance Indicators for attractions exclude FlyOver Iceland (opened late August 2019). Same-Store Key Performance Indicators for hospitality for the three-month periods exclude the West Glacier RV Park & Cabins (opened July 2019), the Mountain Park Lodges (acquired in June 2019), and the Belton Chalet (acquired in May 2019). Same-Store Key Performance Indicators for the nine-month periods exclude the West Glacier RV Park & Cabins, the Mountain Park Lodges, the Belton Chalet, and the Mount Royal Hotel, which was closed from December 2016 through June 2018 for reconstruction due to fire damage.

Attractions. The decrease in same-store visitors was driven by the impact of softer visitation from select long-haul markets at certain attractions. Revenue per attraction visitor increased due to higher effective ticket prices and ancillary revenue driven by our focus on revenue management, refreshing key assets to enhance the guest experience, and increased programming. Ancillary revenue increased primarily resulting from our recent renovations of the food and beverage and retail operations.

Hospitality. The increase in RevPAR was primarily due to higher ADR driven by our refreshed properties, including the recently renovated Glacier View Lodge and the Mount Royal Hotel, and revenue management efforts across all of our properties.

During 2018, Pursuit derived approximately 65% of its revenue and 87% of its segment operating income from its Canadian operations, which are largely dependent on foreign customer visitation. Accordingly, the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations.

2019 Outlook

For 2019, we expect Pursuit’s revenue to increase 20% to 21.5%. We expect Pursuit’s growth to be fueled primarily by investments to support our Refresh-Build-Buy strategy, which we expect to contribute incremental revenue of approximately $29 million to $31 million during 2019, inclusive of $19 million to $21 million from the Mountain Park Lodges and Belton Chalet acquisitions. Additionally, we expect to realize mid-single digit revenue growth across the rest of our attraction and hospitality assets. We expect to incur start-up costs of approximately $2.5 million during 2019 related to the development of our FlyOver attractions. We anticipate an unfavorable FX Impact of approximately $2.0 million on Pursuit’s 2019 revenue and a negligible impact to segment operating income.

Other Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Corporate activities	$2,680	$3,777	(29.0)%	$7,795	$8,529	(8.6)%
Interest expense	$3,740	$2,608	43.4%	$9,612	$7,031	36.7%
Multi-employer pension plan withdrawal	$—	$—	**	$15,508	$—	**
Restructuring charges	$1,702	$175	**	$6,845	$999	**
Legal settlement	$—	$—	**	$8,500	$—	**
Income tax expense	$11,891	$10,806	10.0%	$10,861	$15,282	(28.9)%
Income (loss) from discontinued operations	$(141)	$(246)	42.7%	$32	$403	(92.1)%

** Change is greater than +/- 100%

Corporate Activities – The decrease in corporate activities expense during the three months ended September 30, 2019 was primarily due to lower performance-based compensation expense. The decrease in corporate activities during the nine months ended September 30, 2019 was primarily due to a gain on sale of corporate fixed assets, offset in part by higher acquisition transaction-related costs in 2019.

Interest Expense – The increase in interest expense was primarily due to higher debt balances and interest rates in 2019.

Multi-Employer Pension Plan Withdrawal – During the nine months ended September 30, 2019, we finalized the terms of a new collective-bargaining agreement with the Teamsters 727 union. The terms included a withdrawal from the under-funded Central States Pension Plan. Accordingly, we recorded a charge of $15.5 million, which represents the estimated present value of future contributions we will be required to make to the plan as a result of this withdrawal from the plan.

Restructuring Charges – Restructuring charges during the three and nine months ended September 30, 2019 were primarily related to the elimination of certain positions and facility consolidations at GES. Restructuring charges during the three months ended September 30, 2018 were primarily related to the elimination of certain positions at GES. Restructuring charges during the nine months ended September 30, 2018 were primarily related to the elimination of certain positions at GES and Pursuit.

Legal Settlement – During the nine months ended September 30, 2019, we recorded a charge to resolve a legal dispute at GES involving a former industry contractor.

Income Tax Expense – Our effective income tax rate for the three months ended September 30, 2019 was 25.6%, as compared to 21.8% for the three months ended September 30, 2018. For the nine months ended September 30, 2019, our effective income tax rate was 26.5%, as compared to 22.8% for the nine months ended September 30, 2018. The increases in the effective rates were primarily related to increased non-deductible expenses and lower domestic income, which is taxed at lower rates. In 2019, the rates were favorably impacted by the re-measurement of our Alberta deferred tax assets due to a rate reduction in the third quarter. In 2018, the rates were favorably impacted by the benefit taken related to reductions in our estimated repatriation tax.

Income (Loss) from Discontinued Operations – Loss from discontinued operations for the three months ended September 30, 2019 and 2018 was primarily related to legal expenses related to previously sold operations. Income from discontinued operations for the nine months ended September 30, 2019 and 2018 was primarily related to favorable legal settlements related to previously sold operations.

Liquidity and Capital Resources

Cash and cash equivalents were $56.6 million as of September 30, 2019, as compared to $44.9 million as of December 31, 2018. During the nine months ended September 30, 2019, we generated net cash from operating activities of $101.1 million. We believe that our existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of September 30, 2019, we held approximately $52.7 million of our cash and cash equivalents outside of the United States, consisting of $27.8 million in Canada, $8.5 million in the Netherlands, $7.3 million in the United Arab Emirates, $6.0 million in the United Kingdom, and $0.8 million in certain other countries. In addition, there was $2.3 million in Iceland related to our investment in Esja for the development of the FlyOver Iceland attraction.

Cash Flows

Operating Activities

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Net income	$30,148	$52,093
Depreciation and amortization	44,061	44,364
Deferred income taxes	5,261	3,182
Income from discontinued operations	(32)	(403)
Legal settlement	8,500	—
Impairment recoveries	—	(35)
Multi-employer pension plan withdrawal	15,508	—
Other non-cash items	15,127	9,473
Changes in assets and liabilities	(17,433)	(7,064)
Net cash provided by operating activities	$101,140	$101,610

The decrease in cash provided by operating activities of $0.5 million was primarily due to an unfavorable change in working capital and a decrease in GES results of operations, offset in part by Pursuit results of operations.

Investing Activities

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Capital expenditures	$(60,868)	$(64,968)
Cash paid for acquired businesses, net	(90,992)	(4,628)
Proceeds from dispositions of property and other assets	1,022	1,320
Net cash used in investing activities	$(150,838)	$(68,276)

Net cash used in investing activities increased $82.6 million primarily due to the Mountain Park Lodges and the Belton Chalet acquisitions in 2019.

Financing Activities

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Proceeds from borrowings	$170,459	$101,336
Payments on debt and finance lease obligations	(99,340)	(113,429)
Dividends paid on common stock	(6,060)	(6,128)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(3,019)	(1,179)
Common stock purchased for treasury	—	(9,061)
Proceeds from exercise of stock options	92	84
Net cash provided by (used in) financing activities	$62,132	$(28,377)

The change in net cash provided by (used in) financing activities of $90.5 million was primarily due to net debt proceeds, including finance lease obligations, of $71.1 million during the nine months ended September 30, 2019 compared to net debt payments of $12.1 million during the nine months ended September 30, 2018 as well as the repurchase of treasury shares on the open market in 2018.

Debt and Finance Lease Obligations

Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion, all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. No shares were repurchased on the open market during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, we repurchased 175,091 shares on the open market for $9.1 million. As of September 30, 2019, 600,067 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date.

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

•

“Segment operating income (loss)” is net income attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, and the reduction for income attributable to noncontrolling interest. Segment operating income is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 22 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes.

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

We believe non-GAAP Measures are useful operating metrics as they eliminate potential variations arising from taxes, debt service costs, and the effects of discontinued operations, resulting in additional measures considered to be indicative of our ongoing operations and segment performance. Although we use Non-GAAP Measures to assess the performance of our business, the use of these measures is limited because these measures do not consider material costs, expenses, and other items necessary to operate our business. These items include debt service costs, expenses related to U.S. federal, state, local and foreign income taxes, the effects of discontinued operations, as well as exchange rate variances. As the Non-GAAP Measures do not consider these items, you should consider net income attributable to Viad as an important measure of financial performance because it provides a more complete measure of our performance.

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

Our foreign operations are primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $32.5 million as of September 30, 2019 and $36.3 million as of December 31, 2018. We recorded unrealized foreign currency translation gains in other comprehensive income of $4.0 million during the nine months ended September 30, 2019 and unrealized foreign currency translation losses of $7.9 million during the nine months ended September 30, 2018, in each case, net of tax.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of September 30, 2019 and December 31, 2018, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended September 30, 2019 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	—	$—	—	600,067
August 1, 2019 - August 31, 2019	251	$66.92	—	600,067
September 1, 2019 - September 30, 2019	118	$66.90	—	600,067
Total	369	$66.91	—	600,067

Pursuant to previously announced authorizations, our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors approved an additional 500,000 shares to repurchase. No shares were purchased on the open market during the nine months ended September 30, 2019. The Board’s authorization has no expiration date.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

4.A2

Amendment No. 1, dated July 23, 2019, to the Second Amended and Restated  Credit Agreement, Dated October 24, 2018, between Viad Corp and JPMorgan Chase Bank, N.A., as Lender, as LC Issuer, as Swing Line Lender, and as administrative agent, and other lenders party thereto.

			8-K		4.A2	7/25/2019

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended September 30, 2019.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended September 30, 2019.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ended September 30, 2019.

101.INS	***	XBRL Instance Document

101.SCH	****	XBRL Taxonomy Extension Schema Document.

101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

November 1, 2019	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer (Duly Authorized Officer)