Form 10-K
period 2019-12-31
VIAD CORP
filed 2020-02-26
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2019) was approximately $1.3 billion.

Registrant had 20,350,597 shares of Common Stock ($1.50 par value) outstanding as of January 31, 2020.

Documents Incorporated by Reference

A portion of the Proxy Statement for the Viad Corp Annual Meeting of Shareholders scheduled for May 19, 2020, is incorporated by reference into Part III of this Annual Report.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“2019 Form 10-K”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this 2019 Form 10-K, including the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7), and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A). Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “seek,” “aim,” “potential,” “target,” “outlook,” and similar expressions are intended to identify our forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, initiatives, intentions or goals also are forward-looking statements. These forward-looking statements are not historical facts and are subject to a host of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those in the forward-looking statements.

Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, the following:

•	our ability to successfully integrate and achieve established financial and strategic goals from acquisitions;
•	fluctuations in general economic conditions;
•	our dependence on large exhibition event clients;
•	the importance of key members of our account teams to our business relationships;
•	the competitive nature of the industries in which we operate;
•	travel industry disruptions;
•	unanticipated delays and cost overruns of our capital projects, and our ability to achieve established financial and strategic goals for such projects;
•	seasonality of our businesses;
•	transportation disruptions and increases in transportation costs;
•	natural disasters, weather conditions, and other catastrophic events;
•	our multi-employer pension plan funding obligations;
•	our exposure to labor cost increases and work stoppages related to unionized employees;
•	liabilities relating to prior and discontinued operations;
•	adverse effects of show rotation on our periodic results and operating margins;
•	our exposure to currency exchange rate fluctuations;
•	our exposure to cybersecurity attacks and threats;
•	compliance with laws governing the storage, collection, handling, and transfer of personal data and our exposure to legal claims and fines for data breaches or improper handling of such data;
•	the effects of the United Kingdom’s exit from the European Union; and
•	changes affecting the LIBOR.

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, refer to “Risk Factors” (Part I, Item 1A of this 2019 Form 10-K). We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this 2019 Form 10-K except as required by applicable law or regulation.

Item 1. Business

We are an international experiential services company with operations in the United States, Canada, the United Kingdom, continental Europe, the United Arab Emirates, and Iceland. We are committed to providing unforgettable experiences to our clients and guests.

We operate through two business groups:

•	GES is a global, full-service live events company offering a comprehensive range of services to the world’s leading brands and event organizers.
•	Pursuit is an attractions and hospitality company that provides a collection of inspiring and unforgettable experiences in iconic destinations.

(1)

We define segment operating income as net income attributable to Viad before income (loss) from discontinued operations, corporate activities and eliminations, interest expense and interest income, income taxes, restructuring charges, impairment charges and recoveries, the reduction for income attributable to non-redeemable noncontrolling interest, and the addition of loss attributable to redeemable noncontrolling interest. Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for a reconciliation of segment operating income to the most directly comparable GAAP measure.

GES is a global, full-service provider for live events that partners with show organizers, exhibitors, and brand marketers to create high-value, face-to-face events. GES offers a comprehensive range of live event services, from the design and production of compelling, immersive experiences that engage audiences and build brand awareness, to material handling, rigging, electrical, and other on-site event services. In addition, GES offers clients a full suite of audio-visual services from creative and technology to content and design, along with registration, data analytics, engagement, and online tools powered by next generation technologies that help clients easily manage the complexities of their event. For eleven years, GES’ National Servicenter® has been certified under the J.D. Power and Associates Certified Call Center ProgramSM, and this past year also received certification for Chat Channel communication. For ten consecutive years, Ad Age has recognized GES as one of the nation’s largest experiential/event marketing agency networks. For the sixth year in a row, GES is included in Event Marketer magazine’s Fab 50 list of the top exhibit builders.

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

GES has a leading position in the U.S. with full-service operations in every major exhibition market, including Las Vegas, Chicago, Orlando, New York, and Los Angeles. Additionally, GES has operating facilities at many of the most active and popular international event destinations and venues in the United Kingdom, Canada, Germany, the United Arab Emirates, and the Netherlands.

Markets Served

GES provides a full suite of services for event organizers and corporate brand marketers across four live event markets: Exhibitions, Conferences, Corporate Events, and Consumer Events (collectively, “Live Events”).

LIVE EVENT	PRIMARY PURPOSE	% GES 2019 REVENUE
Exhibitions	Facilitates business-to-business and business-to-consumer sales and marketing.	56%
Conferences	Facilitates attendee education. May also include an expo or trade show to further facilitate attendee education and to facilitate business-to-business and business-to-consumer sales and marketing.	27%
Corporate Events	Facilitates attendee education of sponsoring company’s products or product ecosystem.	15%
Consumer Events	Entertains, educates, or creates an experience, typically around a specific genre.	2%

Services Offered

GES offers a comprehensive range of services and innovative technology, including Core Services, Event Technology, and Audio-Visual, to event organizers and corporate brand marketers.

Core Services

GES provides official contracting services and products to event organizers and corporate brand marketers, which are provided primarily to Exhibitions and Conferences and to a lesser extent to Corporate Events and Consumer Events.

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

Exclusive Services Discretionary ServicesEvent OrganizersCorporate Brand MarketersCorporate Brand MarketersEvent planning and productionLook and feel designLayout and floor plan designs Furnishings and carpetShow traffic analysisMarketing and strategyElectrical distributionCleaningPlumbingOverhead riggingBooth rigging Material handlingElectrical distributionCleaningPlumbingOverhead riggingBooth rigging Creative design and strategyData analytics and insightsIntegrated marketing and pre/post event communicationsEvent surveysReturn on investment analysisOnline management toolsAttendee/exhibit booth traffic analysisStaff trainingLogistics/transportationExhibit storage/refurbishmentFurnishings and carpetInstallation and dismantling laborTradeshow program management Exclusive Products Discretionary ProductsEvent OrganizersCorporate Brand MarketersSignageCommon area structures Custom exhibit design/constructionPortable/modular exhibits and designGraphics and signage

Event Technology

Event accommodation solutions:

•Researching and selection of local hotels

•Negotiating and contracting

•Room block management

•Group reservation management

•Rate integrity and monitoring

•Marketing services

•On-site services

•Post-event reporting

Registration and data analytics:

•Registration and ticketing

•Lead management

•Reporting and analytics

•Web-based enterprise-wide application

•Software-as-a-service model or partial and fully managed options

Event management tools:

•Online ordering capabilities

•Sponsorship management solutions

•Content management systems

•Live Event tracking

Audio-Visual	•Video production •Lighting design •Digital studio services •Entertainment services and talent coordination •Projection mapping •Computer rental and support

Seasonality and Show Rotation

GES’ exhibition and event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows. Some shows are not held annually and some shift between quarters. During 2019 and 2018, GES reported its highest revenue during second and fourth quarters. The following show rotation revenue metric refers to the net change in revenue from 2018 to 2019 due to show movement between quarters and years. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next.

Competition

In the Live Events industry, GES generally competes across all classes of services and all markets on the basis of discernible differences, value, quality, price, convenience, and service. GES has a competitive advantage through its worldwide network of resources, history of serving as an extension of clients’ teams, experienced and knowledgeable personnel, client focus, creativity, reliable execution, proprietary technology platforms, and financial strength. All known U.S. competitors and most international competitors are privately held companies that provide limited public information regarding their operations. GES’ primary competitor within its Core Services is a privately-held, U.S.-headquartered company; however, there is substantial competition from a large number of service providers in GES’ other service offerings.

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

Pursuit is an attractions and hospitality company that provides a collection of inspiring and unforgettable travel experiences in iconic destinations. From world-class attractions, distinctive lodges, and engaging tours in stunning national parks and renowned global travel locations, to our growing collection of FlyOver flight ride experiences in the vibrant cities of Vancouver, Reykjavik, Las Vegas (anticipated opening in 2021), and Toronto (anticipated opening in 2022), Pursuit’s elevated hospitality experiences enable visitors to discover and connect with these iconic destinations. With a strategic direction to build an expanding portfolio of extraordinary experiences, Pursuit remains focused on refreshing, improving, and growing its collection in outstanding places around the globe. Pursuit draws its guests from major markets, including the United States, Canada, China, the United Kingdom, Australia/New Zealand, Asia Pacific, and Europe. Pursuit markets directly to consumers, as well as through distribution channels that include tour operators, tour wholesalers, destination management companies, and retail travel agencies. Pursuit comprises the following collections:

Banff Jasper Collection

With over 120 years of history in Canada’s oldest national parks, the Banff Jasper Collection provides experiential travel experiences in the majestic Canadian Rockies. Featuring sun-swept lake cruises in Banff and Jasper National Parks, top-of-the-mountain views at the Banff Gondola, and glacier exploration at the toe of the Columbia Icefield, the collection offers visitors unique hotel experiences, attractions, culinary destinations and retail offerings. The collection is also complemented by a robust sightseeing tour and transportation portfolio.

Alaska Collection

From the dramatic and rugged landscapes of Denali National Park to the glaciers, fjords and lush vegetation surrounding Kenai Fjords National Park, the Alaska Collection offers wilderness tours and glacier cruises complemented by unique lodging experiences across some of Alaska’s most recognizable interior and southcentral landscapes. From the port town of Seward, to the authentic mountain town of Talkeetna to the end of the road in Denali National Park, Pursuit offers a collection of unique attractions and hotels, complemented by culinary and retail services.

Glacier Park Collection

Located in and around two stunning national parks, the Glacier Park Collection features lodging, culinary and retail experiences and attractions designed to enable guests to experience both Montana and Southern Alberta’s stunning outdoors. The collection’s unique portfolio of lodging surrounding Glacier and Waterton Lakes National Parks also includes three historic lodges built by the Great Northern Railroad along with RV and rustic cabin stays.

FlyOver Attractions

Pursuit’s FlyOver flight ride attractions provide guests with an exhilarating flying experience over iconic natural wonders, hard to reach locations, and picturesque scenery. Utilizing state-of-the-art ride and audiovisual technology, each FlyOver experience features moving ride vehicles with six degrees of motion, multi-sensory special effects, and a spherical screen that provides guests with a flight across stunning landscapes.  Special effects, including wind, mist and scents, combine with the ride’s motion to create an unforgettable visceral experience.

Pursuit’s collection of experiences focuses on four distinct lines of business. These include attractions, including food and beverage services and retail operations; hospitality, including food and beverage services and retail operations; transportation; and travel planning.

Attractions	Banff Jasper Collection

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

Lake Minnewanka Cruise provides guests a unique sightseeing experience through interpretive boat cruises on Lake Minnewanka in the Canadian Rockies. The Lake Minnewanka Cruise operations are located adjacent to the town of Banff and include boat tours, small boat rentals, and charter fishing expeditions. The Lake Minnewanka Cruise received the Trip Advisor Certificate of Excellence.

Columbia Icefield Adventure is a tour of the Athabasca Glacier on the Columbia Icefield, and provides guests a view of one of the largest accumulations of ice and snow south of the Arctic Circle. Guests ride in a giant “Ice Explorer,” a unique vehicle specially designed for glacier travel. The Columbia Icefield Adventure received the Trip Advisor Certificate of Excellence.

Columbia Icefield Skywalk is a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley, in close proximity to our Columbia Icefield Adventure attraction in Jasper National Park, Alberta, Canada. Since opening in 2014, the Columbia Icefield Skywalk continues to win awards and receive international recognition for its innovative design and environmentally sound architecture, including the prestigious Governor General’s Medals in Architecture in 2016.

Attractions

Maligne Lake Cruise provides interpretive boat tours at Maligne Lake, the largest lake in Jasper National Park, Alberta, Canada. In addition to boat tours, Maligne Lake has a marina and day lodge that offers food and beverage and retail services, an historic chalet complex and boat house that offers canoes, kayaks, and rowboats for rental. Maligne Lake Cruise received the Trip Advisor Certificate of Excellence.

Alaska Collection

Kenai Fjords Tours is a leading Alaska wildlife and glacier day cruise, offering guests unforgettable sights of towering glaciers, humpback and grey whales, orcas, arctic birdlife, sea lions, seals, and porpoises of Kenai Fjords National Park. Tours range from a few hours to full days, with some tours including a full meal of wild Alaskan salmon, prime rib, and Alaskan King Crab on Fox Island. Kenai Fjords Tours received the Trip Advisor Certificate of Excellence.

Sky Lagoon

Sky Lagoon In July 2019, Pursuit announced plans to expand its collection of travel experiences in Iceland with the development of a premium oceanfront geothermal lagoon. Located in Kársnes Harbour, Kópavogur, just minutes from Reykjavik’s vibrant city centre and iconic urban landmarks, the sky lagoon will showcase expansive ocean vistas punctuated by awe-inspiring sunsets, Northern Lights and dark sky views. Development of the new sky lagoon kicked off in 2019, with the anticipated opening in 2021.

FlyOver Attractions

FlyOver Canada Since opening in June 2013 along Vancouver’s widely recognized waterfront in the heart of downtown, over two million riders have experienced FlyOver Canada. The flight ride attraction utilizes state-of-the-art technology to reveal some of Canada’s most awe-inspiring sights as guests hang suspended, feet dangling, before a 65-foot spherical screen while the film whisks guests away on an exhilarating journey across the country. The flight ride, complemented by an immersive pre-show experience, has received the TripAdvisor Certificate of Excellence.

Attractions

FlyOver Iceland is an exhilarating flying experience over some of the country’s most iconic natural wonders, hard to reach locations and picturesque scenery. The attraction opened in August 2019 along the historic harbor in Reykjavik’s popular Grandi Harbour District, just minutes from downtown. The attraction also features two pre-ride multi-sensory experiences featuring Icelandic glaciers, volcanos, and folklore to complement the overall FlyOver experience.

FlyOver Las Vegas In February 2019, Pursuit announced the expansion of the flight ride concept to Las Vegas. Modeled after Pursuit’s successful FlyOver Canada attraction, FlyOver Las Vegas will provide guests with an exhilarating flight experience over the American Southwest’s most iconic locations, picturesque scenery and natural wonders. With construction scheduled to begin in 2020, the new attraction to be located on Las Vegas Boulevard is anticipated to open in 2021.

FlyOver Canada Toronto In July 2019, Pursuit announced the expansion of a new FlyOver attraction to be located at the base of the famed CN Tower in Toronto’s Entertainment District. The new experience will feature a brand-new ride film showcasing Canada’s most awe-inspiring sights and will include the creation of two immersive pre-ride experiences housed in a newly constructed iconic building. Construction on the new building is expected to begin in 2020, with an anticipated opening in 2022.

Hospitality	Banff Jasper Collection

•Elk + Avenue Hotel (164 rooms)

•Mount Royal Hotel (133 rooms)

•Glacier View Lodge (32 rooms)

•Sawridge Inn & Conference Centre (152 rooms)

•Lobstick Lodge (139 rooms)

•Chateau Jasper Hotel (119 rooms)

•Marmot Lodge (107 rooms)

•The Crimson Hotel (99 rooms)

•Pyramid Lake Resort (62 rooms)

•Pocahontas Cabins (56 rooms)

Hospitality	Alaska Collection
•Denali Backcountry Lodge (42 rooms) •Denali Cabins (46 rooms) •Talkeetna Alaskan Lodge (212 rooms) •Windsong Lodge (216 rooms) •Kenai Fjords Wilderness Lodge (8 rooms)
Glacier Park Collection

•Glacier Park Lodge (162 rooms)

•Grouse Mountain Lodge (145 rooms)

•St. Mary Lodge (116 rooms)

•Prince of Wales Hotel (86 rooms)

•Apgar Village Lodge (48 rooms)

•West Glacier Motel & Cabins (32 rooms)

•Belton Chalet (27 rooms)

•Motel Lake McDonald (27 rooms)

•West Glacier RV Park & Cabins (20 rooms)

Transportation

The Banff Jasper Collection:

Transportation operations include sightseeing tours, airport shuttle services, and seasonal charter motorcoach services. The sightseeing services include seasonal half- and full-day tours from Calgary, Banff, Lake Louise, and Jasper, Canada and bring guests to the most scenic areas of Banff, Jasper, and Yoho National Parks. The charter business operates a fleet of luxury motorcoaches, available for groups of any size, for travel throughout the Canadian provinces of Alberta and British Columbia during the winter months. In 2020, we expect to launch a new historic sightseeing experience in the heart of Banff, with Open Top Touring.

Alaska Collection:

Transportation includes a Denali Backcountry Adventure, which is a unique photo safari tour 92 miles deep into Denali National Park.

Travel Planning

The Banff Jasper Collection:

Travel planning services include a full suite of corporate and event management services for meetings, conferences, incentive travel, sports, and special events. Event-related service offerings include staffing, off-site events, tours/activities, team building, accommodations, event management, theme development, production, and audio-visual services. The Banff Jasper Collection also owns and operates eight Pursuit Adventure Centers, which help guests book their leisure activities in Banff and Jasper National Parks.

Alaska Collection:

Travel planning services provide complete travel planning services throughout Alaska.

Seasonality

Pursuit experiences peak activity during the summer months. During 2019, 85% of Pursuit’s revenue was earned in the second and third quarters.

Competition

Pursuit generally competes on the basis of location, uniqueness of facilities, service, quality, and price. Competition exists both locally and regionally across all four lines of business. The hospitality industry has a large number of competitors and competes for leisure travelers (both individual and tour groups) across the United States and Canada. Pursuit’s competitive advantage is its distinctive attractions, iconic destinations, and strong culture of hospitality and guest services.

Growth Strategy

Pursuit’s growth strategy is to become a leading attractions hospitality company through its Refresh-Build-Buy initiatives:

•	Refresh. Refreshing our existing assets and processes to optimize guest experience, market position, and maximize returns
•	Build. Building new assets that create new guest experiences and additional revenue streams with economies of scale and scope
•	Buy. Buying strategic assets that drive guest experience, economies of scale and scope, and improving financial performance

We continue to search for opportunities to acquire or to build high return tourism assets in iconic natural and cultural destinations that enjoy perennial demand, bring meaningful scale and market share, and offer cross-selling advantages with a combination of attractions and hotels.

Recent Pursuit Developments

Banff Jasper Collection:

•

Acquisition of Mountain Park Lodges – On June 8, 2019, we acquired a 60% equity interest in Mountain Park Lodges’ group of seven hotels and an undeveloped land parcel located in Jasper National Park. The seven hotels include: Sawridge Inn and Conference Centre; Pyramid Lake Resort; The Crimson Hotel; Chateau Jasper; Pocahontas Cabins; Marmot Lodge; and Lobstick Lodge.

•

Renovation of Glacier View Lodge – In June 2019, we completed the renovation of our 32-room Glacier View Lodge in Jasper National Park. The renovation includes an elevated lodging experience that matches its incredible views of the majestic Columbia Icefield. The Glacier View Lodge has been included in Fodor’s 100 most incredible hotels in the world and top five hotels in Canada.

Alaska Collection:

•

Expansion of the Windsong Lodge – In June 2019, we completed the expansion of the Windsong Lodge, one of our hospitality properties located in Seward, Alaska, near Kenai Fjords National Park. This expansion features 36 new guestrooms, six of which are suites.

Glacier Park Collection:

•	Acquisition of Belton Chalet – On May 16, 2019, we acquired the historic Belton Chalet, which is located just outside the west entrance to Glacier National Park and includes 27 rooms and dining.
•

RV and Cabin Park Development – On July 1, 2019, we opened our new RV and cabin park located at the Glacier National Park entrance. These fully equipped RV sites and cabins include 102 RV slips, 20 guest cabins, five employee housing cabins, guest registration, and a laundromat.

Sky Lagoon:

•

Development of Sky Lagoon – On July 25, 2019, we announced plans for a new geothermal lagoon attraction that will be located on an oceanfront lot just outside downtown Reykjavik, Iceland. We expect to open our new attraction in 2021.

FlyOver Attractions:

•	Expansion of FlyOver Concept in Las Vegas – On February 26, 2019, we announced the expansion of our flight ride theater concept into Las Vegas, Nevada, which is scheduled to open in 2021.
•

Expansion of FlyOver in Toronto, Canada – On July 25, 2019, we announced plans for the expansion of our flight ride theater concept into Toronto, Canada. We were awarded the right to construct the new attraction near the base of Canada’s CN Tower in the Entertainment District. We expect construction to begin in 2020, and the new attraction to open in 2022.

•	Opening of FlyOver Iceland. We opened our flight ride theater concept in Iceland’s capital city of Reykjavik in August 2019.
•

Improvements to FlyOver Canada Exterior Structure – In September 2019, we completed the construction and development of a new guest experience building that includes an expanded retail store, new café, and an enhanced post-show.

Intellectual Property

Our intellectual property rights (including trademarks, patents, copyrights, registered designs, technology, and know-how) are material to our business.

We own or have the right to use numerous trademarks and patents in many countries. Depending on the country, trademarks remain valid for as long as we use them, or as long as we maintain their registration status. Trademark registrations are generally for renewable, fixed terms. We also have patents for current and potential products. Our patents cover inventions ranging from a modular structure having a load-bearing surface that we use in our event and exhibition services, to a surface-covering installation tool and method that reduces our labor costs and improves worker safety. Our U.S. issued utility patents extend for 20 years from the patent application filing date, and our U.S. issued design patents are currently granted for 14 years from the grant date. We also have an extensive design library. Many of the designs have copyright protection and we have also registered many of the copyrights. In the U.S., copyright protection is for 95 years from the date of publication or 120 years from creation, whichever is shorter.  While we believe that certain of our patents, trademarks, and copyrights have substantial value, the loss of any one of them would not have a material adverse effect on our financial condition or results of operations.

Our Trademarks

Our U.S. registered trademarks and trademarks pending registration include Global Experience Specialists & design®, GES®, GES Servicenter®, GES National Servicenter®, GES MarketWorks®, GES Measurement & Insight®, GES Project Central, The Art and Science of Engagement®, Trade Show Rigging TSR®, TSE Trade Show Electrical & design®, Earth Explorers®, Compass Direct®, ethnoMetrics®, eXPRESSO®, FIT®, ON Services, a GES Company & design®, ON Site Audio Visual & design®, FLYOVER® & design, eco-sense®, ONPEAK®, Mount Royal, Above Banff®, Alaska Denali Travel®, Alaska Denali Escapes®, Alaska Heritage Tours®, by Pursuit, Kenai Fjords Tours & design®, Kenai Fjords

Wilderness Lodge® & design, Seward Windsong Lodge & design®, Talkeetna Alaskan Lodge®, Explore Rockies®, Denali Backcountry Adventure®, Denali Backcountry Lodge®, and Denali Cabins & design®.

We also own or have the right to use many registered trademarks and trademarks pending registration outside of the United States, including GES®, ShowTech®, Poken®, Visit®, Visit by GES®, Blitz, a GES Company & design®, Brewster Inc. & design®, Brewster Attractions Explore & design®, Brewster Hospitality Refresh & design®, Glacier Skywalk®, Above Banff®, Explore Rockies®, FLYOVER & design®, FLYOVER ICELAND & design, FLYOVER Canada & design, GES Event Intelligence AG®, Pursuit®, by Pursuit®, Soaring Over Canada®, Elk + Avenue Hotel®, Brewster Epic Summer Pass®, and escape.connect.refresh.explore®.

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

Employees

We had the following number of employees as of December 31, 2019:

Number of Employees (1)
GES	4,223
Pursuit	1,085
Viad Corporate	53
Total	5,361
(1)	Includes 1,109 employees covered by collective bargaining agreements.

We believe that relations with our employees are good and that collective bargaining agreements expiring in 2020 will be renegotiated in the ordinary course of business without a material adverse effect on our operations.

We are governed by a Board of Directors comprising seven non-employee directors and one employee director, and we have an executive management team with eight executive officers.

Available Information

We were incorporated in Delaware in 1991. Our common stock trades on the New York Stock Exchange under the symbol “VVI.”

Our website address is www.viad.com. All of our SEC filings, including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. The information contained on our website is neither a part of, nor incorporated by reference into, this 2019 Form 10-K. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Completed acquisitions may not perform as anticipated or be integrated as planned. We regularly evaluate and pursue opportunities to acquire businesses that complement, enhance, or expand our current business, or offer growth opportunities. Our acquired businesses might not meet our financial and non-financial expectations or yield anticipated benefits. Our success depends, in part, on our ability to conform controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and retain the acquired business’s key personnel and customers. Moreover, our acquisition activity may subject us to new regulatory requirements, distract our senior management and employees, and expose us to unknown liabilities or contingencies that we may fail to identify prior to closing. If our acquisitions cause us to make changes to our business strategy or if external conditions adversely affect our business operations, we may also be required to record an impairment charge to goodwill or intangible assets. Additionally, we may borrow funds to finance strategic acquisitions. Debt leverage resulting from future acquisitions would reduce our debt capacity, increase our interest expense, and limit our ability to capitalize on future business opportunities. Such borrowings may also be subject to fluctuations in interest rates. Any of these risks could materially and adversely affect our business, product and service sales, financial condition, and results of operations.

We are vulnerable to deterioration in general economic conditions. Our business is sensitive to fluctuations in general economic conditions in the U.S. and other global markets in which we operate. A decline in global or regional economic conditions, or consumers’ fears that economic conditions will decline, could cause declining consumer confidence, unemployment, fluctuations in stock markets and interest rates, contraction of credit availability, or other dynamic factors affecting economic conditions generally. The success of our GES business largely depends on the number of exhibitions held, the size of exhibitors’ marketing expenditures, and on the strength of particular industries in which exhibitors operate. The number and size of exhibitions generally decrease when the economy weakens. We also could suffer from reduced spending for our services because many exhibitors’ marketing budgets are partly discretionary and are frequently among the first expenditures reduced when economic conditions deteriorate. In addition, revenue from our Pursuit operations depends largely on the amount of disposable income that consumers have available for travel and vacations, which decreases during periods of weak general economic conditions. As a result, any deterioration in general economic conditions could materially and adversely affect our business, product sales, financial condition, and results of operations.

We depend on our large exhibition event clients to renew their service contracts and on our exclusive right to provide those services. GES has a number of large exhibition event organizers and large customer accounts. If any of these large clients do not renew their service contracts, our results of operations could be materially and adversely affected.

Moreover, when event organizers hire GES as the official services contractor, they usually also grant GES an exclusive right to perform material handling, electrical, rigging, and other services at the exhibition facility. However, some exhibition facilities have taken certain steps to in-source certain event services (either by performing the services themselves or by hiring a separate service provider) as a result of conditions generally affecting their industry, such as an increased supply of exhibition space. If exhibition facilities choose to in-source certain event services, GES will lose the ability to provide certain event services, and our results of operations could be materially and adversely affected.

Our business is relationship driven. Our GES business is heavily focused on client relationships, and, specifically, on having close collaboration and interaction with our clients. To be successful, our account teams must be able to understand clients’ desires and expectations in order to provide top-quality service. If we are unable to maintain our client relationships, including due to the loss of key members of our account teams, we could also lose customers and our results of operations could be materially and adversely affected.

We operate in highly competitive and dynamic industries. Competition in the Live Events markets is driven by price and service quality, among other factors. To the extent competitors seek to gain or retain market presence through aggressive underpricing strategies, we may be required to lower our prices and rates to avoid the loss of related business. Moreover, recent customer consolidations and other actions have caused downward pricing pressure for our products and services and could affect our ability to negotiate favorable terms with our customers. If we are unable to anticipate and respond as effectively as our competitors to changing business conditions, including new technologies and business models, we could lose market share. Our inability to meet the challenges presented by the competitive and dynamic environment of our industry could materially and adversely affect our results of operations.

Travel industry disruptions, particularly those affecting the hotel and airline industries, could adversely affect our business. Our business depends largely on the ability and willingness of people, whether exhibitors, exhibition attendees, tourists, or others, to travel. Factors adversely affecting the travel industry, and particularly the airline and hotel industries, generally also adversely affect our business and results of operations. Factors that could adversely affect the travel industry include high or rising fuel prices, increased security and passport requirements, weather conditions, health epidemics and pandemics, airline accidents, acts of terrorism, and international political instability and hostilities. For example, the recent outbreak of respiratory illness caused by a new coronavirus that surfaced in the Hubei Province of China, resulted in (i) major U.S. airlines canceling all flights into and out of China, (ii) the U.S. limiting the airports at which China flights may enter the U.S., and (iii) the U.S. imposing the first federally mandated quarantine in more than 50 years for passengers who had traveled to the Hubei Province. Any of these factors, or other unexpected events that affect the availability and pricing of air travel and accommodations, could materially and adversely affect our business and results of operations.

New capital projects may not be commercially successful. From time to time, we pursue capital projects, such as our current construction of FlyOver Las Vegas, FlyOver Canada Toronto, the Sky Lagoon, and other efforts to upgrade some of our Pursuit offerings, in order to enhance and expand our business. Capital projects are subject to a number of risks, including unanticipated delays, cost overruns, and the failure to achieve established financial and strategic goals, as well as additional project-specific risks. The occurrence of any of these events could prevent a new capital project from performing in accordance with our commercial expectations and could materially and adversely affect our business and results of operations.

The seasonality of our business makes us particularly sensitive to adverse events during peak periods. The peak activity for our Pursuit business is during the summer months, as 85% of Pursuit’s 2019 revenue was earned in the second and third quarters. Our GES exhibition and event activity varies significantly because it is based on the frequency and timing of shows, many of which are not held each year, and which may shift between quarters. If adverse events or conditions occur during these peak periods, our results of operations could be materially and adversely affected.

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

Natural disasters, weather conditions, and other catastrophic events could negatively affect our business. The occurrence of catastrophic events ranging from natural disasters (such as hurricanes, fires, floods, and earthquakes), acts of war or terrorism, accidents involving our travel offerings or experiences, the effects of climate change, including any impact of global warming, or the prospect of these events could disrupt our business. Changes in climates may increase the frequency and intensity of adverse weather patterns and make certain destinations less desirable. Such catastrophic events have, and could have, an adverse impact on Pursuit, which is heavily dependent on the ability and willingness of its guests to travel and/or visit our attractions. Pursuit guests tend to delay or postpone vacations if natural conditions differ from those that typically prevail at competing lodges, resorts, and attractions, and catastrophic events and heightened travel security measures instituted in response to such events could impede the guests’ ability to travel, and interrupt our business operations, including damaging our properties. Such catastrophic events could also have a negative impact on GES, causing a cancellation of exhibitions and other events held in public venues or disrupt the services we provide to our customers at convention centers, exhibition halls, hotels, and other public venues. Such events could also have a negative impact on GES’ production facilities, preventing us from timely completing exhibit fabrication and other projects for customers. In addition, unfavorable media attention, or negative publicity, in the wake of a catastrophic event could damage our reputation or reduce the demand for our services. If the conditions arising from such events persist or worsen, they could materially and adversely affect our results of operations and financial condition.

Our participation in multi-employer pension plans could substantially increase our pension costs. We sponsor a number of defined benefit plans for our U.S. and Canada-based employees. In addition, we are obligated to contribute to multi-employer pension plans under collective bargaining agreements covering our union-represented employees. We contributed $27.3 million in 2019, $26.4 million in 2018, and $26.6 million in 2017 to those multi-employer pension plans. Third-party boards of trustees manage these multi-employer plans. Based upon the information we receive from plan administrators, we believe that several of those multi-employer plans are underfunded. The Pension Protection Act of 2006 requires us to reduce the underfunded status over defined time periods. Moreover, we would be required to make additional payments of our proportionate share of a plan’s unfunded vested liabilities if a plan terminates, or other contributing employers withdraw, due to insolvency or other reasons, or if we voluntarily withdraw from a plan. In 2019, we finalized the terms of a new collective bargaining agreement with the Teamsters Local 727 union. The terms included a withdrawal from the underfunded Central States Pension Plan. Accordingly, we recorded a charge of $15.5 million, which represents the estimated present value of future contributions we will be required to make as a result of the union’s withdrawal and $0.2 million of other withdrawal costs. At this time, we do not anticipate triggering any withdrawal from any other multi-employer pension plan to which we currently contribute. However, significant plan contribution increases could materially and adversely affect our consolidated financial condition, results of operations, and cash flows. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for further information.

Union-represented labor increases our risk of higher labor costs and work stoppages. Significant portions of our employees are unionized. We have approximately 100 collective bargaining agreements, and we are required to renegotiate approximately one-third of those each year. If we increase wages or benefits as a result of labor negotiations, either our operating margins will suffer, or we could increase the cost of our services to our customers, which could lead those customers to turn to other vendors with lower prices. Either event could materially and adversely affect our business and results of operations.

Additionally, if we are unable to reach an agreement with a union during the collective bargaining process, the union may strike or carry out other types of work stoppages. If that happens, we might be unable to find substitute workers with the necessary skills to perform many of the services, or we may incur additional costs to do so, both of which could materially and adversely affect our business and results of operations.

Liabilities relating to prior and discontinued operations may adversely affect our results of operations. We and our predecessors have a corporate history spanning decades and involving diverse businesses. Some of those businesses owned properties and used raw materials that have been, and may continue to be, subject to litigation. Moreover, some of the raw materials used and the waste produced by those businesses have been and are the subject of U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. In addition, we may incur other liabilities resulting from indemnification claims involving previously sold properties and subsidiaries, or obligations under defined benefit plans or other employee plans, as well as claims from past operations of predecessors or their subsidiaries. Although we believe we have adequate reserves and sufficient insurance coverage to cover those future liabilities, future events or proceedings could render our reserves or insurance protections inadequate, any of which could materially and adversely affect our business and results of operations.

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

We are subject to currency exchange rate fluctuations. We have operations outside of the U.S. primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. During 2019, GES EMEA, GES Canada, and Pursuit’s international operations accounted for approximately 33% of our consolidated revenue and 66% of our segment operating income. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. We do not currently hedge equity risk arising from the translation of non-U.S. denominated assets and liabilities. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue, and expenses must be translated into U.S. dollars for reporting purposes. The unrealized gains or losses resulting from the currency translation are included as a component of accumulated other comprehensive income (loss) in our consolidated balance sheets. As a result, significant fluctuations in currency exchange rates could result in material changes to the net equity position we report in our consolidated balance sheets.

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

Laws and regulations relating to the handling of personal data are evolving and could result in increased costs, legal claims, or fines. We store and process the personally identifiable information of our customers, employees, and third parties with whom we have business relationships. The legal requirements restricting the way we store, collect, handle, and transfer personal data continue to evolve, and there are an increasing number of authorities issuing privacy laws and regulations. These data privacy laws and regulations are subject to differing interpretations, creating uncertainty and inconsistency across jurisdictions. Our compliance with these myriad requirements could involve making changes in our services, business practices, or internal systems, any of which could increase our costs, lower revenue, or reduce efficiency. Our failure to comply with existing or new rules could result in significant penalties or orders to stop the alleged noncompliant activity, litigation, adverse publicity, or could cause our customers to lose trust in our services. In addition, if the third parties we work with violate applicable laws, contractual obligations, or suffer a security breach, those violations could also put us in breach of our obligations under privacy laws and regulations. In addition, the costs of maintaining adequate protection, including insurance protection against such threats, as they develop in the future (or as legal requirements related to data security increase) are expected to increase and could be material. Any of these risks could materially and adversely affect our business and results of operations.

The United Kingdom’s exit from the European Union could adversely affect our business. We operate substantial parts of our EU businesses from U.K.-based entities. On January 31, 2020, the U.K. officially withdrew from the EU. The final terms of the withdrawal are being negotiated with the transition period ending on December 31, 2020. The withdrawal could disrupt the free movement of goods, services, and people between the U.K. and the EU. Moreover, the regulatory and legal environment that will govern our U.K. operations is uncertain. Any new arrangements may require us to make changes to our operations in Europe, which could result in a higher cost and less efficient operating model across our European business. These new arrangements could adversely affect our business and results of operations.

Changes affecting the availability of the London Inter-bank Offered Rate (“LIBOR”) or increases in interest rates may have consequences for us that cannot yet be reasonably predicted. Viad has outstanding debt with variable interest rates based on LIBOR. Borrowings under the 2018 Credit Facility are indexed to the prime rate or LIBOR, plus appropriate spreads tied to our leverage ratio. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals to reform. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021. Our 2018 Credit Facility includes a method for determining an alternative or successor rate of interest that gives consideration to the new prevailing market convention. The alternative rate could affect the Company's debt and debt payments. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts which terminate after 2021. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates. If LIBOR ceases to exist after 2021, the interest rates under our revolving credit facility and the discount rates we apply to finance lease obligations will be based on the alternative rate, which may result in higher interest rates and debt obligations. In addition, any increases to our benchmark interest rates could have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters in Phoenix, Arizona. Our other principal properties are owned or leased by GES and Pursuit.

GES primarily leases its properties, both domestically and internationally. GES properties consist of offices and multi-use facilities. Multi-use facilities include manufacturing, sales and design, office, storage and/or warehouse, and truck marshaling yards. Multi-use facilities vary in size up to approximately 677,800 square feet in the U.S. and approximately 136,000 square feet in the United Kingdom.

Pursuit primarily owns its properties, both domestically and internationally. Pursuit’s properties mainly include attractions, hotels and lodges, retail stores, and offices. Properties located in Canada and Iceland are subject to multiple long-term ground leases with their respective governments. For further information on Pursuit’s attractions and hospitality assets, refer to the Business Section (Part I, Item 1 of this 2019 Form 10-K).

We believe our owned and leased properties are adequate and suitable for our business operations and that capacity is sufficient for current needs. For additional information related to our lease obligations, refer to Note 12 – Debt and Finance Lease Obligations and Note 20 – Leases and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K).

Item 3. Legal Proceedings

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for information regarding legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures

Not applicable.

Other. Information about our executive Officers

Our executive officers as of the date of this 2019 Form 10-K were as follows:

Name	Age	Business Experience During the Past Five Years and Other Information
Steven W. Moster	50

President and Chief Executive Officer of Viad since 2014; President of GES from November 2010 to February 2019; prior thereto, held various executive management roles within the GES organization, including Executive Vice President-Chief Sales & Marketing Officer from 2008 to February 2010; Executive Vice President-Products and Services from 2006 to 2008; and Vice President-Products & Services Business from 2005 to 2006; and prior thereto, Engagement Manager, Management Strategy Consulting for McKinsey & Company, a global management consulting firm, from 2000 to 2004. Mr. Moster is a director of Cavco Industries, Inc (NASDAQ: CVCO), which designs and produces factory-built housing products, and serves as the Chair of the Compensation Committee.

Ellen M. Ingersoll	55

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

David W. Barry	57

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

Derek P. Linde	44

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

Trisha L. Fox	50

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

Jay A. Altizer	49

President of GES since October 2019; prior thereto, President, GES North America; prior thereto, Managing Director of Falling Branch Advisors LLC, a management advisory firm, from May 2015 to May 2018; prior thereto, Sr. Vice President and General Manager of Saputo Inc. (TSX: SAP), a global dairy producer, from September 2007 to April 2015; prior thereto, General Manager at Morningstar Foods, a Dean Foods Company (NYSE:DF), a food and beverage company, from September 2010 to January 2013, and Vice President of Strategy from September 2007 to September 2010; prior thereto, Sr. Manager of Strategy and Business Development of PepsiCo, Inc. (NASDAQ: PEP), a global food and beverage company from July 2005 to August 2007; prior thereto, General Manager at Exhibitgroup/Giltspur, a former Viad marketing and events division, from May 2004 to June 2005; and prior thereto, Manager at Bain & Company from August 2000 to May 2004. Mr. Altizer has been a Director of the following two non-profits: On the Road Lending, since May 2013, and Chairman since 2017; and Champion Impact Capital, where he is also Treasurer, since May 2013.

Richard A. Britton	59

Chief Information Officer since 2018; prior thereto, Executive Vice President, Information Technology, from 2015 to 2018; prior thereto, 16 years in various roles of increasing responsibility in the Healthcare and Reinsurance divisions of General Electric Company (NYSE:GE), a global digital industrial company, including Executive IT Leader at GE Healthcare from 2007 to October 2015.

Leslie S. Striedel	57

Chief Accounting Officer since 2014; prior thereto, Vice President of Finance from March 2014 to April 2014; prior thereto, Vice President of Finance and Administration or similar positions with Colt Defense LLC, a firearms manufacturer, from 2010 to 2013; prior thereto, Vice President of Finance, Director of Financial Reporting and Compliance, and Corporate Controller of White Electronics Designs Corp. (formerly NASDAQ: WEDC) (now a subsidiary of Microsemi Corporation, a wholly owned subsidiary of Microchip Technology Inc.), a circuits and semiconductors manufacturer, from 2004 to 2010; and prior thereto, Corporate Controller of MD Helicopters, an international helicopter manufacturer, from 2002 to 2004; prior thereto, Corporate Controller of Fluke Networks (formerly Microtest, Inc. NASDAQ: MTST), a manufacturing and technology company, from 1999 to 2002; and prior thereto, Senior Tax Manager for KPMG LLP, a global firm providing audit, tax, and advisory services, from 1998 to 1999.

Our executive officers’ term of office is until our next Board of Directors annual organization meeting to be held on May 19, 2020.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol VVI.

Holders

As of January 31, 2020, there were 4,969 shareholders of record of our common stock, including 223 shareholders that had not converted their shares following a reverse stock split effective on July 1, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	409	$67.41	—	600,067
November 1, 2019 - November 30, 2019	—	$—	—	600,067
December 1, 2019 - December 31, 2019	—	$—	—	600,067
Total	409	$67.41	—	600,067

Pursuant to previously announced authorizations, our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors approved an additional 500,000 shares to repurchase. No shares were repurchased on the open market during the three months ended December 31, 2019. The Board’s authorization has no expiration date. During the fourth quarter of 2019, certain previously owned shares of common stock were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards. We returned $2.0 million to shareholders during the fourth quarter of 2019 in the form of dividends. We expect to pay comparable dividends in the future.

Performance Graph

The following graph compares the change in the cumulative total shareholder return, from December 31, 2014 to December 31, 2019, on our common stock, the Standard & Poor’s SmallCap 600 Media Index, the Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, the Standard & Poor’s SmallCap 600 Index, the Russell 2000 Index, and Standard & Poor’s 500 Index (assuming reinvestment of dividends, as applicable). The graph assumes $100 was invested on December 31, 2014.

	Year Ended December 31,
	2014	2015	2016	2017	2018	2019
Viad Corp	$100.00	$107.42	$169.75	$214.96	$195.81	$265.57
S&P 500	$100.00	$101.37	$113.49	$138.26	$132.19	$173.80
Russell 2000	$100.00	$95.59	$115.93	$132.88	$118.23	$148.36
S&P SmallCap 600	$100.00	$97.99	$123.92	$140.22	$128.27	$157.44
S&P SmallCap 600 Comm. Services & Supplies	$100.00	$97.59	$124.58	$133.40	$119.47	$147.53
S&P SmallCap 600 Media	$100.00	$105.36	$94.53	$108.97	$127.33	$136.73

Item 6. Selected Financial Data

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Summary Statement of Operations Data
Revenue (1)	$1,371,695	$1,296,184	$1,306,965	$1,204,970	$1,089,048
Income from continuing operations (2)	$23,604	$47,914	$58,452	$43,479	$27,442
Income from continuing operations attributable to Viad common stockholders	$22,116	$47,689	$57,975	$42,953	$27,000
Basic and diluted income from continuing operations attributable to Viad common stockholders per share	$1.02	$2.33	$2.84	$2.12	$1.34
Dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.40

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Summary Balance Sheet Data
Cash and cash equivalents	$61,999	$44,893	$53,723	$20,900	$56,531
Total assets	$1,318,691	$922,541	$919,899	$869,816	$690,723
Total debt and finance lease obligations	$340,492	$230,121	$209,192	$249,211	$127,403
Redeemable noncontrolling interest (3)	$6,172	$5,909	$6,648	$—	$—
Total stockholders’ equity	$547,229	$450,555	$442,937	$370,638	$335,338
Non-redeemable noncontrolling interest	$79,731	$14,348	$13,806	$13,283	$12,757

(1)

The 2019 amounts include an aggregate of $19.9 million in revenue from the Mountain Park Lodges and the Belton Chalet acquisitions. The 2017 amounts include $1.4 million in revenue from our Poken acquisition. The 2016 amounts include an aggregate $55.7 million in revenue from our acquisitions of ON Event Services, LLC, CATC Alaska Tourism Corporation, Maligne Lake Tours Ltd. (“Maligne Lake Tours”), and FlyOver Canada. Refer to Note 4 – Acquisitions of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K).

(2)	Income from continuing operations includes the following items:
•

Multi-employer pension plan withdrawal, pre-tax, of $15.7 million in 2019. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K).

•

Restructuring charges, pre-tax, of $8.4 million in 2019, $1.6 million in 2018, $1.0 million in 2017, $5.2 million in 2016, and $3.0 million in 2015. Refer to Note 19 – Restructuring Charges of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K).

•

Legal settlement, pre-tax, of $8.5 million in 2019. Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K).

•

Impairment charges (recoveries), pre-tax, net, of $5.3 million in 2019, $(35) thousand in 2018, $(29.1) million in 2017, $0.2 million in 2016, and $0.1 million in 2015. Refer to Note 9 – Goodwill and Other Intangible Assets and Note 7 – Property and Equipment of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K).

•

Income tax expense in 2019 included a $4.5 million benefit resulting from the re-measurement of our Alberta deferred tax liabilities due to a statutory rate reduction. Income tax expense in 2018 included a $3.1 million benefit related to the Tax Cuts and Jobs Act (the “Tax Act”) and a $0.9 million charge for an increase in our valuation allowance for certain foreign net operating losses. Income tax expense in 2017 included a $16.1 million charge related to the Tax Act. Income tax expense in 2015 included a $1.6 million non-cash tax benefit related to deferred taxes associated with certain foreign intangibles. Refer to Note 17 – Income Taxes of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K).

(3)

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. The minority Esja shareholders have the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. Refer to Note 22 – Redeemable Noncontrolling Interest of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes. The MD&A is intended to assist in understanding our financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this 2019 Form 10-K.

Overview

We are an international experiential services company with operations in the United States, Canada, the United Kingdom, continental Europe, the United Arab Emirates, and Iceland. We are committed to providing unforgettable experiences to our clients and guests. We operate through three reportable business segments: GES North America, GES EMEA, (collectively, “GES”), and Pursuit.

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

Pursuit is an attraction and hospitality company that provides a collection of inspiring and unforgettable travel experiences in iconic destinations. From world-class attractions, distinctive lodges and engaging tours in stunning national parks and renowned global travel locations, to our growing collection of FlyOver flight ride experiences, Pursuit’s elevated hospitality experiences enable visitors to discover and connect with these iconic destinations.

Results of Operations

A discussion related to our results of operations for 2019 compared to 2018 is presented below. A discussion related to our results of operations for 2018 compared to 2017 can be found under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019, and is incorporated herein by reference.

Financial Highlights

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	Change vs. 2018
Total revenue	$1,371,695	$1,296,184	5.8%
Net income attributable to Viad	$22,035	$49,170	(55.2)%
Segment operating income(1)	$90,243	$88,517	1.9%
Diluted income per common share from continuing operations attributable to Viad common stockholders	$1.02	$2.33	(56.2)%
•

Total revenue increased $75.5 million, mainly due to continued growth from GES’ corporate clients and other new client wins, underlying growth at Pursuit, incremental revenue from Pursuit’s Mountain Park Lodges and Belton Chalet acquisitions, and the opening of several new build and refresh projects at Pursuit, offset in part by negative show rotation of approximately $15 million at GES and an unfavorable foreign exchange impact of $13.3 million.

•

Net income attributable to Viad decreased $27.1 million, primarily due to charges related to our partial withdrawal from the Central States Pension Plan of $15.7 million ($11.7 million after tax), a legal settlement charge of $8.5 million ($6.4 million after tax), higher restructuring charges, and an asset impairment charge of $5.3 million ($4.3 million after tax), primarily related to our audio-visual production business in the United Kingdom, offset in part by a decrease in income tax expense and higher segment operating results at Pursuit.

•

Total segment operating income(1) increased $1.7 million, primarily due to the increase in revenue, offset in part by higher accruals for performance-based incentives, the revenue mix at GES, and additional costs to support the growth initiatives of Pursuit.

(1)

Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

Foreign Exchange Rate Variances

We conduct our foreign operations primarily in Canada, the United Kingdom, the Netherlands, Germany, and to a lesser extent, in certain other countries.

The following table summarizes the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating income from our significant international operations:

	Revenue			Segment Operating Income
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2019	2018	(in thousands)	2019	2018	(in thousands)
GES North America:
Canada (CAD)	$0.75	$0.77	$(1,611)	$0.75	$0.77	$(191)

GES EMEA:
United Kingdom (GBP)	$1.27	$1.34	(7,381)	$1.27	$1.31	(50)
Europe (EUR)	$1.12	$1.18	(2,171)	$1.11	$1.17	(204)
			(9,552)			(254)
Pursuit:
Canada (CAD)	$0.75	$0.77	(2,125)	$0.76	$0.77	(208)
			$(13,288)			$(653)

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

The following table presents a comparison of GES’ reported revenue and segment operating income to organic revenue(1) and organic segment operating income(1) for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019				Year Ended December 31, 2018			Change vs. 2018
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
GES:
North America	$936,032	$—	$(1,611)	$937,643	$909,790	$—	$909,790	2.9%	3.1%
EMEA	233,591	—	(9,552)	243,143	218,247	—	218,247	7.0%	11.4%
Intersegment eliminations	(20,741)	—	—	(20,741)	(17,140)	—	(17,140)	(21.0)%	(21.0)%
Total GES	$1,148,882	$—	$(11,163)	$1,160,045	$1,110,897	$—	$1,110,897	3.4%	4.4%
Segment operating income(2):
GES:
North America	$27,659	$—	$(191)	$27,850	$29,981	$—	$29,981	(7.7)%	(7.1)%
EMEA	8,274	—	(254)	8,528	9,621	—	9,621	(14.0)%	(11.4)%
Total GES	$35,933	$—	$(445)	$36,378	$39,602	$—	$39,602	(9.3)%	(8.1)%

(1)

Organic revenue and organic segment operating income are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating income, see the “Non-GAAP Measures” section of this MD&A.

(2)

Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

GES North America

GES North America revenue increased $26.2 million or 2.9%, primarily due to continued growth from corporate clients and other new client wins and U.S. base same-show revenue growth of 1.3%, offset in part by negative show rotation of approximately $27 million and an unfavorable FX Impact of $1.6 million. Base same-show revenue represented 29.7% of 2019 GES North America’s organic revenue. Organic revenue* increased $27.9 million or 3.1%.

GES North America segment operating income decreased $2.3 million or 7.7%, primarily due to accruals for performance-based incentives earned in 2019 and the revenue mix. Organic segment operating income* decreased $2.1 million or 7.1%.

GES EMEA

GES EMEA revenue increased $15.3 million or 7.0%, primarily due to positive show rotation of approximately $12 million, new client wins, and growth from the underlying business, offset in part by an unfavorable FX Impact of $9.6 million. Organic revenue* increased $24.9 million or 11.4%.

GES EMEA segment operating income decreased $1.3 million or 14.0%, primarily due to the revenue mix, the timing of certain expenses, and accruals for performance-based incentives earned in 2019. Organic segment operating income* decreased $1.1 million or 11.4%.

* Refer to footnote (1) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating income.

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income to organic revenue(3) and organic segment operating income(3) for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019				Year Ended December 31, 2018			Change vs. 2018
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions	Organic(3)	As Reported	Organic(3)
Revenue(1):
Pursuit:
Attractions	$110,369	$—	$(1,470)	$111,839	$103,830	$—	$103,830	6.3%	7.7%
Hospitality	94,149	19,874	(361)	74,636	64,620	—	64,620	45.7%	15.5%
Transportation	14,861	—	(271)	15,132	14,070	—	14,070	5.6%	7.5%
Travel Planning	4,504	—	(43)	4,547	4,375	—	4,375	2.9%	3.9%
Intra-Segment Eliminations & Other	(1,070)	—	20	(1,090)	(1,608)	—	(1,608)	33.5%	32.2%
Total Pursuit	$222,813	$19,874	$(2,125)	$205,064	$185,287	$—	$185,287	20.3%	10.7%

Segment operating income(4):
Total Pursuit	$54,310	$5,693	$(208)	$48,825	$48,915	$—	$48,915	11.0%	(0.2)%

(1)

Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.

(2)	Acquisitions include Mountain Park Lodges (acquired June 2019) and Belton Chalet (acquired May 2019).
(3)

Organic revenue and organic segment operating income are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating income, see the “Non-GAAP Measures” section of this MD&A.

(4)

Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

Pursuit revenue increased $37.5 million or 20.3%, primarily due to incremental revenue from the Mountain Park Lodges and the Belton Chalet acquisitions of $19.9 million, the opening of several new build and refresh projects, and stronger performance from our existing assets, offset in part by an unfavorable FX Impact of $2.1 million. Organic revenue* increased $19.8 million or 10.7%.

Pursuit segment operating income increased $5.4 million or 11.0%, primarily due to incremental segment operating income of $5.7 million from the Mountain Park Lodges and Belton Chalet acquisitions and an increase in revenue from our existing assets, offset in part by additional costs to support the continued expansion of the business, including an increase of $4.5 million in depreciation and amortization expense and an unfavorable FX impact of $0.2 million. Organic operating income* decreased $0.1 million or 0.2%.

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

The following table provides Pursuit’s same-store key performance indicators. The same-store metrics indicate the performance of all Pursuit’s properties and attractions that we owned and operated at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located outside of the U.S., comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. We believe this same-store constant currency basis provides better comparability between reporting periods.

	Year Ended December 31,
	2019	2018	Change vs. 2018
Same-Store Key Performance Indicators (1)
Attractions:
Number of visitors	2,348,069	2,443,624	(3.9)%
Revenue per attraction visitor	$46	$42	9.5%
Effective ticket price	$35	$33	6.1%
Hospitality:
Room nights available	234,938	230,710	1.8%
RevPAR	$150	$142	5.6%
ADR	$215	$200	7.5%
Occupancy	69.8%	70.7%	(0.9)%
(1)

Same-Store Key Performance Indicators for attractions exclude FlyOver Iceland (opened August 2019). Same-Store Key Performance Indicators for hospitality exclude the West Glacier RV Park & Cabins (opened July 2019), the Mountain Park Lodges (acquired in June 2019), the Belton Chalet (acquired in May 2019), and the Mount Royal Hotel, which was closed from December 2016 through June 2018 for reconstruction due to fire damage.

Attractions. The decrease in same-store visitors was driven by the impact of softer visitation from select long-haul markets at certain attractions. Revenue per attraction visitor increased primarily due to higher effective ticket prices and ancillary revenue driven at our recently refreshed experiences and dynamic pricing.

Hospitality. The increase in RevPAR was primarily due to higher ADR driven by our refreshed properties, including the recently renovated Glacier View Lodge and the Mount Royal Hotel, and revenue management efforts across all our properties.

During 2019, Pursuit derived approximately 66% of its revenue and 88% of its segment operating income from its Canadian operations, which are largely dependent on foreign customer visitation. Accordingly, the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations.

Other Expenses

	Year Ended December 31,
(in thousands)	2019	2018	Change vs. 2018
Corporate activities	$10,865	$10,993	(1.2)%
Interest expense	$14,199	$9,640	47.3%
Multi-employer pension plan withdrawal	$15,693	$—	**
Other expense	$1,586	$1,744	(9.1)%
Restructuring charges	$8,380	$1,587	**
Legal settlement	$8,500	$—	**
Impairment charges (recoveries)	$5,346	$(35)	**
Income tax expense	$2,506	$17,095	(85.3)%
Income (loss) from discontinued operations	$(81)	$1,481	**

** Change is greater than +/- 100%.

Corporate Activities – The decrease in corporate activities expense during 2019 relative to 2018 was primarily due to a gain on sale of corporate fixed assets and foreign currency exchange, offset in part by higher acquisition transaction-related costs in 2019.

Interest Expense – The increase in interest expense relative to 2018 was primarily due to higher debt balances in 2019.

Multi-Employer Pension Plan Withdrawal – During 2019, we finalized the terms of a new collective bargaining agreement with the Teamsters 727 union. The terms included a withdrawal from the underfunded Central States Pension Plan. Accordingly, we recorded a charge of $15.5 million, which represents the estimated present value of future contributions we will be required to make to the plan as a result of this withdrawal and $0.2 million of other withdrawal costs.

Other Expense – Other expense primarily represents the nonservice cost component of net periodic benefit cost.

Restructuring Charges – Restructuring charges during 2019 were primarily related to the elimination of certain positions at GES, our corporate headquarters, and Pursuit, in addition to facility consolidations at GES. Restructuring charges during 2018 were primarily related to the elimination of certain positions at GES and Pursuit.

Legal Settlement – During 2019, we recorded a charge to resolve a legal dispute at GES involving a former industry contractor.

Impairment Charges (Recoveries) – We recorded asset impairment charges of $5.3 million during the fourth quarter of 2019 primarily related to our audio-visual production business in the United Kingdom.

Income Tax Expense – Our effective income tax rate for 2019 was 9.6% as compared to 26.3% for 2018.  The decrease in the effective rate was primarily related to a $4.5 million benefit resulting from the re-measurement of our Alberta deferred tax liabilities due to a statutory rate reduction, higher foreign tax credits generated, and lower state taxes, partially offset by the mix of domestic versus foreign income, which is taxed at higher rates.

Income (Loss) from Discontinued Operations – Loss from discontinued operations during 2019 was primarily related to legal expenses related to previously sold operations. Income from discontinued operations during 2018 was primarily related to a favorable legal settlement related to previously sold operations, offset in part by legal expenses related to previously sold operations.

Liquidity and Capital Resources

Cash and cash equivalents were $62.0 million as of December 31, 2019, as compared to $44.9 million as of December 31, 2018. During the year ended December 31, 2019, we generated net cash from operating activities of $108.1 million. We believe that our existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of December 31, 2019, we held approximately $59.0 million of our cash and cash equivalents outside of the United States, consisting of $22.8 million in Canada, $11.9 million in the Netherlands, $11.1 million in the United Kingdom, $9.2 million in the United Arab Emirates, and $4.0 million in other countries.

Cash Flows

Operating Activities

	Year Ended December 31,
(in thousands)	2019	2018
Net income	$23,523	$49,395
Depreciation and amortization	58,964	56,842
Deferred income taxes	(10,398)	5,350
(Income) loss from discontinued operations	81	(1,481)
Restructuring charges	8,380	1,587
Legal settlement	8,500	—
Impairment charges (recoveries)	5,346	(35)
Multi-employer pension plan withdrawal	15,693	—
Other non-cash items	9,506	9,649
Changes in assets and liabilities	(11,455)	(30,712)
Net cash provided by operating activities	$108,140	$90,595

Net cash provided by operating activities increased $17.5 million, primarily due to a decrease in cash paid for taxes and lower performance-based compensation payments.

Investing Activities

	Year Ended December 31,
(in thousands)	2019	2018
Capital expenditures	$(76,147)	$(83,345)
Cash paid for acquisitions, net	(90,992)	(4,628)
Proceeds from dispositions of property and other assets	1,583	925
Net cash used in investing activities	$(165,556)	$(87,048)

Net cash used in investing activities increased $78.5 million, primarily due to the Mountain Park Lodges, the Belton Chalet, and the Sky Lagoon attraction acquisitions in 2019.

Financing Activities

	Year Ended December 31,
(in thousands)	2019	2018
Proceeds from borrowings	$200,473	$146,580
Payments on debt and finance lease obligations	(115,708)	(128,211)
Dividends paid on common stock	(8,094)	(8,154)
Distributions to noncontrolling interest	(407)	—
Debt issuance costs	(39)	(1,823)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(3,046)	(1,209)
Common stock purchased for treasury	—	(17,174)
Proceeds from exercise of stock options	293	84
Net cash provided by (used in) financing activities	$73,472	$(9,907)

The change in net cash provided by (used in) financing activities of $83.4 million was primarily due to net debt proceeds of $84.8 million during 2019 compared to $18.4 million during 2018, as well as the repurchase of treasury shares on the open market in 2018.

Debt and Finance Lease Obligations

Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for further discussion.

Guarantees

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for further discussion.

Share Repurchases

Our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. No shares were repurchased on the open market during 2019. During 2018, we repurchased 340,473 shares on the open market for $17.2 million. As of December 31, 2019, 600,067 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date.

Additionally, we repurchased shares related to tax withholding requirements on vested restricted share-based awards.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2019.

		Payments due by period
(in thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Revolver borrowings	$317,071	$313,407	$3,664	$—	$—
Operating leases	105,031	22,180	29,304	17,955	35,592
Pension and postretirement benefits (1)	58,050	4,387	9,066	9,036	35,561
Purchase obligations (2)	77,075	73,633	3,324	118	—
Finance lease obligations	25,257	3,386	5,674	3,767	12,430
Total contractual obligations (3)	$582,484	$416,993	$51,032	$30,876	$83,583
(1)

We have included the estimated payments due as a result of our withdrawal from the Central States pension plan. Estimated contributions related to multi-employer benefit plans are excluded from the table above. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for further information.

(2)

Purchase obligations primarily represent payments due under various licensing agreements and commitments related to consulting and other contracted services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(3)

Aggregate self-insurance liabilities are excluded from the table above as the timing and amounts of future cash outflows are uncertain. Redeemable noncontrolling interest is also excluded from the above table as the redemption value of the put option and the timing and amounts of future cash outflows is uncertain. Refer to Note 10 – Other Current Liabilities, Note 11 – Other Deferred Items and Liabilities, and Note 22 – Redeemable Noncontrolling Interest of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for further information.

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Additionally, our business contributes to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering our union-represented employees. Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for further information.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements with unconsolidated special-purpose or other entities that would materially affect our financial position, results of operations, liquidity, or capital resources. Furthermore, we do not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk, or credit risk support; or engage in leasing or other services that may expose us to liability or risks of loss that are not reflected in the consolidated financial statements and related notes. Refer to Note 12 – Debt and Finance Lease Obligations, Note 20 – Leases and Other, and Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for further information.

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

GES North America’s goodwill is assigned to, and tested at, the operating segment level (GES U.S. and GES Canada (collectively “GES North America”). GES EMEA’s goodwill is assigned to and tested at the operating segment level. Pursuit’s goodwill impairment testing is performed at the reporting unit level (Banff Jasper Collection, the Alaska Collection, the Glacier Park Collection, and FlyOver).

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties, and different assumptions could lead to materially different results. As of December 31, 2019, our aggregate goodwill was $288.0 million. As a result of our most recent impairment analysis performed as of October 31, 2019, the excess of the estimated fair value over the carrying value for each of our reporting units (expressed as a percentage of the carrying amounts) under step one of the impairment test for GES U.S. was 238%, GES EMEA was 226%, GES Canada was 591%, the Banff Jasper Collection was 237%, the Alaska Collection was 110%, the Glacier Park Collection was 25%, and FlyOver was 60%. Significant reductions in our expected future revenue, operating income, or cash flow forecasts and projections, or an increase in a reporting unit’s cost of capital, could trigger additional goodwill impairment testing, which may result in impairment charges.

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

During the fourth quarter of 2019, there were indicators of impairment of our intangible and other long-lived assets at our audio-visual production business in the United Kingdom, Blitz. As a result, we recorded an asset impairment charge to equipment of $3.5 million and to our intangible asset of $1.5 million.

Income taxes — We are required to estimate and record provisions for income taxes in each of the jurisdictions in which we operate. Accordingly, we must estimate our actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in the Consolidated Balance Sheets. We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. We had gross deferred tax assets of $40.5 million as of December 31, 2019 and $36.5 million as of December 31, 2018.

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

Pension and postretirement benefits — Our pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. We presently anticipate contributing $1.4 million to our funded pension plans and $0.9 million to our unfunded pension plans in 2020.

We have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the employees’ service period. In addition, we retain the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, we expect to contribute $1.0 million to the plans in 2020.

The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for further information.

Share-based compensation — We grant share-based compensation awards to our officers, directors, and certain key employees under our 2017 Viad Corp Omnibus Incentive Plan, which has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards.

Share-based compensation expense recognized in the consolidated financial statements was $7.2 million in 2019, $4.9 million in 2018, and $11.0 million in 2017, and the total tax benefits related to such costs were $2.2 million in 2019, $1.2 million in 2018, and $4.1 million in 2017. No share-based compensation costs were capitalized during 2019, 2018, or 2017.

The fair value of restricted stock awards is based on our stock price on the grant date. Liability-based awards are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals, where applicable, and are remeasured on each balance sheet date based on our stock price, and the Monte Carlo simulation model, until the time of settlement. The Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation between our stock price and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term. Equity-based awards (including performance units) are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals, until the time of settlement. Refer to Note 3 – Share-Based Compensation of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for further information.

Self-Insurance Liabilities — We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses. We are also self-insured for certain employee health benefits. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on historical experience, claims frequency, and other factors. We have purchased insurance for amounts in excess of the self-insured levels.

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Overview and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for further information.

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

•

“Segment operating income” is net income attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment charges and recoveries, and the reduction for income attributable to noncontrolling interest. Segment operating income is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2019 Form 10-K) for a reconciliation of segment operating income to income from continuing operations before income taxes.

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

We believe non-GAAP Measures are useful operating metrics as they eliminate potential variations arising from taxes, debt service costs, impairment charges and recoveries, and the effects of discontinued operations, resulting in additional measures considered to be indicative of our ongoing operations and segment performance. Although we use Non-GAAP Measures to assess the performance of our business, the use of these measures is limited because these measures do not consider material costs, expenses, and other items necessary to operate our business. These items include debt service costs, expenses related to U.S. federal, state, local and foreign income taxes, impairment charges and recoveries, and the effects of discontinued

operations. As the Non-GAAP Measures do not consider these items, you should consider net income attributable to Viad as an important measure of financial performance because it provides a more complete measure of our performance.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $23.8 million as of December 31, 2019 and $36.3 million as of December 31, 2018. We recorded unrealized foreign currency translation gains in other comprehensive income of $12.5 million during the year ended December 31, 2019 and foreign currency translation losses of $24.3 million during the year ended December 31, 2018, in each case, net of tax.

For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating income of our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our net earnings exposure arising from the translation of our foreign revenue and segment operating income. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Foreign Exchange Rate Variances” (Part II, Item 7 of this 2019 Form 10-K) for a further discussion.

A hypothetical change of 10% in the Canadian dollar exchange rate would result in a change to 2019 operating income of approximately $5.3 million. A hypothetical change of 10% in the British pound exchange rate would result in a change to 2019 operating income of approximately $0.1 million. A hypothetical change of 10% in the Euro exchange rate would result in a change to 2019 operating income of approximately $0.4 million.

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of December 31, 2019 and 2018, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 8. Financial Statements and Supplementary Data

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2019	2018
Assets
Current assets
Cash and cash equivalents	$61,999	$44,893
Accounts receivable, net of allowances for doubtful accounts of $1,200 and $1,288, respectively	126,246	108,936
Inventories	17,269	16,629
Current contract costs	24,535	18,017
Other current assets	30,854	25,486
Total current assets	260,903	213,961
Property and equipment, net	500,901	333,847
Other investments and assets	45,119	42,910
Operating lease right-of-use assets	103,314	—
Deferred income taxes	26,163	19,199
Goodwill	287,983	261,330
Other intangible assets, net	94,308	51,294
Total Assets	$1,318,691	$922,541
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$86,660	$71,927
Contract liabilities	50,671	33,476
Accrued compensation	32,658	22,668
Operating lease obligations	22,180	—
Other current liabilities	39,824	32,258
Current portion of debt and finance lease obligations	316,794	229,416
Total current liabilities	548,787	389,745
Long-term debt and finance lease obligations	23,698	705
Pension and postretirement benefits	26,247	26,636
Long-term operating lease obligations	82,851	—
Other deferred items and liabilities	83,707	48,991
Total liabilities	765,290	466,077
Commitments and contingencies
Redeemable noncontrolling interest	6,172	5,909
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	574,473	575,339
Retained earnings	122,971	109,032
Unearned employee benefits and other	—	199
Accumulated other comprehensive loss	(35,699)	(47,975)
Common stock in treasury, at cost, 4,588,084 and 4,741,638 shares, respectively	(231,649)	(237,790)
Total Viad stockholders’ equity	467,498	436,207
Non-redeemable noncontrolling interest	79,731	14,348
Total stockholders’ equity	547,229	450,555
Total Liabilities and Stockholders’ Equity	$1,318,691	$922,541

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Revenue:
Services	$1,170,493	$1,110,249	$1,132,424
Products	201,202	185,935	174,541
Total revenue	1,371,695	1,296,184	1,306,965
Costs and expenses:
Costs of services	1,100,146	1,039,403	1,052,911
Costs of products	181,380	168,799	158,081
Business interruption gain	(141)	(602)	(2,692)
Corporate activities	10,865	10,993	12,396
Interest income	(369)	(354)	(319)
Interest expense	14,199	9,640	8,304
Multi-employer pension plan withdrawal	15,693	—	—
Other expense	1,586	1,744	2,028
Restructuring charges	8,380	1,587	1,004
Legal settlement	8,500	—	—
Impairment charges (recoveries)	5,346	(35)	(29,098)
Total costs and expenses	1,345,585	1,231,175	1,202,615
Income from continuing operations before income taxes	26,110	65,009	104,350
Income tax expense	2,506	17,095	45,898
Income from continuing operations	23,604	47,914	58,452
Income (loss) from discontinued operations	(81)	1,481	(268)
Net income	23,523	49,395	58,184
Net income attributable to non-redeemable noncontrolling interest	(2,309)	(542)	(523)
Net loss attributable to redeemable noncontrolling interest	821	317	46
Net income attributable to Viad	$22,035	$49,170	$57,707
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$1.02	$2.33	$2.84
Discontinued operations attributable to Viad common stockholders	—	0.07	(0.01)
Net income attributable to Viad common stockholders	$1.02	$2.40	$2.83
Weighted-average outstanding and potentially dilutive common shares	20,284	20,404	20,405
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$1.02	$2.33	$2.84
Discontinued operations attributable to Viad common stockholders	—	0.07	(0.01)
Net income attributable to Viad common stockholders	$1.02	$2.40	$2.83
Weighted-average outstanding common shares	20,146	20,168	20,146
Dividends declared per common share	$0.40	$0.40	$0.40
Amounts attributable to Viad common stockholders
Income from continuing operations	$22,116	$47,689	$57,975
Income (loss) from discontinued operations	(81)	1,481	(268)
Net income	$22,035	$49,170	$57,707

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net income	$23,523	$49,395	$58,184
Other comprehensive income (loss):
Unrealized gains on investments, net of tax effects of $0, $0, and $121	—	—	195
Unrealized foreign currency translation adjustments, net of tax	12,533	(24,306)	17,058
Change in net actuarial loss, net of tax effects of $(44), $305, and $163	(116)	1,236	344
Change in prior service cost, net of tax effects of $(48), $(52), and $(473)	(141)	(153)	(774)
Comprehensive income	35,799	26,172	75,007
Non-redeemable noncontrolling interest:
Comprehensive income attributable to non-redeemable noncontrolling interest	(2,309)	(542)	(523)
Unrealized foreign currency translation adjustments, net of tax	1,080	—	—
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	821	317	46
Comprehensive income attributable to Viad	$35,391	$25,947	$74,530

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock	Additional Capital	Retained Earnings (Deficit)	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2016	$37,402	$573,841	$16,291	$172	$(39,391)	$(230,960)	$357,355	$13,283	$370,638
Net income	—	—	57,707	—	—	—	57,707	523	58,230
Dividends on common stock ($0.40 per share)	—	—	(8,160)	—	—	—	(8,160)	—	(8,160)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(2,119)	(2,119)	—	(2,119)
Employee benefit plans	—	(2,687)	—	—	—	6,864	4,177	—	4,177
Share-based compensation - equity awards	—	3,623	—	—	—	—	3,623	—	3,623
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	17,058	—	17,058	—	17,058
Unrealized gain on investments, net of tax	—	—	—	—	195	—	195	—	195
Amortization of net actuarial gain, net of tax	—	—	—	—	344	—	344	—	344
Amortization of prior service cost, net of tax	—	—	—	—	(774)	—	(774)	—	(774)
Other, net	—	(319)	(2)	46	—	—	(275)	—	(275)
Balance, December 31, 2017	$37,402	$574,458	$65,836	$218	$(22,568)	$(226,215)	$429,131	$13,806	$442,937
Net income	—	—	49,170	—	—	—	49,170	542	49,712
Dividends on common stock ($0.40 per share)	—	—	(8,154)	—	—	—	(8,154)	—	(8,154)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(1,209)	(1,209)	—	(1,209)
Common stock purchased for treasury	—	—	—	—	—	(17,174)	(17,174)	—	(17,174)
Employee benefit plans	—	(1,905)	—	—	—	6,807	4,902	—	4,902
Share-based compensation - equity awards	—	2,849	—	—	—	—	2,849	—	2,849
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(24,306)	—	(24,306)	—	(24,306)
Amortization of net actuarial loss, net of tax	—	—	—	—	1,236	—	1,236	—	1,236
Amortization of prior service cost, net of tax	—	—	—	—	(153)	—	(153)	—	(153)
Adoption of ASU 2016-01	—	—	616	—	(616)	—	—	—	—
Adoption of ASU 2018-02	—	—	1,568	—	(1,568)	—	—	—	—
Other, net	—	(63)	(4)	(19)	—	1	(85)	—	(85)
Balance, December 31, 2018	$37,402	$575,339	$109,032	$199	$(47,975)	$(237,790)	$436,207	$14,348	$450,555
Net income	—	—	22,035	—	—	—	22,035	2,309	24,344
Dividends on common stock ($0.40 per share)	—	—	(8,094)	—	—	—	(8,094)	—	(8,094)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(407)	(407)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(3,046)	(3,046)	—	(3,046)
Employee benefit plans	—	(3,659)	—	—	—	9,189	5,530	—	5,530
Share-based compensation - equity awards	—	2,755	—	—	—	—	2,755	—	2,755
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	12,533	—	12,533	1,080	13,613
Amortization of net actuarial loss, net of tax	—	—	—	—	(116)	—	(116)	—	(116)
Amortization of prior service cost, net of tax	—	—	—	—	(141)	—	(141)	—	(141)
Acquisitions	—	—	—	—	—	—	—	62,401	62,401
Other, net	—	38	(2)	(199)	—	(2)	(165)	—	(165)
Balance, December 31, 2019	$37,402	$574,473	$122,971	$—	$(35,699)	$(231,649)	$467,498	$79,731	$547,229

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$23,523	$49,395	$58,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,964	56,842	55,114
Deferred income taxes	(10,398)	5,350	26,049
(Income) loss from discontinued operations	81	(1,481)	268
Restructuring charges	8,380	1,587	1,004
Legal settlement	8,500	—	—
Impairment charges (recoveries)	5,346	(35)	(29,098)
(Gains) losses on dispositions of property and other assets	(1,475)	473	1,420
Share-based compensation expense	7,190	4,870	10,969
Multi-employer pension plan withdrawal	15,693	—	—
Other non-cash items, net	3,791	4,306	5,029
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(16,959)	(6,200)	(2,338)
Inventories	(328)	(1,573)	121
Current contract costs	(6,333)	(4,976)	2,544
Accounts payable	9,726	(1,645)	7,546
Restructuring liabilities	(6,047)	(1,716)	(1,954)
Accrued compensation	6,853	(12,818)	(5,152)
Contract liabilities	16,796	3,677	(11,314)
Payments on operating lease obligations	(28,146)	—	—
Income taxes payable	195	(7,696)	5,820
Other assets and liabilities, net	12,788	2,235	(11,989)
Net cash provided by operating activities	108,140	90,595	112,223
Cash flows from investing activities
Capital expenditures	(76,147)	(83,345)	(56,621)
Proceeds from insurance	—	—	31,570
Cash paid for acquisitions, net	(90,992)	(4,628)	(1,501)
Proceeds from dispositions of property and other assets	1,583	925	947
Net cash used in investing activities	(165,556)	(87,048)	(25,605)
Cash flows from financing activities
Proceeds from borrowings	200,473	146,580	90,004
Payments on debt and finance lease obligations	(115,708)	(128,211)	(135,801)
Dividends paid on common stock	(8,094)	(8,154)	(8,160)
Distributions to noncontrolling interest	(407)	—	—
Debt issuance costs	(39)	(1,823)	(5)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(3,046)	(1,209)	(2,119)
Common stock purchased for treasury	—	(17,174)	—
Proceeds from exercise of stock options	293	84	—
Net cash provided by (used in) financing activities	73,472	(9,907)	(56,081)
Effect of exchange rate changes on cash and cash equivalents	1,050	(2,470)	2,286
Net change in cash and cash equivalents	17,106	(8,830)	32,823
Cash and cash equivalents, beginning of year	44,893	53,723	20,900
Cash and cash equivalents, end of year	$61,999	$44,893	$53,723

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

GES

GES is a global, full-service live events company offering a comprehensive range of services to event organizers and corporate brand marketers. Event organizers schedule and run events from start to finish. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products, and build business relationships. GES serves corporate brand marketers when they exhibit at shows and when GES is engaged to manage their global exhibit program or produce their proprietary corporate events.

Pursuit

Pursuit is a collection of inspiring and unforgettable travel experiences that includes recreational attractions, unique hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services. Pursuit comprises the Banff Jasper Collection, the Alaska Collection, the Glacier Park Collection, and FlyOver.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things: impairment testing of recorded goodwill and intangible assets; allowances for uncollectible accounts receivable; provisions for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; sublease income associated with restructuring liabilities; pension and postretirement benefit costs and obligations; share-based compensation costs; the discount rates used to value lease obligations; the redemption value of redeemable noncontrolling interests; and the allocation of purchase price of acquired businesses. Actual results could differ from these and other estimates.

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

Leases

We adopted FASB Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”) on January 1, 2019 using the optional transition method. Under this method, a cumulative adjustment to retained earnings is recorded, if any, and prior periods are not restated. Topic 842 requires that we recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet and requires lessees to classify leases as either finance or operating leases. The classification of the lease determines whether the lease expense is recognized on an effective interest method basis (finance lease) or on a straight-line basis (operating lease) over the lease term. In determining whether an agreement contains a lease, we consider if we have a right to control the use of the underlying asset during the lease term in exchange for an obligation to make lease payments arising from the lease. We recognize ROU assets and lease liabilities at commencement date, which is when the underlying asset is available for use to a lessee, based on the present value of lease payments over the lease term.

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

We made the accounting policy election not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. We elected to apply the package of practical expedients permitted under Topic 842 transition guidance, which, among other things, allows us to carry forward our historical lease classifications. We also elected the practical expedient to not separate non-lease components from lease components for all asset classes, and payments associated with fixed non-lease components are included in measuring the ROU asset and lease liability.

If a lease contains a renewal option that is reasonably certain to be exercised, then the lease term includes the optional periods in measuring a ROU asset and lease liability. The reasonably certain threshold is evaluated at lease commencement and is typically met if substantial economic incentives or termination penalties are identified. Variable leases and variable lease and non-lease components are not included in the calculation of the ROU asset and corresponding lease liability. For facility leases, variable lease costs include the costs of common area maintenance, taxes, and insurance for which we pay our lessors an estimate that is adjusted to actual expense on a quarterly or annual basis depending on the underlying contract terms. These variable lease payments are expensed as incurred. Upon the adoption of Topic 842, our accounting for finance leases, previously referred to as capital leases, remains substantially unchanged from prior guidance. Our lease agreements do not contain any significant residual value guarantees or restrictive covenants.

Substantially all of our lease agreements do not specify an implicit borrowing rate, and as such, we utilize an incremental borrowing rate based on lease term and country, in order to calculate the present value of our future lease payments. The discount rate represents a risk-adjusted rate on a collateralized basis and is the expected rate at which we would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term and the country. On January 1, 2019, the discount rate used to value existing leases was based on the remaining lease term and the country interest rates.  For new or renewed leases starting in 2019, the discount rate is determined using available data at lease commencement and based on the lease term and country including any reasonably certain renewal periods. The determination of the discount rate required significant judgement.

We are also a lessor to third party tenants who either lease certain portions of facilities that we own or sublease certain portions of facilities that we lease. Lease income from owned facilities is recorded as rental income and sublease income from leased facilities is recorded against lease expense in the Consolidated Statements of Operations. All of our leases for which we are the lessor are classified as operating leases under Topic 842.

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

Self-Insurance Liabilities

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold operations. We are also self-insured for certain employee health benefits. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on historical experience, claims frequency, and other factors. We have purchased insurance for amounts in excess of the self-insured levels.

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

Noncontrolling Interests – Non-redeemable and Redeemable

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the 20% equity ownership interest that we do not own in Glacier Park, Inc., the 40% equity interest that we do not own in the recently acquired Mountain Park Lodges, and the 49% equity interest that we do not own in the new entity that will operate the Sky Lagoon attraction. We report non-redeemable noncontrolling interest within stockholders’ equity in the Consolidated Balance Sheets. The amount of consolidated net income attributable to Viad and the non-redeemable noncontrolling interest is presented in the Consolidated Statements of Operations.

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

Foreign Currency Translation

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period.

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

GES’ service revenue is primarily derived through its comprehensive range of services to event organizers and corporate brand marketers including Core Services, Event Technology, and Audio-Visual. GES’ service revenue is earned over time over the duration of the exhibition, conference or corporate event, which generally lasts one to three days. GES’ product revenue is derived from the build of exhibits and environments and graphics. GES’ product revenue is recognized at a point in time upon delivery of the product.

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

Share-Based Compensation

Share-based compensation costs related to all share-based payment awards are recognized and measured using the fair value method of accounting. These awards generally include restricted stock, liability-based awards (including performance units and restricted stock units), and stock options, and contain forfeiture and non-compete provisions.

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

Restricted stock awards vest three years from the date of grant. Share-based compensation expense is recognized using the straight-line method over the requisite service period.

Liability-based awards (including performance units and restricted stock units) are recorded at estimated fair value, based on the number of units expected to vest and, where applicable, the level of achievement of predefined performance goals. These awards are remeasured on each balance sheet date based on our stock price, and the Monte Carlo simulation model, until the time of settlement. A Monte Carlo simulation requires the use of several assumptions, including historical volatility and correlation between our stock price and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term. To the extent earned, liability-based awards are settled in cash based on our stock price. Compensation expense related to liability-based awards is recognized ratably over the requisite service period of approximately three years.

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

ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes

The amendment enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law.

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

January 1, 2019

We elected the optional transition method and adopted ASU 2016-02 and its related amendments (collectively, “Topic 842”) on January 1, 2019, on a modified retrospective basis. Under the optional transition method, a cumulative adjustment to retained earnings is recorded, if any, and prior periods are not restated. We determined there was no cumulative effect adjustment to retained earnings on January 1, 2019.

The adoption of Topic 842 did not have a material impact on our Consolidated Statement of Operations. The most significant impact related to facility and equipment leases, which were previously recorded as operating leases. Upon adoption as of January 1, 2019, we recognized an additional right-of-use asset and lease liability of $68 million on the balance sheet. The existing deferred rent liabilities balance, resulting from historical straight-lining of operating leases, was reclassified upon adoption to reduce the measurement of leased assets. Refer to our Leases Significant Accounting Policy preceding this table and Note 20 - Leases and Other for additional information.

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at January 1, 2018	$31,981
Cash additions	179,238
Revenue recognized	(174,620)
Foreign exchange translation adjustment	(999)
Balance at December 31, 2018	35,600
Cash additions	210,871
Revenue recognized	(196,158)
Foreign exchange translation adjustment	483
Balance at December 31, 2019	$50,796

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

Changes to contract costs are as follows:

(in thousands)
Balance at January 1, 2018	$16,878
Additions	65,147
Expenses	(59,601)
Cancelled	(136)
Foreign exchange translation adjustment	(810)
Balance at December 31, 2018	21,478
Additions	74,274
Expenses	(67,425)
Cancelled	(68)
Foreign exchange translation adjustment	237
Balance at December 31, 2019	$28,496

As of December 31, 2019, capitalized contract costs consisted of $1.9 million to obtain contracts and $26.6 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the years ended December 31, 2019 or 2018.

Disaggregation of Revenue

The following tables disaggregate GES and Pursuit revenue by major product line, timing of revenue recognition, and markets served:

GES

	Year Ended December 31, 2019
(in thousands)	GES North America(1)	GES EMEA(1)	Intersegment Eliminations	Total
Services:
Core services	$753,648	$130,932	$—	$884,580
Audio-visual	78,178	24,197	—	102,375
Event technology	29,600	9,749	—	39,349
Intersegment eliminations	—	—	(20,741)	(20,741)
Total services	861,426	164,878	(20,741)	1,005,563
Products:
Core products	74,606	68,713	—	143,319
Total revenue	$936,032	$233,591	$(20,741)	$1,148,882

Timing of revenue recognition:
Services transferred over time	$861,426	$164,878	$(20,741)	$1,005,563
Products transferred over time(2)	45,597	16,071	—	61,668
Products transferred at a point in time	29,009	52,642	—	81,651
Total revenue	$936,032	$233,591	$(20,741)	$1,148,882

Markets:
Exhibitions	$478,397	$172,400	$—	$650,797
Conferences	289,394	27,917	—	317,311
Corporate events	141,030	32,212	—	173,242
Consumer events	27,211	1,062	—	28,273
Intersegment eliminations	—	—	(20,741)	(20,741)
Total revenue	$936,032	$233,591	$(20,741)	$1,148,882

(1)

During the first quarter of 2019, we realigned GES’ organizational structure. As a result, we changed GES’ reportable segments to reflect how our chief operating decision maker regularly reviews and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are GES North America and GES EMEA.

(2)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

	Year Ended December 31, 2018
(in thousands)	GES North America(1)	GES EMEA(1)	Intersegment Eliminations	Total
Services:
Core services	$733,407	$120,371	$—	$853,778
Audio-visual	73,331	22,011	—	95,342
Event technology	30,208	10,658	—	40,866
Intersegment eliminations	—	—	(17,140)	(17,140)
Total services	836,946	153,040	(17,140)	972,846
Products:
Core products	72,844	65,207	—	138,051
Total revenue	$909,790	$218,247	$(17,140)	$1,110,897

Timing of revenue recognition:
Services transferred over time	$836,946	$153,040	$(17,140)	$972,846
Products transferred over time(2)	44,109	16,084	—	60,193
Products transferred at a point in time	28,735	49,123	—	77,858
Total revenue	$909,790	$218,247	$(17,140)	$1,110,897

Markets:
Exhibitions	$500,411	$160,876	$—	$661,287
Conferences	251,978	27,129	—	279,107
Corporate events	126,781	28,130	—	154,911
Consumer events	30,620	2,112	—	32,732
Intersegment eliminations	—	—	(17,140)	(17,140)
Total revenue	$909,790	$218,247	$(17,140)	$1,110,897

(1)

During the first quarter of 2019, we realigned GES’ organizational structure. As a result, we changed GES’ reportable segments to reflect how our chief operating decision maker regularly reviews and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are GES North America and GES EMEA.

(2)	GES’ graphics product revenue is recognized over time as it is considered a part of the single performance obligation satisfied over time.

Pursuit

	Year Ended December 31,
(in thousands)	2019	2018
Services:
Admissions	$85,371	$83,000
Accommodations	60,672	37,470
Transportation	14,594	13,956
Travel planning	5,979	4,529
Intersegment eliminations	(1,686)	(1,551)
Total services revenue	164,930	137,404
Products:
Food and beverage	31,838	25,962
Retail operations	26,045	21,921
Total products revenue	57,883	47,883
Total revenue	$222,813	$185,287

Timing of revenue recognition:
Services transferred over time	$164,930	$137,404
Products transferred at a point in time	57,883	47,883
Total revenue	$222,813	$185,287

Markets:
Banff Jasper Collection	$133,229	$106,106
Alaska Collection	39,406	36,451
Glacier Park Collection	37,121	31,465
FlyOver	13,057	11,265
Total revenue	$222,813	$185,287

Note 3. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Performance unit incentive plan (“PUP”)	$3,990	$2,260	$8,088
Restricted stock	2,684	2,453	2,594
Restricted stock units	516	157	287
Share-based compensation before income tax benefit	7,190	4,870	10,969
Income tax benefit	(2,241)	(1,227)	(4,079)
Share-based compensation, net of income tax benefit	$4,949	$3,643	$6,890

We recorded share-based compensation expense through restructuring charges of $0.1 million in 2019, none in 2018, and $0.1 million in 2017. No share-based compensation costs were capitalized during 2019, 2018, or 2017.

The following table summarizes the activity of the outstanding share-based compensation awards:

	PUP Awards		Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2018	239,809	$40.65	176,769	$40.87	12,090	$39.04
Granted	73,619	$58.29	56,390	$57.99	8,898	$61.16
Vested	(95,309)	$26.98	(85,436)	$32.27	(9,250)	$43.65
Forfeited	(3,215)	$55.72	(11,600)	$49.05	(115)	$52.15
Balance at December 31, 2019	214,904	$52.53	136,123	$52.66	11,623	$52.17

Viad Corp Omnibus Incentive Plan

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of December 31, 2019, there were 1,584,154 shares available for future grant under the 2017 Plan.

PUP Awards

The vesting of PUP award shares is based upon achievement of certain performance-based criteria over a three-year period.

During the year ended December 31, 2019, we granted PUP awards with a grant date fair value of $4.3 million of which $1.7 million are payable in shares. Liabilities related to PUP awards were $5.3 million as of December 31, 2019 and $7.0 million as of December 31, 2018. In 2019, PUP awards granted in 2016 vested and we paid $5.6 million in cash and $3.4 million in shares. In 2019, we withheld 25,771 shares for $1.5 million related to tax withholding requirements on vested PUP awards paid in shares. In 2018, PUP awards granted in 2015 vested and we paid $5.9 million in cash. In 2017, PUP awards granted in 2014 vested and we paid $3.7 million in cash.

Restricted Stock

The grant date fair value of vested restricted stock was $2.8 million in 2019, $2.1 million in 2018, and $2.7 million in 2017. As of December 31, 2019, the unamortized cost of outstanding restricted stock awards was $2.5 million, which we expect to recognize over a weighted-average period of approximately 1.1 years. We repurchased 24,995 shares for $1.5 million in 2019, 22,358 shares for $1.2 million in 2018, and 41,532 shares for $2.1 million in 2017 related to tax withholding requirements on vested share-based awards.

Restricted Stock Units

Aggregate liabilities related to restricted stock units were $0.4 million as of December 31, 2019 and $0.4 million as of December 31, 2018. In 2019, restricted stock units vested and we paid $0.6 million in cash and $0.2 million in shares. In 2018, the 2015 restricted stock units vested and we paid $0.2 million in cash. In 2017, portions of the 2012 and 2014 restricted stock units vested and we paid $0.3 million in cash.

Stock Options

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2018	58,689	$16.62
Exercised	(17,546)	$16.62
Options outstanding and exercisable at December 31, 2019	41,143	$16.62

The weighted-average remaining contractual life of stock options outstanding is less than one year. The total intrinsic value of stock options outstanding was $2.1 million in 2019, $2.0 million in 2018, and $2.5 million in 2017. The intrinsic value of stock options outstanding represents the difference between our closing stock price on December 31 of each year and the exercise price, multiplied by the number of in-the-money stock options.

Note 4. Acquisitions

2019 Acquisitions

Belton Chalet

On May 16, 2019, we acquired the Belton Chalet in Glacier National Park for total cash consideration of $3.2 million. Transaction costs associated with the acquisition were $0.3 million, which are included in “Cost of services” in the Consolidated Statements of Operations. These assets have been included in the consolidated financial statements from the date of acquisition.

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

The following table summarizes the preliminary recording of the fair value allocation of the assets acquired and liabilities assumed as of the date of acquisition. During the year ended December 31, 2019, we made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation. The purchase price allocation was final as of December 31, 2019.

(in thousands)
Purchase price paid as:
Cash		$75,837
Net working capital adjustment		18
Consideration transferred		75,855
Right to manage		(1,276)
Purchase price, net		74,579

Fair value of net assets acquired:
Accounts receivable	$333
Inventories	152
Prepaid expenses	276
Property and equipment	103,642
Intangible assets	20,180
Total assets acquired	124,583
Accounts payable	329
Advanced deposits payable	400
Deferred tax liability	19,734
Other liabilities	16
Total liabilities assumed	20,479

Noncontrolling interest equity	49,719
Total fair value of net assets acquired		54,385
Excess purchase price over fair value of net assets acquired (“goodwill”)		$20,194

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

Transaction costs associated with the Mountain Park Lodges were $0.9 million in 2019 and $0.1 million in 2018, which are included in “Corporate activities” in the Consolidated Statements of Operations. We included these assets and results of operations in the consolidated financial statements from the date of acquisition. During the year ended December 31, 2019, revenue related to the Mountain Park Lodges was $18.8 million and operating income was $5.5 million.

Identifiable intangible assets acquired in the Mountain Park Lodges acquisition were $20.2 million and consist primarily of in-place leases, customer relationships, and trade names. The weighted average amortization period related to the intangible assets is approximately 30.8 years.

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the Mountain Park Lodges acquisition had been completed on January 1, 2018:

	Year Ended December 31,
(in thousands, except per share data)	2019	2018
Revenue	$1,379,956	$1,323,524
Depreciation and amortization	$61,597	$62,261
Income from continuing operations	$22,195	$48,312
Net income attributable to Viad	$21,337	$49,070
Diluted income per share	$0.99	$2.39
Basic income per share	$0.99	$2.40

Pursuit – Sky Lagoon Attraction

On July 25, 2019, we announced plans for a new geothermal lagoon attraction that will be located on an oceanfront lot just outside downtown Reykjavik, Iceland. We acquired a 51% controlling interest for $13.2 million in the new entity that will manage the sky lagoon attraction, which we will operate in partnership with Geothermal Lagoon ehf., the Icelandic entity that owns the lagoon assets. The noncontrolling interest’s carrying value was determined by the fair value of the noncontrolling interest as of the acquisition date and the noncontrolling interest’s share of the subsequent net income or loss. The amortization of the resulting operating contract intangible is not deductible for tax purposes. We expect to open our new attraction in 2021. Refer to Note 9 – Goodwill and Other Intangible Assets for additional information.

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

Esja

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Through Esja and its wholly-owned subsidiary, we are operating a new FlyOver Iceland attraction, which opened in August 2019. The purchase price was €8.2 million (approximately $9.5 million U.S. dollars) in cash, and the shareholders agreement includes a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. Refer to Note 22 – Redeemable Noncontrolling Interest for additional information.

Under the acquisition method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired is recorded as goodwill. Goodwill is included in the Pursuit business group and the primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future expected income from operations. Goodwill is deductible for tax purposes. Refer to Note 9 – Goodwill and Other Intangible Assets for additional information.

Transaction costs associated with the Esja acquisition were $0.1 million in each 2018 and 2017, which are included in “Corporate activities” in the Consolidated Statements of Operations. The Esja results of operations have been included in the consolidated financial statements from the date of acquisition.

Note 5. Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2019	2018
Raw materials	$11,788	$12,368
Finished goods	5,481	4,261
Inventories	$17,269	$16,629

Note 6. Other Current Assets

Other current assets consisted of the following:

	December 31,
(in thousands)	2019	2018
Income tax receivable	$13,250	$10,886
Prepaid insurance	5,573	2,754
Prepaid vendor payments	4,698	4,492
Prepaid software maintenance	3,875	4,010
Prepaid taxes	917	591
Prepaid other	1,904	1,755
Other	637	998
Other current assets	$30,854	$25,486

Note 7. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2019	2018
Land and land interests(1)	$34,532	$32,887
Buildings and leasehold improvements	377,754	238,995
Equipment and other	417,239	383,284
Gross property and equipment	829,525	655,166
Accumulated depreciation	(353,974)	(321,319)
Property and equipment, net (excluding finance leases)	475,551	333,847
Finance lease right-of-use assets, net	25,350	—
Property and equipment, net	$500,901	$333,847
(1)

Land and land interests include certain leasehold interests in land within Pursuit for which we are considered to have perpetual use rights. The carrying amount of these leasehold interests was $8.2 million as of December 31, 2019 and $7.8 million as of December 31, 2018. The increase was due to additional purchased land in 2019. These land interests are not subject to amortization.

Depreciation expense was $45.6 million during 2019, $45.8 million during 2018, and $42.7 million during 2017.

Property and equipment purchased through accounts payable and accrued liabilities increased $4.2 million during 2019, decreased $1.9 million during 2018, and increased $2.3 million during 2017.

We recorded asset impairment charges to equipment of $3.8 million during the fourth quarter of 2019 primarily related to our audio-visual production business in the United Kingdom.

On December 29, 2016, the Mount Royal Hotel in Banff, Canada was damaged by a fire and closed from December 2016 through June 2018 for reconstruction. During 2017, we resolved our property and business interruption insurance claims related to the fire for a total of $36.3 million of which $29.3 million was recorded as an impairment recovery (partially offset by impairment charges of $0.2 million) related to construction costs to re-open the hotel.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	December 31,
(in thousands)	2019	2018
Cash surrender value of life insurance	$24,873	$23,815
Self-insured liability receivable	9,982	9,176
Contract costs	3,961	3,461
Other mutual funds	3,107	2,517
Other	3,196	3,941
Other investments and assets	$45,119	$42,910

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	GES North America	GES EMEA	Pursuit	Total
Balance at December 31, 2017	$155,505	$31,612	$83,434	$270,551
Foreign currency translation adjustments	(561)	(1,658)	(6,929)	(9,148)
Purchase price allocation adjustments	—	—	(73)	(73)
Balance at December 31, 2018	154,944	29,954	76,432	261,330
Business acquisitions	—	—	20,684	20,684
Foreign currency translation adjustments	332	875	4,762	5,969
Balance at December 31, 2019	$155,276	$30,829	$101,878	$287,983

The following table summarizes goodwill by reporting unit and segment:

	December 31,
(in thousands)	2019	2018
GES:
GES North America:
U.S.	$148,277	$148,277
Canada	6,999	6,667
GES EMEA	30,829	29,954
Total GES	186,105	184,898
Pursuit:
Banff Jasper Collection	55,524	32,009
Alaska Collection	3,184	3,184
Glacier Park Collection	1,758	1,268
FlyOver	41,412	39,971
Total Pursuit	101,878	76,432
Total Goodwill	$287,983	$261,330

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

GES North America’s goodwill is assigned to, and tested at, the operating segment level (GES U.S. and GES Canada, collectively “GES North America”). GES EMEA’s goodwill is assigned to and tested at the operating segment level. Pursuit’s goodwill impairment testing is performed at the reporting unit level (Banff Jasper Collection, the Alaska Collection, the Glacier Park Collection, and FlyOver).

Our accumulated goodwill impairment as of both December 31, 2019 and 2018 was $229.7 million.

Other intangible assets consisted of the following:

		December 31, 2019			December 31, 2018
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	7.8	$72,219	$(40,866)	$31,353	$67,729	$(31,201)	$36,528
Operating contracts and licenses	37.7	43,329	(1,881)	41,448	9,180	(1,376)	7,804
In-place lease	13.1	15,044	(231)	14,813	—	—	—
Tradenames	6.6	9,423	(4,338)	5,085	7,705	(3,109)	4,596
Non-compete agreements	2.0	2,077	(1,775)	302	5,174	(4,080)	1,094
Other	8.2	802	(66)	736	1,365	(553)	812
Total amortized intangible assets		142,894	(49,157)	93,737	91,153	(40,319)	50,834
Indefinite-lived intangible assets:
Business licenses		571	—	571	460	—	460
Other intangible assets		$143,465	$(49,157)	$94,308	$91,613	$(40,319)	$51,294

Intangible asset amortization expense was $10.6 million during 2019, $11.0 million during 2018, and $12.4 million during 2017. We recorded an impairment charge to intangible assets of $1.5 million during the fourth quarter of 2019 related to our audio-visual production business in the United Kingdom.

At December 31, 2019, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
2020	$9,151
2021	8,151
2022	7,491
2023	6,564
2024	5,340
Thereafter	57,040
Total	$93,737

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2019	2018
Continuing operations:
Commissions payable	$8,274	$2,703
Self-insured liability	5,668	5,688
Accrued sales and use taxes	5,451	5,397
Accrued employee benefit costs	3,564	3,224
Accrued legal settlement	2,500	—
Accrued restructuring	2,130	716
Accrued dividends	2,019	2,012
Current portion of pension and postretirement liabilities	1,899	2,310
Accrued professional fees	1,248	886
Accommodation services deposits	959	1,541
Deferred rent(1)	—	1,659
Other taxes	278	695
Other	5,187	4,501
Total continuing operations	39,177	31,332
Discontinued operations:
Environmental remediation liabilities	311	555
Self-insured liability	260	295
Other	76	76
Total discontinued operations	647	926
Total other current liabilities	$39,824	$32,258

(1)Upon the adoption of Topic 842, we reclassified deferred rent to operating lease obligations. We did not recast prior year financial statements under the new standard. Refer to Note 20 – Leases and Other for additional information.

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	December 31,
(in thousands)	2019	2018
Continuing operations:
Foreign deferred tax liability	$32,570	$9,768
Multi-employer pension plan withdrawal liability	15,693	—
Self-insured excess liability	9,982	9,176
Self-insured liability	8,682	10,681
Accrued compensation	7,485	6,664
Accrued restructuring	2,383	1,535
Deferred rent(1)	—	2,719
Contract liabilities	125	2,124
Other	2,423	1,868
Total continuing operations	79,343	44,535
Discontinued operations:
Self-insured liability	2,018	2,437
Environmental remediation liabilities	1,964	1,775
Other	382	244
Total discontinued operations	4,364	4,456
Total other deferred items and liabilities	$83,707	$48,991

(1)

Upon the adoption of Topic 842, we reclassified deferred rent to operating lease obligations. We did not recast prior year financial statements under the new standard. Refer to Note 20 – Leases and Other for additional information.

Note 12. Debt and Finance Lease Obligations

The components of long-term debt and finance lease obligations consisted of the following:

	December 31,
(in thousands, except interest rates)	2019	2018
2018 Credit Facility, 3.9% weighted-average interest rate at December 31, 2019 and 4.3% at December 31, 2018, due through 2023(1)	$311,464	$227,792
FlyOver Iceland Credit Facility, 4.9% weighted-average interest rate at December 31, 2019, due through 2022(1)	5,607	—
Less unamortized debt issuance costs	(1,836)	(2,310)
Total debt(2)	315,235	225,482
Finance lease obligations, 7.7% weighted-average interest rate at December 31, 2019 and 4.5% at December 31, 2018, due through 2021	25,257	4,639
Total debt and finance lease obligations(3)	340,492	230,121
Current portion(4)	(316,794)	(229,416)
Long-term debt and finance lease obligations	$23,698	$705
(1)

Represents the weighted-average interest rate in effect at the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.

(2)

The weighted-average interest rate on total debt (including unamortized debt issuance costs and commitment fees) was 4.2% for 2019, 4.3% for 2018 and 3.7% for 2017. The estimated fair value of total debt was $339.4 million as of December 31, 2019 and $228.6 million as of December 31, 2018. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.

(3)	Cash paid for interest on debt was $11.9 million during 2019, $8.5 million during 2018, and $7.7 million during 2017.
(4)	Borrowings under the 2018 Credit Facility are classified as current because all borrowed amounts are due within one year.

2018 Credit Agreement

Effective October 24, 2018, we entered into a Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”). The 2018 Credit Agreement has a maturity date of October 24, 2023 and provides for a $450 million revolving credit facility (“2018 Credit Facility”). Proceeds from the 2018 Credit Facility were used to refinance certain of our outstanding debt and provide us with additional funds for our operations, growth initiatives, acquisitions, and other general corporate purposes in the ordinary course of business. The 2018 Credit Facility may be increased up to an additional $250 million under certain circumstances and has a $20 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Our lenders under the 2018 Credit Facility have a first perfected security interest in all of our personal property including GES, GES Event Intelligence Services, Inc., CATC Alaska Tourism Corporation (“CATC”), ON Event Services, LLC (“ON Services”), and 65% of the capital stock of our top-tier foreign subsidiaries (other than Esja). Financial covenants include an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not greater than 3.50 to 1.00, with a step-up to 4.00 to 1.00 for four quarters following a material acquisition of $50 million or more. Dividends are permitted up to $15 million in any calendar year. In addition, we can declare and pay dividends or repurchase our common stock up to $20 million per calendar year. Dividends and repurchases above those thresholds are permitted as long as our pro forma leverage ratio is less than or equal to 2.75 to 1.00. Unsecured debt is allowed provided we are in compliance with the leverage ratio. In addition, the unsecured debt must mature after the expiration of the 2018 Credit Facility, cannot have scheduled principal payments while the 2018 Credit Facility is in place, and any covenants for unsecured debt cannot be more restrictive than the 2018 Credit Facility. Significant other covenants include limitations on investments, additional indebtedness, sales and dispositions of assets, and liens on property. As of December 31, 2019, the interest coverage ratio was 9.23 to 1.00, the leverage ratio was 2.48 to 1.00, and we were in compliance with all covenants under the 2018 Credit Agreement.

Effective July 23, 2019, we entered into an amendment (“Amendment No.1”) to the 2018 Credit Agreement. Amendment No.1 modified the terms related to the withdrawal liabilities of single and multi-employer ERISA plans.

Borrowings under the 2018 Credit Facility (of which GES, GES Event Intelligence Services, Inc., CATC, and ON Services are guarantors) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to our leverage ratio. As LIBOR will be phased out in 2021, our 2018 Credit Facility includes a method for determining an alternative or successor rate of interest that gives consideration to the new prevailing market convention. The vast majority of our borrowings under the 2018 Credit Facility are indexed to LIBOR. Commitment fees and letters of credit fees are also tied to our leverage ratio. The fees on the unused portion of the 2018 Credit Facility were 0.35% annually as of December 31, 2019. Only our borrowings under the 2018 Credit Facility and the discount rates we use to account for some leases are indexed to LIBOR. We do not expect the alternative or successor rate to LIBOR to have a material impact on either our 2018 Credit Facility or the accounting for our leases.

As of December 31, 2019, capacity remaining under the 2018 Credit Facility was $134.9 million, reflecting borrowings of $311.5 million and $3.6 million in outstanding letters of credit.

FlyOver Iceland Credit Facility

Effective February 15, 2019, FlyOver Iceland ehf., a wholly-owned subsidiary of Esja, entered into a credit agreement with a €5.0 million (approximately $5.6 million U.S. dollars) credit facility (the “FlyOver Iceland Credit Facility”) with a maturity date of March 1, 2022. The loan proceeds were used to complete the development of the FlyOver Iceland attraction. Quarterly payments will be made until the loan is repaid.

Aggregate annual maturities of long-term debt as of December 31, 2019 are as follows:

(in thousands)	Credit Facilities
Year ending December 31,
2020	$313,407
2021	1,583
2022	2,081
2023	—
2024	—
Thereafter	—
Total	$317,071

The aggregate annual maturities and the related amounts representing interest on finance lease obligations are included in Note 20 – Leases and Other.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$123	$123	$—	$—
Other mutual funds(2)	3,107	3,107	—	—
Total assets at fair value on a recurring basis	$3,230	$3,230	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$121	$121	$—	$—
Other mutual funds(2)	2,517	2,517	—	—
Total assets at fair value on a recurring basis	$2,638	$2,638	$—	$—
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

Note 14. Income Per Share

The components of basic and diluted income per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Net income attributable to Viad (diluted)	$22,035	$49,170	$57,707
Less: Allocation to non-vested shares	(147)	(458)	(700)
Adjustment to the redemption value of redeemable noncontrolling interest	(1,318)	(251)	—
Net income allocated to Viad common stockholders (basic)	$20,570	$48,461	$57,007
Basic weighted-average outstanding common shares	20,146	20,168	20,146
Additional dilutive shares related to share-based compensation	138	236	259
Diluted weighted-average outstanding shares	20,284	20,404	20,405
Income per share:
Basic income attributable to Viad common stockholders	$1.02	$2.40	$2.83
Diluted income attributable to Viad common stockholders	$1.02	$2.40	$2.83

Options to purchase 8,000 shares of common stock during 2019, 500 shares during 2018, and 8,000 shares during 2017 were outstanding but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.

Note 15. Preferred Stock Purchase Rights

We authorized five million shares of Preferred Stock and two million shares of Junior Participating Preferred Stock, none of which was outstanding on December 31, 2019.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (“AOCI”) by component are as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$616	$(12,026)	$(11,158)	$(22,568)
Other comprehensive income (loss) before reclassification	—	(24,306)	359	(23,947)
Amounts reclassified from AOCI, net of tax	—	—	724	724
Net other comprehensive income (loss)	—	(24,306)	1,083	(23,223)
Adoption of ASU 2016-01(1)	(616)	—	—	(616)
Adoption of ASU 2018-02(2)	—	—	(1,568)	(1,568)
Balance at December 31, 2018	$—	$(36,332)	$(11,643)	$(47,975)
Other comprehensive income (loss) before reclassifications	—	12,533	(10)	12,523
Amounts reclassified from AOCI, net of tax	—	—	(247)	(247)
Net other comprehensive income (loss)	—	12,533	(257)	12,276
Balance at December 31, 2019	$—	$(23,799)	$(11,900)	$(35,699)

(1)

Upon the adoption of ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, we recorded a cumulative-effect adjustment from unrealized gains on investments to beginning retained earnings.

(2)

Upon the adoption of ASU 2018-02, Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, we recorded a cumulative-effect adjustment from AOCI to beginning retained earnings.

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

Note 17. Income Taxes

We record current income tax expense for the amounts that we expect to report and pay on our income tax returns and deferred income tax expense for the change in the deferred tax assets and liabilities. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) that significantly changed U.S. tax law. One part of this Tax Act required the Company to pay a deemed repatriation tax of $5.2 million on its cumulative foreign E&P.  After application of tax year 2017 estimated tax payments, $1.1 million of the liability remains outstanding and is due in 2024.

Income from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Foreign	$49,171	$54,753	$82,919
United States	(23,061)	10,256	21,431
Income from continuing operations before income taxes	$26,110	$65,009	$104,350

Significant components of the income tax provision from continuing operations are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current:
United States:
Federal	$(2,260)	$41	$1,693
State	1,400	(335)	2,573
Foreign	13,764	12,039	15,583
Total current	12,904	11,745	19,849
Deferred:
United States:
Federal	(3,355)	1,860	19,893
State	(1,619)	860	1,761
Foreign	(5,424)	2,630	4,395
Total deferred	(10,398)	5,350	26,049
Income tax expense	$2,506	$17,095	$45,898

We are subject to income tax in jurisdictions in which we operate. A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
(in thousands)	2019		2018		2017
Computed income tax expense at statutory federal income tax rate	$5,483	21.0%	$13,665	21.0%	$36,522	35.0%
State income taxes, net of federal benefit	(173)	(0.2)%	3,489	5.4%	1,160	1.1%
Deemed mandatory repatriation state tax	—	0.0%	(909)	(1.4)%	1,206	1.2%
Deemed mandatory repatriation federal tax, net of foreign tax credit	—	0.0%	(1,690)	(2.6)%	6,936	6.6%
Remeasurement of deferred taxes due to change in tax rates *	(4,517)	(17.3)%	(510)	(0.8)%	8,000	7.7%
Foreign tax rate differential	3,122	12.0%	4,138	6.4%	(5,031)	(4.8)%
U.S. tax on current year foreign earnings, net of foreign tax credits	(1,792)	(6.9)%	(223)	(0.3)%	(2,726)	(2.6)%
Change in valuation allowance	920	1.8%	(653)	(1.0)%	(796)	(0.8)%
Other adjustments, net	(537)	(0.8)%	(212)	(0.3)%	627	0.6%
Income tax expense	$2,506	9.6%	$17,095	26.4%	$45,898	44.0%

* Included $0.6 million increase to the valuation allowance in 2017.

The components of deferred income tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Tax credit carryforwards	$7,879	$9,156
Pension, compensation, and other employee benefits	17,231	13,022
Provisions for losses	4,778	5,133
Net operating loss carryforward	5,371	4,707
State income taxes	3,089	1,546
Other deferred income tax assets	2,177	2,920
Total deferred tax assets	40,525	36,484
Valuation allowance	(4,276)	(3,356)
Foreign deferred tax assets included above	(2,351)	(2,468)
Net deferred tax assets	33,898	30,660
Deferred tax liabilities:
Property and equipment	(20,681)	(14,501)
Deferred tax related to life insurance	(3,945)	(3,498)
Goodwill and other intangible assets	(16,172)	(4,759)
Other deferred income tax liabilities	(1,858)	(939)
Total deferred tax liabilities	(42,656)	(23,697)
Foreign deferred tax liabilities included above	31,192	9,808
United States net deferred tax assets	$22,434	$16,771

We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. We had gross deferred tax assets of $40.5 million as of December 31, 2019 and $36.5 million as of December 31, 2018. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences and the utilization of tax attributes, including tax credit carryforwards.

As of December 31, 2019, foreign tax credit carryforwards were $5.4 million, of which $4.7 million are foreign tax credits against U.S. income tax which will begin to expire in 2021 and $0.7 million are creditable against United Kingdom taxes, which can be carried forward indefinitely. As of December 31, 2019, we had alternative minimum tax credit carryforwards of $1.9 million, and $0.6 million of U.S. research and development credit carryforwards.

We had gross state and foreign net operating loss carryforwards of $55.2 million as of December 31, 2019 and $49.1 million as of December 31, 2018, for which we had deferred tax assets of $5.4 million as of December 31, 2019 and $4.7 million as of December 31, 2018. The state net operating loss carryforwards of $1.9 million expire from 2020 through 2038 and are subject to a full valuation allowance since it is unlikely that we will utilize these tax benefits prior to expiration. The foreign net operating loss carryforwards of $3.2 million do not expire.

The valuation allowance was $4.3 million at December 31, 2019 and $3.4 million at December 31, 2018. The increase was primarily due to an increase for certain foreign net operating loss and credit carryforwards that do not meet the more likely-than-not threshold for recognition.

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

We exercise judgment in determining the income tax provision for positions taken on prior returns when the ultimate tax determination is uncertain. We classify liabilities associated with uncertain tax positions as “Other deferred items and liabilities” in the Consolidated Balance Sheets unless expected to be paid or released within one year. We had liabilities associated with uncertain tax positions, including interest and penalties, of $0.4 million as of December 31, 2019 and $0.4 million as of December 31, 2018. Uncertain tax positions, including interest and penalties, are classified as a component of income tax expense.

During 2019, we decreased the liability for continuing operations uncertain tax positions, including interest and penalties, by $0.4 million due to the lapse of statute. We expect $0.1 million of the continuing operations uncertain tax positions to be resolved or settled within the next twelve months and have classified this amount as a current liability.

A reconciliation of the liabilities associated with uncertain tax positions (excluding interest and penalties) is as follows:

(in thousands)	Continuing Operations	Discontinued Operations	Total
Balance at December 31, 2016	$1,559	$636	$2,195
Additions for tax positions taken in prior years	43	—	43
Reductions for lapse of applicable statutes	(177)	(636)	(813)
Balance at December 31, 2017	1,425	—	1,425
Additions for tax positions taken in prior years	31	—	31
Reductions for lapse of applicable statutes	(1,086)	—	(1,086)
Balance at December 31, 2018	370	—	370
Additions for tax positions taken in prior years	151	—	151
Reductions for lapse of applicable statutes	(296)	—	(296)
Balance at December 31, 2019	$225	$—	$225

We are subject to taxation in various jurisdictions and file federal, state and local income tax returns in the United States, Canada, the United Kingdom and other foreign countries. During the year, we concluded the IRS audit of the 2016 tax year and various other state tax audits, which resulted in a $0.1 million reduction of U.S. foreign tax credits and $0.3 million of additional tax expense. We are also currently in the process of resolving the audit by the Canada Revenue Agency for the 2016 and 2017 tax years, which we estimate will result in a $0.6 million reduction in existing depreciable assets and a $0.1 million of additional liability.

Our 2017 through 2018 U.S. federal tax years and various state tax years from 2014 through 2018 remain subject to income tax examinations by tax authorities. The tax years 2015 through 2018 remain subject to examination by various foreign taxing jurisdictions.

Cash paid for income taxes was $17.2 million during 2019, $27.3 million during 2018, and $14.6 million during 2017.

Note 18. Pension and Postretirement Benefits

Domestic Plans

We have frozen defined benefit pension plans held in trust for certain employees which we funded. We also maintain certain unfunded defined benefit pension plans, which provide supplemental benefits to select management employees. These plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations.

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

The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) of our pension plans consist of the following:

	December 31,
(in thousands)	2019	2018	2017
Net periodic benefit cost:
Service cost	$61	$64	$64
Interest cost	861	780	803
Expected return on plan assets	(99)	(193)	(176)
Recognized net actuarial loss	403	494	433
Net periodic benefit cost	1,226	1,145	1,124
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss)	1,305	(76)	114
Reversal of amortization item:
Net actuarial loss	(403)	(494)	(433)
Total recognized in other comprehensive income (loss)	902	(570)	(319)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,128	$575	$805

The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) of our postretirement benefit plans consist of the following:

	December 31,
(in thousands)	2019	2018	2017
Net periodic benefit cost:
Service cost	$64	$80	$92
Interest cost	458	449	413
Amortization of prior service credit	(189)	(205)	(431)
Recognized net actuarial loss	112	405	164
Net periodic benefit cost	445	729	238
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss)	(1,117)	170	237
Prior service credit	—	—	816
Reversal of amortization item:
Net actuarial loss	(112)	(405)	(164)
Prior service credit	189	205	431
Total recognized in other comprehensive income (loss)	(1,040)	(30)	1,320
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(595)	$699	$1,558

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$14,235	$15,440	$9,271	$9,857	$13,454	$13,807
Service cost	—	—	61	64	64	80
Interest cost	527	481	333	299	458	449
Actuarial adjustments	1,611	(887)	753	(425)	(1,117)	170
Benefits paid	(801)	(799)	(956)	(524)	(873)	(1,052)
Benefit obligation at end of year	15,572	14,235	9,462	9,271	11,986	13,454
Change in plan assets:
Fair value of plan assets at beginning of year	10,299	11,590	—	—	—	—
Actual return on plan assets	1,157	(1,043)	—	—	—	—
Company contributions	636	551	956	524	873	1,052
Benefits paid	(801)	(799)	(956)	(524)	(873)	(1,052)
Fair value of plan assets at end of year	11,291	10,299	—	—	—	—
Funded status at end of year	$(4,281)	$(3,936)	$(9,462)	$(9,271)	$(11,986)	$(13,454)

The net amounts recognized in the Consolidated Balance Sheets under the caption “Pension and postretirement benefits” as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2019	2018	2019	2018	2019	2018
Other current liabilities	$—	$—	$703	$974	$1,019	$1,160
Non-current liabilities	4,281	3,936	8,759	8,297	10,967	12,294
Net amount recognized	$4,281	$3,936	$9,462	$9,271	$11,986	$13,454

Amounts recognized in AOCI as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Total	Total
(in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Net actuarial loss	$8,856	$8,643	$2,744	$2,055	$1,320	$2,549	$12,920	$13,247
Prior service credit	—	—	—	—	43	(146)	43	(146)
Subtotal	8,856	8,643	2,744	2,055	1,363	2,403	12,963	13,101
Less tax effect	(2,236)	(2,182)	(693)	(519)	(344)	(607)	(3,273)	(3,308)
Total	$6,620	$6,461	$2,051	$1,536	$1,019	$1,796	$9,690	$9,793

The fair value of the domestic plans’ assets by asset class are as follows:

		Fair Value Measurements at December 31, 2019
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,267	$5,267	$—	$—
Equity securities	5,518	5,518	—	—
Cash	316	316	—	—
Other	190	—	190	—
Total	$11,291	$11,101	$190	$—

		Fair Value Measurements at December 31, 2018
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,355	$5,355	$—	$—
Equity securities	4,611	4,611	—	—
Cash	140	140	—	—
Other	193	—	193	—
Total	$10,299	$10,106	$193	$—

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

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans
2020	$1,441	$714	$1,035
2021	$928	$702	$985
2022	$1,002	$687	$956
2023	$996	$672	$928
2024	$962	$656	$893
2025-2029	$4,759	$2,985	$3,768

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

	December 31,
(in thousands)	2019	2018	2017
Net periodic benefit cost:
Service cost	$405	$552	$530
Interest cost	397	381	492
Expected return on plan assets	(487)	(505)	(602)
Recognized net actuarial loss	127	139	155
Settlement	—	—	777
Net periodic benefit cost	442	567	1,352
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss	605	(238)	(106)
Reversal of amortization of net actuarial loss	(127)	(139)	(155)
Total recognized in other comprehensive income (loss)	478	(377)	(261)
Total recognized in net periodic benefit cost and other comprehensive income	$920	$190	$1,091

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
(in thousands)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$8,134	$9,521	$2,290	$2,582
Service cost	405	552	—	—
Interest cost	320	308	77	73
Actuarial adjustments	1,037	(809)	106	(25)
Benefits paid	(336)	(732)	(178)	(184)
Translation adjustment	430	(706)	36	(156)
Benefit obligation at end of year	9,990	8,134	2,331	2,290
Change in plan assets:
Fair value of plan assets at beginning of year	8,243	9,493	—	—
Actual return on plan assets	1,156	(322)	—	—
Company contributions	515	514	178	184
Benefits paid	(336)	(732)	(178)	(184)
Translation adjustment	435	(710)	—	—
Fair value of plan assets at end of year	10,013	8,243	—	—
Funded status at end of year	$23	$109	$(2,331)	$(2,290)

The net amounts recognized in the Consolidated Balance Sheets under the caption “Pension and postretirement benefits” as of December 31 were as follows:

	Funded Plans		Unfunded Plans
(in thousands)	2019	2018	2019	2018
Non-current assets	$(43)	$(109)	$—	$—
Other current liabilities	—	—	177	176
Non-current liabilities	20	—	2,154	2,114
Net amount recognized	$(23)	$(109)	$2,331	$2,290

Net actuarial losses for the foreign funded plans recognized in AOCI were $2.6 million ($1.9 million after-tax) as of December 31, 2019 and $2.2 million ($1.6 million after-tax) as of December 31, 2018. Net actuarial losses for the foreign unfunded plans recognized in AOCI were $0.7 million ($0.5 million after-tax) as of December 31, 2019 and $0.6 million ($0.4 million after-tax) as of December 31, 2018.

The fair value information related to the foreign pension plans’ assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$5,194	$5,194	$—	$—
Equity securities	4,669	4,669	—	—
Other	150	150	—	—
Total	$10,013	$10,013	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$3,967	$3,967	$—	$—
Equity securities	4,087	4,087	—	—
Other	189	189	—	—
Total	$8,243	$8,243	$—	$—

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans
2020	$345	$177
2021	$355	$177
2022	$398	$176
2023	$438	$176
2024	$440	$175
2025-2029	$2,268	$860

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

The accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans
(in thousands)	2019	2018	2019	2018
Projected benefit obligation	$15,572	$14,235	$9,462	$9,271
Accumulated benefit obligation	$15,572	$14,235	$9,454	$9,224
Fair value of plan assets	$11,291	$10,299	$—	$—

	Foreign Plans
	Funded Plans		Unfunded Plans
(in thousands)	2019	2018	2019	2018
Projected benefit obligation	$9,990	$8,134	$2,331	$2,290
Accumulated benefit obligation	$9,347	$7,581	$2,331	$2,290
Fair value of plan assets	$10,013	$8,243	$—	$—

Contributions

In aggregate for both the domestic and foreign plans, we anticipate contributing $1.4 million to the funded pension plans, $0.9 million to the unfunded pension plans, and $1.0 million to the postretirement benefit plans in 2020.

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2019	2018	2019	2018	2019	2018	2019	2018
Discount rate	3.15%	4.30%	3.13%	4.21%	3.17%	4.29%	2.92%	3.58%
Rate of compensation increase	N/A	N/A	N/A	3.00%	N/A	N/A	2.34%	2.24%

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2019	2018	2019	2018	2019	2018	2019	2018
Discount rate	4.28%	3.60%	4.22%	3.55%	4.29%	3.59%	3.68%	3.27%
Expected return on plan assets	5.50%	5.50%	N/A	N/A	0.00%	0.00%	4.55%	4.62%
Rate of compensation increase	N/A	N/A	3.00%	3.00%	N/A	N/A	2.34%	2.24%

Multi-employer Plans

We contribute to various defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees. The financial risks of participating in these multi-employer pension plans generally include the fact that the unfunded obligations of the plan may be borne by solvent participating employers. In addition, if we were to discontinue participating in some of our multi-employer pension plans, we could be required to pay a withdrawal liability amount based on the underfunded status of the plan. We finalized the terms of the new collective bargaining agreement with the Teamsters 727 union. The terms included a withdrawal from the underfunded Central States pension plan. Accordingly, we recorded a charge of $15.5 million, which represents the estimated present value of future contributions we will be required to make to the plan as a result of this withdrawal and $0.2 million of other withdrawal costs. Currently, we do not anticipate triggering any withdrawal from any other multi-employer pension plan to which we currently contribute. We also contribute to defined contribution plans pursuant to collective bargaining agreements, which are generally not subject to the funding risks inherent in defined benefit pension plans. The overall level of contributions to our multi-employer plans may significantly vary from year to year based on the demand for union-represented labor to support our operations. We do not have any minimum contribution requirements for future periods pursuant to our collective bargaining agreements for individually significant multi-employer plans.

Our participation in multi-employer pension plans for 2019 is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2019 and 2018 relates to the plan’s year end as of December 31, 2018 and 2017, respectively, and is based on information received from the plan. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

		Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Viad Contributions			Surcharge Paid	Expiration Date of Collective Bargaining Agreement(s)
(in thousands)	EIN	No.	2019	2018		2019	2018	2017
Pension Fund:
Western Conference of Teamsters Pension Plan	91-6145047	1	Green	Green	No	$6,754	$6,471	$7,809	No	3/31/2020
Southern California Local 831—Employer Pension Fund(1)	95-6376874	1	Green	Green	No	3,427	3,087	3,087	No	8/31/2021
Chicago Regional Council of Carpenters Pension Fund	36-6130207	1	Green	Green	Yes	2,877	2,876	2,390	No	5/31/2023
Electrical Contractors Assoc. Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Plan #2	51-6030753	2	Green	Green	No	1,651	927	1,099	No	6/6/2021
IBEW Local Union No 357 Pension Plan A	88-6023284	1	Green	Green	No	1,074	1,025	1,682	No	6/16/2021
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	1	Red	Red	Yes	872	1,177	1,060	No	3/31/2023
Southern California IBEW-NECA Pension Fund	95-6392774	1	Yellow	Yellow	Yes	799	881	905	Yes	8/31/2021
Machinery Movers Riggers & Mach Erect Local 136 Supplemental Retirement Plan(1)	36-1416355	11	Yellow	Yellow	Yes	797	1,328	719	Yes	6/30/2024
Sign Pictorial & Display Industry Pension Plan(1)	94-6278490	1	Green	Green	No	768	778	654	No	3/31/2021
Southwest Carpenters Pension Trust	95-6042875	1	Green	Green	No	717	789	883	No	7/31/2023
New England Teamsters & Trucking Industry Pension	04-6372430	1	Red	Red	Yes	506	423	772	No	3/31/2022
All other funds(2)						3,625	3,734	2,900
Total contributions to defined benefit plans						23,867	23,496	23,960
Total contributions to other plans						3,416	2,900	2,613
Total contributions to multi-employer plans						$27,283	$26,396	$26,573
(1)	We contributed more than 5% of total plan contributions for the plan year detailed in the plans’ most recent Form 5500s.
(2)	Represents participation in 35 pension funds during 2019.

Other Employee Benefits

We match U.S. employee contributions to the 401(k) plan with shares of our common stock held in treasury up to 100% of the first 3% of a participant’s salary plus 50% of the next 2%. The expense associated with our match was $5.0 million for 2019, $4.8 million for 2018, and $4.2 million for 2017.

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

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2016	$2,274	$1,092	$416	$3,782
Restructuring charges	442	265	297	1,004
Cash payments	(1,165)	(550)	(538)	(2,253)
Adjustment to liability	—	—	16	16
Balance at December 31, 2017	1,551	807	191	2,549
Restructuring charges	1,457	—	130	1,587
Cash payments	(1,379)	(156)	(181)	(1,716)
Adjustment to liability	410	(451)	(128)	(169)
Balance at December 31, 2018	2,039	200	12	2,251
Restructuring charges	6,071	1,817	492	8,380
Cash payments	(5,169)	(752)	(272)	(6,193)
Adjustment to liability	(6)	74	7	75
Balance at December 31, 2019	$2,935	$1,339	$239	$4,513

As of December 31, 2019, we expect to pay the liabilities related to severance and employee benefits by the end of 2020. The liability related to future lease payments will be paid over the remaining lease terms. Refer to Note 23 – Segment Information, for information regarding restructuring charges by segment.

Note 20. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		December 31,
(in thousands)	Classification on the Consolidated Balance Sheet	2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$103,314
Finance lease assets	Property and equipment, net	25,350
Total lease assets		$128,664

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$22,180
Finance lease obligations	Current portion of debt and finance lease obligations	3,386
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	82,851
Finance lease obligations	Long-term debt and finance lease obligations	21,871
Total lease liabilities		$130,288

The components of lease expense consisted of the following:

Year Ended
(in thousands)	December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$2,780
Interest on lease liabilities	924
Operating lease cost	26,511
Short-term lease cost	1,932
Variable lease cost	6,271
Total lease cost, net	$38,418

Other information related to operating and finance leases are as follows:

Year Ended
(in thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,146
Operating cash flows from finance leases	$502
Financing cash flows from finance leases	$2,698
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$125,755
Finance leases	$18,822

December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	8.17
Finance leases	14.01
Weighted-average discount rate:
Operating leases	5.77%
Finance leases	7.73%

As of December 31, 2019, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2020	$25,449	$4,868	$30,317
2021	18,600	4,113	22,713
2022	16,310	3,620	19,930
2023	13,257	3,185	16,442
2024	9,978	2,524	12,502
Thereafter	54,388	24,222	78,610
Total future lease payments	137,982	42,532	180,514
Less: Amount representing interest	(32,951)	(17,275)	(50,226)
Present value of minimum lease payments	105,031	25,257	130,288
Current portion	22,180	3,386	25,566
Long-term portion	$82,851	$21,871	$104,722

As of December 31, 2019, the estimated future minimum rentals under non-cancellable leases, which includes rental income from facilities that we own and sublease income from facilities that we lease, are as follows:

(in thousands)
2020	$2,141
2021	1,837
2022	1,491
2023	1,289
2024	1,038
Thereafter	4,402
Total minimum sublease rents	$12,198

Leases Not Yet Commenced

As of December 31, 2019, we had certain facility and land leases that were executed but for which we did not have control of the underlying assets. Accordingly, we did not record the lease liabilities and right-of-use assets on our Consolidated Balance Sheets. These leases include future planned attractions for Pursuit that are currently in the planning or development phase and that we expect the lease commencement dates to begin between fiscal years 2020 and 2022 with lease terms of 15 to 47 years.

Leases Under Previous Lease Accounting Standard

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

Note 21. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. During the year ended December 31, 2019, we recorded an $8.5 million charge to resolve a legal dispute at GES involving a former industry contractor. Although the amount of liability as of

December 31, 2019 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of December 31, 2019, we had recorded environmental remediation liabilities of $2.3 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of December 31, 2019, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of December 31, 2019 would be $79.3 million. These guarantees relate to our leased equipment and facilities through January 2040. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

A significant number of our employees are unionized and we are a party to approximately 100 collective bargaining agreements, with approximately one-third requiring renegotiation each year. If we are unable to reach an agreement with a union during the collective bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact our business and results of operations. We believe that relations with our employees are satisfactory and that collective bargaining agreements expiring in 2020 will be renegotiated in the ordinary course of business. Although our labor relations are currently stable, disruptions could occur, with the possibility of an adverse impact on the operating results of GES. During 2019, we finalized the terms of a new collective bargaining agreement with the Teamsters Local 727 union. The terms included a withdrawal from the underfunded Central States Pension Plan. Accordingly, we recorded a charge of $15.5 million, which represents the estimated present value of future contributions we will be required to make to the plan as a result of this withdrawal and $0.2 million of other withdrawal costs. Refer to Note 18 – Pension and Postretirement Benefits for additional information on specific union-related pension issues.

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $14.3 million as of December 31, 2019, which includes $9.9 million related to workers’ compensation liabilities, and $4.4 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $2.3 million as of December 31, 2019. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.6 million as of December 31, 2019. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $6.9 million for 2019, $5.4 million for 2018, and $5.5 million for 2017.

In addition, as of December 31, 2019, we have recorded insurance liabilities of $10.0 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.5 million related to workers’ compensation liabilities and $3.5 million related to general/auto liability claims, which are recorded in other deferred items and liabilities in the Consolidated Balance Sheets with a corresponding receivable in other investments.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2017	$6,648
Net loss attributable to redeemable noncontrolling interest	(317)
Adjustment to the redemption value	251
Foreign currency translation adjustment	(673)
Balance at December 31, 2018	$5,909
Net loss attributable to redeemable noncontrolling interest	(821)
Adjustment to the redemption value	1,318
Foreign currency translation adjustment	(234)
Balance at December 31, 2019	$6,172

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

Our reportable segments, with reconciliations to consolidated totals, are as follows:
	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenue:
GES:
GES North America	$936,032	$909,790	$943,952
GES EMEA	233,591	218,247	209,825
Intersegment eliminations	(20,741)	(17,140)	(20,680)
Total GES	1,148,882	1,110,897	1,133,097
Pursuit	222,813	185,287	173,868
Total revenue	$1,371,695	$1,296,184	$1,306,965
Segment operating income:
GES:
GES North America	$27,659	$29,981	$41,156
GES EMEA	8,274	9,621	9,575
Total GES	35,933	39,602	50,731
Pursuit	54,310	48,915	47,867
Segment operating income	90,243	88,517	98,598
Corporate eliminations (1)	67	67	67
Corporate activities	(10,865)	(10,993)	(12,396)
Operating income	79,445	77,591	86,269
Interest income	369	354	319
Interest expense	(14,199)	(9,640)	(8,304)
Multi-employer pension plan withdrawal	(15,693)	—	—
Other expense (2)	(1,586)	(1,744)	(2,028)
Restructuring recoveries (charges):
GES North America	(6,157)	(408)	354
GES EMEA	(1,731)	(1,049)	(1,061)
Pursuit	(52)	(140)	(86)
Corporate	(440)	10	(211)
Impairment (charges) recoveries:
GES	(5,346)	—	—
Pursuit	—	35	29,098
Legal settlement:
GES	(8,500)	—	—
Income from continuing operations before income taxes	$26,110	$65,009	$104,350
(1)

Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

(2)

We adopted ASU 2017-07 on January 1, 2018, which requires retrospective adoption. As a result, we recorded the nonservice cost component of net periodic benefit cost within other expense for the years ended December 31, 2019 and 2018, and we reclassified $2.0 million from operating expenses to other expense for 2017 to conform with current period presentation.

	December 31,
(in thousands)	2019	2018	2017
Assets:
GES:
GES North America	$475,279	$406,484	$406,038
GES EMEA	132,975	111,798	110,788
Pursuit	589,205	357,630	350,256
Corporate and other	121,232	46,629	52,817
	$1,318,691	$922,541	$919,899
Depreciation and amortization:
GES:
GES North America	$29,321	$30,855	$30,260
GES EMEA	6,260	7,071	7,004
Pursuit	23,154	18,690	17,653
Corporate and other	229	226	197
	$58,964	$56,842	$55,114
Capital expenditures:
GES:
GES North America	$19,099	$19,263	$18,900
GES EMEA	7,098	7,065	6,521
Pursuit	49,934	56,865	30,786
Corporate and other	16	152	414
	$76,147	$83,345	$56,621

Geographic Areas

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, Germany, and to a lesser extent, in certain other countries. GES revenue is designated as domestic or foreign based on the originating location of the product or service. Long-lived assets are attributed to domestic or foreign based principally on the physical location of the assets. Long-lived assets consist of “Property and equipment, net” and “Other investments and assets.” The table below presents the financial information by major geographic area:

	December 31,
(in thousands)	2019	2018	2017
Revenue:
United States	$925,140	$894,442	$913,210
EMEA	235,436	218,247	209,824
Canada	211,119	183,495	183,931
Total revenue	$1,371,695	$1,296,184	$1,306,965
Long-lived assets:
United States	$205,399	$182,140	$180,345
EMEA	63,582	48,553	43,630
Canada	277,039	146,064	129,108
Total long-lived assets	$546,020	$376,757	$353,083

Note 24. Common Stock Repurchases

We previously announced our Board of Directors’ authorization to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares.

No shares were repurchased on the open market during 2019. During 2018, we repurchased 340,473 shares on the open market for $17.2 million. No shares were repurchased on the open market during 2017. As of December 31, 2019, 600,067 shares remain available for repurchase. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

Note 25. Selected Quarterly Financial Information (Unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information:

	2019				2018
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:	$285,594	$402,279	$362,488	$321,334	$277,428	$363,677	$358,163	$296,916
Operating income (loss):
Ongoing operations (1)	$(11,236)	$46,442	$54,822	$141	$(10,989)	$38,402	$56,551	$4,018
Business interruption gain	—	141	—	—	190	377	35	—
Corporate activities	(1,833)	(3,282)	(2,680)	(3,070)	(2,217)	(2,535)	(3,777)	(2,464)
Interest income	98	83	79	109	84	53	101	116
Interest expense	(2,915)	(2,957)	(3,740)	(4,587)	(2,069)	(2,354)	(2,608)	(2,609)
Multi-employer pension plan withdrawal	—	(15,508)	—	(185)	—	—	—	—
Other expense	(455)	(456)	(281)	(394)	(238)	(543)	(527)	(436)
Restructuring charges	(688)	(4,455)	(1,702)	(1,535)	(162)	(662)	(175)	(588)
Legal settlement	(8,500)	—	—	—	—	—	—	—
Impairment recoveries (charges)	—	—	—	(5,346)	—	35	—	—
Income from continuing operations before income taxes	$(25,529)	$20,008	$46,498	$(14,867)	$(15,401)	$32,773	$49,600	$(1,963)
Income (loss) from continuing operations attributable to Viad	$(17,490)	$13,364	$31,557	$(5,315)	$(10,315)	$23,769	$37,635	$(3,400)
Net income (loss) attributable to Viad	$(17,777)	$13,824	$31,416	$(5,428)	$(9,387)	$23,490	$37,389	$(2,322)
Diluted income (loss) per common share: (2)
Continuing operations attributable to Viad	$(0.88)	$0.65	$1.54	$(0.30)	$(0.51)	$1.16	$1.84	$(0.17)
Net income (loss) attributable to Viad common stockholders	$(0.89)	$0.67	$1.53	$(0.31)	$(0.47)	$1.15	$1.83	$(0.12)

(1)	Represents revenue less costs of services and cost of products sold.
(2)	The sum of quarterly income per share amounts may not equal annual income per share due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viad Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Litigation, Claims, Contingencies, and Other—Self Insurance Reserves —Refer to Notes 1 and 21 to the financial statements

Critical Audit Matter Description

The Company is self-insured up to certain limits for workers’ compensation, automobile, product and general liability claims. Reserves for losses for claims incurred, including actuarially derived estimated claims incurred but not reported, are made by the Company based on historical experience, claims frequency, insurance coverage, and other factors. The Company purchases insurance for amounts in excess of self-insured levels.  The aggregate amount of these insurance liabilities related to continuing operations was $24.3 million as of December 31, 2019.

Given the subjectivity of estimating the projected settlement value of reported and unreported claims, auditing the self-

insurance reserves involved especially subjective auditor judgment and an increased extent of effort, including the need to involve our actuarial specialist when auditing the self-insurance reserve, and therefore we have identified this as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the self-insurance reserves included the following, among others:

•	We tested the effectiveness of controls related to self-insurance reserves, including those over the projection of settlement value of reported and unreported claims.
•	We evaluated the methods and assumptions used by management to estimate the self-insurance reserves by:
•	Agreeing the underlying claims data to source documents that served as the basis for the Company’s actuarial analysis, to evaluate whether the inputs to the actuarial estimate were reasonable.
•

Comparing management’s prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the self-insurance reserves.

•

With the assistance of our actuarial specialists, we developed independent estimates of the self-insurance reserves, using standard traditional actuarial methodologies, and compared our estimates to management’s estimates.

/s/ Deloitte & Touche LLP

Phoenix, Arizona

February 26, 2020

We have served as the Company’s auditor since at least 1929; however, an earlier year could not be reliably determined.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

There were no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

Management performed an assessment of the effectiveness of our internal control over financial reporting using the criteria described in the “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2019.

In accordance with the SEC’s published guidance, our management has excluded from its assessment the internal control over financial reporting for Mountain Park Lodges, which we acquired on June 8, 2019 and whose financial statements constitute 9.8% of total assets and 1.4% of revenue of our consolidated financial statement amounts as of and for the year ended December 31, 2019.

Based on our assessment, we concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to our audit of the effectiveness of our internal control over financial reporting, which appears on the following page of this 2019 Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viad Corp

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Mountain Park Lodges, Inc., which was acquired on June 8, 2019, and whose financial statements constitute 9.8% of total assets and 1.4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Mountain Park Lodges, Inc.

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

February 26, 2020

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, director nomination procedures, and the Audit Committee of our Board of Directors is included in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2020 (the “Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Corporate Governance,” and “Stock Ownership Information,” and are incorporated herein by reference. Information regarding our executive officers is located in Part I, “Other – Information about our Executive Officers” of this 2019 Form 10-K.

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

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement under the caption “Ratification of the Selection of Deloitte & Touche LLP as Our Independent Registered Public Accounting Firm for 2020” and is incorporated herein by reference.

PART IV

Item 15. Exhibits AND Financial Statement Schedule

(a)	Financial Statements and Schedule

See Index to Financial Statements and Financial Statement Schedule at Item 8 of this 2019 Form 10-K.

(b)	Exhibit Index

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

2.A		Share Purchase Agreement, dated May 27, 2019, by and among Brewster Travel Canada Inc., Jas-Day Investments Ltd., and 2192449 Alberta Ltd.	8-K		2.1	5/30/2019

2.B		Share and Unit Purchase Agreement, dated May 27, 2019, by and among Brewster Travel Canada Inc., Jas-Day Investments Ltd., 2187582 Alberta Ltd., and The Sawridge Hotels Limited Partnership.	8-K		2.2	5/30/2019

3.A		Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004 (SEC File No. 001-11015; SEC Film No. 04961107).	10-Q	6/30/2004	3.A	8/9/2004

3.B		Bylaws of Viad Corp, as amended through December 5, 2013.	8-K		3	12/9/2013

4. A1		$450,000,000 Second Amended and Restated Credit Agreement by and among Viad Corp, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated as of October 24, 2018.	8-K		4.1	10/25/2018

4.A2

Amendment No. 1, dated July 23, 2019, to the Second Amended and Restated Credit Agreement, Dated October 24, 2018, between Viad Corp and JPMorgan Chase Bank, N.A., as Lender, as LC Issuer, as Swing Line Lender, and as administrative agent, and other lenders party thereto.

			8-K		4.A2	7/25/2019

4.B	*	Description of Viad Corp’s Securities

10.A1	+	2007 Viad Corp Omnibus Incentive Plan, filed as Appendix A to Viad Corp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.	DEF 14A			4/13/2012

10.A2	+	Form of Restricted Stock Agreement - Executives, (three-year cliff vesting), effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.A	3/28/2014

10.A3	+	Form of Restricted Stock Units Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.B	3/28/2014

10.A4	+	Form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.F	2/28/2008

10.A5	+	Form of Non-Qualified Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.B	2/26/2010

10.A6	+	Form of Incentive Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.A	2/26/2010

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.A7	+	Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.D	3/5/2013

10.A8	+	Amendment to the Viad Corp Performance Unit Incentive Plan, as amended February 27, 2013 pursuant to the 2007 Viad Corp Omnibus Incentive Plan, effective as of February 24, 2016.	8-K		10.B	3/1/2016

10.A9	+	Form of Performance Unit Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.C	3/28/2014

10.A10	+	Form of Performance Unit Agreement, effective as of February 24, 2016, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.A	3/1/2016

10.B1	+	2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	8-K		10.1	5/23/2017

10.B3	+	Form of Restricted Stock Units Agreement, effective as of May 18, 2017, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	8-K		10.4	5/23/2017

10.B4	+	Form of Management Incentive Plan (MIP) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B4	2/28/2018

10.B5	+	Form of Management Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B5	2/28/2018

10.B6	+	Form of Performance Unit Incentive Plan (“PUP”) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B6	2/28/2018

10.B7	+	Form of 2017 Viad Corp Omnibus Incentive Plan Performance Unit Agreement, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B7	2/28/2018

10.B8	+	Form of Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B8	2/28/2018

10.B9	+	Form of Restricted Stock Agreement – Non-Employee Directors, effective as of May 18, 2017, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	8-K		10.2	5/23/2017

10.B10	+	Form of Restricted Stock Agreement – Non-Employee Directors, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	10-K	12/31/2017	10.B10	2/28/2018

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.C1	+	Forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005.	8-K		10.B	8/29/2007

10.C2	+	Form of Viad Corp Executive Severance Plan (Tier I-2013) effective as February 27, 2013.	8-K		10.B	3/5/2013

10.C3	+	Amendment No. 1 to Viad Corp Executive Severance Plan (Tier I), effective as of February 26, 2014.	8-K		10	3/4/2014

10.C4	+	Severance Agreement (No Change in Control) between Viad Corp and Steven W. Moster, effective as of December 3, 2014.	8-K		10.B	12/5/2014

10.C5	+	Severance Agreement (No Change in Control) between Viad Corp and David W. Barry, effective as of April 22, 2015.	10-K	12/31/2015	10.H4	3/11/2016

10.C6	+	Severance Agreement and General Release between Viad Corp and Deborah J. DePaoli, effective as of November 29, 2017.	8-K/A		10.1	12/1/2017

10.E1	+	Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A.	8-K		10.A	8/29/2007

10.F1	+	Viad Corp Defined Contribution Supplemental Executive Retirement Plan, effective as of January 1, 2013.	8-K		10.E	3/5/2013

10.G1	+	Executive Officer Pay Continuation Policy adopted February 7, 2007.	8-K		10.A	2/13/2007

10.H1	+	Viad Corp Directors’ Matching Gift Program, effective as of February 18, 1999.	10-K	12/31/2018	10.H1	2/27/2019

10.I1	+	Form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987.	10-K	12/31/2008	10.1	2/27/2009

10.J1	+	Summary of Compensation Program of Non-Employee Directors of Viad Corp, effective as of February 27, 2018.	10-Q	3/31/2018	10.J1	5/9/2018

21	*	List of Viad Corp Subsidiaries.

23	*	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-8 of its report contained in this Annual Report.

24	*	Power of Attorney signed by Viad Corp Directors.

31.1	# *	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	#*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date
32.1	#**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document.

101.SCH	****	XBRL Taxonomy Extension Schema Document.

101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File
*	Filed herewith.
**	Furnished herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith
+	Management contract or compensation plan or arrangement.
#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the SEC upon request.

Item 16. Form 10-K summary

None.

VIAD CORP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
(in thousands)	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts	Write-Offs	Other(1)	Balance at End of Year
Allowances for doubtful accounts:
December 31, 2017	1,342	2,470	49	(1,529)	(309)	2,023
December 31, 2018	2,023	414	39	(1,170)	(18)	1,288
December 31, 2019	1,288	1,050	45	(1,182)	(1)	1,200
Deferred tax valuation allowance:
December 31, 2017	3,998	1,385	—	(1,595)	222	4,010
December 31, 2018	4,010	1,230	—	(1,851)	(33)	3,356
December 31, 2019	3,356	884	—	—	36	4,276

(1)	“Other” primarily includes foreign exchange translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2020.

VIAD CORP

By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	February 26, 2020	By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer, Director

Principal Financial Officer

Date:	February 26, 2020	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Chief Financial Officer

Principal Accounting Officer

Date:	February 26, 2020	By:	/s/ Leslie S. Striedel
Leslie S. Striedel
Chief Accounting Officer

Directors

Andrew B. Benett* Denise M. Coll*
Richard H. Dozer*
Virginia L. Henkels*
Edward E. Mace*
Robert E. Munzenrider*
Joshua E. Schechter*

Date:	February 26, 2020	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Attorney-in-Fact
*	Pursuant to power of attorney filed as Exhibit 24 to this 2019 Form 10-K