Form 10-Q
period 2020-03-31
VIAD CORP
filed 2020-06-22
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.50 Par Value	VVI	New York Stock Exchange
Junior Participating Preferred Stock, par value $0.01 per share	--	--

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

As of June 15, 2020, there were 20,408,428 shares of Common Stock ($1.50 par value) outstanding.

EXPLANATORY NOTE

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

The SEC issued an order on March 4, 2020, and as revised on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, (Release No. 34-88465) (the “SEC Order”). The SEC Order provides that a registrant subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, if certain conditions are satisfied.

We relied on the SEC Order to delay the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 due to circumstances related to the coronavirus pandemic (“COVID-19”).

We have experienced extreme disruption to our business and operations due to the unprecedented conditions surrounding COVID-19. As a result of the COVID-19 adverse effects, we were required to conduct additional impairment testing and other complex financial analysis in order to complete our financial statements and review for the quarter ended March 31, 2020. A significant portion of our finance and accounting personnel are either on furlough or working reduced hours, and we are requiring all of our personnel to work remotely, which has increased the difficulty of completing these required reviews.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$130,528	$61,999
Accounts receivable, net of allowances for doubtful accounts of $10,154 and $1,200, respectively	112,081	126,246
Inventories	17,528	17,269
Current contract costs	14,999	24,535
Other current assets	37,377	30,854
Total current assets	312,513	260,903
Property and equipment, net	481,622	500,901
Other investments and assets	45,544	45,119
Operating lease right-of-use assets	96,719	103,314
Deferred income taxes	37,228	26,163
Goodwill	204,613	287,983
Other intangible assets, net	69,222	94,308
Total Assets	$1,247,461	$1,318,691
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$86,050	$86,660
Contract liabilities	36,750	50,671
Accrued compensation	12,652	32,658
Operating lease obligations	20,708	22,180
Other current liabilities	46,750	39,824
Current portion of debt and finance lease obligations	420,830	5,330
Total current liabilities	623,740	237,323
Long-term debt and finance lease obligations	18,016	335,162
Pension and postretirement benefits	25,921	26,247
Long-term operating lease obligations	78,685	82,851
Other deferred items and liabilities	75,743	83,707
Total liabilities	822,105	765,290
Commitments and contingencies
Redeemable noncontrolling interest	4,908	6,172
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	570,859	574,473
Retained earnings	34,347	122,971
Accumulated other comprehensive loss	(63,543)	(35,699)
Common stock in treasury, at cost, 4,544,371 and 4,588,084 shares, respectively	(229,770)	(231,649)
Total Viad stockholders’ equity	349,295	467,498
Non-redeemable noncontrolling interest	71,153	79,731
Total stockholders’ equity	420,448	547,229
Total Liabilities and Stockholders’ Equity	$1,247,461	$1,318,691

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2019
Revenue:
Services	$275,556	$250,641
Products	30,452	34,953
Total revenue	306,008	285,594
Costs and expenses:
Costs of services	284,402	263,356
Costs of products	31,006	33,474
Corporate activities	789	1,833
Interest income	(79)	(98)
Interest expense	4,018	2,915
Other expense	419	455
Restructuring charges	851	688
Legal settlement	—	8,500
Impairment charges	88,380	—
Total costs and expenses	409,786	311,123
Loss from continuing operations before income taxes	(103,778)	(25,529)
Income tax benefit	(15,797)	(7,595)
Loss from continuing operations	(87,981)	(17,934)
Loss from discontinued operations	(454)	(287)
Net loss	(88,435)	(18,221)
Net loss attributable to non-redeemable noncontrolling interest	1,333	420
Net loss attributable to redeemable noncontrolling interest	517	24
Net loss attributable to Viad	$(86,585)	$(17,777)
Diluted loss per common share:
Continuing operations attributable to Viad common stockholders	$(4.27)	$(0.88)
Discontinued operations attributable to Viad common stockholders	(0.02)	(0.01)
Net loss attributable to Viad common stockholders	$(4.29)	$(0.89)
Weighted-average outstanding and potentially dilutive common shares	20,215	20,076
Basic loss per common share:
Continuing operations attributable to Viad common stockholders	$(4.27)	$(0.88)
Discontinued operations attributable to Viad common stockholders	(0.02)	(0.01)
Net loss attributable to Viad common stockholders	$(4.29)	$(0.89)
Weighted-average outstanding common shares	20,215	20,076
Dividends declared per common share	$0.10	$0.10
Amounts attributable to Viad common stockholders
Loss from continuing operations	$(86,131)	$(17,490)
Loss from discontinued operations	(454)	(287)
Net loss	$(86,585)	$(17,777)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net loss	$(88,435)	$(18,221)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(28,158)	4,780
Change in net actuarial loss, net of tax (1)	341	120
Change in prior service cost, net of tax (1)	(27)	(35)
Comprehensive loss	(116,279)	(13,356)
Non-redeemable noncontrolling interest:
Comprehensive loss attributable to non-redeemable noncontrolling interest	1,333	420
Unrealized foreign currency translation adjustments	(5,719)	—
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	517	24
Comprehensive loss attributable to Viad	$(120,148)	$(12,912)

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2019	$37,402	$574,473	$122,971	$(35,699)	$(231,649)	$467,498	$79,731	$547,229
Net loss	—	—	(86,585)	—	—	(86,585)	(1,333)	(87,918)
Dividends on common stock ($0.10 per share)	—	—	(2,038)	—	—	(2,038)	—	(2,038)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,526)	(1,526)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(1,059)	(1,059)	—	(1,059)
Common stock purchased for treasury	—	—	—	—	(2,785)	(2,785)	—	(2,785)
Employee benefit plans	—	(3,810)	—	—	5,722	1,912	—	1,912
Share-based compensation - equity awards	—	276	—	—	—	276	—	276
Unrealized foreign currency translation adjustment, net of tax	—	—	—	(28,158)	—	(28,158)	(5,719)	(33,877)
Amortization of net actuarial loss, net of tax	—	—	—	341	—	341	—	341
Amortization of prior service cost, net of tax	—	—	—	(27)	—	(27)	—	(27)
Other, net	—	(80)	(1)	—	1	(80)	—	(80)
Balance, March 31, 2020	$37,402	$570,859	$34,347	$(63,543)	$(229,770)	$349,295	$71,153	$420,448

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

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(88,435)	$(18,221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,285	13,188
Deferred income taxes	(15,799)	(9,098)
Loss from discontinued operations	454	287
Restructuring charges	851	688
Legal settlement	—	8,500
Impairment charges	88,380	—
Gains on dispositions of property and other assets	(85)	(551)
Share-based compensation (benefit) expense	(2,145)	2,206
Other non-cash items, net	9,342	1,041
Change in operating assets and liabilities:
Receivables	15,651	(25,545)
Inventories	(711)	(874)
Current contract costs	8,970	(4,838)
Accounts payable	(1,109)	12,868
Restructuring liabilities	(1,293)	(714)
Accrued compensation	(20,551)	(7,490)
Contract liabilities	(12,602)	32,379
Payments on operating lease obligations	(6,529)	(6,198)
Income taxes payable	17,753	6
Other assets and liabilities, net	(12,146)	10,386
Net cash (used in) provided by operating activities	(4,719)	8,020
Cash flows from investing activities
Capital expenditures	(23,246)	(19,543)
Proceeds from dispositions of property and other assets	85	611
Net cash used in investing activities	(23,161)	(18,932)
Cash flows from financing activities
Proceeds from borrowings	160,755	28,347
Payments on debt and finance lease obligations	(56,077)	(14,376)
Dividends paid on common stock	(2,038)	(2,028)
Distributions to noncontrolling interest	(1,526)	—
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,059)	(2,905)
Common stock purchased for treasury	(2,785)	—
Proceeds from exercise of stock options	2,077	—
Net cash provided by financing activities	99,347	9,038
Effect of exchange rate changes on cash and cash equivalents	(2,938)	454
Net change in cash and cash equivalents	68,529	(1,420)
Cash and cash equivalents, beginning of year	61,999	44,893
Cash and cash equivalents, end of period	$130,528	$43,473

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

Pursuit

Pursuit is a collection of inspiring and unforgettable travel experiences that include recreational attractions, unique hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services. Pursuit comprises the Banff Jasper Collection, the Alaska Collection, the Glacier Park Collection, and FlyOver.

Impact of COVID-19 and Going Concern

On March 11, 2020, the World Health Organization declared COVID-19 a “pandemic.” COVID-19 has spread rapidly, with a high concentration of confirmed cases in the U.S. and other countries in which we operate. The rapid spread has resulted in authorities around the world implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. The COVID-19 pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies.

The COVID-19 pandemic is having and will likely continue to have a significant and negative impact on our operations and financial performance, with live event and tourism activities largely shut down. As a result, we have taken the following measures to improve our liquidity position due to COVID-19:

•

On March 17, 2020, we borrowed $123 million under the revolving credit facility (the “2018 Credit Facility”) as a proactive measure to increase our cash position and preserve financial flexibility. At the end of March 2020, we repaid $32 million and in early April 2020, we borrowed $31 million under the 2018 Credit Facility. Refer to Note 12 – Debt and Finance Lease Obligations and Note 24 – Subsequent Events;

•	We implemented aggressive cost reduction actions, including furloughs, mandatory unpaid time off, or salary reductions for all employees;
•	Our executive management voluntarily reduced its base salaries by 20% to 50%;
•	The non-employee members of our Board of Directors agreed to reduce their annual cash retainer and committee retainers by 50% for payments typically made to them in the second quarter of 2020;
•	We have eliminated all non-essential capital expenditures and discretionary spending;
•	In March 2020, our Board of Directors suspended future dividend payments and share repurchases;
•	On April 20, 2020, we suspended our 401(k) Plan employer match contributions. Refer to Note 24 – Subsequent Events;
•	On May 8, 2020, we obtained a waiver of our financial covenants for the quarter ending June 30, 2020. Refer to Note 12 – Debt and Finance Lease Obligations and Note 24 – Subsequent Events;
•	We availed ourselves of governmental assistance programs for wages and tax relief; and
•

In May 2020, we terminated our legacy life insurance policies on former employees and received the cash proceeds of $24.8 million. Refer to Note 8 – Other Investments and Assets and Note 24 – Subsequent Events.

Although we were in compliance with the financial covenants of our Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”) as of March 31, 2020, disruptions caused by the COVID-19 pandemic have had and are likely to continue to have a significant and negative impact on our operations and financial performance. In May 2020, we entered into an amendment to our 2018 Credit Agreement, which waived our financial covenants for the quarter ending June 30, 2020 and added a new minimum liquidity requirement. However, we expect to be unable to meet our financial covenants beginning with the quarter ending September 30, 2020, and as a result, the entire $412.6 million balance outstanding under the 2018 Credit Facility as of March 31, 2020 has been classified as a current liability. We are actively negotiating with our lenders to further amend our 2018 Credit Agreement, and we are pursuing options to raise capital and enhance our liquidity position. We cannot provide any assurance regarding the likelihood, certainty, or exact timing of our ability to raise capital or our ability to obtain further amendments to the 2018 Credit Agreement in a timely manner, or on acceptable terms, if at all. If we are unable to raise capital or obtain a waiver to our financial covenants, our lenders may exercise remedies against us, including the acceleration of our outstanding indebtedness. We also expect to be unable to meet our financial covenants under our FlyOver Iceland Credit Facility beginning with the quarter ending September 30, 2020, and as a result, the $5.3 million balance outstanding as of March 31, 2020 has been classified as a current liability. We have concluded that the shut-down of live event and tourism activities resulting in substantial net losses and operating cash outflows and the expected inability to maintain compliance with debt covenants discussed above raise substantial doubt about our ability to continue as a going concern for a period through one year from the issuance of the financial statements. We have prepared the financial statements on a going concern basis, which do not include any adjustments that might result from the outcome of this uncertainty.

Due to the deteriorating macroeconomic environment, disruptions to our operations, and the sustained decline in our stock price caused by COVID-19, we determined an interim triggering event had occurred, which required us to assess the carrying values of goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) No. 350, Intangibles – Goodwill and Other. Based on this assessment, we recorded a non-cash goodwill impairment charge of $72.7 million during the three months ended March 31, 2020 associated with the GES U.S., GES EMEA, and Pursuit’s Glacier Park Collection reporting units. Additionally, during the three months ended March 31, 2020, we recorded a non-cash impairment charge to other intangible assets of $15.7 million related to our U.S. audio-visual production business. The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve. Refer to Note 9 – Goodwill and Other Intangible Assets for additional information.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or SEC rules and regulations for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020 (“2019 Form 10-K”). We corrected the classification of debt as of December 31, 2019. Refer to Note 12 – Debt and Finance Lease Obligations.

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
Standards Not Yet Adopted
ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes

The amendment enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as ownership changes in investments, and interim-period accounting for enacted changes in tax law.

1/1/2021

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
Standards Recently Adopted
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments

The amendment eliminates the incurred credit loss impairment methodology and replaces it with an expected credit loss concept based on historical experience, current conditions, and reasonable and supportable forecasts.

1/1/2020

We adopted this new standard on a modified retrospective basis. The adoption of this new standard on January 1, 2020 did not have a material impact on our condensed consolidated financial statements. However, due to the significant economic impact of COVID-19, we recorded an increase of $2.8 million to the provision for credit losses during March 2020.

ASU 2020-04, Reference Rate Reform (Topic 848)

The amendment provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. Topic 848 provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met.

3/12/2020

Topic 848 was effective beginning on March 12, 2020, and we will apply the amendments prospectively through December 31, 2022. There was no impact to our condensed consolidated financial statements for the quarter ended March 31, 2020 as a result of adopting this amendment.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things: impairment testing of recorded goodwill and intangible assets; allowances for uncollectible accounts receivable; provisions for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; sublease income associated with restructuring liabilities; pension and postretirement benefit costs and obligations; share-based compensation costs; the discount rates used to value lease obligations; the redemption value of redeemable noncontrolling interests; and the allocation of purchase price of acquired businesses. Actual results could differ from these and other estimates.

Revenue Recognition

Revenue is measured based on a specified amount of consideration in a contract with a customer, net of commissions paid to customers and amounts collected on behalf of third parties. We recognize revenue when a performance obligation is satisfied by transferring control of a product or service to a customer.

GES’ service revenue is primarily derived through its comprehensive range of services to event organizers and corporate brand marketers including Core Services, Event Technology, and Audio-Visual. GES’ service revenue is earned over time over the duration of the exhibition, conference, or corporate event, which generally lasts one to three days. GES’ product revenue is derived from the build of exhibits and environments and graphics. GES’ product revenue is recognized at a point in time upon delivery of the product.

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

Noncontrolling Interests – Non-redeemable and Redeemable

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the 20% equity ownership interest that we do not own in Glacier Park, Inc., the 40% equity interest that we do not own in the Mountain Park Lodges, and the 49% equity interest that we do not own in the new entity that will operate the Pursuit Sky Lagoon attraction. We report non-redeemable noncontrolling interest within stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of consolidated net income or loss attributable to Viad and the non-redeemable noncontrolling interest is presented in the Condensed Consolidated Statements of Operations.

We consider noncontrolling interests with redemption features that are not solely within our control to be redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 54.5% equity ownership interest in Esja Attractions ehf. (“Esja”), which owns the FlyOver Iceland attraction. The Esja shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Condensed Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to retained earnings and is included in our income per share. Refer to Note 21 – Redeemable Noncontrolling Interest for additional information.

Leases

We recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet and classify leases as either finance or operating leases. The classification of the lease determines whether we recognize the lease expense on an effective interest method basis (finance lease) or on a straight-line basis (operating lease) over the lease term. In determining whether an agreement contains a lease, we consider if we have a right to control the use of the underlying asset during the lease term in exchange for an obligation to make lease payments arising from the lease. We recognize ROU assets and lease liabilities at commencement date, which is when the underlying asset is available for use to a lessee, based on the present value of lease payments over the lease term.

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

If a lease contains a renewal option that is reasonably certain to be exercised, then the lease term includes the optional periods in measuring a ROU asset and lease liability. We evaluate the reasonably certain threshold at lease commencement, and it is typically met if we identify substantial economic incentives or termination penalties. We do not include variable leases and variable non-lease components in the calculation of the ROU asset and corresponding lease liability. For facility leases, variable lease costs include the costs of common area maintenance, taxes, and insurance for which we pay our lessors an estimate that we adjust to actual expense on a quarterly or annual basis depending on the underlying contract terms. We expense these variable lease payments as incurred. Our lease agreements do not contain any significant residual value guarantees or restrictive covenants.

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

We are also a lessor to third party tenants who either lease certain portions of facilities that we own or sublease certain portions of facilities that we lease. We record lease income from owned facilities as rental income and we record sublease income from leased facilities against lease expense in the Condensed Consolidated Statements of Operations. We classify all of our leases for which we are the lessor as operating leases.

Note 2. Revenue and Related Contract Costs and Contract Liabilities

GES’ performance obligations consist of services or product(s) outlined in a contract. While we often sign multi-year contracts for recurring events, the obligations for each occurrence are well defined and conclude upon the occurrence of each event. The obligations are typically the provision of services and/or sale of a product in connection with an exhibition, conference, or other event. GES’ revenue is earned over time over the duration of the event, but as a practical expedient we recognize revenue when we have a right to invoice at the close of the exhibition, conference, or corporate event, which typically lasts one to three days or when a customer cancels a contract. We recognize revenue for consumer events over the duration of the event. We recognize revenue for products either upon delivery to the customer’s location, upon delivery to an event that we are serving, or when we have the right to invoice, generally at the close of the exhibition, conference, or corporate event, or when a customer cancels a contract. If a customer cancels a contract, then GES is generally contractually able to invoice the customer for contract costs that have been incurred by GES in preparing for the exhibition, conference, or corporate event. Payment terms are generally within 30-60 days and contain no significant financing components.

Pursuit’s performance obligations are short-term in nature. They include the provision of a hotel room, an attraction admission, a chartered or ticketed bus or van ride, the fulfillment of travel planning itineraries, and/or the sale of food, beverage, or retail products. We recognize revenue when the service has been provided or the product has been delivered. When we extend credit, payment terms are generally within 30 days and contain no significant financing components.

Contract Liabilities

GES and Pursuit typically receive customer deposits prior to transferring the related product or service to the customer. We record these deposits as a contract liability, which are recognized as revenue upon satisfaction of the related contract performance obligation(s). GES also provides customer rebates and volume discounts to certain event organizers that we recognize as a reduction of revenue. We include these amounts in the Condensed Consolidated Balance Sheets under the captions “Contract liabilities” and “Other deferred items and liabilities.”

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2019	$50,796
Cash additions	53,284
Revenue recognized	(64,430)
Foreign exchange translation adjustment	(1,482)
Balance at March 31, 2020	$38,168

Contract Costs

GES capitalizes certain incremental costs incurred in obtaining and fulfilling contracts. Capitalized costs principally relate to direct costs of materials and services incurred in fulfilling services of future exhibitions, conferences, and events, and also include up-front incentives and commissions incurred upon contract signing. We expense costs associated with preliminary contract activities (i.e. proposal activities) as incurred. Capitalized contract costs are expensed upon the transfer of the related goods or services and are included in cost of services or cost of products, as applicable. We include the deferred incremental costs of obtaining and fulfilling contracts in the Condensed Consolidated Balance Sheets under the captions “Current contract costs” and “Other investments and assets.”

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2019	$28,496
Additions	11,672
Expenses	(17,679)
Cancelled	(2,086)
Foreign exchange translation adjustment	(644)
Balance at March 31, 2020	$19,759

As of March 31, 2020, capitalized contract costs consisted of $1.7 million to obtain contracts and $18.1 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three months ended March 31, 2020 or 2019.

Disaggregation of Revenue

The following tables disaggregate GES and Pursuit revenue by major product line, timing of revenue recognition, and markets served:

GES

	Three Months Ended March 31, 2020
(in thousands)	GES North America	GES EMEA	Intersegment Eliminations	Total
Services:
Core services	$210,183	$26,503	$—	$236,686
Audio-visual	17,430	4,034	—	21,464
Event technology	5,554	2,861	—	8,415
Intersegment eliminations	—	—	(1,989)	(1,989)
Total services	233,167	33,398	(1,989)	264,576
Products:
Core products	18,591	9,318	—	27,909
Total revenue	$251,758	$42,716	$(1,989)	$292,485

Timing of revenue recognition:
Services transferred over time	$233,167	$33,398	$(1,989)	$264,576
Products transferred over time(1)	10,577	2,450	—	13,027
Products transferred at a point in time	8,014	6,868	—	14,882
Total revenue	$251,758	$42,716	$(1,989)	$292,485

Markets:
Exhibitions	$184,358	$32,547	$—	$216,905
Conferences	35,890	4,807	—	40,697
Corporate events	26,964	5,154	—	32,118
Consumer events	4,546	208	—	4,754
Intersegment eliminations	—	—	(1,989)	(1,989)
Total revenue	$251,758	$42,716	$(1,989)	$292,485

(1)	GES’ graphics product revenue is earned over time over the duration of the event as it is considered a part of the single performance obligation satisfied over time.

	Three Months Ended March 31, 2019
(in thousands)	GES North America	GES EMEA	Intersegment Eliminations	Total
Services:
Core services	$179,873	$31,063	$—	$210,936
Audio-visual	18,406	3,888	—	22,294
Event technology	8,763	2,953	—	11,716
Intersegment eliminations	—	—	(2,690)	(2,690)
Total services	207,042	37,904	(2,690)	242,256
Products:
Core products	16,199	16,472	—	32,671
Total revenue	$223,241	$54,376	$(2,690)	$274,927

Timing of revenue recognition:
Services transferred over time	$207,042	$37,904	$(2,690)	$242,256
Products transferred over time(1)	11,269	3,479	—	14,748
Products transferred at a point in time	4,930	12,993	—	17,923
Total revenue	$223,241	$54,376	$(2,690)	$274,927

Markets:
Exhibitions	$136,429	$45,655	$—	$182,084
Conferences	47,862	2,982	—	50,844
Corporate events	32,787	5,545	—	38,332
Consumer events	6,163	194	—	6,357
Intersegment eliminations	—	—	(2,690)	(2,690)
Total revenue	$223,241	$54,376	$(2,690)	$274,927

(1)	GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Pursuit

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Services:
Admissions	$4,102	$3,525
Accommodations	4,517	2,418
Transportation	2,056	1,995
Travel planning	416	632
Intersegment eliminations	(111)	(185)
Total services revenue	10,980	8,385
Products:
Food and beverage	1,649	1,364
Retail operations	894	918
Total products revenue	2,543	2,282
Total revenue	$13,523	$10,667

Timing of revenue recognition:
Services transferred over time	$10,980	$8,385
Products transferred at a point in time	2,543	2,282
Total revenue	$13,523	$10,667

Markets:
Banff Jasper Collection	$9,799	$7,870
Alaska Collection	151	180
Glacier Park Collection	723	823
FlyOver	2,850	1,794
Total revenue	$13,523	$10,667

Note 3. Share-Based Compensation

The following table summarizes share-based compensation (income) expense:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Performance unit incentive plan (“PUP”)(1)	$(2,635)	$1,423
Restricted stock	650	693
Restricted stock units	(160)	90
Share-based compensation (income) expense before income tax benefit	(2,145)	2,206
Income tax benefit	(109)	(558)
Share-based compensation (income) expense, net of income tax benefit	$(2,254)	$1,648
(1)

PUP awards are liability-based awards that are tied to our stock price and the expected achievement of certain performance-based criteria. During the three months ended March 31, 2020, the value of the PUP awards decreased due to the reduction of our estimated performance achievement and the decline in our stock price as a result of COVID-19.

The following table summarizes the activity of the outstanding share-based compensation awards:

	PUP Awards		Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2019	214,904	$52.53	136,123	$52.66	11,623	$52.17
Granted	84,898	$56.15	47,742	$55.91	3,391	$55.24
Vested	(67,866)	$47.43	(61,475)	$50.02	(2,815)	$47.45
Forfeited	(595)	$58.79	(1,494)	$54.39	(760)	$56.88
Balance at March 31, 2020	231,341	$55.34	120,896	$55.26	11,439	$53.93

Viad Corp Omnibus Incentive Plan

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of March 31, 2020, there were 1,505,330 shares available for future grant under the 2017 Plan.

PUP Awards

The vesting of PUP award shares is based upon achievement of certain performance-based criteria over a three-year period.

During the three months ended March 31, 2020, we granted PUP awards with a grant date fair value of $4.8 million of which $1.8 million are payable in shares. Liabilities related to PUP awards were $0.4 million as of March 31, 2020 and $5.3 million as of December 31, 2019. In 2020, PUP awards granted in 2017 vested and we paid $2.6 million in cash. No PUP awards were paid in shares in 2020. In 2019, PUP awards granted in 2016 vested and we paid $5.6 million in cash and $3.4 million in shares. In 2019, we withheld 25,771 shares for $1.5 million related to tax withholding requirements on vested PUP awards paid in shares.

Restricted Stock

As of March 31, 2020, the unamortized cost of outstanding restricted stock awards was $4.4 million, which we expect to recognize over a weighted-average period of approximately 1.8 years. We repurchased 17,674 shares for $1.1 million during the three months ended March 31, 2020 and 24,067 shares for $1.4 million during the three months ended March 31, 2019 related to tax withholding requirements on vested share-based awards.

Restricted Stock Units

Aggregate liabilities related to restricted stock units were $0.1 million as of March 31, 2020 and $0.4 million as of December 31, 2019. During the three months ended March 31, 2020, restricted stock units vested and we paid $0.2 million in cash. During the three months ended March 31, 2019, restricted stock units vested and we paid $0.3 million in cash.

Stock Options

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2019	41,143	$16.62
Exercised	(41,143)	$16.62
Options outstanding and exercisable at March 31, 2020	—	$—

Note 4. Acquisitions

2019 Acquisitions

Belton Chalet

On May 16, 2019, we acquired the Belton Chalet in Glacier National Park for total cash consideration of $3.2 million. Transaction costs associated with the acquisition were $0.3 million during 2019, which are included in “Cost of services” in the Consolidated Statements of Operations. We included these assets in the consolidated financial statements from the date of acquisition.

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

Transaction costs associated with the Mountain Park Lodges were $0.9 million in 2019, which are included in “Corporate activities” in the Consolidated Statements of Operations. We included these assets and results of operations in the consolidated financial statements from the date of acquisition. During the three months ended March 31, 2020, revenue related to the Mountain Park Lodges was $2.9 million and operating loss was $2.4 million.

Identifiable intangible assets acquired in the Mountain Park Lodges acquisition were $20.2 million and consist primarily of in-place leases, customer relationships, and trade names. The weighted average amortization period related to the intangible assets was approximately 30.8 years.

Pursuit – Sky Lagoon Attraction

On July 25, 2019, we announced plans for a new geothermal lagoon attraction that will be located on an oceanfront lot just outside downtown Reykjavik, Iceland. We acquired a 51% controlling interest for $13.2 million in the new entity that will manage the Pursuit Sky Lagoon attraction, which we will operate in partnership with Geothermal Lagoon ehf., the Icelandic entity that owns the lagoon assets. The noncontrolling interest’s carrying value was determined by the fair value of the noncontrolling interest as of the acquisition date and the noncontrolling interest’s share of the subsequent net income or loss. The amortization of the resulting operating contract intangible is not deductible for tax purposes. We expect to open our new attraction in 2021.

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the completion of the Mountain Park Lodges acquisition was on January 1, 2019. We do not consider the Pursuit Sky Lagoon attraction or the Belton Chalet significant acquisitions and accordingly, they are not included in the following pro forma results of operations:

Three Months Ended
(in thousands, except per share data)	March 31, 2019
Revenue	$289,476
Depreciation and amortization	$14,508
Loss from continuing operations	$(18,760)
Net loss attributable to Viad	$(18,228)
Diluted loss per share(1)	$(0.91)
Basic loss per share	$(0.91)
(1)	Diluted loss per share amount cannot exceed basic loss per share.

Note 5. Inventories

We state inventories, which consist primarily of exhibit design and construction materials and supplies, as well as retail inventory, at the lower of cost (first-in, first-out and specific identification methods) or net realizable value.

The components of inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Raw materials	$11,895	$11,788
Finished goods	5,633	5,481
Inventories	$17,528	$17,269

Note 6. Other Current Assets

Other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Income tax receivable	$18,492	$13,250
Prepaid software maintenance	5,110	3,875
Prepaid insurance	5,027	5,573
Prepaid vendor payments	3,852	4,698
Prepaid taxes	653	917
Prepaid other	3,753	1,904
Other	490	637
Other current assets	$37,377	$30,854

Note 7. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Land and land interests	$34,169	$34,532
Buildings and leasehold improvements	361,971	377,754
Equipment and other	417,965	417,239
Gross property and equipment	814,105	829,525
Accumulated depreciation	(355,439)	(353,974)
Property and equipment, net (excluding finance leases)	458,666	475,551
Finance lease right-of-use assets, net	22,956	25,350
Property and equipment, net	$481,622	$500,901

Depreciation expense was $12.2 million for the three months ended March 31, 2020 and $10.1 million for the three months ended March 31, 2019.

Amortization expense on finance lease assets was $0.9 million for the three months ended March 31, 2020 and $0.6 million for the three months ended March 31, 2019.

Property and equipment purchased through accounts payable and accrued liabilities decreased $4.6 million during the three months ended March 31, 2020 and decreased $1.5 million during the three months ended March 31, 2019.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Cash surrender value of life insurance(1)	$24,951	$24,873
Self-insured liability receivable	9,982	9,982
Contract costs	4,760	3,961
Other mutual funds	2,633	3,107
Other	3,218	3,196
Other investments and assets	$45,544	$45,119

(1)	In May 2020, we terminated our life insurance policies and received cash proceeds of $24.8 million. Refer to Note 24 – Subsequent Events.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	GES North America	GES EMEA	Pursuit	Total
Balance at December 31, 2019	$155,276	$30,829	$101,878	$287,983
Goodwill impairment	(41,887)	(29,042)	(1,757)	(72,686)
Foreign currency translation adjustments	(534)	(1,787)	(8,363)	(10,684)
Balance at March 31, 2020	$112,855	$—	$91,758	$204,613

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

In early March 2020, as a result of COVID-19 concerns, we began to see event postponements and cancellations at GES, as well as some cancelled bookings at Pursuit. This quickly escalated into the shut-down of event activity and tourism as government mandated closures and stay-at-home orders went more broadly into effect around the world. As demand halted, we essentially placed our businesses into a state of hibernation to preserve cash. As select areas of the global economy have begun to re-open, primarily at the discretion of local authorities, we are beginning to restart our business with enhanced health and safety protocols in place. On May 7, 2020, we re-opened FlyOver Iceland, and we have begun and expect to continue to re-open other Pursuit experiences in June as restrictions are eased. However, exhibition and event activity has yet to resume. For GES, we believe that as governments lift restrictions, events in certain geographies will start to take place again during the third quarter and we stand ready to reactivate areas of that business when it makes sense to do so.

During the three months ended March 31, 2020, we determined that an interim triggering event had occurred due to the deteriorating macroeconomic environment, disruptions to our operations, and the sustained decline in our stock price caused by COVID-19. As such, we performed an interim evaluation of goodwill as of March 31, 2020. As a result of the interim impairment test, we recorded non-cash goodwill impairment charges of $41.9 million associated with GES U.S., $29.0 million associated with GES EMEA, and $1.8 million associated with Pursuit’s Glacier Park Collection. We recorded an income tax benefit of $12.4 million related to these goodwill impairment charges.

Given the evolving, uncertain nature of COVID-19, and the uncertain government and consumer reactions, the estimates and assumptions regarding expected future cash flows, discount rates, and terminal values used in our goodwill impairment analysis require considerable judgment and are based on our current estimates of market conditions, financial forecasts, and industry trends. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results including additional impairment charges in the future.

Other intangible assets consisted of the following:

		March 31, 2020			December 31, 2019
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	6.6	$39,395	$(25,144)	$14,251	$72,219	$(40,866)	$31,353
Operating contracts and licenses	37.2	37,924	(1,757)	36,167	43,329	(1,881)	41,448
In-place lease	13.7	13,897	(280)	13,617	15,044	(231)	14,813
Tradenames	7.4	5,397	(1,688)	3,709	9,423	(4,338)	5,085
Non-compete agreements	1.8	697	(453)	244	2,077	(1,775)	302
Other	7.9	742	(70)	672	802	(66)	736
Total amortized intangible assets		98,052	(29,392)	68,660	142,894	(49,157)	93,737
Indefinite-lived intangible assets:
Business licenses		562	—	562	571	—	571
Other intangible assets		$98,614	$(29,392)	$69,222	$143,465	$(49,157)	$94,308

Intangible asset amortization expense was $2.2 million for the three months ended March 31, 2020 and $2.5 million for the three months ended March 31, 2019. We recorded an impairment charge to intangible assets of $15.7 million during the three months ended March 31, 2020 related to our U.S. audio-visual production business.

At March 31, 2020, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2020	$4,305
2021	4,948
2022	4,832
2023	4,203
2024	3,282
Thereafter	47,090
Total	$68,660

The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve.

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Continuing operations:
Accrued sales and use taxes	$7,751	$5,451
Commissions payable	7,450	8,274
Accrued employee benefit costs	6,249	3,564
Self-insured liability	6,001	5,668
Accommodation services deposits	5,863	959
Accrued dividends	2,023	2,019
Current portion of pension and postretirement liabilities	1,722	1,899
Accrued restructuring	1,705	2,130
Accrued legal settlement	1,250	2,500
Accrued professional fees	1,125	1,248
Other taxes	542	278
Other	4,398	5,187
Total continuing operations	46,079	39,177
Discontinued operations:
Self-insured liability	386	260
Environmental remediation liabilities	206	311
Other	79	76
Total discontinued operations	671	647
Total other current liabilities	$46,750	$39,824

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Continuing operations:
Foreign deferred tax liability	$27,374	$32,570
Multi-employer pension plan withdrawal liability	15,508	15,693
Self-insured excess liability	9,982	9,982
Self-insured liability	8,314	8,682
Accrued compensation	4,409	7,485
Accrued restructuring	2,250	2,383
Contract liabilities	1,418	125
Other	2,206	2,423
Total continuing operations	71,461	79,343
Discontinued operations:
Environmental remediation liabilities	2,125	1,964
Self-insured liability	1,778	2,018
Other	379	382
Total discontinued operations	4,282	4,364
Total other deferred items and liabilities	$75,743	$83,707

Note 12. Debt and Finance Lease Obligations

The components of long-term debt and finance lease obligations consisted of the following:

	March 31,	December 31,
(in thousands, except interest rates)	2020	2019
2018 Credit Facility, 3.1% weighted-average interest rate at March 31, 2020 and 3.9% at December 31, 2019, due through 2023(1)	$412,551	$311,464
FlyOver Iceland Credit Facility, 4.9% weighted-average interest rate at March 31, 2020 and December 31, 2019, due through 2022(1)	5,254	5,607
Less unamortized debt issuance costs	(1,708)	(1,836)
Total debt (2)	416,097	315,235
Finance lease obligations, 7.8% weighted-average interest rate at March 31, 2020 and December 31, 2019, due through 2021	22,749	25,257
Total debt and finance lease obligations (3)	438,846	340,492
Current portion (4)(5)	(420,830)	(5,330)
Long-term debt and finance lease obligations	$18,016	$335,162
(1)

Represents the weighted-average interest rate in effect at the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.

(2)

The estimated fair value of total debt and finance leases was $430.1 million as of March 31, 2020 and $339.4 million as of December 31, 2019. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.

(3)	Cash paid for interest on debt was $3.5 million for the three months ended March 31, 2020 and $2.7 million for the three months ended March 31, 2019.
(4)

Subsequent to the filing of our 2019 Form 10-K, we identified a correction related to the classification of the 2018 Credit Facility (as defined below) from current to long-term given that the 2018 Credit Facility’s contractual maturity is not within 12 months of the balance sheet date, and we were in compliance with all applicable covenants as of December 31, 2019. As a result, we corrected the classification of the debt on the accompanying condensed consolidated balance sheet and the disclosure related to classification of debt in the table above as of December 31, 2019 to present the 2018 Credit Facility as long-term. Except for this change, the correction had no impact upon this Quarterly Report on Form 10-Q. We determined that the error is not material to the previously issued financial statements.

(5)

As discussed below, in May 2020, we entered into an amendment to our 2018 Credit Agreement (as defined below), which waived our financial covenants for the quarter ending June 30, 2020. However, we expect to be unable to meet our financial covenants beginning with the quarter ending September 30, 2020, and as a result, the entire $412.6 million balance outstanding under the 2018 Credit Facility as of March 31, 2020 has been classified as a current liability. We are actively negotiating with our lenders to further amend our 2018 Credit Agreement; however, we cannot provide any assurance regarding our ability to obtain further amendments to the 2018 Credit Agreement in a timely manner, or on acceptable terms, if at all. If we are unable to obtain a waiver to our financial covenants, our lenders may exercise remedies against us, including the acceleration of our outstanding indebtedness We also expect to be unable to meet our financial covenants under our FlyOver Iceland Credit Facility beginning with the quarter ending September 30, 2020, and as a result, the $5.3 million balance outstanding as of March 31, 2020 has been classified as a current liability.

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

Unsecured debt is allowed provided we are in compliance with the leverage ratio. In addition, the unsecured debt must mature after the expiration of the 2018 Credit Facility, cannot have scheduled principal payments while the 2018 Credit Facility is in place, and any covenants for unsecured debt cannot be more restrictive than the 2018 Credit Facility. Significant other covenants include limitations on investments, additional indebtedness, sales and dispositions of assets, and liens on property. As of March 31, 2020, the interest coverage ratio was 9.16 to 1.00, the leverage ratio was 3.13 to 1.00, and we were in compliance with all covenants under the 2018 Credit Agreement.

Effective July 23, 2019, we entered into an amendment (“Amendment No. 1”) to the 2018 Credit Agreement. Amendment No.1 modified the terms related to the withdrawal liabilities of single and multi-employer ERISA plans.

Effective May 8, 2020, we entered into an amendment (“Amendment No. 2”) to the 2018 Credit Agreement. Amendment No. 2, which among other things, waived our financial covenants for the quarter ending June 30, 2020 under the 2018 Credit Agreement and added a new minimum liquidity requirement; however, we expect to be unable to meet our financial covenants beginning with the quarter ending September 30, 2020. Refer to Note 1 – Overview and Basis of Presentation (Impact of COVID-19 and Going Concern) and Note 24 – Subsequent Events for additional information.

We index borrowings under the 2018 Credit Facility (of which GES, GES Event Intelligence Services, Inc., CATC, and ON Services are guarantors) to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to our leverage ratio. As LIBOR will be phased out in 2021, our 2018 Credit Facility includes a method for determining an alternative or successor rate of interest that considers the new prevailing market convention. The vast majority of our borrowings under the 2018 Credit Facility are indexed to LIBOR. Commitment fees and letters of credit fees are also tied to our leverage ratio. The fees on the unused portion of the 2018 Credit Facility were 0.35% annually as of March 31, 2020. We index only our borrowings under the 2018 Credit Facility and the discount rates we use to account for some leases to LIBOR. We do not expect the alternative or successor rate to LIBOR to have a material impact on either our 2018 Credit Facility or the accounting for our leases.

On March 17, 2020, we borrowed $123.0 million under the 2018 Credit Facility as a proactive measure to increase our cash position and preserve financial flexibility due to uncertainty in the global markets resulting from the COVID-19 outbreak.

As of March 31, 2020, capacity remaining under the 2018 Credit Facility was $33.8 million, reflecting borrowings of $412.6 million and $3.6 million in outstanding letters of credit. In early April 2020, we borrowed $31 million under the 2018 Credit Facility.

FlyOver Iceland Credit Facility

Effective February 15, 2019, FlyOver Iceland ehf., a wholly-owned subsidiary of Esja, entered into a credit agreement with a €5.0 million (approximately $5.6 million U.S. dollars) credit facility (the “FlyOver Iceland Credit Facility”) with a maturity date of March 1, 2022. We used the loan proceeds to complete the development of the FlyOver Iceland attraction. In response to COVID-19, we entered into an addendum to the FlyOver Iceland Credit Facility effective May 14, 2020 wherein the principal and interest payments will be deferred for six months beginning June 1, 2020, with the first payment due December 1, 2020. The addendum also extended the maturity date to September 1, 2022. There were no other changes to the terms of the FlyOver Iceland Credit Facility. We expect to be unable to meet our financial covenants under our FlyOver Iceland Credit Facility beginning with the quarter ending September 30, 2020.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$77,125	$77,125	$—	$—
Other mutual funds (2)	2,633	2,633	—	—
Total assets at fair value on a recurring basis	$79,758	$79,758	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$123	$123	$—	$—
Other mutual funds (2)	3,107	3,107	—	—
Total assets at fair value on a recurring basis	$3,230	$3,230	$—	$—

(1)

We include money market funds in “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets. We classify these investments as available-for-sale and record them at fair value. There have been no realized gains or losses related to these investments and we have not experienced any redemption restrictions with respect to any of the money market mutual funds. A portion of the funds borrowed during the three months ended March 31, 2020 under the 2018 Credit Facility were deposited into money market funds. Refer to Note 12 – Debt and Finance Lease Obligations for additional information.

(2)	We include other mutual funds in “Other investments and assets” in the Condensed Consolidated Balance Sheets.

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term nature of these instruments. Refer to Note 12 – Debt and Finance Lease Obligations for the estimated fair value of debt obligations.

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(23,799)	$(11,900)	$(35,699)
Other comprehensive loss before reclassifications	(28,158)	—	(28,158)
Amounts reclassified from AOCI, net of tax	—	314	314
Net other comprehensive income (loss)	(28,158)	314	(27,844)
Balance at March 31, 2020	$(51,957)	$(11,586)	$(63,543)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(36,332)	$(11,643)	$(47,975)
Other comprehensive income before reclassifications	4,780	—	4,780
Amounts reclassified from AOCI, net of tax	—	85	85
Net other comprehensive income	4,780	85	4,865
Balance at March 31, 2019	$(31,552)	$(11,558)	$(43,110)

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 17 – Pension and Postretirement Benefits for additional information.

Note 15. Loss Per Share

The components of basic and diluted income per share are as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2019
Net loss attributable to Viad (diluted)	$(86,585)	$(17,777)
Less: Allocation to non-vested shares	—	—
Adjustment to the redemption value of redeemable noncontrolling interest	(126)	(87)
Net loss allocated to Viad common stockholders (basic)	$(86,711)	$(17,864)
Basic weighted-average outstanding common shares	20,215	20,076
Additional dilutive shares related to share-based compensation	—	—
Diluted weighted-average outstanding shares	20,215	20,076
Loss per share:
Basic loss attributable to Viad common stockholders	$(4.29)	$(0.89)
Diluted loss attributable to Viad common stockholders(1)	$(4.29)	$(0.89)

(1)	Diluted loss per share amount cannot exceed basic loss per share.

Note 16. Income Taxes

The effective tax rate was 15.2% for the three months ended March 31, 2020 and 29.8% for the three months ended March 31, 2019.

The income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The effective tax rate for the three months ended March 31, 2020 was less than the federal statutory rate of 21% primarily due to no tax benefit recognized on some of the impairments recorded on goodwill (see Note 9 – Goodwill and Intangible Assets). The effective tax rate for the three months ended March 31, 2019 was more than the federal statutory rate primarily due to foreign losses taxed at higher rates, equity compensation vested during the quarter, and the tax benefit of a legal settlement that was treated as an unusual item and not included in the annualized tax rate calculation.

Net cash paid for income taxes was $3.3 million for the three months ended March 31, 2020 and $3.4 million for the three months ended March 31, 2019.

Note 17. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended March 31, 2020 and 2019 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$—	$15	$15	$20	$110	$101
Interest cost	160	214	88	124	84	94
Expected return on plan assets	(1)	(34)	—	—	(131)	(122)
Amortization of prior service credit	—	—	(36)	(47)	—	—
Recognized net actuarial loss	135	106	82	77	46	38
Net periodic benefit cost	$294	$301	$149	$174	$109	$111

We expect to contribute $1.4 million to our funded pension plans, $0.9 million to our unfunded pension plans, and $1.0 million to our postretirement benefit plans in 2019. During the three months ended March 31, 2020, we contributed $0.1 million to our funded pension plans, $0.2 million to our unfunded pension plans, and $0.2 million to our postretirement benefit plans.

Note 18. Restructuring Charges

GES

As part of our efforts to drive efficiencies and simplify our business operations, we took certain restructuring actions designed to reduce our cost structure primarily within GES. During 2020, we completed some strategic simplification actions, including the elimination of certain positions primarily in the United Kingdom.

Other Restructurings

We recorded restructuring charges in connection with the consolidation of certain support functions at our corporate headquarters. These charges primarily consist of severance and related benefits due to headcount reductions and charges related to the downsizing of facilities.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2019	$2,935	$1,339	$239	$4,513
Restructuring charges	664	(8)	195	851
Cash payments	(808)	(223)	(262)	(1,293)
Adjustment to liability	(80)	(46)	10	(116)
Balance at March 31, 2020	$2,711	$1,062	$182	$3,955

As of March 31, 2020, we expect to pay all but $1.5 million of the liabilities related to severance and employee benefits by the end of 2020. The liability related to future lease payments will be paid over the remaining lease terms. Refer to Note 22 – Segment Information, for information regarding restructuring charges by segment.

Note 19. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		March 31,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2020	2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$96,719	$103,314
Finance lease assets	Property and equipment, net	22,956	25,350
Total lease assets		$119,675	$128,664

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$20,708	$22,180
Finance lease obligations	Current portion of debt and finance lease obligations	3,025	3,386
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	78,685	82,851
Finance lease obligations	Long-term debt and finance lease obligations	19,724	21,871
Total lease liabilities		$122,142	$130,288

The components of lease expense consisted of the following:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$918	$589
Interest on lease liabilities	417	67
Operating lease cost	6,727	5,992
Short-term lease cost	310	215
Variable lease cost	1,699	1,815
Sublease income(1)	—	(172)
Total lease cost, net	$10,071	$8,506

(1)  Sublease income excludes rental income from owned assets, which is recorded in revenue.

Other information related to operating and finance leases are as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,529	$6,198
Operating cash flows from finance leases	$160	$67
Financing cash flows from finance leases	$777	$522
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$779	$11,439
Finance leases	$730	$1,182

	March 31,	December 31,
	2020	2019
Weighted-average remaining lease term (years):
Operating leases	8.21	8.17
Finance leases	13.24	14.01
Weighted-average discount rate:
Operating leases	5.74%	5.77%
Finance leases	7.77%	7.73%

As of March 31, 2020, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2020	$18,496	$3,680	$22,176
2021	19,571	4,181	23,752
2022	16,152	3,687	19,839
2023	13,159	3,166	16,325
2024	9,959	2,468	12,427
Thereafter	54,919	22,550	77,469
Total future lease payments	132,256	39,732	171,988
Less: Amount representing interest	(32,863)	(16,983)	(49,846)
Present value of minimum lease payments	99,393	22,749	122,142
Current portion	20,708	3,025	23,733
Long-term portion	$78,685	$19,724	$98,409

As of March 31, 2020, the estimated future minimum rentals under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
Remainder of 2020	$1,516
2021	1,839
2022	1,515
2023	1,329
2024	1,091
Thereafter	4,789
Total minimum rents	$12,079

Leases Not Yet Commenced

As of March 31, 2020, we had executed certain facility and land leases for which we did not have control of the underlying assets. Accordingly, we did not record the lease liabilities and right-of-use assets on our Condensed Consolidated Balance Sheets. These leases include future planned attractions for Pursuit that are currently in the planning or development phase and that we expect the lease commencement dates to begin between fiscal years 2021 and 2022 with lease terms of 15 to 47 years.

Note 20. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. During the three months ended March 31, 2019, we recorded an $8.5 million charge to resolve a legal dispute at GES involving a former industry contractor. Although the amount of liability as of March 31, 2020 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of March 31, 2020, we had recorded environmental remediation liabilities of $2.3 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of March 31, 2020, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of March 31, 2020 would be $75.3 million. These guarantees relate to our leased equipment and facilities through January 2040. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

A significant number of our employees are unionized and we are a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If we are unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact our business and results of operations. We believe that relations with our employees are satisfactory and that collective-bargaining agreements expiring in 2020 will be renegotiated in the ordinary course of business. Although our labor relations are currently stable, disruptions could occur, with the possibility of an adverse impact on the operating results of GES. During the three months ended June 30, 2019, we finalized the terms of a new collective-bargaining agreement with the Teamsters Local 727 union. The terms included a withdrawal from the underfunded Central States Pension Plan. Accordingly, we recorded a charge of $15.5 million, which represents the estimated present value of future contributions we will be required to make to the plan as a result of this withdrawal and $0.2 million of other withdrawal costs.

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $14.3 million as of March 31, 2020, which includes $9.8 million related to workers’ compensation liabilities, and $4.5 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $2.2 million as of March 31, 2020. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.5 million as of March 31, 2020. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.5 million for the three months ended March 31, 2020 and $1.8 million for the three months ended March 31, 2019.

In addition, as of March 31, 2020, we have recorded insurance liabilities of $10.0 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.5 million related to workers’ compensation liabilities and $3.5 million related to general/auto liability claims, which are recorded in other deferred items and liabilities in the Condensed Consolidated Balance Sheets with a corresponding receivable in other investments.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2019	$6,172
Net loss attributable to redeemable noncontrolling interest	(517)
Adjustment to the redemption value	126
Foreign currency translation adjustment	(873)
Balance at March 31, 2020	$4,908

Note 22. Segment Information

We measure the profit and performance of our operations on the basis of segment operating income (loss), which excludes restructuring charges and recoveries and impairment charges. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization and share-based compensation expense are the only significant non-cash items for the reportable segments.

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Revenue:
GES:
GES North America	$251,758	$223,241
GES EMEA	42,716	54,376
Intersegment eliminations	(1,989)	(2,690)
Total GES	292,485	274,927
Pursuit	13,523	10,667
Total revenue	$306,008	$285,594
Segment operating income (loss):
GES:
GES North America	$11,966	$608
GES EMEA	(1,108)	1,135
Total GES	10,858	1,743
Pursuit	(20,274)	(12,995)
Segment operating loss	(9,416)	(11,252)
Corporate eliminations (1)	16	16
Corporate activities	(789)	(1,833)
Operating loss	(10,189)	(13,069)
Interest income	79	98
Interest expense	(4,018)	(2,915)
Other expense	(419)	(455)
Restructuring recoveries (charges):
GES North America	79	17
GES EMEA	(735)	(662)
Pursuit	(1)	—
Corporate	(194)	(43)
Impairment charges:
GES North America	(57,581)	—
GES EMEA	(29,042)	—
Pursuit	(1,757)	—
Legal settlement:
GES	—	(8,500)
Loss from continuing operations before income taxes	$(103,778)	$(25,529)
(1)

Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Note 23. Common and Preferred Stock

Common Stock Repurchases

We previously announced our Board of Directors’ authorization to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares.

During the three months ended March 31, 2020, we repurchased 53,784 shares on the open market for $2.8 million. As of March 31, 2020, 546,283 shares remain available for repurchase. No shares were purchased on the open market during the three months ended March 31, 2019. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

In March 2020, our Board of Directors suspended our share repurchase program.

Stockholder Rights Plan

On March 29, 2020, our Board of Directors adopted a short-term stockholder rights plan and declared a dividend payable to stockholders of record on April 13, 2020 of one preferred stock purchase right per each outstanding share of Viad common stock to purchase one one-hundredth of a share of Viad’s Junior Participating Preferred Stock at an exercise price of $115.00. Our Board of Directors will be able to redeem the rights at $0.01 per right at any time before a person or group acquired 10% (20% in the case of a passive institutional investor) or more of the outstanding common stock. The rights expire on February 28, 2021, subject to our right to extend the date, unless we redeem, exchange, or terminate the rights earlier.

Subject to limited exceptions, if a person or group acquires 10% (20% in the case of a passive institutional investor) or more of our common stock (including shares that are synthetically owned pursuant to derivative transactions or ownership of derivative securities) or announces a tender offer, and the consummation of that offer would result in such ownership (we refer to such a person or group as an “acquiring person”), each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of shares of common stock having a market value at that time of twice the right’s exercise price. Rights held by the acquiring person will become void and will not be exercisable. If the Company is acquired in a merger or other business combination transaction that has not been approved by our Board of Directors after the rights become exercisable, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of shares of the acquiring company’s common stock having a market value at that time of twice the right’s exercise price.

Note 24. Subsequent Events

We completed the following measures to mitigate the negative financial impacts due to COVID-19:

•	On April 20, 2020, we suspended our 401(k) Plan employer match contributions.
•	In early April 2020, we borrowed $31 million under the 2018 Credit Facility.
•

On May 8, 2020, we entered into an amendment to the 2018 Credit Agreement that waived our financial covenants for the quarter ending June 30, 2020. The amendment, among other things, (i) suspended the testing of the interest coverage ratio and the leverage ratio for the fiscal quarter ending June 30, 2020, (ii) added a new minimum liquidity covenant applicable at all times during the period from the effective date of the amendment until the first business day after we deliver quarterly financial statements and the related compliance certificate for the fiscal quarter ending September 30, 2020, and (iii) extended the deadline for delivery of quarterly financial statements for the fiscal quarter ending March 31, 2020 to 75 days after the close of such fiscal quarter.

•	We availed ourselves of governmental assistance programs for wages and tax relief.
•	In May 2020, we terminated our legacy life insurance policies on former employees and received the cash proceeds of $24.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “seek,” “aim,” “potential,” “target,” “outlook,” and similar expressions are intended to identify our forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, business strategies, initiatives, intentions, goals and the outlook related to the effects of the COVID-19 pandemic, including on the demand for travel, event business and travel experiences, the timing of event and attraction re-openings, financial performance, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Risk Factors” (Part I, Item 1A) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”), as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; the short- and longer-term effects of the COVID-19 pandemic, including on the demand for travel, event business and travel experiences, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any future resurgence, including limiting or banning travel; the impact of the COVID-19 pandemic, and actions taken in response to the COVID-19 pandemic or any future resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the pace of recovery following the COVID-19 pandemic or any future resurgence; COVID-19 may cause us to incur additional expenses. These forward-looking statements are not historical facts and are subject to a host of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those in the forward-looking statements. We disclaim and do not undertake any obligation to update or revise any forward-looking statement except as required by applicable law or regulation.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our 2019 Form 10-K and the condensed consolidated financial statements and related notes included in this Form 10-Q. The MD&A is intended to assist in understanding our financial condition and results of operations.

Overview

We are an international experiential services company with operations in the United States, Canada, the United Kingdom, continental Europe, the United Arab Emirates, and Iceland. We are committed to providing unforgettable experiences to our clients and guests. We operate through three reportable business segments: GES North America, GES EMEA, (collectively, “GES”), and Pursuit.

GES

GES is a global, full-service live events company offering a comprehensive range of services to event organizers and corporate brand marketers. Event organizers schedule and run events from start to finish. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovation, feature new products and build business relationships. GES serves corporate brand marketers when they exhibit at shows and when GES is engaged to manage their global exhibit program or produce their proprietary corporate events.

Pursuit

Pursuit is a collection of inspiring and unforgettable travel experiences that include recreational attractions, unique hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services.

Impact of COVID-19 and Going Concern

On March 11, 2020, the World Health Organization declared COVID-19 a “pandemic.” COVID-19 has spread rapidly, with a high concentration of confirmed cases in the U.S. and other countries in which we operate. The rapid spread has resulted in authorities around the world implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. The COVID-19 pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies.

The COVID-19 pandemic is having and will likely continue to have a significant and negative impact on our operations and financial performance, with live event and tourism activities largely shut down. As a result, we have taken the following measures to improve our liquidity position and mitigate the negative financial impacts due to COVID-19:

•

On March 17, 2020, we borrowed $123 million under the 2018 Credit Facility as a proactive measure to increase our cash position and preserve financial flexibility. At the end of March 2020, we repaid $32 million and in early April 2020, we borrowed $31 million under the 2018 Credit Facility;

•	We implemented aggressive cost reduction actions, including furloughs, mandatory unpaid time off, or salary reductions for all employees;
•	Our executive management voluntarily reduced its base salaries by 20% to 50%;
•	The non-employee members of our Board of Directors agreed to reduce their annual cash retainer and committee retainers by 50% for payments typically made to them in the second quarter of 2020;
•	We have eliminated all non-essential capital expenditures and discretionary spending;
•	In March 2020, our Board of Directors suspended future dividend payments and share repurchases;
•	On April 20, 2020, we suspended our 401(k) Plan employer match contributions;
•	On May 8, 2020, we obtained a waiver of our financial covenants for the quarter ending June 30, 2020;
•	We availed ourselves of governmental assistance programs for wages and tax relief; and
•	In May 2020, we terminated our legacy life insurance policies on former employees and received the cash proceeds of $24.8 million.

Although we were in compliance with the financial covenants of our 2018 Credit Agreement as of March 31, 2020, disruptions caused by the COVID-19 pandemic have had and are likely to continue to have a significant and negative impact on our operations and financial performance. In May 2020, we entered into an amendment to our 2018 Credit Agreement, which waived our financial covenants for the quarter ending June 30, 2020 and added a new minimum liquidity requirement. However, we expect to be unable to meet our financial covenants beginning with the quarter ending September 30, 2020, and as a result, the entire $412.6 million balance outstanding under the 2018 Credit Facility as of March 31, 2020 has been classified as a current liability. We are actively negotiating with our lenders to further amend our 2018 Credit Agreement, and we are pursuing options to raise capital and enhance our liquidity position. We cannot provide any assurance regarding the likelihood, certainty, or exact timing of our ability to raise capital or our ability to obtain further amendments to the 2018 Credit Agreement in a timely manner, or on acceptable terms, if at all. If we are unable to raise capital or obtain a waiver to our financial covenants, our lenders may exercise remedies against us, including the acceleration of our outstanding indebtedness. We also expect to be unable to meet our financial covenants under our FlyOver Iceland Credit Facility beginning with the quarter ending September 30, 2020, and as a result, the $5.3 million balance outstanding as of March 31, 2020 has been classified as a current liability. We have concluded that the shut-down of live event and tourism activities resulting in substantial net losses and operating cash outflows and the expected inability to maintain compliance with debt covenants discussed above raise substantial doubt about our ability to continue as a going concern for a period through one year from the issuance of the financial statements. We have prepared the financial statements on a going concern basis, which do not include any adjustments that might result from the outcome of this uncertainty.

Due to the deteriorating macroeconomic environment, disruptions to our operations, and the sustained decline in our stock price caused by COVID-19, we determined an interim triggering event had occurred, which required us to assess the carrying values of goodwill and intangible assets. Based on this assessment, we recorded a non-cash goodwill impairment charge of $72.7 million during the three months ended March 31, 2020 associated with the GES U.S., GES EMEA, and Pursuit’s Glacier Park Collection reporting units. Additionally, during the three months ended March 31, 2020, we recorded a non-cash impairment charge to other intangible assets of $15.7 million related to our U.S. audio-visual production business. The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve.

Seasonality

GES’ exhibition and event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows. Some shows are not held annually, and some shift between quarters. During 2019, GES reported its highest revenue during the second and fourth quarters.

Pursuit experiences peak activity during the summer months. During 2019, 85% of Pursuit’s revenue was earned in the second and third quarters.

As a result of COVID-19 concerns, we began to see event postponements and cancellations at GES, as well as some cancelled bookings at Pursuit. Pursuit’s year-round attractions and lodging properties were closed temporarily starting in mid-March to help reduce the spread of COVID-19. As select areas of the global economy have begun to re-open, we are beginning to restart our business with enhanced health and safety protocols in place. On May 7, 2020, we re-opened Pursuit’s FlyOver Iceland attraction, and we have begun and expect to continue to re-open other Pursuit experiences in June 2020 as restrictions are eased. However, exhibition and event activity has yet to resume. For GES, we believe that, as governments lift restrictions, events in certain geographies will start to take place again during the third quarter and we stand ready to reactivate areas of that business when it makes sense to do so. Additionally, in the event of a future resurgence of the virus, we may be required to re-close certain attractions or events based on local or governmental restrictions implemented.

The extent to which COVID-19 will impact our future consolidated results of operations is uncertain. We expect COVID-19 to negatively and materially impact revenue and earnings for the remainder of 2020, with the most significant impact currently expected in the second and third quarters. We will continue to evaluate and implement additional cost-cutting measures as are necessary to mitigate the negative financial and operational impact of COVID-19 on our business. For a discussion of the risks and uncertainties that may affect our business or financial results, refer to “Risk Factors” (Part II, Item 1A of this Form 10-Q).

Results of Operations

Financial Highlights

	Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2019	% Change
Total revenue	$306,008	$285,594	7.1%
Net loss attributable to Viad	$(86,585)	$(17,777)	**
Segment operating loss (1)	$(9,416)	$(11,252)	16.3%
Diluted loss per common share from continuing operations attributable to Viad common stockholders	$(4.27)	$(0.88)	**

** Change is greater than +/- 100%

•

Total revenue increased $20.4 million or 7.1%, primarily due to positive show rotation of approximately $57 million and incremental revenue from Pursuit’s Mountain Park Lodges acquisition, offset in part by show postponements at GES due to the COVID-19 pandemic and an unfavorable foreign exchange impact of $1.1 million.

•

Net loss attributable to Viad increased $68.8 million, primarily due to impairment charges of $88.4 million, offset in part by a higher income tax benefit and lower performance-based compensation expense as we reduced our estimated performance achievement to zero as a result of COVID-19.

•

Total segment operating loss(1) decreased $1.8 million, primarily due to higher revenue at GES and the elimination of performance-based incentives, offset in part by increased seasonal operating losses at Pursuit driven primarily by our June 2019 Mountain Park Lodges acquisition and the opening of FlyOver Iceland.

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

The following table summarizes the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating income (loss) from our significant international operations for the three months ended March 31, 2020 and 2019:

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2020	2019	(in thousands)	2020	2019	(in thousands)
GES North America:
Canada (CAD)	$0.73	$0.75	$(334)	$0.73	$0.75	$(80)

GES EMEA:
United Kingdom (GBP)	$1.28	$1.31	$(507)	$1.28	$1.30	$(46)
Europe (EUR)	$1.10	$1.13	(181)	$1.10	$1.14	5
			(688)			(41)
Pursuit:
Canada (CAD)	$0.75	$0.75	(38)	$0.74	$0.75	92
			$(1,060)			$(29)

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

Analysis of Revenue and Operating Results by Reportable Segment

GES

The following table presents a comparison of GES’ reported revenue and segment operating income (loss) to organic revenue(1) and organic segment operating income (loss)(1) for the three months ended March 31, 2020 and 2019.

	Three Months Ended				Three Months Ended
	March 31, 2020				March 31, 2019			Change vs. 2019
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
GES:
North America	$251,758	$—	$(334)	$252,092	$223,241	$—	$223,241	12.8%	12.9%
EMEA	42,716	—	(688)	43,404	54,376	—	54,376	(21.4)%	(20.2)%
Intersegment eliminations	(1,989)	—	—	(1,989)	(2,690)	—	(2,690)	26.1%	26.1%
Total GES	$292,485	$—	$(1,022)	$293,507	$274,927	$—	$274,927	6.4%	6.8%
Segment operating income (loss)(2):
GES:
North America	$11,966	$—	$(80)	$12,046	$608	$—	$608	**	**
EMEA	(1,108)	—	(41)	(1,067)	1,135	—	1,135	**	**
Total GES	$10,858	$—	$(121)	$10,979	$1,743	$—	$1,743	**	**

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

GES North America

GES North America revenue increased $28.5 million or 12.8%, primarily due to positive show rotation of approximately $61 million, offset in part by U.S. base same-show revenue decrease of 3.6% and an unfavorable FX Impact of $0.3 million. Base same-show revenue represented 26.1% of GES North America’s organic revenue during the three months ended March 31, 2020. Organic revenue* increased $28.9 million or 12.9%.

GES North America segment operating income increased $11.4 million, primarily due to the increase in revenue and the elimination of performance-based incentives. Organic segment operating income* increased $11.4 million.

GES EMEA

GES EMEA revenue decreased $11.7 million or 21.4%, primarily due to negative show rotation of approximately $5 million and an unfavorable FX Impact of $0.7 million. Organic revenue* decreased $11.0 million or 20.2%.

GES EMEA segment operating loss increased $2.2 million, primarily due to the decrease in revenue. Organic segment operating loss* increased $2.2 million.

* Refer to footnote (1) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating income (loss).

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating loss to organic revenue(3) and organic segment operating loss(3) for the three months ended March 31, 2020 and 2019.

	Three Months Ended				Three Months Ended
	March 31, 2020				March 31, 2019			Change vs. 2019
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions	Organic(3)	As Reported	Organic(3)
Revenue(1):
Pursuit:
Attractions	$5,278	$—	$(14)	$5,292	$4,668	$—	$4,668	13.1%	13.4%
Hospitality	5,981	2,940	(11)	3,052	3,664	—	3,664	63.2%	(16.7)%
Transportation	2,146	—	(12)	2,158	2,150	—	2,150	(0.2)%	0.4%
Travel Planning	199	—	(2)	201	447	—	447	(55.5)%	(55.0)%
Intra-Segment Eliminations & Other	(81)	—	1	(82)	(262)	—	(262)	69.1%	68.7%
Total Pursuit	$13,523	$2,940	$(38)	$10,621	$10,667	$—	$10,667	26.8%	(0.4)%

Segment operating loss(4):
Total Pursuit	$(20,274)	$(2,467)	$92	$(17,899)	$(12,995)	$—	$(12,995)	(56.0)%	(37.7)%

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
(3)

Organic revenue and organic segment operating loss are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating loss, see the “Non-GAAP Measures” section of this MD&A.

(4)

Refer to Note 22 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the non-GAAP financial measure, segment operating loss, to the most directly comparable GAAP measure.

Pursuit revenue increased $2.9 million or 26.8%, primarily due to incremental revenue from the Mountain Park Lodges acquisition of $2.9 million. Organic revenue* was flat compared to the three months ended March 31, 2019.

Pursuit segment operating loss increased $7.3 million or 56.0%, due to increased seasonal operating losses driven primarily by the June 2019 Mountain Park Lodges acquisition, the opening of FlyOver Iceland, and increased depreciation and amortization expense. Organic segment operating loss* increased $4.9 million or 37.7%.

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

	Three Months Ended
	March 31,
	2020	2019	Change vs. 2019
Same-Store Key Performance Indicators (1)
Attractions:
Number of visitors	106,422	151,166	(29.6)%
Revenue per attraction visitor	$33	$31	6.5%
Effective ticket price	$24	$23	4.3%
Hospitality:
Room nights available	35,765	39,780	(10.1)%
RevPAR	$56	$57	(1.8)%
ADR	$101	$107	(5.6)%
Occupancy	55.6%	53.2%	2.4%
(1)

Same-Store Key Performance Indicators for attractions exclude FlyOver Iceland (opened August 2019). Same-Store Key Performance Indicators for hospitality excludes the Mountain Park Lodges (acquired in June 2019).

For the health and well-being of our employees, guests, and community, Pursuit’s year-round attractions and lodging properties were closed temporarily starting in mid-March to help reduce the spread of COVID-19. All other lodging properties were seasonally closed during the first quarter. In order to mitigate the negative financial and operational impacts, we have eliminated all non-essential capital expenditures. This has resulted in the delay of the opening of FlyOver Canada Toronto, which is now anticipated to open in 2023. FlyOver Las Vegas and the Sky Lagoon are still on track to open in 2021.

Attractions. The decrease in same-store visitors was driven by the closure of our attractions in March 2020 as a result of COVID-19. Revenue per attraction visitor increased primarily due to higher effective ticket prices and ancillary revenue driven at our recently refreshed experiences and dynamic pricing.

Hospitality. The decrease in RevPAR and ADR was driven by the closure of our hospitality assets in March 2020 as a result of COVID-19.

During 2019, Pursuit derived approximately 66% of its revenue and 88% of its segment operating income from its Canadian operations, which are largely dependent on foreign customer visitation. Accordingly, the reopening of borders and the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations.

Other Expenses

	Three Months Ended
	March 31,
(in thousands)	2020	2019	Change vs. 2019
Corporate activities	$789	$1,833	(57.0)%
Interest expense	$4,018	$2,915	37.8%
Restructuring charges	$851	$688	23.7%
Legal settlement	$—	$8,500	(100.0)%
Impairment charges	$88,380	$—	**
Income tax benefit	$(15,797)	$(7,595)	**
Loss from discontinued operations	$(454)	$(287)	(58.2)%

** Change is greater than +/- 100%

Corporate Activities – The decrease in corporate activities expense during the three months ended March 31, 2020 relative to 2019 was primarily due to lower performance-based compensation expense as we reduced our estimated performance achievement to zero as a result of COVID-19.

Interest Expense – The increase in interest expense was primarily due to higher debt balances in 2020.

Restructuring Charges – Restructuring charges during the three months ended March 31, 2020 and 2019 were primarily related to the elimination of certain positions at GES.

Legal Settlement – During the three months ended March 31, 2019, we recorded a charge to resolve a legal dispute at GES involving a former industry contractor.

Impairment Charges – During the three months ended March 31, 2020, we performed an interim evaluation of goodwill as of March 31, 2020. As a result, we recorded a non-cash goodwill impairment charge of $72.7 million associated with GES U.S., GES EMEA, and Pursuit’s Glacier Park Collection reporting units. Additionally, during the three months ended March 31, 2020, we recorded a non-cash impairment charge to other intangible assets of $15.7 million related to our U.S. audio-visual production business.

Income Tax Benefit – Our effective income tax rate for the three months ended March 31, 2020 was 15.2%, as compared to 29.8% for the three months ended March 31, 2019. The decrease in the effective rate was primarily due to no tax benefit recognized on some of the impairments recorded on goodwill.

Loss from Discontinued Operations – Loss from discontinued operations during the three months ended March 31, 2020 and 2019 was primarily related to legal expenses related to previously sold operations.

Liquidity and Capital Resources

On March 17, 2020, we borrowed $123 million under the 2018 Credit Facility, and at the end of March 2020 we repaid $32 million. Cash and cash equivalents were $130.5 million as of March 31, 2020, as compared to $62.0 million as of December 31, 2019. In early April 2020, we borrowed $31 million under the 2018 Credit Facility. As of May 31, 2020, we had $165 million of cash and cash equivalents. During the three months ended March 31, 2020, we used net cash in operating activities of $4.7 million. In May 2020, we terminated our legacy life insurance policies on former employees and received $24.8 million.

Although we were in compliance with the financial covenants of our 2018 Credit Agreement as of March 31, 2020, disruptions caused by the COVID-19 pandemic have had and are likely to continue to have a significant and negative impact on our operations and financial performance. In May 2020, we entered into an amendment to our 2018 Credit Agreement, which waived our financial covenants for the quarter ending June 30, 2020 and added a new minimum liquidity requirement. However, we expect to be unable to meet our financial covenants beginning with the quarter ending September 30, 2020, and as a result, the entire $412.6 million balance outstanding under the 2018 Credit Facility as of March 31, 2020 has been classified as a current liability. We are actively negotiating with our lenders to further amend our 2018 Credit Agreement, and we are pursuing options to raise capital and enhance our liquidity position. We cannot provide any assurance regarding the likelihood, certainty, or exact timing of our ability to raise capital or our ability to obtain further amendments to the 2018 Credit Agreement in a timely manner, or on acceptable terms, if at all. If we are unable to raise capital or obtain a waiver to our financial covenants, our lenders may exercise remedies against us, including the acceleration of our outstanding indebtedness. We also expect to be unable to meet our financial covenants under our FlyOver Iceland Credit Facility beginning with the quarter ending September 30, 2020, and as a result, the $5.3 million balance outstanding as of March 31, 2020 has been classified as a current liability. We have concluded that the shut-down of live event and tourism activities resulting in substantial net losses and operating cash outflows and the expected inability to maintain compliance with debt covenants discussed above raise substantial doubt about our ability to continue as a going concern for a period through one year from the issuance of the financial statements. We have prepared the financial statements on a going concern basis, which do not include any adjustments that might result from the outcome of this uncertainty.

As of March 31, 2020, we held approximately $36.3 million of our cash and cash equivalents outside of the United States, consisting of $10.3 million in Canada, $8.8 million in the Netherlands, $8.4 million in the United Arab Emirates, $6.1 million in the United Kingdom, and $2.7 million in certain other countries.

Cash Flows

Operating Activities

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net loss	$(88,435)	$(18,221)
Depreciation and amortization	15,285	13,188
Deferred income taxes	(15,799)	(9,098)
Loss from discontinued operations	454	287
Restructuring charges	851	688
Legal settlement	—	8,500
Impairment charges	88,380	—
Other non-cash items	7,112	2,696
Changes in assets and liabilities	(12,567)	9,980
Net cash (used in) provided by operating activities	$(4,719)	$8,020

The main factor driving the increase in cash used in operating activities of $12.7 million was due to unfavorable changes in working capital.

Investing Activities

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Capital expenditures	$(23,246)	$(19,543)
Proceeds from dispositions of property and other assets	85	611
Net cash used in investing activities	$(23,161)	$(18,932)

Net cash used in investing activities increased $4.2 million primarily due to the increase in capital expenditures in 2020.

Financing Activities

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Proceeds from borrowings	$160,755	$28,347
Payments on debt and finance lease obligations	(56,077)	(14,376)
Dividends paid on common stock	(2,038)	(2,028)
Distributions to noncontrolling interest	(1,526)	—
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,059)	(2,905)
Common stock purchased for treasury	(2,785)	—
Proceeds from exercise of stock options	2,077	—
Net cash provided by financing activities	$99,347	$9,038

Cash provided by financing activities increased $90.3 million primarily due to the borrowings under the 2018 Credit Facility as a proactive measure to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from COVID-19, offset in part by the repurchase of treasury shares on the open market in 2020.

Debt and Finance Lease Obligations

Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion, all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. During the three months ended March 31, 2020, we repurchased 53,784 shares on the open market for $2.8 million. No shares were repurchased on the open market during the three months ended March 31, 2019. As of March 31, 2020, 546,283 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date.

Additionally, we repurchased shares related to tax withholding requirements on vested restricted share-based awards.

In March 2020, our Board of Directors suspended our share repurchase program.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements with unconsolidated special-purpose or other entities that would materially affect our financial position, results of operations, liquidity, or capital resources. Furthermore, we do not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk, or credit risk support; or engage in leasing or other services that may expose us to liability or risks of loss that are not reflected in the condensed consolidated financial statements and related notes. Refer to Note 12 – Debt and Finance Lease Obligations, Note 19 – Leases and Other, and Note 20 – Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this quarterly report on Form 10-Q) for further information, which information is incorporated by reference herein.

Critical Accounting Policies and Estimates

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) of our 2019 Form 10-K, for a discussion of our critical accounting policies and estimates.

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Overview and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements for further information.

Non-GAAP Measures

In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we also disclose the following non-GAAP financial measures: Segment operating income (loss), organic revenue, and organic segment operating income (loss) (collectively, the “Non-GAAP Measures”). Our use of Non-GAAP Measures is supplemental to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP. As not all companies use identical calculations, our Non-GAAP Measures may not be comparable to similarly titled measures used by other companies. We believe that our use of Non-GAAP Measures provides useful information to investors regarding our results of operations for trending, analyzing, and benchmarking our performance and the value of our business.

•

“Segment operating income (loss)” is net loss attributable to Viad before loss from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment charges, and the reduction for income attributable to noncontrolling interest. Segment operating income (loss) is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 22 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of segment operating income (loss) to loss from continuing operations before income taxes.

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

We believe non-GAAP Measures are useful operating metrics as they eliminate potential variations arising from taxes, debt service costs, impairment charges, and the effects of discontinued operations, resulting in additional measures considered to be indicative of our ongoing operations and segment performance. Although we use Non-GAAP Measures to assess the performance of our business, the use of these measures is limited because these measures do not consider material costs, expenses, and other items necessary to operate our business. These items include debt service costs, expenses related to U.S. federal, state, local and foreign income taxes, impairment charges, and the effects of discontinued operations. As the Non-GAAP Measures do not consider these items, you should consider net income attributable to Viad as an important measure of financial performance because it provides a more complete measure of our performance.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $52.0 million as of March 31, 2020 and $23.8 million as of December 31, 2019. We recorded unrealized foreign currency translation losses in other comprehensive income of $28.2 million during the three months ended March 31, 2020 and unrealized foreign currency translation gains of $4.8 million during the three months ended March 31, 2019.

For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating income (loss) of our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our net earnings exposure arising from the translation of our foreign revenue and segment operating income (loss). Refer to “Foreign Exchange Rate Variances” section of this MD&A.

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of March 31, 2020 and December 31, 2019, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent COVID-19 pandemic and related responsive actions have, and may continue to, adversely affect our financial condition, liquidity, and cash flow. The spread of COVID-19 and related government and private sector responsive actions, including social distancing, stay-at-home orders, and actions we have taken to help stem the spread of the virus, forced the cancellation of many of our live events and the closure of substantially all of our attractions, hotels, and other operations, which has had an adverse effect on our financial condition, liquidity, and cash flow. A prolonged disruption could have a long-term material impact on our financial condition, liquidity, and cash flow. We are considering options to raise additional capital to enhance our liquidity position. This financing may not be available to us or may only be available on unattractive terms that could significantly increase our interest costs, dilute our shareholders, and significantly limit how we conduct business, including our ability to complete capital projects that are currently in development. In addition, our Credit Facility includes financial covenants requiring us to comply with minimum liquidity requirements and maximum total leverage and minimum interest coverage ratios. In May 2020, we entered into an amendment to our 2018 Credit Agreement, which waived our financial covenants for the quarter ending June 30, 2020; however, we expect to be unable to meet our financial covenants beginning with the quarter ending September 30, 2020. We are negotiating with our lenders to obtain relief beyond the second quarter of 2020 under these ratios and other covenants in our Credit Facility. Any relief that we obtain is expected to increase our interest costs and limit how we conduct business, including prohibiting certain payments to our shareholders. If we are unable to raise capital or obtain a waiver to our financial covenants, our lenders may exercise remedies against us, including the acceleration of our outstanding indebtedness. We have concluded that the shut-down of live event and tourism activities resulting in substantial net losses and operating cash outflows and the expected inability to maintain compliance with debt covenants discussed above raise substantial doubt about our ability to continue as a going concern for a period through one year from the issuance of the financial statements. We have prepared the financial statements on a going concern basis, which do not include any adjustments that might result from the outcome of this uncertainty.

We cannot predict the extent to which the COVID-19 pandemic will affect our ongoing business, results of operations, and financial condition, or the duration of those effects. The COVID-19 pandemic forced the cancellation of many of our events and the closure of substantially all of our attractions, hotels, and other operations. The substantial reduction in our operations will result in near-term losses and negative cash flow from operations. The full impact of the pandemic on our longer-term operational and financial performance is highly uncertain and will depend on future developments that we cannot predict, including the duration and spread of the pandemic, any future resurgence of COVID-19, and related social-distancing orders, travel restrictions, and/or government limitations on group gatherings. Our GES business depends on exhibitions, conferences, and other live events and the size of marketing expenditures relating to those events. The continuation of government orders prohibiting large group gatherings will continue to significantly and adversely affect our revenue and results of operations. Even if exhibitions or other live events do occur, we also could suffer from reduced spending for our services because many exhibitors’ marketing budgets are partly discretionary and are frequently among the first expenditures reduced when economic conditions deteriorate, and people may be unwilling to attend large group events. In addition, many of the attractions and hospitality operations within our Pursuit business are currently subject to government closure orders designed to limit the spread of COVID-19, which adversely affects our profitability and cash flow. Future revenue from our Pursuit operations will depend on our ability to reopen our operations, the willingness of people to travel to our locations, and the amount of disposable income that consumers have available for travel and vacations, which decreases during periods of weak general economic conditions. Both our GES and Pursuit businesses may also experience increased costs in order to supply our customers or guests with personal protection equipment, conduct comprehensive cleaning regiments, and other measures that we determine are in the best interests of our employees, customers, guests, and/or event participants. As a result, any continuation in the closure of our operations or further deterioration in general economic conditions would materially and further adversely affect our business, financial condition, and results of operations.

Completed acquisitions may not perform as anticipated or be integrated as planned. We regularly evaluate and pursue opportunities to acquire businesses that complement, enhance, or expand our current business, or offer growth opportunities. Our acquired businesses might not meet our financial and non-financial expectations or yield anticipated benefits. Our success depends, in part, on our ability to conform controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and retain the acquired business’s key personnel and customers. Moreover, our acquisition activity may subject us to new regulatory requirements, distract our senior management and employees, and expose us to unknown liabilities or contingencies that we may fail to identify prior to closing. If we are forced to make changes to our business strategy or if external conditions adversely affect our business operations, including the duration and impact of COVID-19, we may be required to record additional future impairment charges, as we did in the first quarter of 2020. Additionally, we may borrow funds to finance strategic acquisitions. Debt leverage resulting from future acquisitions would reduce our debt capacity, increase our interest expense, and limit our ability to capitalize on future business opportunities. Such borrowings may also be subject to fluctuations in interest rates. Any of these risks could materially and adversely affect our business, product and service sales, financial condition, and results of operations.

We are vulnerable to deterioration in general economic conditions. Our business is sensitive to fluctuations in general economic conditions in the U.S. and other global markets in which we operate. The recent decline in global and regional economic conditions, and consumers’ fears that economic conditions will further decline, has caused declining consumer confidence, unemployment, fluctuations in stock markets and interest rates, contraction of credit availability, and other dynamic factors affecting economic conditions generally. The success of our GES business largely depends on the number of exhibitions held, the size of exhibitors’ marketing expenditures, and on the strength of particular industries in which exhibitors operate. The number and size of exhibitions generally decrease when the economy weakens, which our business has experienced due to the COVID-19 pandemic. We also could suffer from reduced spending for our services because many exhibitors’ marketing budgets are partly discretionary and are frequently among the first expenditures reduced when economic conditions deteriorate. In addition, revenue from our Pursuit operations depends largely on the amount of disposable income that consumers have available for travel and vacations, which decreases during periods of weak general economic conditions. As a result, any deterioration in general economic conditions could further materially and adversely affect our business, product sales, financial condition, and results of operations.

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

We operate in highly competitive and dynamic industries. Competition in the Live Events markets is driven by price and service quality, among other factors. To the extent competitors seek to gain or retain market presence through aggressive underpricing strategies, we may be required to lower our prices and rates to avoid the loss of related business. Moreover, customer consolidations and other actions have caused downward pricing pressure for our products and services and could affect our ability to negotiate favorable terms with our customers. If we are unable to anticipate and respond as effectively as our competitors to changing business conditions, including new technologies and business models, we could lose market share. Our inability to meet the challenges presented by the competitive and dynamic environment of our industry could materially and adversely affect our results of operations.

Travel industry disruptions, particularly those affecting the hotel and airline industries, could adversely affect our business. Our business depends largely on the ability and willingness of people, whether exhibitors, exhibition attendees, tourists, or others, to travel. Factors adversely affecting the travel industry, and particularly the airline and hotel industries, generally also adversely affect our business and results of operations. Factors that could adversely affect the travel industry include high or rising fuel prices, increased security and passport requirements, weather conditions, health epidemics and pandemics, airline accidents, acts of terrorism, and international political instability and hostilities. For example, the recent COVID-19 pandemic and social distancing orders resulted in severe global travel restrictions, mandatory shutdowns of show and event venues, hotels, attractions and other operations and limitations on large gatherings of people. These circumstances had severe effects on our businesses. The occurrence of additional disruptions, a prolonged recovery from the COVID-19 pandemic or a spike or resurgence in cases of COVID-19, or other unexpected events that affect the availability and pricing of air travel and accommodations, could further materially and adversely affect our business and results of operations.

New capital projects may not be commercially successful. From time to time, we pursue capital projects, such as our current construction of FlyOver Las Vegas, FlyOver Canada Toronto, the Sky Lagoon, and other efforts to upgrade some of our Pursuit offerings, in order to enhance and expand our business. Capital projects are subject to a number of risks, including unanticipated delays, cost overruns, and the failure to achieve established financial and strategic goals, as well as additional project-specific risks. A prolonged delay in these capital projects could prevent them from performing in accordance with our commercial expectations and could materially and adversely affect our future success, business, and results of operations.

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

Our participation in multi-employer pension plans could substantially increase our pension costs. We sponsor a number of defined benefit plans for our U.S. and Canada-based employees. In addition, we are obligated to contribute to multi-employer pension plans under collective bargaining agreements covering our union-represented employees. We contributed $27.3 million in 2019, $26.4 million in 2018, and $26.6 million in 2017 to those multi-employer pension plans. Third-party boards of trustees manage these multi-employer plans. Based upon the information we receive from plan administrators; we believe that several of those multi-employer plans are underfunded. The Pension Protection Act of 2006 requires us to reduce the underfunded status over defined time periods. Moreover, we would be required to make additional payments of our proportionate share of a plan’s unfunded vested liabilities if a plan terminates, or other contributing employers withdraw, due to insolvency or other reasons, or if we voluntarily withdraw from a plan. In 2019, we finalized the terms of a new collective bargaining agreement with the Teamsters Local 727 union. The terms included a withdrawal from the underfunded Central States Pension Plan. Accordingly, we recorded a charge of $15.5 million, which represents the estimated present value of future contributions we will be required to make as a result of the union’s withdrawal and $0.2 million of other withdrawal costs. At this time, we do not anticipate triggering any withdrawal from any other multi-employer pension plan to which we currently contribute. However, significant plan contribution increases could materially and adversely affect our consolidated financial condition, results of operations, and cash flows. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of the 2019 Form 10-K) for further information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended March 31, 2020 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	966	$67.16	—	600,067
February 1, 2020 - February 29, 2020	69,748	$53.63	53,784	546,283
March 1, 2020 - March 31, 2020	744	$50.55	—	546,283
Total	71,458	$53.79	53,784	546,283

Pursuant to previously announced authorizations, our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors approved an additional 500,000 shares to repurchase. During the three months ended March 31, 2020 we repurchased 53,784 shares on the open market for $2.8 million. The Board’s authorization has no expiration date. In March 2020, our Board of Directors suspended our share repurchase program.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

4.1		Rights Agreement, dated as of March 30, 2020, between Viad Corp and Equiniti Trust Company, which includes the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Stock as Exhibit B.	8-K		4.1	3/30/2020

4.2		Amendment No. 2 to $450 million Second Amended and Restated Credit Agreement, dated May 8, 2020.	8-K		4.A3	5/11/2020

10.1	*	Severance Agreement and General Release between Viad Corp and Jay Altizer, effective as of May 22, 2020.

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended March 31, 2020.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended March 31, 2020.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ended March 31, 2020.

101.INS	***	XBRL Instance Document

101.SCH	****	XBRL Taxonomy Extension Schema Document.

101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

June 19, 2020	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer (Duly Authorized Officer)