Form 10-Q
period 2020-06-30
VIAD CORP
filed 2020-08-10
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 3, 2020, there were 20,394,746 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$154,216	$61,999
Accounts receivable, net of allowances for doubtful accounts of $11,296 and $1,200, respectively	29,475	126,246
Inventories	19,101	17,269
Current contract costs	7,786	24,535
Other current assets	24,474	30,854
Total current assets	235,052	260,903
Property and equipment, net	482,585	500,901
Other investments and assets	20,876	45,119
Operating lease right-of-use assets	95,229	103,314
Deferred income taxes	—	26,163
Goodwill	95,159	287,983
Other intangible assets, net	69,563	94,308
Total Assets	$998,464	$1,318,691
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$31,927	$86,660
Contract liabilities	26,960	50,671
Accrued compensation	10,198	32,658
Operating lease obligations	20,140	22,180
Other current liabilities	26,371	39,824
Current portion of debt and finance lease obligations	3,671	5,330
Total current liabilities	119,267	237,323
Long-term debt and finance lease obligations	469,828	335,162
Pension and postretirement benefits	26,016	26,247
Long-term operating lease obligations	77,743	82,851
Other deferred items and liabilities	75,248	83,707
Total liabilities	768,102	765,290
Commitments and contingencies
Redeemable noncontrolling interest	5,138	6,172
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	571,555	574,473
Retained earnings (deficit)	(171,931)	122,971
Accumulated other comprehensive loss	(53,762)	(35,699)
Common stock in treasury, at cost, 4,538,028 and 4,588,084 shares, respectively	(229,492)	(231,649)
Total Viad stockholders’ equity	153,772	467,498
Non-redeemable noncontrolling interest	71,452	79,731
Total stockholders’ equity	225,224	547,229
Total Liabilities and Stockholders’ Equity	$998,464	$1,318,691

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue:
Services	$26,205	$347,659	$301,761	$598,300
Products	4,658	54,620	35,110	89,573
Total revenue	30,863	402,279	336,871	687,873
Costs and expenses:
Costs of services	69,380	306,154	353,782	569,510
Costs of products	11,219	49,683	42,225	83,157
Business interruption gain	—	(141)	—	(141)
Corporate activities	2,468	3,282	3,257	5,115
Interest income	(176)	(83)	(255)	(181)
Interest expense	5,186	2,957	9,204	5,872
Multi-employer pension plan withdrawal	462	15,508	462	15,508
Other expense	265	456	684	911
Restructuring charges	260	4,455	1,111	5,143
Legal settlement	—	—	—	8,500
Impairment charges	114,020	—	202,400	—
Total costs and expenses	203,084	382,271	612,870	693,394
Income (loss) from continuing operations before income taxes	(172,221)	20,008	(275,999)	(5,521)
Income tax expense (benefit)	35,516	6,565	19,719	(1,030)
Income (loss) from continuing operations	(207,737)	13,443	(295,718)	(4,491)
Income (loss) from discontinued operations	(379)	460	(833)	173
Net income (loss)	(208,116)	13,903	(296,551)	(4,318)
Net (income) loss attributable to non-redeemable noncontrolling interest	1,634	(331)	2,967	89
Net loss attributable to redeemable noncontrolling interest	204	252	721	276
Net income (loss) attributable to Viad	$(206,278)	$13,824	$(292,863)	$(3,953)
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(10.17)	$0.65	$(14.44)	$(0.22)
Discontinued operations attributable to Viad common stockholders	(0.02)	0.02	(0.05)	0.01
Net income (loss) attributable to Viad common stockholders	$(10.19)	$0.67	$(14.49)	$(0.21)
Weighted-average outstanding and potentially dilutive common shares	20,282	20,266	20,249	20,110
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(10.17)	$0.65	$(14.44)	$(0.22)
Discontinued operations attributable to Viad common stockholders	(0.02)	0.02	(0.05)	0.01
Net income (loss) attributable to Viad common stockholders	$(10.19)	$0.67	$(14.49)	$(0.21)
Weighted-average outstanding common shares	20,282	20,143	20,249	20,110
Dividends declared per common share	$—	$0.10	$0.10	$0.20
Amounts attributable to Viad common stockholders
Income (loss) from continuing operations	$(205,899)	$13,364	$(292,030)	$(4,126)
Income (loss) from discontinued operations	(379)	460	(833)	173
Net income (loss)	$(206,278)	$13,824	$(292,863)	$(3,953)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$(208,116)	$13,903	$(296,551)	$(4,318)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	9,784	4,317	(18,374)	9,097
Change in net actuarial loss, net of tax (1)	25	99	366	219
Change in prior service cost, net of tax (1)	(28)	(36)	(55)	(71)
Comprehensive income (loss)	(198,335)	18,283	(314,614)	4,927
Non-redeemable noncontrolling interest:
Comprehensive (income) loss attributable to non-redeemable noncontrolling interest	1,634	(331)	2,967	89
Unrealized foreign currency translation adjustments	1,933	776	(3,786)	776
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	204	252	721	276
Comprehensive income (loss) attributable to Viad	$(194,564)	$18,980	$(314,712)	$6,068

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)	Common Stock	Additional Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2019	$37,402	$574,473	$122,971	$(35,699)	$(231,649)	$467,498	$79,731	$547,229
Net loss	—	—	(86,585)	—	—	(86,585)	(1,333)	(87,918)
Dividends on common stock ($0.10 per share)	—	—	(2,038)	—	—	(2,038)	—	(2,038)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,526)	(1,526)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(1,059)	(1,059)	—	(1,059)
Common stock purchased for treasury	—	—	—	—	(2,785)	(2,785)	—	(2,785)
Employee benefit plans	—	(3,810)	—	—	5,722	1,912	—	1,912
Share-based compensation - equity awards	—	276	—	—	—	276	—	276
Unrealized foreign currency translation adjustment	—	—	—	(28,158)	—	(28,158)	(5,719)	(33,877)
Amortization of net actuarial loss, net of tax	—	—	—	341	—	341	—	341
Amortization of prior service cost, net of tax	—	—	—	(27)	—	(27)	—	(27)
Other, net	—	(80)	(1)	—	1	(80)	—	(80)
Balance, March 31, 2020	$37,402	$570,859	$34,347	$(63,543)	$(229,770)	$349,295	$71,153	$420,448
Net loss	—	—	(206,278)	—	—	(206,278)	(1,634)	(207,912)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(3)	(3)	—	(3)
Common stock purchased for treasury	—	—	—	—	—	—	—	—
Employee benefit plans	—	48	—	—	282	330	—	330
Share-based compensation - equity awards	—	602	—	—	—	602	—	602
Unrealized foreign currency translation adjustment	—	—	—	9,784	—	9,784	1,933	11,717
Amortization of net actuarial loss, net of tax	—	—	—	25	—	25	—	25
Amortization of prior service cost, net of tax	—	—	—	(28)	—	(28)	—	(28)
Other, net	—	46	—	—	(1)	45	—	45
Balance, June 30, 2020	$37,402	$571,555	$(171,931)	$(53,762)	$(229,492)	$153,772	$71,452	$225,224

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2018	$37,402	$575,339	$109,032	$199	$(47,975)	$(237,790)	$436,207	$14,348	$450,555
Net loss	—	—	(17,777)	—	—	—	(17,777)	(420)	(18,197)
Dividends on common stock ($0.10 per share)	—	—	(2,028)	—	—	—	(2,028)	—	(2,028)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(2,905)	(2,905)	—	(2,905)
Employee benefit plans	—	(4,302)	—	—	—	5,522	1,220	—	1,220
Share-based compensation - equity awards	—	780	—	—	—	—	780	—	780
Unrealized foreign currency translation adjustment	—	—	—	—	4,780	—	4,780	—	4,780
Amortization of net actuarial loss, net of tax	—	—	—	—	120	—	120	—	120
Amortization of prior service cost, net of tax	—	—	—	—	(35)	—	(35)	—	(35)
Other, net	—	16	—	24	—	1	41	—	41
Balance, March 31, 2019	$37,402	$571,833	$89,227	$223	$(43,110)	$(235,172)	$420,403	$13,928	$434,331
Net income	—	—	13,824	—	—	—	13,824	331	14,155
Dividends on common stock ($0.10 per share)	—	—	(2,006)	—	—	—	(2,006)	—	(2,006)
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(89)	(89)	—	(89)
Employee benefit plans	—	301	—	—	—	1,301	1,602	—	1,602
Share-based compensation - equity awards	—	781	—	—	—	—	781	—	781
Unrealized foreign currency translation adjustment	—	—	—	—	4,317	—	4,317	776	5,093
Amortization of net actuarial loss, net of tax	—	—	—	—	99	—	99	—	99
Amortization of prior service cost, net of tax	—	—	—	—	(36)	—	(36)	—	(36)
Acquisition of Mountain Park Lodges	—	—	—	—	—	—	—	49,711	49,711
Other, net	—	16	—	(223)	—	221	14	—	14
Balance, June 30, 2019	$37,402	$572,931	$101,045	$—	$(38,730)	$(233,739)	$438,909	$64,746	$503,655

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(296,551)	$(4,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,135	27,715
Deferred income taxes	19,514	6,215
(Income) loss from discontinued operations	833	(173)
Restructuring charges	1,111	5,143
Legal settlement	—	8,500
Impairment charges	202,400	—
Gains on dispositions of property and other assets	(1,373)	(731)
Share-based compensation (benefit) expense	(1,288)	4,617
Multi-employer pension plan withdrawal	462	15,508
Other non-cash items, net	11,470	2,227
Change in operating assets and liabilities:
Receivables	97,979	(51,293)
Inventories	(2,120)	(4,518)
Current contract costs	16,185	(2,000)
Accounts payable	(59,887)	31,303
Restructuring liabilities	(2,359)	(4,034)
Accrued compensation	(22,562)	3,647
Contract liabilities	(22,499)	17,259
Payments on operating lease obligations	(12,624)	(13,603)
Income taxes payable	489	(4,060)
Other assets and liabilities, net	10,520	2,133
Net cash (used in) provided by operating activities	(31,165)	39,537
Cash flows from investing activities
Capital expenditures	(32,516)	(46,517)
Cash surrender value of life insurance policies	24,767	—
Cash paid for acquisitions, net	—	(72,918)
Proceeds from dispositions of property and other assets	4,654	768
Net cash used in investing activities	(3,095)	(118,667)
Cash flows from financing activities
Proceeds from borrowings	192,111	133,827
Payments on debt and finance lease obligations	(56,078)	(47,862)
Dividends paid on common stock	(4,064)	(4,034)
Distributions to noncontrolling interest	(1,526)	—
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,062)	(2,994)
Common stock purchased for treasury	(2,785)	—
Proceeds from exercise of stock options	2,077	92
Net cash provided by financing activities	128,673	79,029
Effect of exchange rate changes on cash and cash equivalents	(2,196)	786
Net change in cash and cash equivalents	92,217	685
Cash and cash equivalents, beginning of year	61,999	44,893
Cash and cash equivalents, end of period	$154,216	$45,578

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

The COVID-19 pandemic is having and will likely continue to have a significant and negative impact on our operations and financial performance, with live events largely shut down and tourism activity disruptions. As a result, we have taken the following measures to improve our liquidity position due to COVID-19:

•	We implemented aggressive cost reduction actions, including furloughs, layoffs, mandatory unpaid time off, or salary reductions for all employees;
•	Our executive management voluntarily reduced its base salaries by 20% to 50%;
•	The non-employee members of our Board of Directors agreed to reduce their annual cash retainer and committee retainers by 50% for payments typically made to them in the second quarter of 2020;
•	We eliminated all discretionary spending, reduced maintenance capital expenditures to essential levels, and paused spending on the majority of growth projects;
•	We suspended future dividend payments, share repurchases, and our 401(k) Plan employer match contributions for the foreseeable future;
•	We availed ourselves of governmental assistance programs for wages and tax relief;
•

We borrowed the remaining available capacity under the revolving credit facility (the “2018 Credit Facility”) at the beginning of April 2020 as a proactive measure to increase our cash position and preserve financial flexibility. Refer to Note 12 – Debt and Finance Lease Obligations;

•	In May 2020, we obtained a waiver of our financial covenants for the quarter ending June 30, 2020. Refer to Note 12 – Debt and Finance Lease Obligations;
•	In May 2020, we terminated our legacy life insurance policies on former employees and received the cash proceeds of $24.8 million. Refer to Note 8 – Other Investments and Assets;
•	In July 2020, we sold a GES warehouse in San Diego and received cash proceeds of $17.0 million. Refer to Note 24 – Subsequent Events;
•	In August 2020, we secured a new equity capital investment of up to $180 million through the issuance of perpetual convertible preferred stock. Refer to Note 24 – Subsequent Events; and

•	In August 2020, we obtained longer-term financial covenant relief until the end of the third quarter of 2022. Refer to Note 12 – Debt and Finance Lease Obligations and Note 24 – Subsequent Events.

As previously disclosed in our quarterly report on Form 10-Q for the three months ended March 31, 2020, the shut-down of live event and tourism activities resulting in substantial net losses and operating cash outflows and the expected inability to maintain compliance with debt covenants raised substantial doubt about our ability to continue as a going concern for a period through one year from the issuance of the financial statements. Accordingly, the entire balances outstanding under the 2018 Credit Facility as of March 31, 2020, had been classified as current liabilities. On August 5, 2020, we entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”) who made an initial investment of $135 million, net of approximately $9 million in fees, in newly issued perpetual convertible preferred stock that carries a 5.5% dividend, which is payable in cash or in-kind at Viad’s option (the “Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $21.25 per share. The Investment Agreement also includes a delayed draw commitment of up to $45 million in additional Convertible Preferred Stock, which we may access during the next 12 months on the same terms and conditions as the initial investment (subject to shareholder approval). The proceeds from Crestview’s initial investment will be used to repay a portion of our 2018 Credit Facility, provide additional short-term liquidity, fund capital expenditures, and support general corporate purposes. Pursuant to the Investment Agreement, two Crestview Partners’ designees joined our Board of Directors, increasing the size of our board from seven to nine directors. On August 5, 2020 we entered into an amendment to our Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”), which, among other things, (i) waives our financial covenants until the end of the third quarter of 2022 (the “Covenant Waiver Period”) and (ii) requires us to maintain minimum liquidity of $125 million with a step down to $100 million at December 31, 2020. The interest rate on the borrowings is equal to the London Interbank Offered Rate (“LIBOR”) plus 350 basis points, with a LIBOR floor of one percent during the Covenant Waiver Period. The LIBOR floor continues until the end of the 2018 Credit Agreement. Additionally, we are precluded from paying cash dividends, from issuing unsecured debt, and from accessing the $250 million expansion feature during the Covenant Waiver Period. The amendment also allows us to make acquisitions under certain conditions. Viad pledged 100% of the capital stock of its top-tier foreign subsidiaries (other than Esja Attractions ehf.). Fees related to the amendment were approximately $1.6 million. Management anticipates that the forgoing cash proceeds from Crestview Partners, existing cash and cash equivalents, and the amendment to waive financial covenants within the 2018 Credit Agreement until the end of the third quarter of 2022 will be sufficient to fund operations for at least the next 12 months and alleviate the conditions that raised substantial doubt about our ability to continue as a going concern. As a result, outstanding balances under the 2018 Credit Facility as of June 30, 2020, have again been classified as long-term liabilities.

Due to the deteriorating macroeconomic environment, disruptions to our operations, and the sustained decline in our stock price caused by COVID-19, we determined an interim triggering event had occurred in the first quarter of 2020, which required us to assess the carrying values of goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) No. 350, Intangibles – Goodwill and Other. Based on this assessment, we recorded a non-cash goodwill impairment charge of $72.7 million during the three months ended March 31, 2020 associated with the GES U.S., GES EMEA, and Pursuit’s Glacier Park Collection reporting units. Additionally, during the three months ended March 31, 2020, we recorded a non-cash impairment charge to other intangible assets of $15.7 million related to our U.S. audio-visual production business.

During the second quarter of 2020 and into July, GES continued to experience event postponements and cancellations and we experienced further declines in our stock price. There has also been an increased spread of the COVID-19 virus throughout the United States, which resulted in further closures and governor orders that we believe have increased the uncertainty regarding when the live event industry will re-commence and how long it will take to get back to similar pre-COVID-19 business levels. The uncertainty regarding the duration of the current domestic and global economic conditions and whether further deterioration in the macroeconomic environment will continue as a result of the COVID-19 pandemic was factored into our second quarter goodwill impairment analysis. As a result, we recorded a full impairment charge to the remaining GES goodwill balance of $113.1 million during the three months ended June 30, 2020. Our remaining goodwill balance as of June 30, 2020 of $95.2 million pertains to our Pursuit business, which phased in most of its attractions and lodging operations in June and July of 2020. The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve. Refer to Note 9 – Goodwill and Other Intangible Assets for additional information.

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

3/12/2020

Topic 848 was effective beginning on March 12, 2020, and we will apply the amendments prospectively through December 31, 2022. There was no impact to our condensed consolidated financial statements as a result of adopting this amendment.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things: impairment testing of recorded goodwill and intangible assets and long-lived assets; allowances for uncollectible accounts receivable; provisions for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; sublease income associated with restructuring liabilities; pension and postretirement benefit costs and obligations; share-based compensation costs; the discount rates used to value lease obligations; the redemption value of redeemable noncontrolling interests; and the allocation of purchase price of acquired businesses. Actual results could differ from these and other estimates.

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2019	$50,796
Cash additions	95,966
Revenue recognized	(117,844)
Foreign exchange translation adjustment	(1,194)
Balance at June 30, 2020	$27,724

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

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2019	$28,496
Additions	13,988
Expenses	(21,299)
Cancelled	(8,022)
Foreign exchange translation adjustment	(604)
Balance at June 30, 2020	$12,559

As of June 30, 2020, capitalized contract costs consisted of $1.4 million to obtain contracts and $11.2 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three and six months ended June 30, 2020 or 2019.

Disaggregation of Revenue

The following tables disaggregate GES and Pursuit revenue by major product line, timing of revenue recognition, and markets served:

GES

	Three Months Ended June 30, 2020
(in thousands)	GES North America	GES EMEA	Intersegment Eliminations	Total
Services:
Core services	$16,122	$6,046	$—	$22,168
Audio-visual	298	132	—	430
Event technology	1,109	274	—	1,383
Intersegment eliminations	—	—	(985)	(985)
Total services	17,529	6,452	(985)	22,996
Products:
Core products	1,247	1,356	—	2,603
Total revenue	$18,776	$7,808	$(985)	$25,599

Timing of revenue recognition:
Services transferred over time	$17,529	$6,452	$(985)	$22,996
Products transferred over time(1)	226	(58)	—	168
Products transferred at a point in time	1,021	1,414	—	2,435
Total revenue	$18,776	$7,808	$(985)	$25,599

Markets:
Exhibitions	$11,404	$4,775	$—	$16,179
Conferences	7,798	2,835	—	10,633
Corporate events	(310)	254	—	(56)
Consumer events	(116)	(56)	—	(172)
Intersegment eliminations	—	—	(985)	(985)
Total revenue	$18,776	$7,808	$(985)	$25,599
(1)	GES’ graphics product revenue is earned over time over the duration of the event as it is considered a part of the single performance obligation satisfied over time.

	Six Months Ended June 30, 2020
(in thousands)	GES North America	GES EMEA	Intersegment Eliminations	Total
Services:
Core services	$226,305	$32,549	$—	$258,854
Audio-visual	17,728	4,166	—	21,894
Event technology	6,663	3,135	—	9,798
Intersegment eliminations	—	—	(2,974)	(2,974)
Total services	250,696	39,850	(2,974)	287,572
Products:
Core products	19,838	10,674	—	30,512
Total revenue	$270,534	$50,524	$(2,974)	$318,084

Timing of revenue recognition:
Services transferred over time	$250,696	$39,850	$(2,974)	$287,572
Products transferred over time(1)	10,803	2,392	—	13,195
Products transferred at a point in time	9,035	8,282	—	17,317
Total revenue	$270,534	$50,524	$(2,974)	$318,084

Markets:
Exhibitions	$195,762	$37,322	$—	$233,084
Conferences	43,688	7,642	—	51,330
Corporate events	26,654	5,408	—	32,062
Consumer events	4,430	152	—	4,582
Intersegment eliminations	—	—	(2,974)	(2,974)
Total revenue	$270,534	$50,524	$(2,974)	$318,084

(1)	GES’ graphics product revenue is earned over time over the duration of the event as it is considered a part of the single performance obligation satisfied over time.

	Three Months Ended June 30, 2019
(in thousands)	GES North America	GES EMEA	Intersegment Eliminations	Total
Services:
Core services	$228,112	$41,821	$—	$269,933
Audio-visual	24,175	6,881	—	31,056
Event technology	9,845	2,134	—	11,979
Intersegment eliminations	—	—	(6,317)	(6,317)
Total services	262,132	50,836	(6,317)	306,651
Products:
Core products	21,550	18,669	—	40,219
Total revenue	$283,682	$69,505	$(6,317)	$346,870

Timing of revenue recognition:
Services transferred over time	$262,132	$50,836	$(6,317)	$306,651
Products transferred over time(1)	11,774	4,811	—	16,585
Products transferred at a point in time	9,776	13,858	—	23,634
Total revenue	$283,682	$69,505	$(6,317)	$346,870

Markets:
Exhibitions	$138,887	$49,293	$—	$188,180
Conferences	105,455	10,870	—	116,325
Corporate events	29,868	8,772	—	38,640
Consumer events	9,472	570	—	10,042
Intersegment eliminations	—	—	(6,317)	(6,317)
Total revenue	$283,682	$69,505	$(6,317)	$346,870
(1)	GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

	Six Months Ended June 30, 2019
(in thousands)	GES North America	GES EMEA	Intersegment Eliminations	Total
Services:
Core services	$407,985	$72,884	$—	$480,869
Audio-visual	42,581	10,769	—	53,350
Event technology	18,608	5,087	—	23,695
Intersegment eliminations	—	—	(9,007)	(9,007)
Total services	469,174	88,740	(9,007)	548,907
Products:
Core products	37,749	35,141	—	72,890
Total revenue	$506,923	$123,881	$(9,007)	$621,797

Timing of revenue recognition:
Services transferred over time	$469,174	$88,740	$(9,007)	$548,907
Products transferred over time(1)	23,043	8,290	—	31,333
Products transferred at a point in time	14,706	26,851	—	41,557
Total revenue	$506,923	$123,881	$(9,007)	$621,797

Markets:
Exhibitions	$275,316	$94,948	$—	$370,264
Conferences	153,317	13,852	—	167,169
Corporate events	62,655	14,317	—	76,972
Consumer events	15,635	764	—	16,399
Intersegment eliminations	—	—	(9,007)	(9,007)
Total revenue	$506,923	$123,881	$(9,007)	$621,797

(1)	GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Pursuit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Services:
Admissions	$1,534	$23,156	$5,636	$26,681
Accommodations	1,456	12,926	5,973	15,344
Transportation	12	3,954	2,068	5,949
Travel planning	213	1,471	629	2,103
Intersegment eliminations	(6)	(499)	(117)	(684)
Total services revenue	3,209	41,008	14,189	49,393
Products:
Food and beverage	615	8,206	2,264	9,570
Retail operations	1,440	6,195	2,334	7,113
Total products revenue	2,055	14,401	4,598	16,683
Total revenue	$5,264	$55,409	$18,787	$66,076

Timing of revenue recognition:
Services transferred over time	$3,209	$41,008	$14,189	$49,393
Products transferred at a point in time	2,055	14,401	4,598	16,683
Total revenue	$5,264	$55,409	$18,787	$66,076

Markets:
Banff Jasper Collection	$3,040	$33,226	$12,839	$41,096
Alaska Collection	580	12,198	731	12,378
Glacier Park Collection	1,161	7,375	1,884	8,198
FlyOver	483	2,610	3,333	4,404
Total revenue	$5,264	$55,409	$18,787	$66,076

Note 3. Share-Based Compensation

The following table summarizes share-based compensation (income) expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Performance unit incentive plan (“PUP”)(1)	$(110)	$1,557	$(2,745)	$2,980
Restricted stock	602	783	1,252	1,476
Restricted stock units	365	71	205	161
Share-based compensation (income) expense before income tax	857	2,411	(1,288)	4,617
Income tax expense (benefit)(2)	109	(607)	—	(1,165)
Share-based compensation (income) expense, net of income tax	$966	$1,804	$(1,288)	$3,452
(1)

PUP awards are liability-based awards that are tied to our stock price and the expected achievement of certain performance-based criteria. During the three and six months ended June 30, 2020, the value of the PUP awards decreased due to the reduction of our estimated performance achievement and the decline in our stock price as a result of COVID-19.

(2)	Income tax expense for the three months ended June 30, 2020 is due to the valuation allowance on our deferred tax assets recorded in the second quarter of 2020.

The following table summarizes the activity of the outstanding share-based compensation awards:

	PUP Awards		Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2019	214,904	$52.53	136,123	$52.66	11,623	$52.17
Granted	84,898	$56.15	49,847	$54.45	3,952	$50.43
Vested	(67,866)	$47.43	(64,429)	$49.83	(2,815)	$47.45
Forfeited	(18,370)	$56.40	(12,865)	$56.58	(1,634)	$56.59
Balance at June 30, 2020	213,566	$55.26	108,676	$54.69	11,126	$52.10

Viad Corp Omnibus Incentive Plan

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of June 30, 2020, there were 1,514,596 shares available for future grant under the 2017 Plan.

PUP Awards

The vesting of PUP award shares is based upon achievement of certain performance-based criteria over a three-year period.

During the six months ended June 30, 2020, we granted PUP awards with a grant date fair value of $4.8 million of which $1.8 million are payable in shares. Liabilities related to PUP awards were $0.3 million as of June 30, 2020 and $5.3 million as of December 31, 2019. In 2020, PUP awards granted in 2017 vested and we paid $2.6 million in cash. No PUP awards were paid in shares in 2020. In 2019, PUP awards granted in 2016 vested and we paid $5.6 million in cash and $3.4 million in shares. In 2019, we withheld 25,771 shares for $1.5 million related to tax withholding requirements on vested PUP awards paid in shares.

Restricted Stock

As of June 30, 2020, the unamortized cost of outstanding restricted stock awards was $3.2 million, which we expect to recognize over a weighted-average period of approximately 1.5 years. We repurchased 17,881 shares for $1.1 million during the six months ended June 30, 2020 and 24,217 shares for $1.4 million during the six months ended June 30, 2019 related to tax withholding requirements on vested share-based awards.

Restricted Stock Units

Aggregate liabilities related to restricted stock units were $0.5 million as of June 30, 2020 and $0.4 million as of December 31, 2019. During the six months ended June 30, 2020, restricted stock units vested and we paid $0.2 million in cash. During the six months ended June 30, 2019, restricted stock units vested and we paid $0.3 million in cash and $0.2 million in shares.

Stock Options

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2019	41,143	$16.62
Exercised	(41,143)	$16.62
Options outstanding and exercisable at June 30, 2020	—	$—

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

Transaction costs associated with the Mountain Park Lodges were $0.9 million in 2019, which are included in “Corporate activities” in the Consolidated Statements of Operations. We included these assets and results of operations in the consolidated financial statements from the date of acquisition. During the three months ended June 30, 2020, revenue and operating loss related to the Mountain Park Lodges were $1.1 million and $1.8 million, respectively. During the six months ended June 30, 2020, revenue and operating loss related to the Mountain Park Lodges were $4.0 million and $4.2 million, respectively.

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

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the completion of the Mountain Park Lodges acquisition was on January 1, 2019. We do not consider the Pursuit Sky Lagoon attraction or the Belton Chalet significant acquisitions and accordingly, they are not included in the following pro forma results of operations:

	Three Months Ended	Six Months Ended
(in thousands, except per share data)	June 30, 2019	June 30, 2019
Revenue	$406,658	$696,134
Depreciation and amortization	$15,840	$30,348
Income (loss) from continuing operations	$12,862	$(5,898)
Net income (loss) attributable to Viad	$13,577	$(4,651)
Diluted income (loss) per share(1)	$0.66	$(0.24)
Basic income (loss) per share	$0.66	$(0.24)
(1)	Diluted loss per share amount cannot exceed basic loss per share.

Note 5. Inventories

We state inventories, which consist primarily of exhibit design and construction materials and supplies, as well as retail inventory, at the lower of cost (first-in, first-out and specific identification methods) or net realizable value.

The components of inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Raw materials	$11,207	$11,788
Finished goods	7,894	5,481
Inventories	$19,101	$17,269

Note 6. Other Current Assets

Other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Income tax receivable	$7,311	$13,250
Prepaid software maintenance	5,596	3,875
Prepaid vendor payments	2,814	4,698
Prepaid insurance	2,524	5,573
Prepaid taxes	295	917
Prepaid other	2,673	1,904
Other	3,261	637
Other current assets	$24,474	$30,854

Note 7. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Land and land interests	$34,501	$34,532
Buildings and leasehold improvements	372,453	377,754
Equipment and other	418,948	417,239
Gross property and equipment	825,902	829,525
Accumulated depreciation	(366,803)	(353,974)
Property and equipment, net (excluding finance leases)	459,099	475,551
Finance lease right-of-use assets, net	23,486	25,350
Property and equipment, net	$482,585	$500,901

Depreciation expense was $11.5 million for the three months ended June 30, 2020 and $23.7 million for the six months ended June 30, 2020. Depreciation expense was $11.2 million for the three months ended June 30, 2019 and $21.3 million for the six months ended June 30, 2019.

Amortization expense on finance lease assets was $0.9 million for the three months ended June 30, 2020 and $1.8 million for the six months ended June 30, 2020. Amortization expense on finance lease assets was $0.6 million for the three months ended June 30, 2019 and $1.2 million for the six months ended June 30, 2019.

Property and equipment purchased through accounts payable and accrued liabilities decreased $7.1 million during the six months ended June 30, 2020 and increased $3.2 million during the six months ended June 30, 2019.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Self-insured liability receivable	$9,982	$9,982
Contract costs	4,773	3,961
Other mutual funds	2,992	3,107
Cash surrender value of life insurance	176	24,873
Other	2,953	3,196
Other investments and assets	$20,876	$45,119

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	GES North America	GES EMEA	Pursuit	Total
Balance at December 31, 2019	$155,276	$30,829	$101,878	$287,983
Goodwill impairment	(155,276)	(29,042)	(1,757)	(186,075)
Foreign currency translation adjustments	—	(1,787)	(4,962)	(6,749)
Balance at June 30, 2020	$—	$—	$95,159	$95,159

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

In early March 2020, as a result of COVID-19 concerns, we began to see event postponements and cancellations at GES, as well as some cancelled bookings at Pursuit. This quickly escalated into the shut-down of event activity and tourism as government mandated closures and stay-at-home orders went more broadly into effect around the world. As demand halted, we essentially placed our businesses into a state of hibernation to preserve cash. As government mandated closures and stay-at-home orders started to be lifted, we began to restart our business with enhanced health and safety protocols in place. We phased in most of Pursuit’s attractions and lodging operations starting in May and continuing into July. However, exhibition and event activity remain largely closed. For GES, we believe that as governments continue to lift restrictions, events in certain geographies will gradually increase and we stand ready to reactivate areas of that business when it makes sense to do so.

During the three months ended March 31, 2020, we determined that an interim triggering event had occurred due to the deteriorating macroeconomic environment, disruptions to our operations, and the sustained decline in our stock price caused by COVID-19. As such, we performed an interim evaluation of goodwill as of March 31, 2020. As a result, we recorded non-cash goodwill impairment charges of $41.9 million associated with GES U.S., $29.0 million associated with GES EMEA, and $1.8 million associated with Pursuit’s Glacier Park Collection. We recorded an income tax benefit of $12.4 million during the three months ended March 31, 2020 related to these goodwill impairment charges. This income tax benefit was reversed during the second quarter of 2020 due to the recording of a valuation allowance. Refer to Note 16 – Income Taxes.

During the second quarter of 2020 and into July, GES continued to experience event postponements and cancellations and we experienced further declines in our stock price. There has also been an increased spread of the COVID-19 virus throughout the United States, which resulted in further closures and governor orders that we believe have increased the uncertainty regarding when the live event industry will re-commence and how long it will take to get back to similar pre-COVID-19 business levels. The uncertainty regarding the duration of the current domestic and global economic conditions and whether further deterioration in the macroeconomic environment will continue as a result of the COVID-19 pandemic was factored into our second quarter goodwill impairment analysis. As a result, we recorded a full impairment charge to the remaining GES goodwill balance of $113.1 million during the three months ended June 30, 2020. Our remaining goodwill balance as of June 30, 2020 of $95.2 million pertains to our Pursuit business.

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

Other intangible assets consisted of the following:

		June 30, 2020			December 31, 2019
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	6.5	$39,661	$(26,172)	$13,489	$72,219	$(40,866)	$31,353
Operating contracts and licenses	37	38,959	(2,029)	36,930	43,329	(1,881)	41,448
In-place lease	13.7	14,399	(384)	14,015	15,044	(231)	14,813
Tradenames	5.7	5,585	(1,927)	3,658	9,423	(4,338)	5,085
Non-compete agreements	1.5	722	(505)	217	2,077	(1,775)	302
Other	7.7	768	(80)	688	802	(66)	736
Total amortized intangible assets		100,094	(31,097)	68,997	142,894	(49,157)	93,737
Indefinite-lived intangible assets:
Business licenses		566	—	566	571	—	571
Other intangible assets		$100,660	$(31,097)	$69,563	$143,465	$(49,157)	$94,308

Intangible asset amortization expense was $1.4 million for the three months ended June 30, 2020 and $3.6 million for the six months ended June 30, 2020. Intangible asset amortization expense was $2.8 million for the three months ended June 30, 2019 and $5.2 million for the six months ended June 30, 2019. We recorded an impairment charge to intangible assets of $15.7 million during the six months ended June 30, 2020 related to our U.S. audio-visual production business. The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve.

At June 30, 2020, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2020	$2,753
2021	5,033
2022	4,919
2023	4,285
2024	3,353
Thereafter	48,654
Total	$68,997

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Continuing operations:
Self-insured liability	$6,058	$5,668
Accrued sales and use taxes	3,539	5,451
Accrued employee benefit costs	3,029	3,564
Commissions payable	2,735	8,274
Current portion of pension and postretirement liabilities	1,722	1,899
Accrued professional fees	1,198	1,248
Accommodation services deposits	452	959
Accrued restructuring	1,071	2,130
Accrued legal settlement	—	2,500
Accrued dividends	—	2,019
Other taxes	920	278
Other	5,104	5,187
Total continuing operations	25,828	39,177
Discontinued operations:
Self-insured liability	402	260
Environmental remediation liabilities	75	311
Other	66	76
Total discontinued operations	543	647
Total other current liabilities	$26,371	$39,824

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Continuing operations:
Foreign deferred tax liability	$24,898	$32,570
Multi-employer pension plan withdrawal liability	15,970	15,693
Self-insured excess liability	9,982	9,982
Self-insured liability	8,455	8,682
Accrued compensation	4,863	7,485
Accrued restructuring	2,076	2,383
Contract liabilities	764	125
Other	3,845	2,423
Total continuing operations	70,853	79,343
Discontinued operations:
Environmental remediation liabilities	2,165	1,964
Self-insured liability	1,838	2,018
Other	392	382
Total discontinued operations	4,395	4,364
Total other deferred items and liabilities	$75,248	$83,707

Note 12. Debt and Finance Lease Obligations

The components of long-term debt and finance lease obligations consisted of the following:

	June 30,	December 31,
(in thousands, except interest rates)	2020	2019
2018 Credit Facility, 4.6% weighted-average interest rate at June 30, 2020 and 3.9% at December 31, 2019, due through 2023(1)	$446,251	$311,464
FlyOver Iceland Credit Facility, 4.9% weighted-average interest rate at June 30, 2020 and December 31, 2019, due through 2022(1)	5,350	5,607
Less unamortized debt issuance costs	(1,578)	(1,836)
Total debt (2)	450,023	315,235
Finance lease obligations, 7.8% weighted-average interest rate at June 30, 2020 and 7.7% at December 31, 2019, due through 2039	23,476	25,257
Total debt and finance lease obligations (3)	473,499	340,492
Current portion (4)	(3,671)	(5,330)
Long-term debt and finance lease obligations	$469,828	$335,162
(1)

Represents the weighted-average interest rate in effect at the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.

(2)

The estimated fair value of total debt and finance leases was $398.3 million as of June 30, 2020 and $339.4 million as of December 31, 2019. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.

(3)	Cash paid for interest on debt was $7.5 million for the six months ended June 30, 2020 and $5.7 million for the six months ended June 30, 2019.
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

2018 Credit Agreement

Effective October 24, 2018, we entered into a Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”). The 2018 Credit Agreement has a maturity date of October 24, 2023 and provides for a $450 million revolving credit facility (“2018 Credit Facility”). Proceeds from the 2018 Credit Facility were used to refinance certain of our outstanding debt and provide us with additional funds for our operations, growth initiatives, acquisitions, and other general corporate purposes in the ordinary course of business. The 2018 Credit Facility may be increased up to an additional $250 million under certain circumstances and has a $20 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Our lenders under the 2018 Credit Facility have a first perfected security interest in all of our personal property including GES, GES Event Intelligence Services, Inc., CATC Alaska Tourism Corporation (“CATC”), ON Event Services, LLC (“ON Services”), and 65% of the capital stock of our top-tier foreign subsidiaries (other than Esja). Financial covenants include an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not greater than 3.50 to 1.00, with a step-up to 4.00 to 1.00 for four quarters following a material acquisition of $50 million or more. Dividends are permitted up to $15 million in any calendar year. In addition, we can declare and pay dividends or repurchase our common stock up to $20 million per calendar year. Dividends and repurchases above those thresholds are permitted as long as our pro forma leverage ratio is less than or equal to 2.75 to 1.00. Unsecured debt is allowed provided we are in compliance with the leverage ratio. In addition, the unsecured debt must mature after the expiration of the 2018 Credit Facility, cannot have scheduled principal payments while the 2018 Credit Facility is in place, and any covenants for unsecured debt cannot be more restrictive than the 2018 Credit Facility. Significant other covenants include limitations on investments, additional indebtedness, sales and dispositions of assets, and liens on property. As of June 30, 2020, we were not in compliance with the interest coverage ratio or the leverage ratio, however, as discussed below the financial covenants were waived for the quarter ended June 30, 2020.

Effective July 23, 2019, we entered into an amendment (“Amendment No. 1”) to the 2018 Credit Agreement. Amendment No.1 modified the terms related to the withdrawal liabilities of single and multi-employer ERISA plans.

Effective May 8, 2020, we entered into an amendment (“Amendment No. 2”) to the 2018 Credit Agreement. Amendment No. 2, which, among other things, waived our financial covenants for the quarter ending June 30, 2020 under the 2018 Credit Agreement and added a new minimum liquidity requirement. Effective August 5, 2020, we entered into an amendment (“Amendment No. 3”) to the 2018 Credit Agreement. Amendment No. 3, which, among other things, (i) waives our financial covenants until the end of the third quarter of 2022 (the “Covenant Waiver Period”) and (ii) requires us to maintain minimum liquidity of $125 million with a step down to $100 million at December 31, 2020. The interest rate on the borrowings is equal to LIBOR plus 350 basis points, with a LIBOR floor of one percent during the Covenant Waiver Period. The LIBOR floor continues until the end of the 2018 Credit Agreement. Additionally, we are precluded from paying cash dividends, from issuing unsecured debt, and from accessing the $250 million expansion feature during the Covenant Waiver Period. The amendment allows us to make acquisitions under certain conditions. Viad pledged 100% of the capital stock of its top-tier foreign subsidiaries (other and Esja). Fees related to Amendment No. 3 were approximately $1.6 million. Refer to Note 1 – Overview and Basis of Presentation (Impact of COVID-19) and Note 24 – Subsequent Events for additional information.

We borrowed the remaining available capacity under the 2018 Credit Facility at the beginning of April 2020 as a proactive measure to increase our cash position and preserve financial flexibility due to uncertainty in the global markets resulting from the COVID-19 outbreak.

We index borrowings under the 2018 Credit Facility (of which GES, GES Event Intelligence Services, Inc., CATC, and ON Services are guarantors) to the prime rate or the LIBOR, plus appropriate spreads tied to our leverage ratio. As LIBOR will be phased out in 2021, our 2018 Credit Facility includes a method for determining an alternative or successor rate of interest that considers the new prevailing market convention. The vast majority of our borrowings under the 2018 Credit Facility are indexed to LIBOR. Commitment fees and letters of credit fees are also tied to our leverage ratio. The fees on the unused portion of the 2018 Credit Facility were 0.50% annually as of June 30, 2020. We index only our borrowings under the 2018 Credit Facility and the discount rates we use to account for some leases to LIBOR. We do not expect the alternative or successor rate to LIBOR to have a material impact on either our 2018 Credit Facility or the accounting for our leases.

FlyOver Iceland Credit Facility

Effective February 15, 2019, FlyOver Iceland ehf., a wholly-owned subsidiary of Esja, entered into a credit agreement with a €5.0 million (approximately $5.6 million U.S. dollars) credit facility (the “FlyOver Iceland Credit Facility”) with a maturity date of March 1, 2022. We used the loan proceeds to complete the development of the FlyOver Iceland attraction. In response to COVID-19, we entered into an addendum to the FlyOver Iceland Credit Facility effective May 14, 2020 wherein the principal and interest payments were deferred for six months beginning June 1, 2020, with the first payment due December 1, 2020. The addendum also extended the maturity date to September 1, 2022. There were no other changes to the terms of the FlyOver Iceland Credit Facility. Effective July 31, 2020, we obtained a waiver of certain covenants to the FlyOver Iceland Credit Facility through 2021.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$102,699	$102,699	$—	$—
Other mutual funds (2)	2,992	2,992	—	—
Total assets at fair value on a recurring basis	$105,691	$105,691	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$123	$123	$—	$—
Other mutual funds (2)	3,107	3,107	—	—
Total assets at fair value on a recurring basis	$3,230	$3,230	$—	$—

(1)

We include money market funds in “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets. We classify these investments as available-for-sale and record them at fair value. There have been no realized gains or losses related to these investments and we have not experienced any redemption restrictions with respect to any of the money market mutual funds. A portion of the funds borrowed under the 2018 Credit Facility were deposited into money market funds. Refer to Note 12 – Debt and Finance Lease Obligations for additional information.

(2)	We include other mutual funds in “Other investments and assets” in the Condensed Consolidated Balance Sheets.

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term nature of these instruments. Refer to Note 12 – Debt and Finance Lease Obligations for the estimated fair value of debt obligations.

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(23,799)	$(11,900)	$(35,699)
Other comprehensive loss before reclassifications	(18,374)	—	(18,374)
Amounts reclassified from AOCI, net of tax	—	311	311
Net other comprehensive income (loss)	(18,374)	311	(18,063)
Balance at June 30, 2020	$(42,173)	$(11,589)	$(53,762)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(36,332)	$(11,643)	$(47,975)
Other comprehensive income before reclassifications	9,097	—	9,097
Amounts reclassified from AOCI, net of tax	—	148	148
Net other comprehensive income	9,097	148	9,245
Balance at June 30, 2019	$(27,235)	$(11,495)	$(38,730)

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 17 – Pension and Postretirement Benefits for additional information.

Note 15. Income (Loss) Per Share

The components of basic and diluted income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income (loss) attributable to Viad (diluted)	$(206,278)	$13,824	$(292,863)	$(3,953)
Less: Allocation to non-vested shares	—	(102)	—	—
Adjustment to the redemption value of redeemable noncontrolling interest	(332)	(179)	(458)	(266)
Net income (loss) allocated to Viad common stockholders (basic)	$(206,610)	$13,543	$(293,321)	$(4,219)
Basic weighted-average outstanding common shares	20,282	20,143	20,249	20,110
Additional dilutive shares related to share-based compensation	—	123	—	—
Diluted weighted-average outstanding shares	20,282	20,266	20,249	20,110
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$(10.19)	$0.67	$(14.49)	$(0.21)
Diluted income (loss) attributable to Viad common stockholders(1)	$(10.19)	$0.67	$(14.49)	$(0.21)

(1)	Diluted loss per share amount cannot exceed basic loss per share.

Note 16. Income Taxes

The effective tax rate was a negative 20.6% for the three months ended June 30, 2020 and 32.8% for the three months ended June 30, 2019. The effective tax rate was a negative 7.1% for the six months ended June 30, 2020 and 18.7% for the six months ended June 30, 2019.

The negative effective tax rates for the three and six months ended June 30, 2020 were due to the recording of a valuation allowance of $25.5 million in the second quarter of 2020 against our remaining U.S., United Kingdom, and other European net deferred tax assets as of June 30, 2020, as well as no tax benefits on non-deductible goodwill impairments and losses recognized in those jurisdictions. We recorded the valuation allowance based upon the level of historical losses and the uncertainty and timing of future income. At this time, we believe it is more likely than not that we will not realize the benefits of these deductible differences.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies. For the three and six months ended June 30, 2020, there were no material tax impacts to our condensed consolidated financial statements as they relate to COVID-19 measures.

We received $11.2 million and $7.9 million of tax refunds in excess of payments for the three and six months ended June 30, 2020, respectively. Net cash paid for income taxes was $4.6 million and $8.0 million for the three and six months ended June 30, 2019, respectively.

Note 17. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended June 30, 2020 and 2019 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$—	$16	$16	$15	$108	$101
Interest cost	168	223	70	126	83	93
Expected return on plan assets	(34)	(5)	—	—	(129)	(121)
Amortization of prior service credit	—	—	(37)	(47)	—	—
Recognized net actuarial loss	130	100	(43)	50	44	37
Net periodic benefit cost	$264	$334	$6	$144	$106	$110

The components of net periodic benefit cost of our pension and postretirement benefit plans for the six months ended June 30, 2020 and 2019 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$—	$31	$31	$35	$218	$202
Interest cost	328	437	158	250	167	188
Expected return on plan assets	(35)	(39)	—	—	(260)	(243)
Amortization of prior service credit	—	—	(73)	(94)	—	—
Recognized net actuarial loss	265	206	39	127	90	73
Net periodic benefit cost	$558	$635	$155	$318	$215	$220

We expect to contribute $1.4 million to our funded pension plans, $0.9 million to our unfunded pension plans, and $1.0 million to our postretirement benefit plans in 2020. During the six months ended June 30, 2020, we contributed $0.2 million to our funded pension plans, $0.4 million to our unfunded pension plans, and $0.4 million to our postretirement benefit plans.

Note 18. Restructuring Charges

GES

As part of our efforts to drive efficiencies and simplify our business operations, we took certain restructuring actions designed to reduce our cost structure primarily within GES. As a result of COVID-19, we implemented aggressive cost reduction initiatives in 2020 and recorded certain restructuring charges.

Other Restructurings

We recorded restructuring charges in connection with the consolidation of certain support functions at our corporate headquarters. These charges primarily consist of severance and related benefits due to headcount reductions and charges related to the downsizing of facilities.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2019	$2,935	$1,339	$239	$4,513
Restructuring charges	746	(61)	426	1,111
Cash payments	(1,534)	(442)	(383)	(2,359)
Adjustment to liability	(53)	(27)	(38)	(118)
Balance at June 30, 2020	$2,094	$809	$244	$3,147

As of June 30, 2020, we expect to pay all but $1.5 million of the liabilities related to severance and employee benefits by the end of 2020. The liability related to future lease payments will be paid over the remaining lease terms. Refer to Note 22 – Segment Information, for information regarding restructuring charges by segment.

Note 19. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		June 30,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2020	2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$95,229	$103,314
Finance lease assets	Property and equipment, net	23,486	25,350
Total lease assets		$118,715	$128,664

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$20,140	$22,180
Finance lease obligations	Current portion of debt and finance lease obligations	2,982	3,386
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	77,743	82,851
Finance lease obligations	Long-term debt and finance lease obligations	20,494	21,871
Total lease liabilities		$121,359	$130,288

The components of lease expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$923	$609	$1,841	$1,198
Interest on lease liabilities	412	182	829	249
Operating lease cost	6,912	6,839	13,639	12,831
Short-term lease cost	32	562	342	777
Variable lease cost	1,359	1,402	3,058	3,217
Sublease income(1)	—	(54)	—	(226)
Total lease cost, net	$9,638	$9,540	$19,709	$18,046

(1)  Sublease income excludes rental income from owned assets, which is recorded in revenue.

Other information related to operating and finance leases are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,095	$7,405	$12,624	$13,603
Operating cash flows from finance leases	$706	$182	$866	$249
Financing cash flows from finance leases	$793	$490	$1,570	$1,012
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,298	$1,813	$4,077	$13,252
Finance leases	$1,038	$19,769	$1,768	$20,951

			June 30,	December 31,
			2020	2019
Weighted-average remaining lease term (years):
Operating leases			8.34	8.17
Finance leases			13.52	14.01
Weighted-average discount rate:
Operating leases			5.76%	5.77%
Finance leases			7.84%	7.73%

As of June 30, 2020, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2020	$12,609	$2,514	$15,123
2021	20,372	4,202	24,574
2022	16,380	3,708	20,088
2023	13,356	3,184	16,540
2024	10,148	2,486	12,634
Thereafter	54,717	23,185	77,902
Total future lease payments	127,582	39,279	166,861
Less: Amount representing interest	(29,699)	(15,803)	(45,502)
Present value of minimum lease payments	97,883	23,476	121,359
Current portion	20,140	2,982	23,122
Long-term portion	$77,743	$20,494	$98,237

As of June 30, 2020, the estimated future minimum rentals under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
Remainder of 2020	$1,033
2021	1,839
2022	1,516
2023	1,329
2024	1,091
Thereafter	4,789
Total minimum rents	$11,597

Leases Not Yet Commenced

As of June 30, 2020, we had executed certain facility and land leases for which we did not have control of the underlying assets. Accordingly, we did not record the lease liabilities and right-of-use assets on our Condensed Consolidated Balance Sheets. These leases include future planned attractions for Pursuit that are currently in the planning or development phase and that we expect the lease commencement dates to begin between fiscal years 2021 and 2022 with lease terms of 15 to 47 years.

Note 20. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. During the three months ended March 31, 2019, we recorded an $8.5 million charge to resolve a legal dispute at GES involving a former industry contractor. Although the amount of liability as of June 30, 2020 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

On July 18, 2020, an off-road Ice Explorer operated by our Pursuit business was involved in an accident enroute with 27 people to the Athabasca Glacier, resulting in three fatalities and multiple other serious injuries. We are making every effort to actively support the victims and their families, and we are fully cooperating with the applicable regulatory authorities to investigate this incident. We immediately reported the accident to our relevant insurance carriers, who are also supporting the investigation. Subject to customary deductibles, we believe that our insurance coverage is sufficient to cover potential losses related to this accident. Refer to Note 24 – Subsequent Events.

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of June 30, 2020, we had recorded environmental remediation liabilities of $2.2 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of June 30, 2020, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of June 30, 2020 would be $76.2 million. These guarantees relate to our leased equipment and facilities through January 2040. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

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

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $14.5 million as of June 30, 2020, which includes $10.1 million related to workers’ compensation liabilities, and $4.4 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $2.2 million as of June 30, 2020. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.5 million as of June 30, 2020. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.2 million for the three months ended June 30, 2020 and $2.7 million for the six months ended June 30, 2020 and $1.5 million for the three months ended June 30, 2019 and $3.3 million for the six months ended June 30, 2019.

In addition, as of June 30, 2020, we have recorded insurance liabilities of $10.0 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.5 million related to workers’ compensation liabilities and $3.5 million related to general/auto liability claims, which are recorded in other deferred items and liabilities in the Condensed Consolidated Balance Sheets with a corresponding receivable in other investments.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2019	$6,172
Net loss attributable to redeemable noncontrolling interest	(721)
Adjustment to the redemption value	458
Foreign currency translation adjustment	(771)
Balance at June 30, 2020	$5,138

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

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Revenue:
GES:
GES North America	$18,776	$283,682	$270,534	$506,923
GES EMEA	7,808	69,505	50,524	123,881
Intersegment eliminations	(985)	(6,317)	(2,974)	(9,007)
Total GES	25,599	346,870	318,084	621,797
Pursuit	5,264	55,409	18,787	66,076
Total revenue	$30,863	$402,279	$336,871	$687,873
Segment operating income (loss):
GES:
GES North America	$(29,174)	$30,589	$(17,208)	$31,197
GES EMEA	(2,886)	4,664	(3,994)	5,799
Total GES	(32,060)	35,253	(21,202)	36,996
Pursuit	(17,692)	11,313	(37,966)	(1,682)
Segment operating loss	(49,752)	46,566	(59,168)	35,314
Corporate eliminations (1)	16	17	32	33
Corporate activities	(2,468)	(3,282)	(3,257)	(5,115)
Operating loss	(52,204)	43,301	(62,393)	30,232
Interest income	176	83	255	181
Interest expense	(5,186)	(2,957)	(9,204)	(5,872)
Multi-employer pension plan withdrawal	(462)	(15,508)	(462)	(15,508)
Other expense	(265)	(456)	(684)	(911)
Restructuring recoveries (charges):
GES North America	(46)	(4,275)	33	(4,258)
GES EMEA	17	(80)	(718)	(742)
Pursuit	(56)	—	(57)	—
Corporate	(175)	(100)	(369)	(143)
Impairment charges:
GES North America	(113,513)	—	(171,094)	—
GES EMEA	(507)	—	(29,549)	—
Pursuit	—	—	(1,757)	—
Legal settlement:
GES	—	—	—	(8,500)
Loss from continuing operations before income taxes	$(172,221)	$20,008	$(275,999)	$(5,521)
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

During the six months ended June 30, 2020, we repurchased 53,784 shares on the open market for $2.8 million. As of June 30, 2020, 546,283 shares remain available for repurchase. No shares were purchased on the open market during the six months ended June 30, 2019. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future.

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

Note 24. Subsequent Events

Issuance of Convertible Preferred Stock

On August 5, 2020, we entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”) who made an initial investment of $135 million, net of approximately $9 million in fees, in newly issued perpetual convertible preferred stock that carries a 5.5% dividend, which is payable in cash or in-kind at Viad’s option (the “Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $21.25 per share. The Investment Agreement also includes a delayed draw commitment of up to $45 million in additional Convertible Preferred Stock, which we may access during the next 12 months on the same terms and conditions as the initial investment (subject to shareholder approval). The proceeds from Crestview’s initial investment will be used to repay a portion of our 2018 Credit Facility, provide additional short-term liquidity, fund capital expenditures, and support general corporate purposes. Pursuant to the Investment Agreement, two Crestview Partners’ designees joined our Board of Directors, increasing the size of our board from seven to nine directors.

2018 Credit Agreement Amendment

On August 5, 2020 we entered into an amendment to our 2018 Credit Agreement, which, among other things, (i) waives our financial covenants until the end of the third quarter of 2022 (the “Covenant Waiver Period”) and (ii) requires us to maintain minimum liquidity of $125 million with a step down to $100 million at December 31, 2020. The interest rate on the borrowings is equal to LIBOR plus 350 basis points, with a LIBOR floor of one percent during the Covenant Waiver Period. The LIBOR floor continues until the end of the 2018 Credit Agreement. Additionally, we are precluded from paying cash dividends, from issuing unsecured debt, and from accessing the $250 million expansion feature during the Covenant Waiver Period. The amendment also allows us to make acquisitions under certain conditions. Viad pledged 100% of the capital stock of its top-tier foreign subsidiaries (other than Esja). Fees related to the amendment were approximately $1.6 million.

Sale of GES warehouse

On July 24, 2020, we sold a GES warehouse in San Diego and received cash proceeds of $17.0 million.

Icefield Accident

On July 18, 2020, an off-road Ice Explorer operated by our Pursuit business was involved in an accident enroute with 27 people to the Athabasca Glacier, resulting in three fatalities and multiple other serious injuries. We are making every effort to actively support the victims and their families, and we are fully cooperating with the applicable regulatory authorities to investigate this incident. We immediately reported the accident to our relevant insurance carriers, who are also supporting the investigation. Subject to customary deductibles, we believe that our insurance coverage is sufficient to cover potential losses related to this accident.

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

The COVID-19 pandemic is having and will likely continue to have a significant and negative impact on our operations and financial performance, with live events largely shut down and tourism activity disruptions. As a result, we have taken the following measures to improve our liquidity position and mitigate the negative financial impacts due to COVID-19:

•	We implemented aggressive cost reduction actions, including furloughs, layoffs, mandatory unpaid time off, or salary reductions for all employees;
•	Our executive management voluntarily reduced its base salaries by 20% to 50%;
•	The non-employee members of our Board of Directors agreed to reduce their annual cash retainer and committee retainers by 50% for payments typically made to them in the second quarter of 2020;
•	We eliminated all discretionary spending, reduced maintenance capital expenditures to essential levels, and paused spending on the majority of growth projects;
•	We suspended future dividend payments, share repurchases, and our 401(k) Plan employer match contributions for the foreseeable future;
•	We availed ourselves of governmental assistance programs for wages and tax relief;
•

We borrowed the remaining available capacity under the revolving credit facility (the “2018 Credit Facility”) at the beginning of April 2020 as a proactive measure to increase our cash position and preserve financial flexibility;

•	In May 2020, we obtained a waiver of our financial covenants for the quarter ending June 30, 2020;
•	In May 2020, we terminated our legacy life insurance policies on former employees and received the cash proceeds of $24.8 million;
•	In July 2020, we sold a GES warehouse in San Diego and received cash proceeds of $17.0 million;
•	In August 2020, we secured a new equity capital investment of up to $180 million through the issuance of perpetual convertible preferred stock; and
•	In August 2020, we obtained longer-term financial covenant relief until the end of the third quarter of 2022.

On August 5, 2020, we entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”) who made an initial investment of $135 million, net of approximately $9 million in fees, in newly issued perpetual convertible preferred stock that carries a 5.5% dividend, which is payable in cash or in-kind at Viad’s option (the “Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $21.25 per share. The Investment Agreement also includes a delayed draw commitment of up to $45 million in additional Convertible Preferred Stock, which we may access during the next 12 months on the same terms and conditions as the initial investment (subject to shareholder approval). The proceeds from Crestview’s initial investment will be used to repay a portion of our 2018 Credit Facility, provide additional short-term liquidity, fund capital expenditures, and support general corporate purposes. Pursuant to the Investment Agreement, two Crestview Partners’ designees joined our Board of Directors, increasing the size of our board from seven to nine directors. On August 5, 2020 we entered into an amendment to our Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”), which, among other things, (i) waives our financial covenants until the end of the third quarter of 2022 (the “Covenant Waiver Period”) and (ii) requires us to maintain minimum liquidity of $125 million with a step down to $100 million at December 31, 2020. The interest rate on the borrowings is equal to LIBOR plus 350 basis points, with a LIBOR floor of one percent during the Covenant Waiver Period. The LIBOR floor continues until the end of the 2018 Credit Agreement. Additionally, we are precluded from paying cash dividends, from issuing unsecured debt, and from accessing the $250 million expansion feature during the Covenant Waiver Period. The amendment also allows us to make acquisitions under certain conditions. Viad pledged 100% of the capital stock of its top-tier foreign subsidiaries (other than Esja). Fees related to the amendment were approximately $1.6 million.

Due to the deteriorating macroeconomic environment, disruptions to our operations, and the sustained decline in our stock price caused by COVID-19, we determined an interim triggering event had occurred in the first quarter of 2020, which required us to assess the carrying values of goodwill and intangible assets. Based on this assessment, we recorded a non-cash goodwill impairment charge of $72.7 million during the three months ended March 31, 2020 associated with the GES U.S., GES EMEA, and Pursuit’s Glacier Park Collection reporting units. Additionally, during the three months ended March 31, 2020, we recorded a non-cash impairment charge to other intangible assets of $15.7 million related to our U.S. audio-visual production business.

During the second quarter of 2020 and into July, GES continued to experience event postponements and cancellations and we experienced further declines in our stock price. There has also been an increased spread of the COVID-19 virus throughout the United States, which resulted in further closures and governor orders that we believe have increased the uncertainty regarding when the live event industry will re-commence and how long it will take to get back to similar pre-COVID-19 business levels. The uncertainty regarding the duration of the current domestic and global economic conditions and whether further deterioration in the macroeconomic environment will continue as a result of the COVID-19 pandemic was factored into our second quarter goodwill impairment analysis. As a result, we recorded a full impairment charge to the remaining GES goodwill balance of $113.1 million during the three months ended June 30, 2020. Our remaining goodwill balance as of June 30, 2020 of $95.2 million pertains to our

Pursuit business, which phased in most of its attractions and lodging operations in June and July of 2020. The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve.

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

As a result of COVID-19 concerns, we continue to see event postponements and cancellations at GES, as well as some cancelled bookings at Pursuit. To help reduce the spread of COVID-19, Pursuit’s year-round attractions and lodging properties were closed temporarily starting in mid-March and remained closed during most of the second quarter of 2020. As government mandated closures and stay-at-home orders were lifted, we began to restart our business with enhanced health and safety protocols in place. We phased in most of Pursuit’s attractions and lodging operations starting in May and continuing into July. However, exhibition and event activity remain largely closed. For GES, we believe that, as governments continue to lift restrictions, events in certain geographies will gradually increase and we stand ready to reactivate areas of that business when it makes sense to do so. Additionally, in the event of a future resurgence of the virus, we may be required to re-close certain attractions or events based on local or governmental restrictions implemented.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments including the duration, spread, and intensity of the virus, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to fully estimate the effect of these factors on our business, however, the adverse impact on our business, results of operations, and cash flows has been material. We will continue to evaluate and implement additional cost-cutting measures as are necessary to mitigate the negative financial and operational impact of COVID-19 on our business. For a discussion of the risks and uncertainties that may affect our business or financial results, refer to “Risk Factors” (Part II, Item 1A of this Form 10-Q).

Results of Operations

Financial Highlights

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands, except per share data)	2020	2019	% Change	2020	2019	% Change
Total revenue	$30,863	$402,279	(92.3)%	$336,871	$687,873	(51.0)%
Net income (loss) attributable to Viad	$(206,278)	$13,824	**	$(292,863)	$(3,953)	**
Segment operating income (loss) (1)	$(49,752)	$46,566	**	$(59,168)	$35,314	**
Diluted income (loss) per common share from continuing operations attributable to Viad common stockholders	$(10.17)	$0.65	**	$(14.44)	$(0.22)	**

** Change is greater than +/- 100%

•

Total revenue decreased $371.4 million or 92.3%, during the three months ended June 30, 2020 and decreased $351.0 million or 51.0% during the six months ended June 30, 2020. These decreases are primarily due to show postponements and cancellations at GES and the temporary closure of Pursuit’s properties due to the COVID-19 pandemic, negative show rotation of approximately $51 million at GES during the three months ended June 30, 2020, and unfavorable foreign exchange impacts of $0.4 million and $1.5 million during the three and six months ended June 30, 2020, respectively, offset in part by incremental revenue from Pursuit’s Mountain Park Lodges acquisition.

•

Net loss attributable to Viad was $206.3 million during the three months ended June 30, 2020 as compared to income of $13.8 million during the three months ended June 30, 2019. Net loss attributable to Viad increased $288.9 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The 2020 net losses are primarily due to lower revenue and impairment charges of $114.0 million and $202.4 million during the three and six months ended June 30, 2020, respectively, valuation allowances of $25.5 million against deferred tax assets as well as no tax benefits on non-deductible goodwill impairments and certain losses recognized, offset in part by lower performance-based compensation expense as we reduced our estimated performance achievement to zero as a result of COVID-19.

•

Total segment operating loss(1) was $49.7 million during the three months ended June 30, 2020 as compared to income of $46.6 million during the three months ended June 30, 2019. Segment operating loss was $59.2 million during the six months ended June 30, 2020 as compared to income of $35.3 million during the six months ended June 30, 2019. The 2020 losses are primarily due to lower revenue at GES and Pursuit as a result of the COVID-19 pandemic, offset in part by the elimination of performance-based incentives.

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

The following table summarizes the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating income (loss) from our significant international operations for the three and six months ended June 30, 2020 and 2019:

Three months ended June 30, 2020 compared with the three months ended June 30, 2019

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2020	2019	(in thousands)	2020	2019	(in thousands)
GES North America:
Canada (CAD)	$0.72	$0.75	$(30)	$0.72	$0.75	$49

GES EMEA:
United Kingdom (GBP)	$1.24	$1.28	$(305)	$1.24	$1.28	$(44)
Europe (EUR)	$1.10	$1.12	(14)	$1.10	$1.12	22
			(319)			(22)
Pursuit:
Canada (CAD)	$0.73	$0.75	(47)	$0.72	$0.75	288
			$(396)			$315

Six months ended June 30, 2020 compared with the six months ended June 30, 2019

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2020	2019	(in thousands)	2020	2019	(in thousands)
GES North America:
Canada (CAD)	$0.73	$0.75	$(364)	$0.73	$0.75	$(31)

GES EMEA:
United Kingdom (GBP)	$1.27	$1.29	$(812)	$1.26	$1.29	$(90)
Europe (EUR)	$1.10	$1.13	(195)	$1.10	$1.13	27
			(1,007)			(63)
Pursuit:
Canada (CAD)	$0.75	$0.75	(85)	$0.73	$0.75	380
			$(1,456)			$286

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

Analysis of Revenue and Operating Results by Reportable Segment

GES

The following table presents a comparison of GES’ reported revenue and segment operating income (loss) to organic revenue(1) and organic segment operating income (loss)(1) for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended				Three Months Ended
	June 30, 2020				June 30, 2019			Change vs. 2019
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
GES:
North America	$18,776	$—	$(30)	$18,806	$283,682	$—	$283,682	(93.4)%	(93.4)%
EMEA	7,808	—	(319)	8,127	69,505	—	69,505	(88.8)%	(88.3)%
Intersegment eliminations	(985)	—	—	(985)	(6,317)	—	(6,317)	84.4%	84.4%
Total GES	$25,599	$—	$(349)	$25,948	$346,870	$—	$346,870	(92.6)%	(92.5)%
Segment operating income (loss)(2):
GES:
North America	$(29,174)	$—	$49	$(29,223)	$30,589	$—	$30,589	**	**
EMEA	(2,886)	—	(22)	(2,864)	4,664	—	4,664	**	**
Total GES	$(32,060)	$—	$27	$(32,087)	$35,253	$—	$35,253	**	**

	Six Months Ended				Six Months Ended
	June 30, 2020				June 30, 2019			Change vs. 2019
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
GES:
North America	$270,534	$—	$(364)	$270,898	$506,923	$—	$506,923	(46.6)%	(46.6)%
EMEA	50,524	—	(1,007)	51,531	123,881	—	123,881	(59.2)%	(58.4)%
Intersegment eliminations	(2,974)	—	—	(2,974)	(9,007)	—	(9,007)	67.0%	67.0%
Total GES	$318,084	$—	$(1,371)	$319,455	$621,797	$—	$621,797	(48.8)%	(48.6)%
Segment operating income (loss)(2):
GES:
North America	$(17,208)	$—	$(31)	$(17,177)	$31,197	$—	$31,197	**	**
EMEA	(3,994)	—	(63)	(3,931)	5,799	—	5,799	**	**
Total GES	$(21,202)	$—	$(94)	$(21,108)	$36,996	$—	$36,996	**	**

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

GES North America

GES North America revenue decreased $264.9 million or 93.4% during the three months ended June 30, 2020 and $236.4 million or 46.6% during the six months ended June 30, 2020, primarily due to show postponements and cancellations due to the COVID-19 pandemic as well as negative show rotation of approximately $31 million during the three months ended June 30, 2020. During the six months ended June 30, 2020, we had positive show rotation of approximately $30 million. Revenue earned during the second quarter was primarily driven by compensation for work completed on cancelled shows and the conversion of convention centers into temporary hospitals in early April. Organic revenue* decreased $264.9 million or 93.4% during the three months ended June 30, 2020 and $236.0 million or 46.6% during the six months ended June 30, 2020.

GES North America segment operating loss was $29.2 million during the three months ended June 30, 2020 as compared to income of $30.6 million during the three months ended June 30, 2019. Segment operating loss was $17.2 million during the six months ended June 30, 2020 as compared to income of $31.2 million during the six months ended June 30, 2019. The 2020 losses are primarily due to the decrease in revenue and the elimination of performance-based incentives. Organic segment operating loss* was $29.2 million during the three months ended June 30, 2020 as compared to income of $30.6 million during the three months ended June 30, 2019. Organic segment operating loss* was $17.2 million during the six months ended June 30, 2020 as compared to income of $31.2 million during the six months ended June 30, 2019.

GES EMEA

GES EMEA revenue decreased $61.7 million or 88.8% during the three months ended June 30, 2020 and $73.4 million or 59.2% during the six months ended June 30, 2020, primarily due to show postponements and cancellations due to the COVID-19 pandemic as well as negative show rotation of approximately $20 million for the three months ended June 30, 2020 and $25 million for the six months ended June 30, 2020 and unfavorable FX Impacts of $0.3 million during the three months ended June 30, 2020 and $1.0 million during the six months ended June 30, 2020. Revenue earned during the second quarter was primarily driven by compensation for work completed on cancelled shows. Organic revenue* decreased $61.4 million or 88.3% during the three months ended June 30, 2020 and $72.4 million or 58.4% during the six months ended June 30, 2020.

GES EMEA segment operating loss was $2.9 million during the three months ended June 30, 2020 as compared to income of $4.7 million during the three months ended June 30, 2019. Segment operating loss was $4.0 million during the six months ended June 30, 2020 as compared to income of $5.8 million during the six months ended June 30, 2019. The 2020 losses are primarily due to the decrease in revenue. Organic segment operating loss* was $2.9 million during the three months ended June 30, 2020 as compared to income of $4.7 million during the three months ended June 30, 2019. Organic segment operating loss* was $3.9 million during the six months ended June 30, 2020 as compared to income of $5.8 million during the six months ended June 30, 2019.

* Refer to footnote (1) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating income (loss).

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income (loss) to organic revenue(3) and organic segment operating loss(3) for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended				Three Months Ended
	June 30, 2020				June 30, 2019			Change vs. 2019
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions	Organic(3)	As Reported	Organic(3)
Revenue(1):
Pursuit:
Attractions	$2,164	$—	$(30)	$2,194	$29,836	$—	$29,836	(92.7)%	(92.6)%
Hospitality	2,998	1,104	(17)	1,911	20,587	3,018	17,569	(85.4)%	(89.1)%
Transportation	14	—	1	13	4,007	—	4,007	(99.7)%	(99.7)%
Travel Planning	2	—	—	2	1,150	—	1,150	(99.8)%	(99.8)%
Intra-Segment Eliminations & Other	86	—	(1)	87	(171)	—	(171)	**	**
Total Pursuit	$5,264	$1,104	$(47)	$4,207	$55,409	$3,018	$52,391	(90.5)%	(92.0)%

Segment operating income (loss)(4):
Total Pursuit	$(17,692)	$(1,787)	$288	$(16,193)	$11,313	$—	$11,313	**	**

	Six Months Ended				Six Months Ended
	June 30, 2020				June 30, 2019			Change vs. 2019
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions	Organic(3)	As Reported	Organic(3)
Revenue(1):
Pursuit:
Attractions	$7,442	$—	$(44)	$7,486	$34,504	$—	$34,504	(78.4)%	(78.3)%
Hospitality	8,979	4,044	(28)	4,963	24,251	3,018	21,233	(63.0)%	(76.6)%
Transportation	2,160	—	(11)	2,171	6,157	—	6,157	(64.9)%	(64.7)%
Travel Planning	201	—	(2)	203	1,597	—	1,597	(87.4)%	(87.3)%
Intra-Segment Eliminations & Other	5	—	—	5	(433)	—	(433)	**	**
Total Pursuit	$18,787	$4,044	$(85)	$14,828	$66,076	$3,018	$63,058	(71.6)%	(76.5)%

Segment operating loss(4):
Total Pursuit	$(37,966)	$(4,254)	$380	$(34,092)	$(1,682)	$—	$(1,682)	**	**

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

Pursuit revenue decreased $50.1 million or 90.5% during the three months ended June 30, 2020 and $47.3 million or 71.6% during the six months ended June 30, 2020, primarily due to temporary closure of Pursuit’s properties due to the COVID-19 pandemic, offset in part by incremental revenue from the Mountain Park Lodges acquisition of $1.1 million and $4.0 million during the three and six months ended June 30, 2020, respectively. Organic revenue* decreased $48.2 million or 92.0% during the three months ended June 30, 2020 and $48.2 million or 76.5% during the six months ended June 30, 2020.

Pursuit segment operating loss was $17.7 million during the three months ended June 30, 2020 as compared to income of $11.3 million during the three months ended June 30, 2019. Segment operating loss increased $36.3 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The 2020 losses are primarily due to the decrease in revenue. Organic segment operating loss* was $16.2 million during the three months ended June 30, 2020 as compared to income of $11.3 million during the three months ended June 30, 2019. Organic segment operating loss* increased $32.4 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	Change vs. 2019
Same-Store Key Performance Indicators (1)
Attractions:
Number of visitors	36,574	650,724	(94.4)%	144,785	801,890	(81.9)%
Revenue per attraction visitor	$48	$45	6.7%	$37	$42	(11.9)%
Effective ticket price	$32	$35	(8.6)%	$26	$33	(21.2)%
Hospitality:
Room nights available (2)	13,540	78,792	(82.8)%	49,305	118,572	(58.4)%
RevPAR (2)	$32	$125	(74.4)%	$50	$102	(51.0)%
ADR	$167	$200	(16.5)%	$109	$172	(36.6)%
Occupancy (2)	18.9%	62.5%	(43.6)%	45.5%	59.4%	(13.9)%
(1)

Same-Store Key Performance Indicators for attractions exclude FlyOver Iceland (opened August 2019). Same-Store Key Performance Indicators for hospitality excludes the Glacier Basecamp Lodge (purchased January 2020), West Glacier RV Park & Cabins (opened July 2019), Mountain Park Lodges (acquired in June 2019), and the Belton Chalet (acquired May 2019).

(2)	The rooms that were out of service as a result of property closures due to the COVID-19 pandemic were excluded from room nights available when calculating hospitality RevPAR and occupancy.

For the health and well-being of our employees, guests, and community, Pursuit’s year-round attractions and lodging properties were closed temporarily starting in mid-March and remained closed during most of the second quarter of 2020. On May 8, 2020, we re-opened FlyOver Iceland, and during June and July of 2020, the majority of Pursuit’s properties were re-opened. St. Mary Lodge and Glacier Park Lodge remain closed due to a government-imposed closure at the East Glacier entrance at Glacier National Park. In order to mitigate the negative financial and operational impacts, we have eliminated all non-essential capital expenditures. This has resulted in the delay of the opening of FlyOver Canada Toronto, which is now anticipated to open in 2023. FlyOver Las Vegas and the Sky Lagoon are still on track to open in 2021.

Attractions. The decrease in same-store visitors was driven by the temporary closure of our attractions in March 2020 as a result of COVID-19. Revenue per attraction visitor increased during the three months ended June 30, 2020 primarily driven by product mix.

Hospitality. The decrease in RevPAR and ADR was driven by lower demand as a result of COVID-19.

During 2019, Pursuit derived approximately 66% of its revenue and 88% of its segment operating income from its Canadian operations, which are largely dependent on foreign customer visitation. Accordingly, the reopening of borders and the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations.

Other Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2020	2019	% Change	2020	2019	Change vs. 2019
Corporate activities	$2,468	$3,282	(24.8)%	$3,257	$5,115	(36.3)%
Interest expense	$5,186	$2,957	75.4%	$9,204	$5,872	56.7%
Multi-employer pension plan withdrawal	$462	$15,508	(97.0)%	$462	$15,508	(97.0)%
Restructuring charges	$260	$4,455	(94.2)%	$1,111	$5,143	(78.4)%
Legal settlement	$—	$—	**	$—	$8,500	(100.0)%
Impairment charges	$114,020	$—	**	$202,400	$—	**
Income tax expense (benefit)	$35,516	$6,565	**	$19,719	$(1,030)	**
Income (loss) from discontinued operations	$(379)	$460	**	$(833)	$173	**

** Change is greater than +/- 100%

Corporate Activities – The decrease in corporate activities expense during the three and six months ended June 30, 2020 relative to 2019 was primarily due to lower headcount and lower performance-based compensation expense as we reduced our estimated performance achievement to zero as a result of COVID-19.

Interest Expense – The increase in interest expense during the three and six months ended June 30, 2020 was primarily due to higher debt balances in 2020.

Multi-employer pension plan withdrawal – During 2019, we finalized the terms of a new collective-bargaining agreement with the Teamsters 727 union. The terms included a withdrawal from the under-funded Central States Pension Plan. Accordingly, we recorded a charge of $15.5 million, which represented the estimated present value of future contributions we will be required to make to the plan as a result of this withdrawal from the plan. Additionally, in 2020 we recorded $0.5 million related to the withdrawal from one of our multi-employer plans.

Restructuring Charges – Restructuring charges during the three and six months ended June 30, 2020 and 2019 were primarily related to the elimination of certain positions at GES and Viad’s corporate office.

Legal Settlement – During the six months ended June 30, 2019, we recorded a charge to resolve a legal dispute at GES involving a former industry contractor.

Impairment Charges – Due to the impact of COVID-19 on our business, we performed interim evaluations of goodwill as of March 31, 2020 and June 30, 2020. During the first quarter of 2020, we recorded a non-cash goodwill impairment charge of $72.7 million associated with GES U.S., GES EMEA, and Pursuit’s Glacier Park Collection reporting units and we recorded a non-cash impairment charge to other intangible assets of $15.7 million related to our U.S. audio-visual production business. During the second quarter of 2020, we recorded a full impairment charge to the remaining GES goodwill balance of $113.1 million in addition to a fixed asset impairment charge of $0.9 million.

Income Tax Benefit – The effective tax rate was a negative 20.6% for the three months ended June 30, 2020 and 32.8%  for the three months ended June 30, 2019. The effective tax rate was a negative 7.1% for the six months ended June 30, 2020 and 18.7% for the six months ended June 30, 2019. The negative effective tax rates for the three and six months ended June 30, 2020 were due to the recording of a valuation allowance this quarter against our remaining U.S., UK, and other European net deferred tax assets of $25.5 million, as well as no tax benefits on non-deductible goodwill impairments and losses recognized in those jurisdictions.

Loss from Discontinued Operations – Loss from discontinued operations during 2020 and 2019 was primarily related to legal expenses related to previously sold operations.

Liquidity and Capital Resources

We borrowed the remaining available capacity under the 2018 Credit Facility at the beginning of April 2020. Cash and cash equivalents were $154.2 million as of June 30, 2020, as compared to $62.0 million as of December 31, 2019. During the six months ended June 30, 2020, we used net cash in operating activities of $31.2 million. In May 2020, we terminated our legacy life insurance policies on former employees and received $24.8 million.

On August 5, 2020, we entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”) who made an initial investment of $135 million, net of approximately $9 million in fees, in newly issued perpetual convertible preferred stock that carries a 5.5% dividend, which is payable in cash or in-kind at Viad’s option (the “Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $21.25 per share. The Investment Agreement also includes a delayed draw commitment of up to $45 million in additional Convertible Preferred Stock, which we may access during the next 12 months on the same terms and conditions as the initial investment (subject to shareholder approval). The proceeds from Crestview’s initial investment will be used to repay a portion of our 2018 Credit Facility, provide additional short-term liquidity, fund capital expenditures, and support general corporate purposes. On August 5, 2020 we entered into an amendment to our 2018 Credit Agreement, which, among other things, (i) waives our financial covenants until the end of the third quarter of 2022 (the “Covenant Waiver Period”) and (ii) requires us to maintain minimum liquidity of $125 million with a step down to $100 million at December 31, 2020. The interest rate on the borrowings is equal to LIBOR plus 350 basis points, with a LIBOR floor of one percent during the Covenant Waiver Period. The LIBOR floor continues until the end of the 2018 Credit Agreement. Additionally, we are precluded from paying cash dividends, from issuing unsecured debt, and from accessing the $250 million expansion feature during the Covenant Waiver Period. The amendment also allows us to make acquisitions under certain conditions. Viad pledged 100% of the capital stock of its top-tier foreign subsidiaries (other than Esja). Fees related to the amendment were approximately $1.6 million.

As of June 30, 2020, we held approximately $47.9 million of our cash and cash equivalents outside of the United States, consisting of $15.6 million in Canada, $12.3 million in the United Kingdom, $9.9 million in the United Arab Emirates, $8.6 million in the Netherlands, and $1.5 million in certain other countries.

Cash Flows

Operating Activities

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Net loss	$(296,551)	$(4,318)
Depreciation and amortization	29,135	27,715
Deferred income taxes	19,514	6,215
(Income) loss from discontinued operations	833	(173)
Restructuring charges	1,111	5,143
Legal settlement	—	8,500
Impairment charges	202,400	—
Multi-employer pension plan withdrawal	462	15,508
Other non-cash items	8,809	6,113
Changes in assets and liabilities	3,122	(25,166)
Net cash (used in) provided by operating activities	$(31,165)	$39,537

The main factors driving the increase in cash used in operating activities of $70.7 million were net losses at GES and Pursuit due to the COVID-19 pandemic, offset in part by a favorable change in working capital.

Investing Activities

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Capital expenditures	$(32,516)	$(46,517)
Cash surrender value of life insurance policies	24,767	—
Cash paid for acquisitions, net	—	(72,918)
Proceeds from dispositions of property and other assets	4,654	768
Net cash used in investing activities	$(3,095)	$(118,667)

Net cash used in investing activities decreased $115.6 million primarily due to proceeds from the termination of our life insurance policies, the decrease in capital expenditures in 2020, and cash paid for acquisitions in 2019.

Financing Activities

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Proceeds from borrowings	$192,111	$133,827
Payments on debt and finance lease obligations	(56,078)	(47,862)
Dividends paid on common stock	(4,064)	(4,034)
Distributions to noncontrolling interest	(1,526)	—
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,062)	(2,994)
Common stock purchased for treasury	(2,785)	—
Proceeds from exercise of stock options	2,077	92
Net cash provided by financing activities	$128,673	$79,029

Cash provided by financing activities increased $49.6 million primarily due to the borrowings under the 2018 Credit Facility as a proactive measure to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from COVID-19, offset in part by the repurchase of treasury shares on the open market in 2020.

Debt and Finance Lease Obligations

Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion, all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. During the six months ended June 30, 2020, we repurchased 53,784 shares on the open market for $2.8 million. No shares were repurchased on the open market during the six months ended June 30, 2019. As of June 30, 2020, 546,283 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date.

Additionally, we repurchased shares related to tax withholding requirements on vested restricted share-based awards.

In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $42.2 million as of June 30, 2020 and $23.8 million as of December 31, 2019. We recorded unrealized foreign currency translation losses in other comprehensive income of $18.4 million during the six months ended June 30, 2020 and unrealized foreign currency translation gains of $9.1 million during the six months ended June 30, 2019.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of June 30, 2020 and December 31, 2019, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent COVID-19 pandemic and related responsive actions have adversely affected our financial condition, liquidity and cash flow, and may continue to do so in the future. The COVID-19 pandemic forced the cancellation of many of our events and the closure of substantially all of our attractions, hotels, and other operations. The substantial reduction in our operations will result in near-term losses and negative cash flow from operations. The full impact of the pandemic on our longer-term operational and financial performance is highly uncertain and will depend on future developments that we cannot predict, including the duration and spread of the pandemic, any future resurgence of COVID-19, and related social-distancing orders, travel restrictions, and/or government limitations on group gatherings. Our GES business depends on exhibitions, conferences, and other live events and the size of marketing expenditures relating to those events. The continuation of government orders prohibiting large group gatherings will continue to significantly and adversely affect our revenue and results of operations. Even if exhibitions or other live events do occur, we also could suffer from reduced spending for our services because many exhibitors’ marketing budgets are partly discretionary and are frequently among the first expenditures reduced when economic conditions deteriorate, and people may be unwilling to attend large group events. In addition, the attractions and hospitality operations within our Pursuit business may be subject to government closure orders designed to limit the spread of COVID-19, which adversely affects our profitability and cash flow. Future revenue from our Pursuit operations will depend on any further spread of the pandemic, our ability to keep our operations open, the willingness of people to travel to our locations, and the amount of disposable income that consumers have available for travel and vacations, which decreases during periods of weak general economic conditions. Both our GES and Pursuit businesses may also experience increased costs in order to supply our customers or guests with personal protection equipment, conduct comprehensive cleaning regiments, and other measures that we determine are in the best interests of our employees, customers, guests, and/or event participants. As a result, any continuation or further deterioration in general economic conditions would materially and further adversely affect our business, financial condition, and results of operations.

Completed acquisitions may not perform as anticipated or be integrated as planned. We regularly evaluate and pursue opportunities to acquire businesses that complement, enhance, or expand our current business, or offer growth opportunities. Our acquired businesses might not meet our financial and non-financial expectations or yield anticipated benefits. Our success depends, in part, on our ability to conform controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and retain the acquired business’s key personnel and customers. Moreover, our acquisition activity may subject us to new regulatory requirements, distract our senior management and employees, and expose us to unknown liabilities or contingencies that we may fail to identify prior to closing. If we are forced to make changes to our business strategy or if external conditions adversely affect our business operations, including the duration and impact of COVID-19, we may be required to record additional future impairment charges, as we did in the first and second quarters of 2020. Additionally, we may borrow funds to finance strategic acquisitions. Debt leverage resulting from future acquisitions would reduce our debt capacity, increase our interest expense, and limit our ability to capitalize on future business opportunities. Such borrowings may also be subject to fluctuations in interest rates. Any of these risks could materially and adversely affect our business, product and service sales, financial condition, and results of operations.

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

Natural disasters, weather conditions, and other catastrophic events could negatively affect our business. The occurrence of catastrophic events ranging from natural disasters (such as hurricanes, fires, floods, and earthquakes), acts of war or terrorism, accidents involving our travel offerings or experiences, the effects of climate change, including any impact of global warming, or the prospect of these events could disrupt our business. Changes in climates may increase the frequency and intensity of adverse weather patterns and make certain destinations less desirable. Such catastrophic events have, and could have, an adverse impact on Pursuit, which is heavily dependent on the ability and willingness of its guests to travel and/or visit our attractions. Pursuit guests tend to delay or postpone vacations if natural conditions differ from those that typically prevail at competing lodges, resorts, and attractions, and catastrophic events and heightened travel security measures instituted in response to such events could impede the guests’ ability to travel, and interrupt our business operations, including damaging our properties. Such catastrophic events could also have a negative impact on GES, causing a cancellation of exhibitions and other events held in public venues or disrupt the services we provide to our customers at convention centers, exhibition halls, hotels, and other public venues. Such events could also have a negative impact on GES’ production facilities, preventing us from timely completing exhibit fabrication and other projects for customers. In addition, unfavorable media attention, or negative publicity, in the wake of any catastrophic event or accident could damage our reputation or reduce the demand for our services. If the conditions arising from such events persist or worsen, they could materially and adversely affect our results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended June 30, 2020 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	—	$—	—	546,283
May 1, 2020 - May 31, 2020	150	$14.65	—	546,283
June 1, 2020 - June 30, 2020	57	$21.02	—	546,283
Total	207	$16.40	—	546,283

Pursuant to previously announced authorizations, our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors approved an additional 500,000 shares to repurchase. During the six months ended June 30, 2020 we repurchased 53,784 shares on the open market for $2.8 million. The Board’s authorization has no expiration date. In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

4.1		Rights Agreement, dated as of March 30, 2020, between Viad Corp and Equiniti Trust Company, which includes the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Stock as Exhibit B.	8-K		4.1	3/30/2020

4.2		Amendment No. 2 to $450 million Second Amended and Restated Credit Agreement, dated May 8, 2020.	8-K		4.A3	5/11/2020

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended June 30, 2020.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended June 30, 2020.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ended June 30, 2020.

101.INS	***	XBRL Instance Document

101.SCH	****	XBRL Taxonomy Extension Schema Document.

101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

August 7, 2020	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer (Duly Authorized Officer)