Form 10-Q
period 2020-09-30
VIAD CORP
filed 2020-11-06
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.50 Par Value	VVI	New York Stock Exchange
Preferred Stock Purchase Rights	--	New York Stock Exchange

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

As of October 30, 2020, there were 20,428,448 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$56,452	$61,999
Accounts receivable, net of allowances for doubtful accounts of $10,105 and $1,200, respectively	21,154	126,246
Inventories	16,296	17,269
Current contract costs	7,649	24,535
Other current assets	16,196	30,854
Total current assets	117,747	260,903
Property and equipment, net	477,445	500,901
Other investments and assets	19,937	45,119
Operating lease right-of-use assets	88,394	103,314
Deferred income taxes	—	26,163
Goodwill	96,931	287,983
Other intangible assets, net	68,638	94,308
Total Assets	$869,092	$1,318,691
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$22,069	$86,660
Contract liabilities	17,153	50,671
Accrued compensation	8,392	32,658
Operating lease obligations	17,872	22,180
Other current liabilities	30,127	39,824
Current portion of debt and finance lease obligations	4,040	5,330
Total current liabilities	99,653	237,323
Long-term debt and finance lease obligations	252,152	335,162
Pension and postretirement benefits	25,789	26,247
Long-term operating lease obligations	73,688	82,851
Other deferred items and liabilities	75,174	83,707
Total liabilities	526,456	765,290
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding at September 30, 2020	126,897	—
Redeemable noncontrolling interest	5,271	6,172
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	570,447	574,473
Retained earnings (deficit)	(202,691)	122,971
Accumulated other comprehensive loss	(42,687)	(35,699)
Common stock in treasury, at cost, 4,507,957 and 4,588,084 shares, respectively	(227,623)	(231,649)
Total Viad stockholders’ equity	134,848	467,498
Non-redeemable noncontrolling interest	75,620	79,731
Total stockholders’ equity	210,468	547,229
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$869,092	$1,318,691

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue:
Services	$43,702	$291,701	$335,383	$858,071
Products	19,370	62,042	54,480	151,615
Total revenue	63,072	353,743	389,863	1,009,686
Costs and expenses:
Costs of services	51,730	247,551	395,432	785,131
Costs of products	18,107	51,370	60,332	134,527
Business interruption gain	—	—	—	(141)
Corporate activities	2,645	2,680	5,902	7,795
Interest income	(58)	(79)	(313)	(260)
Interest expense	5,508	3,740	14,712	9,612
Multi-employer pension plan withdrawal	—	—	462	15,508
Other expense	210	281	894	1,192
Restructuring charges	11,259	1,702	12,370	6,845
Legal settlement	—	—	—	8,500
Impairment charges	676	—	203,076	—
Total costs and expenses	90,077	307,245	692,867	968,709
Income (loss) from continuing operations before income taxes	(27,005)	46,498	(303,004)	40,977
Income tax expense	735	11,891	20,454	10,861
Income (loss) from continuing operations	(27,740)	34,607	(323,458)	30,116
Income (loss) from discontinued operations	(989)	(141)	(1,822)	32
Net income (loss)	(28,729)	34,466	(325,280)	30,148
Net (income) loss attributable to non-redeemable noncontrolling interest	(2,331)	(3,418)	636	(3,329)
Net loss attributable to redeemable noncontrolling interest	302	368	1,023	644
Net income (loss) attributable to Viad	$(30,758)	$31,416	$(323,621)	$27,463
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(1.54)	$1.54	$(15.98)	$1.33
Discontinued operations attributable to Viad common stockholders	(0.05)	(0.01)	(0.09)	—
Net income (loss) attributable to Viad common stockholders	$(1.59)	$1.53	$(16.07)	$1.33
Weighted-average outstanding and potentially dilutive common shares	20,293	20,311	20,263	20,267
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(1.54)	$1.54	$(15.98)	$1.33
Discontinued operations attributable to Viad common stockholders	(0.05)	(0.01)	(0.09)	—
Net income (loss) attributable to Viad common stockholders	$(1.59)	$1.53	$(16.07)	$1.33
Weighted-average outstanding common shares	20,293	20,168	20,263	20,129
Dividends declared per common share	$—	$0.10	$0.10	$0.30
Amounts attributable to Viad common stockholders
Income (loss) from continuing operations	$(29,769)	$31,557	$(321,799)	$27,431
Income (loss) from discontinued operations	(989)	(141)	(1,822)	32
Net income (loss)	$(30,758)	$31,416	$(323,621)	$27,463

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$(28,729)	$34,466	$(325,280)	$30,148
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	11,032	(5,229)	(7,342)	3,868
Change in net actuarial loss, net of tax (1)	70	83	436	302
Change in prior service cost, net of tax (1)	(27)	(35)	(82)	(106)
Comprehensive income (loss)	(17,654)	29,285	(332,268)	34,212
Non-redeemable noncontrolling interest:
Comprehensive (income) loss attributable to non-redeemable noncontrolling interest	(2,331)	(3,418)	636	(3,329)
Unrealized foreign currency translation adjustments	1,837	(682)	(1,949)	94
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	302	368	1,023	644
Comprehensive income (loss) attributable to Viad	$(17,846)	$25,553	$(332,558)	$31,621

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2019	$37,402	$574,473	$122,971	$(35,699)	$(231,649)	$467,498	$79,731	$547,229	$6,172	$—
Net loss	—	—	(86,585)	—	—	(86,585)	(1,333)	(87,918)	(517)	—
Dividends on common stock ($0.10 per share)	—	—	(2,038)	—	—	(2,038)	—	(2,038)	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,526)	(1,526)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(1,059)	(1,059)	—	(1,059)	—	—
Common stock purchased for treasury	—	—	—	—	(2,785)	(2,785)	—	(2,785)	—	—
Employee benefit plans	—	(3,810)	—	—	5,722	1,912	—	1,912	—	—
Share-based compensation - equity awards	—	276	—	—	—	276	—	276	—	—
Unrealized foreign currency translation adjustment	—	—	—	(28,158)	—	(28,158)	(5,719)	(33,877)	(873)	—
Amortization of net actuarial loss, net of tax	—	—	—	341	—	341	—	341	—	—
Amortization of prior service cost, net of tax	—	—	—	(27)	—	(27)	—	(27)	—	—
Other, net	—	(80)	(3)	—	1	(82)	—	(82)	126	—
Balance, March 31, 2020	$37,402	$570,859	$34,345	$(63,543)	$(229,770)	$349,293	$71,153	$420,446	$4,908	$—
Net loss	—	—	(206,278)	—	—	(206,278)	(1,634)	(207,912)	(204)	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(3)	(3)	—	(3)	—	—
Employee benefit plans	—	48	—	—	282	330	—	330	—	—
Share-based compensation - equity awards	—	602	—	—	—	602	—	602	—	—
Unrealized foreign currency translation adjustment	—	—	—	9,784	—	9,784	1,933	11,717	102	—
Amortization of net actuarial loss, net of tax	—	—	—	25	—	25	—	25	—	—
Amortization of prior service cost, net of tax	—	—	—	(28)	—	(28)	—	(28)	—	—
Other, net	—	46	—	—	(1)	45	—	45	332	—
Balance, June 30, 2020	$37,402	$571,555	$(171,933)	$(53,762)	$(229,492)	$153,770	$71,452	$225,222	$5,138	$—
Net loss	—	—	(30,758)	—	—	(30,758)	2,331	(28,427)	(302)	—
Issuance of Series A convertible preferred stock	—	—	—	—	—	—	—	-	—	125,763
Dividends on convertible preferred stock	—	(1,134)	—	—	—	(1,134)	—	(1,134)	—	1,134
Employee benefit plans	—	(2,123)	—	—	1,870	(253)	—	(253)	—	—
Share-based compensation - equity awards	—	2,135	—	—	—	2,135	—	2,135	—	—
Unrealized foreign currency translation adjustment	—	—	—	11,032	—	11,032	1,837	12,869	(33)	—
Amortization of net actuarial loss, net of tax	—	—	—	70	—	70	—	70	—	—
Amortization of prior service cost, net of tax	—	—	—	(27)	—	(27)	—	(27)	—	—
Other, net	—	14	—	—	(1)	13	—	13	468	—
Balance, September 30, 2020	$37,402	$570,447	$(202,691)	$(42,687)	$(227,623)	$134,848	$75,620	$210,468	$5,271	$126,897

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (Continued)

(Unaudited)

										Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Retained Earnings	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest
Balance, December 31, 2018	$37,402	$575,339	$109,032	$199	$(47,975)	$(237,790)	$436,207	$14,348	$450,555	$5,909
Net loss	—	—	(17,777)	—	—	—	(17,777)	(420)	(18,197)	(24)
Dividends on common stock ($0.10 per share)	—	—	(2,028)	—	—	—	(2,028)	—	(2,028)	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(2,905)	(2,905)	—	(2,905)	—
Employee benefit plans	—	(4,302)	—	—	—	5,522	1,220	—	1,220	—
Share-based compensation - equity awards	—	780	—	—	—	—	780	—	780	—
Unrealized foreign currency translation adjustment	—	—	—	—	4,780	—	4,780	—	4,780	(310)
Amortization of net actuarial loss, net of tax	—	—	—	—	120	—	120	—	120	—
Amortization of prior service cost, net of tax	—	—	—	—	(35)	—	(35)	—	(35)	—
Other, net	—	16	—	24	—	1	41	—	41	87
Balance, March 31, 2019	$37,402	$571,833	$89,227	$223	$(43,110)	$(235,172)	$420,403	$13,928	$434,331	$5,662
Net income	—	—	13,824	—	—	—	13,824	331	14,155	(252)
Dividends on common stock ($0.10 per share)	—	—	(2,006)	—	—	—	(2,006)	—	(2,006)	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(89)	(89)	—	(89)	—
Employee benefit plans	—	301	—	—	—	1,301	1,602	—	1,602	—
Share-based compensation - equity awards	—	781	—	—	—	—	781	—	781	—
Unrealized foreign currency translation adjustment	—	—	—	—	4,317	—	4,317	776	5,093	(81)
Amortization of net actuarial loss, net of tax	—	—	—	—	99	—	99	—	99	—
Amortization of prior service cost, net of tax	—	—	—	—	(36)	—	(36)	—	(36)	—
Acquisition of Mountain Park Lodges	—	—	—	—	—	—	—	49,711	49,711	—
Other, net	—	16	—	(223)	—	221	14	—	14	179
Balance, June 30, 2019	$37,402	$572,931	$101,045	$—	$(38,730)	$(233,739)	$438,909	$64,746	$503,655	$5,508
Net income	—	—	31,416	—	—	—	31,416	3,418	34,834	(368)
Dividends on common stock ($0.10 per share)	—	—	(2,026)	—	—	—	(2,026)	—	(2,026)	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(25)	(25)	—	(25)	—
Employee benefit plans	—	212	—	—	—	1,059	1,271	—	1,271	—
Share-based compensation - equity awards	—	938	—	—	—	—	938	—	938	—
Unrealized foreign currency translation adjustment	—	—	—	—	(5,229)	—	(5,229)	(682)	(5,911)	27
Amortization of net actuarial loss, net of tax	—	—	—	—	83	—	83	—	83	—
Amortization of prior service cost, net of tax	—	—	—	—	(35)	—	(35)	—	(35)	—
Acquisition of Mountain Park Lodges	—	—	—	—	—	—	-	8	8	—
Other, net	—	(42)	—	—	—	(223)	(265)	—	(265)	264
Balance, September 30, 2019	$37,402	$574,039	$130,435	$—	$(43,911)	$(232,928)	$465,037	$67,490	$532,527	$5,431

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$(325,280)	$30,148
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,051	44,061
Deferred income taxes	20,428	5,261
(Income) loss from discontinued operations	1,822	(32)
Restructuring charges	12,370	6,845
Legal settlement	—	8,500
Impairment charges	203,076	—
Gains on dispositions of property and other assets	(14,935)	(938)
Share-based compensation expense	649	6,448
Multi-employer pension plan withdrawal	462	15,508
Other non-cash items, net	10,371	2,772
Change in operating assets and liabilities:
Receivables	104,722	(37,028)
Inventories	833	389
Current contract costs	16,418	(13,929)
Accounts payable	(76,355)	20,121
Restructuring liabilities	(4,606)	(5,012)
Accrued compensation	(25,268)	2,308
Contract liabilities	(32,650)	29,177
Income taxes payable	1,290	3,777
Other assets and liabilities, net	17,696	(17,236)
Net cash (used in) provided by operating activities	(45,906)	101,140
Cash flows from investing activities
Capital expenditures	(40,057)	(60,868)
Cash surrender value of life insurance policies	24,767	—
Cash paid for acquisitions, net	—	(90,992)
Proceeds from dispositions of property and other assets	21,788	1,022
Net cash provided by (used in) investing activities	6,498	(150,838)
Cash flows from financing activities
Proceeds from borrowings	191,733	170,459
Payments on debt and finance lease obligations	(273,663)	(99,340)
Dividends paid on common stock	(4,064)	(6,060)
Distributions to noncontrolling interest	(1,526)	—
Debt issuance costs	(1,585)	—
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,062)	(3,019)
Common stock purchased for treasury	(2,785)	—
Proceeds from issuance of Convertible Series A Preferred Stock, net of issuance costs	125,763	—
Proceeds from exercise of stock options	2,077	92
Net cash provided by financing activities	34,888	62,132
Effect of exchange rate changes on cash and cash equivalents	(1,027)	(689)
Net change in cash and cash equivalents	(5,547)	11,745
Cash and cash equivalents, beginning of year	61,999	44,893
Cash and cash equivalents, end of period	$56,452	$56,638

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

The COVID-19 pandemic is having and will likely continue to have a significant and negative impact on our operations and financial performance, with live events largely shut down and tourism activity disruptions. In response to the COVID-19 pandemic, we implemented aggressive cost reduction measures to preserve cash, including furloughs, layoffs, mandatory unpaid time off, or salary reductions for all employees, and the elimination of discretionary spending. We continue to implement measures to successfully adapt for the long-term impact of COVID-19. During the third quarter of 2020, we secured additional capital to strengthen our liquidity position and amended our Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”) to provide financial flexibility.

Investment Agreement

On August 5, 2020, we entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”) who made an initial investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock that carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option (the “Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $21.25 per share. The Investment Agreement also includes a delayed draw commitment of up to $45 million in additional Convertible Preferred Stock, which we may access during the 12 months following the August 5, 2020 closing date on the same terms and conditions as the initial investment. The proceeds from Crestview’s initial investment were used to repay a portion of our 2018 Credit Facility, will provide additional short-term liquidity, will fund capital expenditures, and will support general corporate purposes. Pursuant to the Investment Agreement, two Crestview Partners’ designees joined our Board of Directors, increasing the size of our board from seven to nine directors.

Credit Agreement Amendment

On August 5, 2020, we entered into an amendment to our 2018 Credit Agreement, which, among other things, (i) waives our financial covenants until September 30, 2022 (the “Covenant Waiver Period”) and (ii) requires us to maintain minimum liquidity of $125 million with a step down to $100 million at December 31, 2020. The interest rate on the borrowings is equal to the London Interbank

Offered Rate (“LIBOR”) plus 350 basis points, with a LIBOR floor of one percent during the Covenant Waiver Period. The LIBOR floor continues until the end of the 2018 Credit Agreement. Viad pledged 100% of the capital stock of its wholly-owned domestic subsidiaries and its top-tier foreign subsidiaries (other than Esja Attractions ehf.). Fees related to the amendment were approximately $1.7 million.

Management anticipates that the initial cash proceeds from Crestview Partners, existing cash and cash equivalents, and the amendment to waive financial covenants within the 2018 Credit Agreement until September 30, 2022 will be sufficient to fund operations for at least the next 12 months.

Goodwill Impairment

Due to the deteriorating macroeconomic environment, disruptions to our operations, and the sustained decline in our stock price caused by COVID-19, we determined an interim triggering event had occurred in the first and second quarters of 2020, which required us to assess the carrying values of goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) No. 350, Intangibles – Goodwill and Other. Based on this assessment, we recorded non-cash goodwill impairment charges of $186.1 million during the first half of 2020, including a full impairment charge to the remaining GES goodwill balance of $113.1 million in the second quarter of 2020. Our remaining goodwill balance as of September 30, 2020 of $96.9 million pertains to our Pursuit business. The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve. Refer to Note 9 – Goodwill and Other Intangible Assets for additional information.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or SEC rules and regulations for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020 (“2019 Form 10-K”). Subsequent to the filing of the 2019 Form 10-K, we corrected the classification of debt as of December 31, 2019. Refer to Note 12 – Debt and Finance Lease Obligations.

The condensed consolidated financial statements include the accounts of Viad and its subsidiaries. We have eliminated all significant intercompany account balances and transactions in consolidation.

Correction to Prior Period Financial Statements

During the third quarter of 2020, we identified a prior period error related to the recognition of revenue of our GES’ Corporate Accounts’ third-party services. Revenue from these services should have been recorded on a net basis to reflect only the fees we receive from arranging these services. Previously, we recorded this revenue on a gross basis, thus overstating revenue and cost of services by the same amount. As a result, we corrected the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 related to this gross-to-net adjustment. We determined that the error is not material to the previously issued financial statements. Note 2 – Revenue and Related Contract Costs and Contract Liabilities and Note 22 – Segment Information reflects this change.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(in thousands)	Services Revenue	Cost of Services	Services Revenue	Cost of Services
As previously reported	$300,446	$256,296	$898,746	$825,806
Gross to net correction for GES North America	(6,859)	(6,859)	(32,081)	(32,081)
Gross to net correction for GES EMEA	(1,886)	(1,886)	(8,594)	(8,594)
Total as corrected	$291,701	$247,551	$858,071	$785,131

Impact of Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements:

Standard	Description	Date of adoption	Effect on the financial statements
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

ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)

The amendment simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. The amendment also requires expanded disclosures about the terms and features of convertible instruments. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020.

1/1/2022

We are currently evaluating the potential impact of the adoption of this new guidance on our consolidated financial statements and if there are applicable provisions that will simplify our accounting or reporting we will likely pursue early adoption.

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

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things: impairment testing of recorded goodwill and intangible assets and long-lived assets; allowances for uncollectible accounts receivable; sales reserve allowances; provisions for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; sublease income associated with restructuring liabilities; pension and postretirement benefit costs and obligations; share-based compensation costs; the discount rates used to value lease obligations; the redemption value of redeemable noncontrolling interests; and the allocation of purchase price of acquired businesses. Actual results could differ from these and other estimates.

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

Convertible Preferred Stock

We record shares of convertible preferred stock at fair value on the date of issuance, net of issuance costs. Redeemable preferred stock (including preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity and is reported between liabilities and stockholders’ equity on the Condensed Consolidated Balance Sheets.

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

Our operating and finance leases are primarily facility, equipment, and land leases. Our facility leases comprise mainly manufacturing facilities, sales and design facilities, offices, storage and/or warehouses, and truck marshaling yards. These facility leases generally have lease terms ranging up to 23 years. Our equipment leases comprise mainly vehicles, hardware, and office equipment, each with various lease terms. Our land leases comprise mainly leases in Canada and Iceland on which our hotels or attractions are located and have lease terms ranging up to 47 years.

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

Note 2. Revenue and Related Contract Costs and Contract Liabilities

GES’ performance obligations consist of services or product(s) outlined in a contract. While we often sign multi-year contracts for recurring events, the obligations for each occurrence are well defined and conclude upon the occurrence of each event. The obligations are typically the provision of services and/or sale of a product in connection with an exhibition, conference, or other event. GES’ revenue is earned over time over the duration of the event, but as a practical expedient we recognize revenue when we have a right to invoice at the close of the exhibition, conference, or corporate event, which typically lasts one to three days, or when a customer cancels a contract. We recognize revenue for consumer events over the duration of the event. We recognize revenue for products either upon delivery to the customer’s location, upon delivery to an event that we are serving, or when we have the right to invoice, generally at the close of the exhibition, conference, or corporate event, or when a customer cancels a contract. If a customer cancels a contract, then GES is generally contractually able to invoice the customer for contract costs that have been incurred by GES in preparing for the exhibition, conference, or corporate event. Payment terms are generally within 30-60 days and contain no significant financing components.

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2019	$50,796
Cash additions	130,018
Revenue recognized	(162,954)
Foreign exchange translation adjustment	(84)
Balance at September 30, 2020	$17,776

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

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2019	$28,496
Additions	16,710
Expenses	(22,774)
Cancelled	(9,840)
Foreign exchange translation adjustment	(479)
Balance at September 30, 2020	$12,113

As of September 30, 2020, capitalized contract costs consisted of $1.2 million to obtain contracts and $10.9 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three and nine months ended September 30, 2020 or 2019.

Disaggregation of Revenue

The following tables disaggregate GES and Pursuit revenue by major product line, timing of revenue recognition, and markets served:

GES

	Three Months Ended September 30, 2020
(in thousands)	GES North America	GES EMEA	Intersegment Eliminations	Total
Services:
Core services	$7,987	$2,003	$—	$9,990
Audio-visual	933	(40)	—	893
Event technology	1,283	414	—	1,697
Intersegment eliminations	—	—	(284)	(284)
Total services	10,203	2,377	(284)	12,296
Products:
Core products	1,564	397	—	1,961
Total revenue	$11,767	$2,774	$(284)	$14,257

Timing of revenue recognition:
Services transferred over time	$10,203	$2,377	$(284)	$12,296
Products transferred over time(1)	232	15	—	247
Products transferred at a point in time	1,332	382	—	1,714
Total revenue	$11,767	$2,774	$(284)	$14,257

Markets:
Exhibitions	$4,890	$2,323	$—	$7,213
Conferences	1,099	367	—	1,466
Corporate events	4,537	67	—	4,604
Consumer events	1,241	17	—	1,258
Intersegment eliminations	—	—	(284)	(284)
Total revenue	$11,767	$2,774	$(284)	$14,257
(1)	GES’ graphics product revenue is earned over time over the duration of the event as it is considered a part of the single performance obligation satisfied over time.

	Nine Months Ended September 30, 2020
(in thousands)	GES North America	GES EMEA	Intersegment Eliminations	Total
Services:
Core services	$225,414	$33,350	$—	$258,764
Audio-visual	18,661	3,549	—	22,210
Event technology	7,946	4,126	—	12,072
Intersegment eliminations	—	—	(3,258)	(3,258)
Total services	252,021	41,025	(3,258)	289,788
Products:
Core products	21,402	11,071	—	32,473
Total revenue	$273,423	$52,096	$(3,258)	$322,261

Timing of revenue recognition:
Services transferred over time	$252,021	$41,025	$(3,258)	$289,788
Products transferred over time(1)	11,035	2,407	—	13,442
Products transferred at a point in time	10,367	8,664	—	19,031
Total revenue	$273,423	$52,096	$(3,258)	$322,261

Markets:
Exhibitions	$203,671	$39,001	$—	$242,672
Conferences	39,626	7,618	—	47,244
Corporate events	24,012	5,308	—	29,320
Consumer events	6,114	169	—	6,283
Intersegment eliminations	—	—	(3,258)	(3,258)
Total revenue	$273,423	$52,096	$(3,258)	$322,261

(1)	GES’ graphics product revenue is earned over time over the duration of the event as it is considered a part of the single performance obligation satisfied over time.

	Three Months Ended September 30, 2019
(in thousands)	GES North America	GES EMEA	Intersegment Eliminations	Total
Services:
Core services	$148,722	$20,539	$—	$169,261
Audio-visual	18,742	4,402	—	23,144
Event technology	4,760	1,414	—	6,174
Intersegment eliminations	—	—	(5,724)	(5,724)
Total services	172,224	26,355	(5,724)	192,855
Products:
Core products	12,900	12,945	—	25,845
Total revenue	$185,124	$39,300	$(5,724)	$218,700

Timing of revenue recognition:
Services transferred over time	$172,224	$26,355	$(5,724)	$192,855
Products transferred over time(1)	10,558	2,305	—	12,863
Products transferred at a point in time	2,342	10,640	—	12,982
Total revenue	$185,124	$39,300	$(5,724)	$218,700

Markets:
Exhibitions	$79,589	$29,140	$—	$108,729
Conferences	60,537	4,938	—	65,475
Corporate events	39,370	5,020	—	44,390
Consumer events	5,628	202	—	5,830
Intersegment eliminations	—	—	(5,724)	(5,724)
Total revenue	$185,124	$39,300	$(5,724)	$218,700
(1)	GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

	Nine Months Ended September 30, 2019
(in thousands)	GES North America	GES EMEA	Intersegment Eliminations	Total
Services:
Core services	$531,485	$86,715	$—	$618,200
Audio-visual	61,323	15,171	—	76,494
Event technology	23,368	6,501	—	29,869
Intersegment eliminations	—	—	(14,731)	(14,731)
Total services	616,176	108,387	(14,731)	709,832
Products:
Core products	50,649	48,086	—	98,735
Total revenue	$666,825	$156,473	$(14,731)	$808,567

Timing of revenue recognition:
Services transferred over time	$616,176	$108,387	$(14,731)	$709,832
Products transferred over time(1)	33,601	10,595	—	44,196
Products transferred at a point in time	17,048	37,491	—	54,539
Total revenue	$666,825	$156,473	$(14,731)	$808,567

Markets:
Exhibitions	$349,106	$119,189	$—	$468,295
Conferences	195,635	17,170	—	212,805
Corporate events	102,525	19,165	—	121,690
Consumer events	19,559	949	—	20,508
Intersegment eliminations	—	—	(14,731)	(14,731)
Total revenue	$666,825	$156,473	$(14,731)	$808,567

(1)	GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Pursuit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Services:
Admissions	$12,229	$49,353	$17,865	$76,034
Accommodations	18,021	41,292	23,994	56,636
Transportation	445	6,868	2,513	12,817
Travel planning	855	2,004	1,484	4,107
Intersegment eliminations	(144)	(671)	(261)	(1,355)
Total services revenue	31,406	98,846	45,595	148,239
Products:
Food and beverage	6,783	19,333	9,047	28,903
Retail operations	10,626	16,864	12,960	23,977
Total products revenue	17,409	36,197	22,007	52,880
Total revenue	$48,815	$135,043	$67,602	$201,119

Timing of revenue recognition:
Services transferred over time	$31,406	$98,846	$45,595	$148,239
Products transferred at a point in time	17,409	36,197	22,007	52,880
Total revenue	$48,815	$135,043	$67,602	$201,119

Markets:
Banff Jasper Collection	$26,395	$75,337	$39,234	$116,433
Alaska Collection	5,436	26,909	6,167	39,287
Glacier Park Collection	14,929	28,098	16,813	36,296
FlyOver	2,055	4,699	5,388	9,103
Total revenue	$48,815	$135,043	$67,602	$201,119

Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of September 30, 2020, there were 1,077,197 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation (income) expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Performance unit incentive plan (“PUP”)	$149	$1,033	$(2,596)	$4,013
Restricted stock awards and restricted stock units	1,698	798	3,155	2,435
Stock options	90	—	90	—
Share-based compensation expense before income tax	1,937	1,831	649	6,448
Income tax benefit(1)	—	(460)	—	(1,625)
Share-based compensation expense, net of income tax	$1,937	$1,371	$649	$4,823
(1)	There was no income tax benefit for the three and nine months ended September 30, 2020 due to the valuation allowance on our deferred tax assets. Refer to Note 16 – Income Taxes.

PUP Awards

PUP awards are performance-based restricted stock units that are tied to our stock price and the expected achievement of certain performance-based criteria. The vesting of PUP award shares is based upon the achievement of the performance-based criteria over a three-year period. We account for PUP awards that will be settled in shares of our common stock as equity-based awards. We measure share-based compensation expense of equity-based awards at fair value on the grant date on a straight-line basis over the vesting period. The estimated number of shares to be achieved is updated each reporting period. We account for PUP awards that will be settled in cash as liability-based awards. We measure share-based compensation expense of liability-based awards at fair value at each reporting date until the date of settlement. Forfeitures are accounted for as they occur.

During the nine months ended September 30, 2020, we granted PUP awards with a grant date fair value of $4.8 million of which $1.8 million are payable in shares. Liabilities related to PUP awards were $0.4 million as of September 30, 2020 and $5.3 million as of December 31, 2019. During the nine months ended September 30, 2020, the value of the PUP awards decreased due to the reduction of our estimated performance achievement and the decline in our stock price as a result of the COVID-19 pandemic.

In 2020, PUP awards granted in 2017 vested and we paid $2.6 million in cash. No PUP awards were paid in shares in 2020. In 2019, PUP awards granted in 2016 vested and we paid $5.6 million in cash and $3.4 million in shares. In 2019, we withheld 25,771 shares for $1.5 million related to tax withholding requirements on vested PUP awards paid in shares.

The following table summarizes the activity of the outstanding PUP awards:

	Equity-Based PUP Awards		Liability-Based PUP Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2019	59,714	$52.10	155,190	$52.53
Granted	32,367	$56.23	52,531	$56.10
Vested	—	$—	(67,866)	$47.43
Forfeited	—	$—	(18,370)	$56.40
Balance at September 30, 2020	92,081	$55.49	121,485	$55.08

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards and restricted stock units are service-based awards. We account for restricted stock awards and restricted stock units that will be settled in shares of our common stock as equity-based awards. We measure share-based compensation expense of equity-based awards at fair value on the grant date on a straight-line basis over the vesting period.

We account for restricted stock units that will be settled in cash as liability-based awards. We measure share-based compensation expense of liability-based awards at fair value at each reporting date until the date of settlement. Forfeitures are accounted for as they occur.

As of September 30, 2020, the unamortized cost of outstanding equity-based restricted stock awards and restricted stock units was $2.6 million, which we expect to recognize over a weighted-average period of approximately 1.2 years. We repurchased 17,961 shares for $1.1 million during the nine months ended September 30, 2020 and 24,586 shares for $1.4 million during the nine months ended September 30, 2019 related to tax withholding requirements on vested share-based awards.

Aggregate liabilities related to liability-based restricted stock units were $0.8 million as of September 30, 2020 and $0.4 million as of December 31, 2019. During the nine months ended September 30, 2020, restricted stock units vested, and we paid $0.2 million in cash and $0.8 million in shares. During the nine months ended September 30, 2019, restricted stock units vested, and we paid $0.3 million in cash and $0.2 million in shares.

The following table summarizes the activity of the outstanding restricted stock awards and restricted stock units:

	Equity-Based Restricted Stock Awards		Equity-Based Restricted Stock Units		Liability-Based Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2019	136,123	$52.66	—	$—	11,623	$52.17
Granted	55,171	$51.06	232,435	$19.44	3,952	$50.43
Vested	(64,684)	$49.85	(38,982)	$19.30	(2,815)	$47.45
Forfeited	(15,192)	$56.54	(2,183)	$19.30	(1,634)	$56.59
Balance at September 30, 2020	111,418	$52.97	191,270	$19.47	11,126	$52.10

Stock Options

We grant non-qualified stock options that are performance-based, as well as non-qualified options that are service-based. The performance-based awards are recognized on a straight-line basis over the performance period ranging from 1.4 to 3.4 years, and the underlying shares expected to be settled are adjusted each reporting period based on estimated future achievement of the respective performance metrics. The service-based awards are recognized on a straight-line basis over the requisite service period on a graded-vesting schedule over three years.

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)
Options outstanding and exercisable at December 31, 2019	41,143	$16.62
Granted	204,150	$19.98
Exercised	(41,143)	$16.62
Options outstanding at September 30, 2020	204,150	$19.98	$229,500
Options exercisable at September 30, 2020	—	$—	$—
(1)

The aggregate intrinsic value of stock options outstanding represents the difference between our closing stock price at the end of the reporting period and the exercise price, multiplied by the number of in-the-money stock options.

The following table summarizes stock options outstanding and exercisable as of September 30, 2020:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$19.30	150,000	8.25	$19.30	—	$—
$21.85	54,150	6.91	$21.85	—	$—
$19.30 - $21.85	204,150	7.89	$19.98	—	$—

The fair value of stock options granted in 2020 was estimated on the date of grant using the Black-Scholes option pricing model. Following is additional information on stock options and the underlying assumptions used in assessing fair value:

Nine Months Ended
September 30, 2020
Assumptions used to estimate fair value of stock options granted:
Risk-free interest rate	0.27% - 0.31%
Expected life	4.3 - 5.4 years
Expected volatility	46.9% - 52.2%
Expected dividend yield	—
Weighted average grant-date fair value per share of options granted	$8.38
Cash received from exercise of options (in thousands)	$2,077

As of September 30, 2020, the total unrecognized compensation cost related to non-vested stock option awards was $1.6 million. We expect to recognize such costs over a weighted-average period of approximately 2.5 years. No stock options were granted in 2019.

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

Transaction costs associated with the Mountain Park Lodges were $0.9 million in 2019, which are included in “Corporate activities” in the Consolidated Statements of Operations. We included these assets and results of operations in the consolidated financial statements from the date of acquisition. During the three months ended September 30, 2020, revenue and operating income related to the Mountain Park Lodges were $8.9 million and $4.4 million, respectively. During the nine months ended September 30, 2020, revenue and operating income related to the Mountain Park Lodges were $12.9 million and $0.2 million, respectively.

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

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the completion of the Mountain Park Lodges acquisition was on January 1, 2019. We do not consider the Sky Lagoon attraction or the Belton Chalet significant acquisitions and accordingly, they are not included in the following pro forma results of operations:

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	September 30, 2019	September 30, 2019
Revenue	$362,488	$1,058,622
Depreciation and amortization	$16,347	$46,695
Income from continuing operations	$34,607	$28,709
Net income attributable to Viad	$31,416	$26,765
Diluted income per share	$1.53	$1.29
Basic income per share	$1.53	$1.29

Note 5. Inventories

We state inventories, which consist primarily of exhibit design and construction materials and supplies, as well as retail inventory, at the lower of cost (first-in, first-out and specific identification methods) or net realizable value.

The components of inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Raw materials	$10,796	$11,788
Finished goods	5,500	5,481
Inventories	$16,296	$17,269

Note 6. Other Current Assets

Other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Prepaid software maintenance	$4,045	$3,875
Prepaid insurance	2,565	5,573
Prepaid vendor payments	2,106	4,698
Prepaid taxes	1,087	917
Income tax receivable	162	13,250
Prepaid other	2,097	1,904
Other	4,134	637
Other current assets	$16,196	$30,854

Note 7. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Land and land interests	$32,481	$34,532
Buildings and leasehold improvements	374,549	377,754
Equipment and other	400,085	417,239
Gross property and equipment	807,115	829,525
Accumulated depreciation	(352,456)	(353,974)
Property and equipment, net (excluding finance leases)	454,659	475,551
Finance lease right-of-use assets, net	22,786	25,350
Property and equipment, net	$477,445	$500,901

Depreciation expense was $11.5 million for the three months ended September 30, 2020 and $35.1 million for the nine months ended September 30, 2020. Depreciation expense was $12.7 million for the three months ended September 30, 2019 and $34.0 million for the nine months ended September 30, 2019.

Amortization expense on finance lease assets was $0.9 million for the three months ended September 30, 2020 and $2.8 million for the nine months ended September 30, 2020. Amortization expense on finance lease assets was $0.7 million for the three months ended September 30, 2019 and $1.9 million for the nine months ended September 30, 2019.

Property and equipment purchased through accounts payable and accrued liabilities decreased $6.3 million during the nine months ended September 30, 2020 and increased $2.0 million during the nine months ended September 30, 2019.

We recorded fixed asset impairment charges primarily related to capitalized software of $0.7 million during the three months ended September 30, 2020.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Self-insured liability receivable	$9,982	$9,982
Contract costs	4,464	3,961
Other mutual funds	3,136	3,107
Cash surrender value of life insurance	—	24,873
Other	2,355	3,196
Other investments and assets	$19,937	$45,119

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	GES North America	GES EMEA	Pursuit	Total
Balance at December 31, 2019	$155,276	$30,829	$101,878	$287,983
Goodwill impairment	(155,276)	(29,042)	(1,757)	(186,075)
Foreign currency translation adjustments	—	(1,787)	(3,190)	(4,977)
Balance at September 30, 2020	$—	$—	$96,931	$96,931

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

In early March 2020, as a result of COVID-19 concerns, we began to see event postponements and cancellations at GES, as well as cancelled bookings at Pursuit. This quickly escalated into the shut-down of event activity and tourism as government mandated closures and stay-at-home orders went more broadly into effect around the world. As demand halted, we essentially placed our businesses into a state of hibernation to preserve cash. As government mandated closures and stay-at-home orders started to be lifted, we began to restart our business with enhanced health and safety protocols in place. We phased in most of Pursuit’s attractions and lodging operations starting in May and continuing into July. However, exhibition and event activity remain largely closed. For GES, we believe that as governments continue to lift restrictions, events in certain geographies will gradually increase.

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

During the three months ended June 30, 2020, GES continued to experience event postponements and cancellations and we experienced further declines in our stock price. There had also been an increased spread of the COVID-19 virus throughout the United States, which resulted in further closures and government orders that we believed had increased the uncertainty regarding when the live event industry would re-commence and how long it would take to get back to similar pre-COVID-19 business levels. The uncertainty regarding the duration of the current domestic and global economic conditions and whether further deterioration in the macroeconomic environment would continue as a result of the COVID-19 pandemic was factored into our second quarter goodwill impairment analysis. As a result, we recorded a full impairment charge to the remaining GES goodwill balance of $113.1 million during the three months ended June 30, 2020. Our remaining goodwill balance as of September 30, 2020 of $96.9 million pertains to our Pursuit business.

During the three months ended September 30, 2020, the travel and hospitality industry continued to be negatively impacted by the COVID-19 pandemic. Although Pursuit’s reporting units continued to operate at a loss due to travel restrictions, as there were no significant changes to our outlook for the future years and the risk profile of the reporting units had not changed, we did not record any additional impairment charges during the third quarter. Additionally, we experienced a slight increase in our stock price during the three months ended September 30, 2020.

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

Other intangible assets consisted of the following:

		September 30, 2020			December 31, 2019
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	6.4	$40,006	$(27,381)	$12,625	$72,219	$(40,866)	$31,353
Operating contracts and licenses	36.8	39,156	(2,258)	36,898	43,329	(1,881)	41,448
In-place lease	13.8	14,670	(532)	14,138	15,044	(231)	14,813
Tradenames	5.5	5,687	(2,155)	3,532	9,423	(4,338)	5,085
Non-compete agreements	1.3	736	(552)	184	2,077	(1,775)	302
Other	7.4	783	(90)	693	802	(66)	736
Total amortized intangible assets		101,038	(32,968)	68,070	142,894	(49,157)	93,737
Indefinite-lived intangible assets:
Business licenses		568	—	568	571	—	571
Other intangible assets		$101,606	$(32,968)	$68,638	$143,465	$(49,157)	$94,308

Intangible asset amortization expense was $1.5 million for the three months ended September 30, 2020 and $5.2 million for the nine months ended September 30, 2020. Intangible asset amortization expense was $2.9 million for the three months ended September 30, 2019 and $8.2 million for the nine months ended September 30, 2019. We recorded an impairment charge to intangible assets of $15.7 million during the nine months ended September 30, 2020 related to our U.S. audio-visual production business. The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve.

At September 30, 2020, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2020	$1,278
2021	5,089
2022	4,968
2023	4,322
2024	3,383
Thereafter	49,030
Total	$68,070

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Continuing operations:
Self-insured liability	$6,227	$5,668
Accrued restructuring	4,574	2,130
Accrued sales and use taxes	2,914	5,451
Commissions payable	2,541	8,274
Accrued employee benefit costs	2,108	3,564
Current portion of pension and postretirement liabilities	1,722	1,899
Accrued professional fees	1,137	1,248
Accrued legal settlement	—	2,500
Accrued dividends	—	2,019
Other taxes	1,655	278
Accommodation services deposits	506	959
Other	6,204	5,187
Total continuing operations	29,588	39,177
Discontinued operations:
Self-insured liability	422	260
Environmental remediation liabilities	60	311
Other	57	76
Total discontinued operations	539	647
Total other current liabilities	$30,127	$39,824

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Continuing operations:
Foreign deferred tax liability	$25,127	$32,570
Multi-employer pension plan withdrawal liability	15,970	15,693
Self-insured excess liability	9,982	9,982
Self-insured liability	8,046	8,682
Accrued compensation	4,806	7,485
Accrued restructuring	2,447	2,383
Contract liabilities	623	125
Other	3,487	2,423
Total continuing operations	70,488	79,343
Discontinued operations:
Environmental remediation liabilities	2,186	1,964
Self-insured liability	1,824	2,018
Other	676	382
Total discontinued operations	4,686	4,364
Total other deferred items and liabilities	$75,174	$83,707

Note 12. Debt and Finance Lease Obligations

The components of long-term debt and finance lease obligations consisted of the following:

	September 30,	December 31,
(in thousands, except interest rates)	2020	2019
2018 Credit Facility, 4.6% weighted-average interest rate at September 30, 2020 and 3.9% at December 31, 2019, due through 2023(1)	$230,543	$311,464
FlyOver Iceland Credit Facility, 4.9% weighted-average interest rate at September 30, 2020 and December 31, 2019, due through 2022(1)	5,584	5,607
Less unamortized debt issuance costs	(2,953)	(1,836)
Total debt (2)	233,174	315,235
Finance lease obligations, 7.9% weighted-average interest rate at September 30, 2020 and 7.7% at December 31, 2019, due through 2039	23,018	25,257
Total debt and finance lease obligations (3)	256,192	340,492
Current portion (4)	(4,040)	(5,330)
Long-term debt and finance lease obligations	$252,152	$335,162
(1)

Represents the weighted-average interest rate in effect at the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.

(2)

The estimated fair value of total debt and finance leases was $222.0 million as of September 30, 2020 and $339.4 million as of December 31, 2019. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.

(3)	Cash paid for interest on debt was $12.1 million for the nine months ended September 30, 2020 and $8.8 million for the nine months ended September 30, 2019.
(4)

Subsequent to the filing of our 2019 Form 10-K, we identified a correction related to the classification of the 2018 Credit Facility (as defined below) from current to long-term given that the 2018 Credit Facility’s contractual maturity was not within 12 months of the balance sheet date, and we were in compliance with all applicable covenants as of December 31, 2019. As a result, we corrected the classification of the debt on the accompanying condensed consolidated balance sheet and the disclosure related to classification of debt in the table above as of December 31, 2019 to present the 2018 Credit Facility as long-term. Except for this change, the correction had no impact upon this Quarterly Report on Form 10-Q. We determined that the error is not material to the previously issued financial statements.

2018 Credit Agreement

Effective October 24, 2018, we entered into a Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”). The 2018 Credit Agreement has a maturity date of October 24, 2023 and provides for a $450 million revolving credit facility (“2018 Credit Facility”). Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Under the 2018 Credit Agreement, our lenders have a first perfected security interest in all of our personal property. As of September 30, 2020, we were not in compliance with our financial covenants, however, we obtained financial covenant relief until September 30, 2022 pursuant to the amendment to the 2018 Credit Agreement described below.

Effective August 5, 2020, we entered into an amendment to the 2018 Credit Agreement, which, among other things, (i) waives our financial covenants until September 30, 2022 (the “Covenant Waiver Period”) and (ii) requires us to maintain minimum liquidity of $125 million with a step down to $100 million at December 31, 2020. The Covenant Waiver Period will be in effect until the earlier of September 30, 2022 or the fiscal quarter when our leverage ratio is less than or equal to 4.00 to 1.00. Post Covenant Waiver Period, the maximum leverage ratio will be less than or equal to 4.50 to 1.00 at September 30, 2022 with a step down to less than or equal to 4.00 to 1.00 at December 31, 2022 and thereafter until the maturity date. The minimum interest coverage ratio will be greater than or equal to 2.00 to 1.00 post Covenant Waiver Period and until maturity of the facility. The interest rate on the borrowings is equal to LIBOR plus 350 basis points, with a LIBOR floor of one percent during the Covenant Waiver Period. The LIBOR floor continues until the end of the 2018 Credit Agreement. A revised pricing grid goes into effect after the Covenant Waiver Period ends. Additionally, we are precluded from paying cash dividends, from issuing unsecured debt, and from accessing the $250 million expansion feature during the Covenant Waiver Period. The amendment allows us to make acquisitions under certain conditions. Viad pledged 100% of the capital stock of its wholly-owned domestic subsidiaries and it top-tier foreign subsidiaries (other than Esja). Fees related to the amendment were approximately $1.7 million. Refer to Note 1 – Overview and Basis of Presentation (Impact of COVID-19) for additional information.

During the three months ended September 30, 2020, we repaid approximately $217 million of principal on our outstanding 2018 Credit Facility. As of September 30, 2020, capacity remaining under the 2018 Credit Facility was $209.8 million, reflecting borrowings of $230.5 million and $9.7 million in outstanding letters of credit.

We index borrowings under the 2018 Credit Facility to the prime rate or the LIBOR, plus appropriate spreads tied to our leverage ratio. As LIBOR will be phased out in 2021, our 2018 Credit Facility includes a method for determining an alternative or successor rate of interest that considers the new prevailing market convention. The vast majority of our borrowings under the 2018 Credit Facility are indexed to LIBOR. Commitment fees and letters of credit fees are also tied to our leverage ratio. The fees on the unused portion of the 2018 Credit Facility were 0.50% annually as of September 30, 2020. We index only our borrowings under the 2018 Credit Facility and the discount rates we use to account for some leases to LIBOR. We do not expect the alternative or successor rate to LIBOR to have a material impact on either our 2018 Credit Facility or the accounting for our leases.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$2	$2	$—	$—
Other mutual funds (2)	3,136	3,136	—	—
Total assets at fair value on a recurring basis	$3,138	$3,138	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$123	$123	$—	$—
Other mutual funds (2)	3,107	3,107	—	—
Total assets at fair value on a recurring basis	$3,230	$3,230	$—	$—

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

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(23,799)	$(11,900)	$(35,699)
Other comprehensive loss before reclassifications	(7,342)	—	(7,342)
Amounts reclassified from AOCI, net of tax	—	354	354
Net other comprehensive income (loss)	(7,342)	354	(6,988)
Balance at September 30, 2020	$(31,141)	$(11,546)	$(42,687)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(36,332)	$(11,643)	$(47,975)
Other comprehensive income before reclassifications	3,868	—	3,868
Amounts reclassified from AOCI, net of tax	—	196	196
Net other comprehensive income	3,868	196	4,064
Balance at September 30, 2019	$(32,464)	$(11,447)	$(43,911)

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 17 – Pension and Postretirement Benefits for additional information.

Note 15. Income (Loss) Per Share

The components of basic and diluted income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income (loss) attributable to Viad (diluted)	$(30,758)	$31,416	$(323,621)	$27,463
Less: Allocation to non-vested shares	—	(226)	—	(196)
Convertible preferred stock dividends	(1,134)	—	(1,134)	—
Adjustment to the redemption value of redeemable noncontrolling interest	(468)	(264)	(926)	(530)
Net income (loss) allocated to Viad common stockholders (basic)	$(32,360)	$30,926	$(325,681)	$26,737
Basic weighted-average outstanding common shares	20,293	20,168	20,263	20,129
Additional dilutive shares related to share-based compensation	—	143	—	138
Diluted weighted-average outstanding shares	20,293	20,311	20,263	20,267
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$(1.59)	$1.53	$(16.07)	$1.33
Diluted income (loss) attributable to Viad common stockholders(1)	$(1.59)	$1.53	$(16.07)	$1.33

(1)	Diluted loss per share amount cannot exceed basic loss per share.

The dilutive effect of the outstanding common shares, excluding the Convertible Series A Preferred Stock, is reflected in diluted loss per share by application of the treasury stock method. The dilutive effect of the Convertible Series A Preferred Stock is reflected in the diluted loss per share by application of the if-converted method.

Note 16. Income Taxes

The effective tax rate was a negative 2.7% for the three months ended September 30, 2020 and 25.6% for the three months ended September 30, 2019. The effective tax rate was a negative 6.8% for the nine months ended September 30, 2020 and 26.5% for the nine months ended September 30, 2019.

The negative effective tax rates for the three and nine months ended September 30, 2020 were due to no tax benefits being recorded on our U.S., United Kingdom, and other European jurisdictions as a result of recording  a valuation allowance during the second quarter of 2020 against our net deferred tax assets in these jurisdictions due to our belief that it is more likely than not that we will not realize the tax benefits from the current year losses realized in these jurisdictions.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to income and non-income-based tax laws. For the three and nine months ended September 30, 2020, there were no material tax impacts to our condensed consolidated financial statements as they relate to COVID-19 measures.

We received $6.8 million and $14.7 million of tax refunds in excess of payments for the three and nine months ended September 30, 2020, respectively. Net cash paid for income taxes was $4.1 million and $12.1 million for the three and nine months ended September 30, 2019, respectively.

Note 17. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended September 30, 2020 and 2019 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$—	$15	$7	$13	$112	$101
Interest cost	162	209	64	93	87	92
Expected return on plan assets	(74)	(35)	—	—	(134)	(122)
Amortization of prior service credit	—	—	(36)	(47)	—	—
Recognized net actuarial loss	130	96	(26)	(43)	48	37
Net periodic benefit cost	$218	$285	$9	$16	$113	$108

The components of net periodic benefit cost of our pension and postretirement benefit plans for the nine months ended September 30, 2020 and 2019 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$—	$46	$38	$48	$330	$303
Interest cost	490	646	222	343	254	281
Expected return on plan assets	(109)	(74)	—	—	(394)	(364)
Amortization of prior service credit	—	—	(109)	(141)	—	—
Recognized net actuarial loss	395	302	13	84	138	111
Net periodic benefit cost	$776	$920	$164	$334	$328	$331

We expect to contribute $1.3 million to our funded pension plans, $0.9 million to our unfunded pension plans, and $1.0 million to our postretirement benefit plans in 2020. During the nine months ended September 30, 2020, we contributed $0.2 million to our funded pension plans, $0.7 million to our unfunded pension plans, and $0.6 million to our postretirement benefit plans.

Note 18. Restructuring Charges

GES

As part of our efforts to drive efficiencies and simplify our business operations, we took certain restructuring actions designed to simplify and transform GES for greater profitability. In response to the COVID-19 pandemic in 2020, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments. These initiatives included recording restructuring charges related to the elimination of positions and facility closures at GES, as well as charges related to the closure and liquidation of GES’ United Kingdom-based audio-visual services business.

Other Restructurings

We recorded restructuring charges in connection with the consolidation of certain support functions at our corporate headquarters. These charges primarily consist of severance and related benefits due to headcount reductions and charges related to the downsizing of facilities.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2019	$2,935	$1,339	$239	$4,513
Restructuring charges	5,332	6,039	999	12,370
Cash payments	(3,261)	(197)	(569)	(4,027)
Non-cash items(1)	—	(5,152)	—	(5,152)
Adjustment to liability	(54)	(17)	(612)	(683)
Balance at September 30, 2020	$4,952	$2,012	$57	$7,021

(1)	Represents the FX impact related to the closure and liquidation of GES’ United Kingdom-based audio-visual services business during the three months ended September 30, 2020.

As of September 30, 2020, we expect to pay all but $1.5 million of the liabilities related to severance and employee benefits by the end of 2020. The liability related to future lease payments will be paid over the remaining lease terms. Refer to Note 22 – Segment Information, for information regarding restructuring charges by segment.

Note 19. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		September 30,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2020	2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$88,394	$103,314
Finance lease assets	Property and equipment, net	22,786	25,350
Total lease assets		$111,180	$128,664

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$17,872	$22,180
Finance lease obligations	Current portion of debt and finance lease obligations	2,895	3,386
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	73,688	82,851
Finance lease obligations	Long-term debt and finance lease obligations	20,123	21,871
Total lease liabilities		$114,578	$130,288

The components of lease expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$926	$697	$2,767	$1,895
Interest on lease liabilities	429	130	1,258	379
Operating lease cost	6,596	6,625	20,235	19,456
Short-term lease cost	123	571	465	1,348
Variable lease cost	1,557	1,478	4,615	4,695
Sublease income(1)	—	226	—	—
Total lease cost, net	$9,631	$9,727	$29,340	$27,773

(1)  Sublease income excludes rental income from owned assets, which is recorded in revenue.

Other information related to operating and finance leases are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,644	$7,250	$18,268	$20,853
Operating cash flows from finance leases	$839	$210	$1,705	$459
Financing cash flows from finance leases	$665	$525	$2,235	$1,537
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$(3,059)	$49,123	$1,018	$62,375
Finance leases	$126	$14,893	$1,894	$35,844

			September 30,	December 31,
			2020	2019
Weighted-average remaining lease term (years):
Operating leases			8.30	8.17
Finance leases			13.58	14.01
Weighted-average discount rate:
Operating leases			5.89%	5.77%
Finance leases			7.91%	7.73%

As of September 30, 2020, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2020	$6,188	$1,458	$7,646
2021	20,043	4,284	24,327
2022	15,844	3,796	19,640
2023	13,407	3,276	16,683
2024	10,265	2,609	12,874
Thereafter	54,410	23,556	77,966
Total future lease payments	120,157	38,979	159,136
Less: Amount representing interest	(28,597)	(15,961)	(44,558)
Present value of minimum lease payments	91,560	23,018	114,578
Current portion	17,872	2,895	20,767
Long-term portion	$73,688	$20,123	$93,811

As of September 30, 2020, the estimated future minimum rentals under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
Remainder of 2020	$431
2021	1,499
2022	1,046
2023	830
2024	612
Thereafter	1,765
Total minimum rents	$6,183

Leases Not Yet Commenced

As of September 30, 2020, we had executed certain facility and land leases for which we did not have control of the underlying assets. Accordingly, we did not record the lease liabilities and right-of-use assets on our Condensed Consolidated Balance Sheets. These leases include future planned attractions for Pursuit that are currently in the planning or development phase and that we expect the lease commencement dates to begin between fiscal years 2021 and 2022 with lease terms of 15 to 47 years.

Note 20. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. During the three months ended March 31, 2019, we recorded an $8.5 million charge to resolve a legal dispute at GES involving a former industry contractor. Although the amount of liability as of September 30, 2020 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

On July 18, 2020, an off-road Ice Explorer operated by our Pursuit business was involved in an accident enroute with 27 people to the Athabasca Glacier, resulting in three fatalities and multiple other serious injuries. We continue to support the victims and their families, and we are fully cooperating with the applicable regulatory authorities to investigate this accident. We immediately reported the accident to our relevant insurance carriers, who are also supporting the investigation. Subject to customary deductibles, we believe that our insurance coverage is sufficient to cover potential claims related to this accident.

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of September 30, 2020, we had recorded environmental remediation liabilities of $2.2 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of September 30, 2020, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of September 30, 2020 would be $75.5 million. These guarantees relate to our leased equipment and facilities through January 2040. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

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

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $14.3 million as of September 30, 2020, which includes $9.8 million related to workers’ compensation liabilities, and $4.5 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $2.2 million as of September 30, 2020. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.5 million as of September 30, 2020. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.6 million for the three months ended September 30, 2020 and $4.4 million for the nine months ended September 30, 2020 and $2.0 million for the three months ended September 30, 2019 and $5.3 million for the nine months ended September 30, 2019.

In addition, as of September 30, 2020, we have recorded insurance liabilities of $10.0 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.5 million related to workers’ compensation liabilities and $3.5 million related to general/auto liability claims, which are recorded in other deferred items and liabilities in the Condensed Consolidated Balance Sheets with a corresponding receivable in other investments.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2019	$6,172
Net loss attributable to redeemable noncontrolling interest	(1,023)
Adjustment to the redemption value	926
Foreign currency translation adjustment	(804)
Balance at September 30, 2020	$5,271

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

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Revenue:
GES:
GES North America	$11,767	$185,124	$273,423	$666,825
GES EMEA	2,774	39,300	52,096	156,473
Intersegment eliminations	(284)	(5,724)	(3,258)	(14,731)
Total GES	14,257	218,700	322,261	808,567
Pursuit	48,815	135,043	67,602	201,119
Total revenue	$63,072	$353,743	$389,863	$1,009,686
Segment operating income (loss):
GES:
GES North America	$(10,986)	$(8,562)	$(28,194)	$22,635
GES EMEA	(7,262)	(3,024)	(11,256)	2,775
Total GES	(18,248)	(11,586)	(39,450)	25,410
Pursuit	11,467	66,392	(26,499)	64,710
Segment operating income (loss)	(6,781)	54,806	(65,949)	90,120
Corporate eliminations (1)	16	16	48	49
Corporate activities	(2,645)	(2,680)	(5,902)	(7,795)
Operating income (loss)	(9,410)	52,142	(71,803)	82,374
Interest income	58	79	313	260
Interest expense	(5,508)	(3,740)	(14,712)	(9,612)
Multi-employer pension plan withdrawal	—	—	(462)	(15,508)
Other expense	(210)	(281)	(894)	(1,192)
Restructuring recoveries (charges):
GES North America	(2,310)	(881)	(2,277)	(5,139)
GES EMEA	(8,376)	(759)	(9,094)	(1,501)
Pursuit	12	—	(45)	—
Corporate	(585)	(62)	(954)	(205)
Impairment charges:
GES North America	—	—	(171,094)	—
GES EMEA	(676)	—	(30,225)	—
Pursuit	—	—	(1,757)	—
Legal settlement:
GES	—	—	—	(8,500)
Income (loss) from continuing operations before income taxes	$(27,005)	$46,498	$(303,004)	$40,977
(1)

Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Note 23. Common and Preferred Stock

Convertible Series A Preferred Stock

On August 5, 2020, we entered into an Investment Agreement with funds managed by private equity firm Crestview Partners, relating to the issuance of 135,000 shares of newly issued Convertible Series A Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $135 million or $1,000 per share. The $135 million issuance was offset in part by $9.2 million of expenses related to the capital raise. The Investment Agreement also includes a delayed draw commitment of up to $45 million in additional Convertible Series A Preferred Stock, which we may access during the 12 months following the August 5, 2020 closing date on the same terms and conditions as the initial investment. We have classified the convertible preferred stock as temporary equity in our consolidated balance sheet due to the existence of certain change in control provisions that are not solely within our control.

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the three months ended September 30, 2020, $1.1 million of dividends were deemed declared and paid in-kind.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

We previously announced our Board of Directors’ authorization to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares.

During the nine months ended September 30, 2020, we repurchased 53,784 shares on the open market for $2.8 million. As of September 30, 2020, 546,283 shares remain available for repurchase. No shares were purchased on the open market during the nine months ended September 30, 2019. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future.

Stockholder Rights Plan

On March 29, 2020, our Board of Directors adopted a short-term stockholder rights plan and declared a dividend payable to stockholders of record on April 13, 2020 of one preferred stock purchase right per each outstanding share of Viad common stock to purchase one one-hundredth of a share of Viad’s Junior Participating Preferred Stock at an exercise price of $115.00. Our Board of Directors will be able to redeem the rights at $0.01 per right at any time before a person or group acquired 10% (20% in the case of a passive institutional investor) or more of the outstanding common stock. On August 5, 2020, the stockholder rights plan was amended, whereby Crestview and affiliated parties were designated as exempt persons, and as such the issuance of preferred stock to Crestview did not result in a triggering event. The rights otherwise expire on February 28, 2021, subject to our right to extend the date, unless we redeem, exchange, or terminate the rights earlier.

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

The COVID-19 pandemic is having and will likely continue to have a significant and negative impact on our operations and financial performance, with live events largely shut down and tourism activity disruptions. In response to the COVID-19 pandemic, we implemented aggressive cost reduction measures to preserve cash, including furloughs, layoffs, mandatory unpaid time off, or salary reductions for all employees and the elimination of discretionary spending. We continue to implement measures to successfully adapt for the long-term impact of COVID-19. During the third quarter of 2020, we secured additional capital to strengthen our liquidity position and amended our Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”) to provide financial flexibility.

Investment Agreement

On August 5, 2020, we entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”) who made an initial investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock that carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option (the “Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $21.25 per share. The Investment Agreement also includes a delayed draw commitment of up to $45 million in additional Convertible Preferred Stock, which we may access during the 12 months following the August 5, 2020 closing date on the same terms and conditions as the initial investment. The proceeds from Crestview’s initial investment were used to repay a portion of our 2018 Credit Facility, will provide additional short-term liquidity, will fund capital expenditures, and will support general corporate purposes. Pursuant to the Investment Agreement, two Crestview Partners’ designees joined our Board of Directors, increasing the size of our board from seven to nine directors.

Credit Agreement Amendment

On August 5, 2020, we entered into an amendment to our 2018 Credit Agreement, which, among other things, (i) waives our financial covenants until September 30, 2022 (the “Covenant Waiver Period”) and (ii) requires us to maintain minimum liquidity of $125 million with a step down to $100 million at December 31, 2020. The interest rate on the borrowings is equal to the London Interbank Offered Rate (“LIBOR”) plus 350 basis points, with a LIBOR floor of one percent during the Covenant Waiver Period. The LIBOR floor continues until the end of the 2018 Credit Agreement. Viad pledged 100% of the capital stock of its wholly-owned domestic subsidiaries and its top-tier foreign subsidiaries (other than Esja Attractions ehf.). Fees related to the amendment were approximately $1.7 million.

Goodwill Impairment

Due to the deteriorating macroeconomic environment, disruptions to our operations, and the sustained decline in our stock price caused by COVID-19, we determined an interim triggering event had occurred in the first and second quarters of 2020, which required us to assess the carrying values of goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) No. 350, Intangibles – Goodwill and Other. Based on this assessment, we recorded non-cash goodwill impairment charges of $186.1 million during the first half of 2020, including a full impairment charge to the remaining GES goodwill balance of $113.1 million in the second quarter of 2020. Our remaining goodwill balance as of September 30, 2020 of $96.9 million pertains to our Pursuit business. The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve.

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

As a result of COVID-19 concerns, we continue to see event postponements and cancellations at GES, as well as some cancelled bookings at Pursuit. To help reduce the spread of COVID-19, Pursuit’s year-round attractions and lodging properties were closed temporarily starting in mid-March and remained closed during most of the second quarter of 2020. As government mandated closures and stay-at-home orders were lifted, we began to restart our business with enhanced health and safety protocols in place. We phased in most of Pursuit’s attractions and lodging operations starting in May with most open and operational during the third quarter of 2020. However, exhibition and event activity remain largely closed. For GES, we believe that, as governments continue to lift restrictions, events in certain geographies will gradually increase and we stand ready to reactivate areas of that business when it makes sense to do so. Additionally, in the event of a future resurgence of the virus, we may be required to re-close certain attractions or events based on local or governmental restrictions implemented.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments including the duration, spread, and intensity of the virus, all of which are uncertain and difficult to predict. Due to the evolving and uncertain nature of COVID-19, we are not able at this time to fully estimate the effect of these factors on our business, however, the adverse impact on our business, results of operations, and cash flows has been material. We will continue to evaluate and implement additional cost-cutting measures as are necessary to mitigate the negative financial and operational impact of COVID-19 on our business. For a discussion of the risks and uncertainties that may affect our business or financial results, refer to “Risk Factors” (Part II, Item 1A of this Form 10-Q).

Results of Operations

Financial Highlights

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except per share data)	2020	2019	% Change	2020	2019	% Change
Total revenue (1)	$63,072	$353,743	(82.2)%	$389,863	$1,009,686	(61.4)%
Net income (loss) attributable to Viad	$(30,758)	$31,416	**	$(323,621)	$27,463	**
Segment operating income (loss) (2)	$(6,781)	$54,806	**	$(65,949)	$90,120	**
Diluted income (loss) per common share from continuing operations attributable to Viad common stockholders	$(1.54)	$1.54	**	$(15.98)	$1.33	**
(1)

During the third quarter of 2020, we identified a prior period error related to the recognition of revenue of GES’ Corporate Accounts’ third-party services. Revenue from these services should have been recorded on a net basis to reflect only the fees we receive from arranging these services. Previously, we recorded this revenue on a gross basis, thus overstating revenue and cost of services by the same amount. As a result, GES’ revenue for the three and nine months ended September 30, 2019 has been corrected to reflect this gross-to-net adjustment.

(2)

Refer to Note 22 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

** Change is greater than +/- 100%

•

Total revenue decreased $290.7 million or 82.2%, during the three months ended September 30, 2020 and decreased $619.8 million or 61.4% during the nine months ended September 30, 2020. These decreases are primarily due to the impact of the COVID-19 pandemic as GES experienced show postponements and cancellations and Pursuit temporarily closed its properties in mid-March through most of the second quarter of 2020 and driven by lower visitation due to continued border closures and other travel restrictions.

•

Net loss attributable to Viad was $30.8 million during the three months ended September 30, 2020 as compared to income of $31.4 million during the three months ended September 30, 2019. Net loss attributable to Viad was $323.6 million during the nine months ended September 30, 2020 as compared to income of $27.5 million during the nine months ended September 30, 2019. The 2020 net losses are primarily due to lower revenue and impairment charges of $0.7 million and $203.1 million during the three and nine months ended September 30, 2020, respectively, restructuring charges of $11.3 million and $12.4 million during the three and nine months ended September 30, 2020, respectively, related to transformation efforts at GES to significantly reduce costs and create a lower and more flexible cost structure, offset in part by lower performance-based compensation expense as we reduced our estimated performance achievement to zero as a result of COVID-19.

•

Total segment operating loss(1) was $6.8 million during the three months ended September 30, 2020 as compared to income of $54.8 million during the three months ended September 30, 2019. Segment operating loss was $65.9 million during the nine months ended September 30, 2020 as compared to income of $90.1 million during the nine months ended September 30, 2019. The 2020 losses are primarily due to lower revenue at GES and Pursuit as a result of the COVID-19 pandemic, offset in part by the elimination of performance-based incentives.

(1)

Refer to Note 22 – Segment Information of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Foreign Exchange Rate Variances

We conduct our foreign operations primarily in Canada, the United Kingdom, Iceland, the Netherlands, Germany, and to a lesser extent, in certain other countries.

The following table summarizes the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating income (loss) from our significant international operations for the three and nine months ended September 30, 2020 and 2019:

Three months ended September 30, 2020 compared with the three months ended September 30, 2019

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2020	2019	(in thousands)	2020	2019	(in thousands)
GES North America:
Canada (CAD)	$0.75	$0.76	$(2)	$0.75	$0.76	$12

GES EMEA:
United Kingdom (GBP)	$1.30	$1.24	$101	$1.29	$1.23	$(233)
Europe (EUR)	$1.17	$1.10	27	$1.17	$1.11	(39)
			$128			$(272)
Pursuit:
Canada (CAD)	$0.75	$0.76	$(232)	$0.75	$0.76	$(48)
Iceland (ISK)	$0.01	$0.01	(25)	$0.01	$0.01	46
			$(257)			$(2)
Total			$(131)			$(262)

Nine months ended September 30, 2020 compared with the nine months ended September 30, 2019

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2020	2019	(in thousands)	2020	2019	(in thousands)
GES North America:
Canada (CAD)	$0.73	$0.75	$(366)	$0.73	$0.75	$(19)

GES EMEA:
United Kingdom (GBP)	$1.28	$1.27	$(711)	$1.27	$1.26	$(323)
Europe (EUR)	$1.11	$1.12	(168)	$1.11	$1.12	(12)
			(879)			(335)
Pursuit:
Canada (CAD)	$0.75	$0.75	$(317)	$0.74	$0.76	$332
Iceland (ISK)	$0.01	$0.01	(25)	$0.01	$0.01	46
			$(342)			$378
			$(1,587)			$24

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

Analysis of Revenue and Operating Results by Reportable Segment

GES

The following table presents a comparison of GES’ reported revenue and segment operating income (loss) to organic revenue(1) and organic segment operating income (loss)(1) for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended				Three Months Ended
	September 30, 2020				September 30, 2019			Change vs. 2019
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(2)
Revenue:
GES(1):
North America	$11,767	$—	$(2)	$11,769	$185,124	$—	$185,124	(93.6)%	(93.6)%
EMEA	2,774	—	128	2,646	39,300	—	39,300	(92.9)%	(93.3)%
Intersegment eliminations	(284)	—	—	(284)	(5,724)	—	(5,724)	95.0%	95.0%
Total GES	$14,257	$—	$126	$14,131	$218,700	$—	$218,700	(93.5)%	(93.5)%
Segment operating income (loss)(3):
GES:
North America	$(10,986)	$—	$12	$(10,998)	$(8,562)	$—	$(8,562)	(28.3)%	(28.5)%
EMEA	(7,262)	—	(272)	(6,990)	(3,024)	—	(3,024)	**	**
Total GES	$(18,248)	$—	$(260)	$(17,988)	$(11,586)	$—	$(11,586)	(57.5)%	(55.3)%

	Nine Months Ended				Nine Months Ended
	September 30, 2020				September 30, 2019			Change vs. 2019
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(2)
Revenue:
GES(1):
North America	$273,423	$—	$(366)	$273,789	$666,825	$—	$666,825	(59.0)%	(58.9)%
EMEA	52,096	—	(879)	52,975	156,473	—	156,473	(66.7)%	(66.1)%
Intersegment eliminations	(3,258)	—	—	(3,258)	(14,731)	—	(14,731)	77.9%	77.9%
Total GES	$322,261	$—	$(1,245)	$323,506	$808,567	$—	$808,567	(60.1)%	(60.0)%
Segment operating income (loss)(3):
GES:
North America	$(28,194)	$—	$(19)	$(28,175)	$22,635	$—	$22,635	**	**
EMEA	(11,256)	—	(335)	(10,921)	2,775	—	2,775	**	**
Total GES	$(39,450)	$—	$(354)	$(39,096)	$25,410	$—	$25,410	**	**

** Change is greater than +/- 100%

(1)

During the third quarter of 2020, we identified a prior period error related to the recognition of revenue of GES’ Corporate Accounts’ third-party services. Revenue from these services should have been recorded on a net basis to reflect only the fees we receive from arranging these services. Previously, we recorded this revenue on a gross basis, thus overstating revenue and cost of services by the same amount. As a result, GES’ revenue for the three and nine months ended September 30, 2019 has been corrected to reflect this gross-to-net adjustment.

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

GES North America

GES North America revenue decreased $173.4 million or 93.6% during the three months ended September 30, 2020 and $393.4 million or 59.0% during the nine months ended September 30, 2020, primarily due to show postponements and cancellations due to the COVID-19 pandemic as well as negative show rotation of approximately $23 million during the three months ended September 30, 2020. Revenue earned during 2020 was primarily driven by shows completed during Q1 2020, compensation for work completed on cancelled shows, storage, the conversion of convention centers into temporary hospitals in early April, and virtual and hybrid events completed during the third quarter. Organic revenue* decreased $173.4 million or 93.6% during the three months ended September 30, 2020 and $393.0 million or 58.9% during the nine months ended September 30, 2020.

GES North America segment operating loss was $11.0 million during the three months ended September 30, 2020 as compared to a loss of $8.6 million during the three months ended September 30, 2019. Segment operating loss was $28.2 million during the nine months ended September 30, 2020 as compared to income of $22.6 million during the nine months ended September 30, 2019. The 2020 losses are primarily due to the decrease in revenue, offset in part by the elimination of performance-based incentives and by the reduction in operating costs by eliminating wages and discretionary costs. Organic segment operating loss* was $11.0 million during the three months ended September 30, 2020 as compared to a loss of $8.6 million during the three months ended September 30, 2019. Organic segment operating loss* was $28.2 million during the nine months ended September 30, 2020 as compared to income of $22.6 million during the nine months ended September 30, 2019.

GES EMEA

GES EMEA revenue decreased $36.5 million or 92.9% during the three months ended September 30, 2020 and $104.4 million or 66.7% during the nine months ended September 30, 2020, primarily due to show postponements and cancellations due to the COVID-19 pandemic as well as negative show rotation of approximately $7 million and $32 million during the three and nine months ended September 30, 2020, respectively. Revenue earned during 2020 was primarily driven by shows completed during Q1 2020, compensation for work completed on cancelled shows, and virtual events and hybrid events completed during the third quarter. Organic revenue* decreased $36.7 million or 93.3% during the three months ended September 30, 2020 and $103.5 million or 66.1% during the nine months ended September 30, 2020.

GES EMEA segment operating loss was $7.3 million during the three months ended September 30, 2020 as compared to a loss of $3.0 million during the three months ended September 30, 2019. Segment operating loss was $11.3 million during the nine months ended September 30, 2020 as compared to income of $2.8 million during the nine months ended September 30, 2019. The 2020 losses are primarily due to the decrease in revenue, offset in part by the reduction in operating costs by eliminating wages and discretionary costs. Organic segment operating loss* was $7.0 million during the three months ended September 30, 2020 as compared to a loss of $3.0 million during the three months ended September 30, 2019. Organic segment operating loss* was $10.9 million during the nine months ended September 30, 2020 as compared to income of $2.8 million during the nine months ended September 30, 2019.

* Refer to footnote (1) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating income (loss).

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income (loss) to organic revenue(3) and organic segment operating loss(3) for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended				Three Months Ended
	September 30, 2020				September 30, 2019			Change vs. 2019
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(3)	As Reported	Acquisitions	Organic(3)	As Reported	Organic(3)
Revenue(1):
Pursuit:
Attractions	$17,699	$—	$(145)	$17,844	$63,581	$—	$63,581	(72.2)%	(71.9)%
Hospitality	30,403	—	(107)	30,510	62,522	—	62,522	(51.4)%	(51.2)%
Transportation	444	—	—	444	6,861	—	6,861	(93.5)%	(93.5)%
Travel Planning	160	—	(1)	161	2,388	—	2,388	(93.3)%	(93.3)%
Intra-Segment Eliminations & Other	109	—	(4)	113	(309)	—	(309)	**	**
Total Pursuit	$48,815	$—	$(257)	$49,072	$135,043	$—	$135,043	(63.9)%	(63.7)%

Segment operating income (4):
Total Pursuit	$11,467	$—	$(2)	$11,469	$66,392	$—	$66,392	(82.7)%	(82.7)%

	Nine Months Ended				Nine Months Ended
	September 30, 2020				September 30, 2019			Change vs. 2019
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue(1):
Pursuit:
Attractions	$25,141	$—	$(189)	$25,330	$98,085	$—	$98,085	(74.4)%	(74.2)%
Hospitality	39,382	13,600	(135)	25,917	86,773	16,068	70,705	(54.6)%	(63.3)%
Transportation	2,604	—	(11)	2,615	13,018	—	13,018	(80.0)%	(79.9)%
Travel Planning	361	—	(3)	364	3,985	—	3,985	(90.9)%	(90.9)%
Intra-Segment Eliminations & Other	114	—	(4)	118	(742)	—	(742)	**	**
Total Pursuit	$67,602	$13,600	$(342)	$54,344	$201,119	$16,068	$185,051	(66.4)%	(70.6)%

Segment operating income (loss)(4):
Total Pursuit	$(26,499)	$567	$378	$(27,444)	$64,710	$7,419	$57,291	**	**

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

Pursuit revenue decreased $86.2 million or 63.9% during the three months ended September 30, 2020 and $133.5 million or 66.4% during the nine months ended September 30, 2020, primarily due to the impact of the COVID-19 pandemic as Pursuit temporarily closed its properties in mid-March through most of the second quarter of 2020. We phased in most of Pursuit’s attractions and lodging operations starting in May with most open and operational during the third quarter of 2020. However, the travel and hospitality industry continue to be negatively impacted by the COVID-19 pandemic as travel restrictions and border closures largely remain in place. Organic revenue* decreased $86.0 million or 63.7% during the three months ended September 30, 2020 and $130.7 million or 70.6% during the nine months ended September 30, 2020.

Pursuit segment operating income was $11.5 million during the three months ended September 30, 2020 as compared to income of $66.4 million during the three months ended September 30, 2019. Segment operating loss was $26.5 million during the nine months ended September 30, 2020 as compared to income of $64.7 million during the nine months ended September 30, 2019. The 2020 declines are primarily due to the decrease in revenue, offset in part by the reduction in operating costs through efforts to maximize profitability. Organic segment operating income* was $11.5 million during the three months ended September 30, 2020 as compared to income of $66.4 million during the three months ended September 30, 2019. Organic segment operating loss* was $27.4 million during the nine months ended September 30, 2020 as compared to income of $57.3 million during the nine months ended September 30, 2019.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	Change vs. 2019
Same-Store Key Performance Indicators (1)
Attractions:
Number of visitors	343,000	1,274,808	(73.1)%	485,996	2,076,698	(76.6)%
Revenue per attraction visitor	$48	$49	(2.0)%	$45	$47	(4.3)%
Effective ticket price	$33	$38	(13.2)%	$31	$36	(13.9)%
Hospitality:
Room nights available (2)	156,444	195,715	(20.1)%	135,357	242,435	(44.2)%
RevPAR (2)	$106	$195	(45.6)%	$77	$159	(51.6)%
ADR	$177	$216	(18.1)%	$155	$215	(27.9)%
Occupancy (2)	59.7%	90.4%	(30.7)%	49.8%	73.8%	(24.0)%
(1)

Attractions Same-Store Key Performance Indicators for the three and nine months ended September 30, 2020 and 2019 exclude FlyOver Iceland (opened August 2019) and Open Top Touring (opened September 2020). Hospitality Same-Store Key Performance Indicators for the three months ended September 30, 2020 excludes the Glacier Basecamp Lodge (purchased January 2020). Hospitality Same-Store Key Performance Indicators for the nine months ended September 30, 2020 and 2019 excludes the Glacier Basecamp Lodge (purchased January 2020), West Glacier RV Park & Cabins (opened July 2019), Mountain Park Lodges (acquired in June 2019), and the Belton Chalet (acquired May 2019).

(2)	The rooms that were out of service as a result of property closures due to the COVID-19 pandemic were excluded from room nights available when calculating hospitality RevPAR and occupancy.

For the health and well-being of our employees, guests, and community, Pursuit’s year-round attractions and lodging properties were closed temporarily starting in mid-March and remained closed during most of the second quarter of 2020. The majority of Pursuit’s properties were open and operational during the third quarter of 2020. St. Mary Lodge and Glacier Park Lodge remained closed during the third quarter of 2020 due to a government-imposed closure at the East Glacier entrance at Glacier National Park. In order to mitigate the negative financial and operational impacts, we eliminated all non-essential capital expenditures during the first and second quarters of 2020 resulting in the delay of the opening of FlyOver Canada Toronto, which is now anticipated to open in 2023. We resumed important growth investments in September of 2020, and we are on track to open FlyOver Las Vegas in the third quarter of 2021 and the Sky Lagoon in the second quarter of 2021.

Attractions. The decrease in same-store visitors and revenue per attraction was driven by the temporary closure of our attractions and lower visitation due to the continued border closures and travel restrictions as a result of COVID-19.

Hospitality. The decrease in RevPAR and ADR was driven by lower demand as a result of COVID-19.

During 2019, Pursuit derived approximately 66% of its revenue and 88% of its segment operating income from its Canadian operations, which are largely dependent on foreign customer visitation. Accordingly, the timing of reopening of borders and the strengthening or weakening of the Canadian dollar, relative to other currencies, would affect customer volumes and the results of operations.

Other Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2020	2019	% Change	2020	2019	Change vs. 2019
Corporate activities	$2,645	$2,680	(1.3)%	$5,902	$7,795	(24.3)%
Interest expense	$5,508	$3,740	47.3%	$14,712	$9,612	53.1%
Multi-employer pension plan withdrawal	$—	$—	**	$462	$15,508	(97.0)%
Restructuring charges	$11,259	$1,702	**	$12,370	$6,845	80.7%
Legal settlement	$—	$—	**	$—	$8,500	(100.0)%
Impairment charges	$676	$—	**	$203,076	$—	**
Income tax expense	$735	$11,891	(93.8)%	$20,454	$10,861	88.3%
Income (loss) from discontinued operations	$(989)	$(141)	**	$(1,822)	$32	**

** Change is greater than +/- 100%

Corporate Activities – The decrease in corporate activities expense during the nine months ended September 30, 2020 relative to 2019 was primarily due to lower headcount, lower performance-based compensation expense as we reduced our estimated performance achievement to zero as a result of COVID-19, and higher acquisition transaction-related costs in 2019, offset in part by fees and expenses related to the equity raise and credit facility amendment.

Interest Expense – The increase in interest expense during the three and nine months ended September 30, 2020 was primarily due to higher debt balances in 2020.

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

Restructuring Charges – Restructuring charges during the three and nine months ended September 30, 2020 and 2019 were primarily related to the elimination of positions and facility closures at GES, as well as charges related to the closure and liquidation of GES’ United Kingdom-based audio-visual services business during the third quarter of 2020. The 2019 actions arose in connection with our ongoing efforts to simplify and transform GES for greater profitability. In response to the COVID-19 pandemic in 2020, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments. The 2020 charges also included amounts related to the elimination of positions at our corporate office in response to the pandemic.

Legal Settlement – During the nine months ended September 30, 2019, we recorded a charge to resolve a legal dispute at GES involving a former industry contractor.

Impairment Charges – During the three months ended September 30, 2020, we recorded a fixed asset impairment charge of $0.7 million. During the nine months ended September 30, 2020, we recorded non-cash goodwill impairments of $185.8 million, a non-cash impairment charge to intangible assets of $15.7 million, and fixed asset impairment charges of $1.6 million.

Income Tax Benefit – The effective tax rate was a negative 2.7% for the three months ended September 30, 2020 and 25.6% for the three months ended September 30, 2019. The effective tax rate was a negative 6.8% for the nine months ended September 30, 2020 and 26.5% for the nine months ended September 30, 2019. The negative effective tax rates for the three and nine months ended September 30, 2020 were due to no tax benefits being recorded in our U.S., United Kingdom, and other European jurisdictions as a result of recording a valuation allowance during the second quarter of 2020 against our net deferred tax assets in these jurisdictions due to our belief that it is more likely than not that we will be unable to realize the tax benefits from our current year losses in these jurisdictions.

Income (Loss) from Discontinued Operations – Loss from discontinued operations during the three and nine months ended September 30, 2020 was primarily due to a settlement and legal expenses related to previously sold operations. Income from discontinued operations for the nine months ended September 30, 2019 was primarily related to a favorable legal settlement related to previously sold operations partially offset by legal expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $56.5 million as of September 30, 2020, as compared to $62.0 million as of December 31, 2019. Our total available liquidity was $311.3 million, including the available capacity on our 2018 Credit Facility of $209.8 million, and an additional $45 million available through the delayed draw commitment from Crestview Partners. During the nine months ended September 30, 2020, we used net cash from operating activities of $45.9 million.

On August 5, 2020, we entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”) who made an initial investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock that carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option (the “Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $21.25 per share. The Investment Agreement also includes a delayed draw commitment of up to $45 million in additional Convertible Preferred Stock, which we may access during the 12 months following the August 5, 2020 closing date on the same terms and conditions as the initial investment. The proceeds from Crestview’s initial investment were used to repay a portion of our 2018 Credit Facility, will provide additional short-term liquidity, will fund capital expenditures, and will support general corporate purposes. On August 5, 2020, we entered into an amendment to our 2018 Credit Agreement, which, among other things, (i) waives our financial covenants until September 30, 2022 (the “Covenant Waiver Period”) and (ii) requires us to maintain minimum liquidity of

$125 million with a step down to $100 million at December 31, 2020. The interest rate on the borrowings is equal to the London Interbank Offered Rate (“LIBOR”) plus 350 basis points, with a LIBOR floor of one percent during the Covenant Waiver Period. The LIBOR floor continues until the end of the 2018 Credit Agreement. Viad pledged 100% of the capital stock of its wholly-owned domestic subsidiaries and its top-tier foreign subsidiaries (other than Esja Attractions ehf.). Fees related to the amendment were approximately $1.7 million.

As of September 30, 2020, we held approximately $53.7 million of our cash and cash equivalents outside of the United States, consisting of $25.3 million in Canada, $9.9 million in the United Kingdom, $8.1 million in the United Arab Emirates, $6.8 million in the Netherlands, and $3.6 million in certain other countries.

Cash Flows

Operating Activities

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Net income (loss)	$(325,280)	$30,148
Depreciation and amortization	43,051	44,061
Deferred income taxes	20,428	5,261
(Income) loss from discontinued operations	1,822	(32)
Restructuring charges	12,370	6,845
Legal settlement	—	8,500
Impairment charges	203,076	—
Gains on dispositions of property and other assets	(14,935)	(938)
Share-based compensation expense	649	6,448
Multi-employer pension plan withdrawal	462	15,508
Other non-cash items	10,371	2,772
Changes in assets and liabilities	2,080	(17,433)
Net cash (used in) provided by operating activities	$(45,906)	$101,140

The change in net cash (used in) provided by operating activities of $147.0 million was due to net losses at GES and Pursuit due to the COVID-19 pandemic, offset in part by a favorable change in working capital primarily driven by a focus on working capital management.

Investing Activities

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Capital expenditures	$(40,057)	$(60,868)
Cash surrender value of life insurance policies	24,767	—
Cash paid for acquisitions, net	—	(90,992)
Proceeds from dispositions of property and other assets	21,788	1,022
Net cash provided by (used in) investing activities	$6,498	$(150,838)

The change in net cash provided by (used in) investing activities of $157.3 million was primarily due to proceeds from the termination of our life insurance policies, proceeds from dispositions of property and other assets in 2020, including $17.1 million from the sale of the GES warehouse in San Diego, cash paid for acquisitions in 2019, and a decrease in capital expenditures.

Financing Activities

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Proceeds from borrowings	$191,733	$170,459
Payments on debt and finance lease obligations	(273,663)	(99,340)
Dividends paid on common stock	(4,064)	(6,060)
Distributions to noncontrolling interest	(1,526)	—
Debt issuance costs	(1,585)	—
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,062)	(3,019)
Common stock purchased for treasury	(2,785)	—
Proceeds from issuance of Convertible Series A Preferred Stock, net of issuance costs	125,763	—
Proceeds from exercise of stock options	2,077	92
Net cash provided by financing activities	$34,888	$62,132

The decrease in cash provided by financing activities of $27.2 million was primarily due to net debt payments of $81.9 million during the nine months ended September 30, 2020 compared to net debt proceeds of $71.1 million under the 2018 Credit Facility, offset in part by proceeds from the issuance of Convertible Series A Preferred Stock.

Debt and Finance Lease Obligations

Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion, all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. During the nine months ended September 30, 2020, we repurchased 53,784 shares on the open market for $2.8 million. No shares were repurchased on the open market during the nine months ended September 30, 2019. As of September 30, 2020, 546,283 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $31.1 million as of September 30, 2020 and $23.8 million as of December 31, 2019. We recorded unrealized foreign currency translation losses in other comprehensive income of $7.3 million during the nine months ended September 30, 2020 and unrealized foreign currency translation gains of $3.9 million during the nine months ended September 30, 2019.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of September 30, 2020 and December 31, 2019, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic and related responsive actions have adversely affected our financial condition, liquidity and cash flow, and may continue to do so in the future. The COVID-19 pandemic forced the cancellation of many of our events and the temporary closure of substantially all of our attractions, hotels, and other operations. The substantial reduction in our operations will result in near-term losses and negative cash flow from operations. The full impact of the pandemic on our longer-term operational and financial performance is highly uncertain and will depend on future developments that we cannot predict, including the duration and spread of the pandemic, any future resurgence of COVID-19, and related social-distancing orders, travel restrictions, and/or government limitations on group gatherings. Our GES business depends on exhibitions, conferences, and other live events and the size of marketing expenditures relating to those events. The continuation of government orders prohibiting large group gatherings will continue to significantly and adversely affect our revenue and results of operations. Even if exhibitions or other live events do occur, we also could suffer from reduced spending for our services because many exhibitors’ marketing budgets are partly discretionary and are frequently among the first expenditures reduced when economic conditions deteriorate, and people may be unwilling to attend large group events. In addition, the attractions and hospitality operations within our Pursuit business may be subject to government closure orders designed to limit the spread of COVID-19, which adversely affects our profitability and cash flow. Future revenue from our Pursuit operations will depend on any further spread of the pandemic, our ability to keep our operations open, the willingness of people to travel to our locations, and the amount of disposable income that consumers have available for travel and vacations, which decreases during periods of weak general economic conditions. Both our GES and Pursuit businesses may also experience increased costs in order to supply our customers or guests with personal protection equipment, conduct comprehensive cleaning regiments, and other measures that we determine are in the best interests of our employees, customers, guests, and/or event participants. Even with additional personal protection measures in place, there can be no assurance that employees, customers, guests, and/or event participants will not contact COVID-19. Any such occurrence could result in litigation, legal costs, and reputational risk. The prolonged recovery from the COVID-19 pandemic or a resurgence in cases of COVID-19 could further materially and adversely affect our business, financial condition, and results of operations.

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

We are vulnerable to deterioration in general economic conditions. Our business is sensitive to fluctuations in general economic conditions in the U.S. and other global markets in which we operate, including as a result of the effects caused by the COVID-19 pandemic. The recent decline in global and regional economic conditions, and consumers’ fears that economic conditions will further decline, has caused declining consumer confidence, unemployment, fluctuations in stock markets and interest rates, contraction of credit availability, and other dynamic factors affecting economic conditions generally. The success of our GES business largely depends on the number of exhibitions held, the size of exhibitors’ marketing expenditures, and on the strength of particular industries in which exhibitors operate. The number and size of exhibitions generally decrease when the economy weakens, which our business has experienced in 2020 due to the COVID-19 pandemic. We also could suffer from reduced spending for our services because many exhibitors’ marketing budgets are partly discretionary and are frequently among the first expenditures reduced when economic conditions deteriorate. In addition, revenue from our Pursuit operations depends largely on the amount of disposable income that consumers have available for travel and vacations, which decreases during periods of weak general economic conditions. As a result, any deterioration in general economic conditions could further materially and adversely affect our business, product sales, financial condition, and results of operations.

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

Travel industry disruptions, particularly those affecting the hotel and airline industries, could adversely affect our business. Our business depends largely on the ability and willingness of people, whether exhibitors, exhibition attendees, tourists, or others, to travel. Factors adversely affecting the travel industry, and particularly the airline and hotel industries, generally also adversely affect our business and results of operations. Factors that could adversely affect the travel industry include high or rising fuel prices, increased security and passport requirements, weather conditions, health epidemics and pandemics, airline accidents, acts of terrorism, and international political instability and hostilities. For example, the COVID-19 pandemic and social distancing orders resulted in severe global travel restrictions, mandatory shutdowns of show and event venues, hotels, attractions and other operations, and limitations on large gatherings of people. These circumstances had severe effects on our businesses. The occurrence of additional disruptions, a prolonged recovery from the COVID-19 pandemic or a spike or resurgence in cases of COVID-19, or other unexpected events that affect the availability and pricing of air travel and accommodations, could further materially and adversely affect our business and results of operations.

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

The seasonality of our business makes us particularly sensitive to adverse events during peak periods. The peak activity for our Pursuit business is during the summer months, as 85% of Pursuit’s 2019 revenue was earned in the second and third quarters. Our GES exhibition and event activity varies significantly because it is based on the frequency and timing of shows, many of which are not held each year, and which may shift between quarters. If adverse events or conditions occur during these peak periods, such as the COVID-19 pandemic, our results of operations could be materially and adversely affected.

Transportation disruptions and increases in transportation costs could adversely affect our business and results of operations. GES relies on independent transportation carriers to send materials and exhibits to and from exhibition, warehouse, and customer facilities. If our customers and suppliers are unable to secure the services of those independent transportation carriers at favorable rates, it could materially and adversely affect our business and results of operations. In addition, disruption of transportation services due to weather-

related problems, labor strikes, lockouts, or other events could adversely affect our ability to supply services to customers and could cause the cancellation of exhibitions, which could materially and adversely affect our business and results of operations.

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

The United Kingdom’s exit from the European Union (“EU”) could adversely affect our business. We operate substantial parts of our EU businesses from U.K.-based entities. On January 31, 2020, the U.K. officially withdrew from the EU. The final terms of the withdrawal are being negotiated with the transition period ending on December 31, 2020. The withdrawal could disrupt the free movement of goods, services, and people between the U.K. and the EU. Moreover, the regulatory and legal environment that will govern our U.K. operations is uncertain. Any new arrangements may require us to make changes to our operations in Europe, which could result in a higher cost and less efficient operating model across our European business. These new arrangements could adversely affect our business and results of operations.

Changes affecting the availability of the London Inter-bank Offered Rate (“LIBOR”) or increases in interest rates may have consequences for us that cannot yet be reasonably predicted. We have outstanding debt with variable interest rates based on LIBOR. Borrowings under the 2018 Credit Facility are indexed to the prime rate or LIBOR, plus appropriate spreads tied to our leverage ratio. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals to reform. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021. Our 2018 Credit Facility includes a method for determining an alternative or successor rate of interest that gives consideration to the new prevailing market convention. The alternative rate could affect our debt and debt payments. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts which terminate after 2021. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates. If LIBOR ceases to exist after 2021, the interest rates under our revolving credit facility and the discount rates we apply to finance lease obligations will be based on the alternative rate, which may result in higher interest rates and debt obligations. In addition, any increases to our benchmark interest rates could have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended September 30, 2020 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	50	$14.46	—	546,283
August 1, 2020 - August 31, 2020	30	$18.28	—	546,283
September 1, 2020 - September 30, 2020	—	$—	—	546,283
Total	80	$15.89	—	546,283

Pursuant to previously announced authorizations, our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors approved an additional 500,000 shares to repurchase. During the nine months ended September 30, 2020 we repurchased 53,784 shares on the open market for $2.8 million. The Board’s authorization has no expiration date. In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

3.1		Certificate of Designations of 5.5% Series A Convertible Preferred Stock.	8-K		3.1	8/5/2020

4.1		Rights Agreement, dated as of March 30, 2020, between Viad Corp and Equiniti Trust Company, which includes the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Stock as Exhibit B.	8-K		4.1	3/30/2020

4.2		Amendment No. 2 to $450 million Second Amended and Restated Credit Agreement, dated May 8, 2020.	8-K		4.A3	5/11/2020

4.3		Registration Rights Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		4.1	8/5/2020

10.1		Investment Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		10.1	8/5/2020

10.2		Stockholders Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		10.2	8/5/2020

10.3		Amendment to Rights Agreement, dated August 5, 2020, by and between Viad Corp and Equiniti Trust Company.	8-K		10.3	8/5/2020

10.4		Form of Indemnification Agreement.	8-K		10.4	8/5/2020

10.5		Form of Crestview Designee Indemnification Agreement.	8-K		10.5	8/5/2020

10.6		Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment No. 1 to Security Agreements, dated August 5, 2020, by and among Viad Corp, the guarantors party thereto, JPMorgan Chase Bank, N.A., and the lenders party thereto.	8-K		10.6	8/5/2020

10.7	*	Form of Incentive Stock Option Agreement, effective as of August 26, 2020, pursuant to the 2017 Viad Corp Omnibus Incentive Award Plan.

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended September 30, 2020.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended September 30, 2020.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ended September 30, 2020.

101.INS	***	XBRL Instance Document

101.SCH	****	XBRL Taxonomy Extension Schema Document.

101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

November 6, 2020	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer (Duly Authorized Officer)