Form 10-K
period 2020-12-31
VIAD CORP
filed 2021-03-02
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-11015

Viad Corp

(Exact name of registrant as specified in its charter)

Delaware	36-1169950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1850 North Central Avenue, Suite 1900 Phoenix, Arizona	85004-4565
(Address of principal executive offices)	(Zip Code)

(602) 207-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.50 Par Value	VVI	New York Stock Exchange
Preferred Stock Purchase Rights	__	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was approximately $381.0 million.

Registrant had 20,464,515 shares of Common Stock ($1.50 par value) outstanding as of February 15, 2021.

Documents Incorporated by Reference

A portion of the Proxy Statement for the Viad Corp Annual Meeting of Shareholders scheduled for May 14, 2021, is incorporated by reference into Part III of this Annual Report.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“2020 Form 10-K”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this 2020 Form 10-K, including the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7), and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A). Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “seek,” “aim,” “potential,” “target,” “outlook,” and similar expressions are intended to identify our forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, initiatives, intentions, or goals also are forward-looking statements. These forward-looking statements are not historical facts and are subject to a host of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those in the forward-looking statements. Such risks, uncertainties, and other important factors include, among others: the short- and longer-term effects of the COVID-19 pandemic, including the demand for travel, event business and travel experiences, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any future resurgence, including limiting or banning travel; the impact of the COVID-19 pandemic, or any future resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; and the pace of recovery following the COVID-19 pandemic or any future resurgence.

Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, the following:

•	the impact of the COVID-19 pandemic on our financial condition, liquidity, and cash flow;
•	our ability to anticipate and adjust for the impact of the COVID-19 pandemic on our businesses;
•	general economic uncertainty in key global markets and a worsening of global economic conditions;
•	travel industry disruptions;
•	our ability to successfully integrate and achieve established financial and strategic goals from acquisitions;
•	our dependence on large exhibition event clients;
•	the importance of key members of our account teams to our business relationships;
•	the competitive nature of the industries in which we operate;
•	unanticipated delays and cost overruns of our capital projects, and our ability to achieve established financial and strategic goals for such projects;
•	seasonality of our businesses;
•	transportation disruptions and increases in transportation costs;
•	natural disasters, weather conditions, and other catastrophic events;
•	our multi-employer pension plan funding obligations;
•	our exposure to labor cost increases and work stoppages related to unionized employees;
•	liabilities relating to prior and discontinued operations;
•	adverse effects of show rotation on our periodic results and operating margins;
•	our exposure to currency exchange rate fluctuations;
•	our exposure to cybersecurity attacks and threats;
•	compliance with laws governing the storage, collection, handling, and transfer of personal data and our exposure to legal claims and fines for data breaches or improper handling of such data; and
•	changes affecting the London Inter-bank Offered Rate (“LIBOR”) and the Canadian Dollar Offered Rate (“CDOR”).

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, refer to “Risk Factors” (Part I, Item 1A of this 2020 Form 10-K). We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this 2020 Form 10-K except as required by applicable law or regulation.

Item 1. Business

We are a leading provider of experiential leisure travel and face-to-face events and marketing experiences company with operations in the United States, Canada, the United Kingdom, continental Europe, the United Arab Emirates, and Iceland. We are committed to providing unforgettable experiences to our clients and guests.

We operate through three reportable business segments: GES North America, GES EMEA (collectively, “GES”), and Pursuit:

•	GES is a global, full-service live events company offering a comprehensive range of services to the world’s leading brands and event organizers.
•	Pursuit is an attractions and hospitality company that provides a collection of inspiring and unforgettable experiences in iconic destinations.

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a “pandemic.” COVID-19 has spread rapidly, with a high concentration of confirmed cases in the U.S. and other countries in which we operate. The rapid spread has resulted in authorities around the world implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, social distancing, and business shutdowns. The COVID-19 pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies.

In early March 2020, we began to see event postponements and cancellations at GES, as well as cancelled bookings at Pursuit. This quickly escalated into the shutdown of event activity and tourism as government mandated closures and stay-at-home orders went more broadly into effect around the world. As demand halted, we essentially placed our businesses into a state of hibernation to preserve cash. As government mandated closures and stay-at-home orders started to be lifted, we began to restart our business with enhanced health and safety protocols in place. We phased in most of Pursuit’s attractions and lodging operations starting in May 2020, with most open during the second half of 2020, although generally at reduced capacities. However, exhibition and event activity remained largely dormant. As the pandemic persists, we have been and may be required to re-close certain attractions or events based on local or governmental restrictions.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments including the duration, spread, and intensity of the virus as well as the success of vaccination efforts, all of which are uncertain and difficult to predict. Due to the evolving and uncertain nature of COVID-19, we are not able at this time to fully estimate the effect of these factors on our business; however, the adverse impact on our business, results of operations, and cash flows has been material. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this 2020 Form 10-K) for further discussion regarding the impact of COVID-19 on our 2020 financial results. Refer to Risk Factors (Part I. Item 1A of this 2020 Form 10-K) for a discussion of risks and uncertainties that may affect our business.

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

GES has a leading position in the U.S., serving every major exhibition market, including Las Vegas, Chicago, and Orlando. Additionally, GES produces events at many of the most active and popular international event destinations and venues in the United Kingdom, Canada, Germany, the United Arab Emirates, and the Netherlands.

Markets Served

GES provides a full suite of services for event organizers and corporate brand marketers across four live event markets: Exhibitions, Conferences, Corporate Events, and Consumer Events (collectively, “Live Events”).

•	Exhibitions – Facilitates business-to-business and business-to-consumer sales and marketing.
•

Conferences – Facilitates attendee education. May also include an expo or trade show to further facilitate attendee education and to facilitate business-to-business and business-to-consumer sales and marketing.

•	Corporate Events – Facilitates attendee education of sponsoring company’s products or product ecosystem.
•	Consumer Events – Entertains, educates, or creates an experience, typically around a specific genre. We made the decision to exit the consumer events market in 2020.

During 2020, many of our corporate clients transitioned to virtual and hybrid events largely as a result of face-to-face event cancellations and postponements during the COVID-19 pandemic.

Services Offered

GES offers a comprehensive range of services and innovative technology to event organizers and corporate brand marketers, including Core Services, Event Technology, and Audio-visual.

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

Event planning and production

Look and feel design

Layout and floor plan designs

Furnishings and carpet

Show traffic analysis

Marketing and strategy

Electrical distribution

Cleaning

Plumbing

Overhead rigging

Booth rigging

Material handling Electrical distribution Cleaning Plumbing Overhead rigging Booth rigging

Creative design and strategy

Data analytics and insights

Integrated marketing and pre/post event communications

Event surveys

Return on investment analysis

Online management tools

Attendee/exhibit booth traffic analysis

Staff training

Logistics/transportation

Exhibit storage/refurbishment

Furnishings and carpet

Installation and dismantling labor

Tradeshow program management

Exclusive Products		Discretionary Products
Event Organizers		Corporate Brand Marketers
Signage Common area structures		Custom exhibit design/construction Portable/modular exhibits and design Graphics and signage

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

Seasonality and Show Rotation

GES’ exhibition and event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows. Some shows are not held annually and some shift between quarters. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next. During 2019, GES reported its highest revenue during second and fourth quarters. During 2020, exhibition and event activity was largely cancelled or postponed after mid-March due to the COVID-19 pandemic.

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

Transformation Strategy

GES recently made structural changes to transform and streamline efforts to significantly free up capital, reduce costs, and create a lower and more variable cost structure focused on servicing GES’ more profitable market segments. In 2020, GES exited 21 leased facilities across its warehouse and office network and sold its San Diego area production warehouse. As additional leases come to an end at other facilities, GES will continue to evaluate its physical presence and potentially find additional opportunities to improve its cost structure. Additionally, GES outsourced capital-intensive services by closing its United Kingdom-based audio-visual services business, which will now be serviced by third parties in the United Kingdom, and outsourced the management, cleaning, and storage of aisle carpet in the U.S. As GES anticipates the gradual return of face-to-face Live Events, the company has partnered with a third-party staffing agency to roll out an industry-wide Flex Talent Pool program. Through this program, GES can offer flexible and temporary work opportunities for exhibition professionals as business operations return, while managing its costs.

Pursuit is an attractions and hospitality company that provides a collection of inspiring and unforgettable travel experiences in iconic destinations. From world-class attractions, distinctive lodges, and engaging tours in stunning national parks and renowned global travel locations, Pursuit’s elevated attraction and hospitality experiences enable visitors to discover and connect with these iconic destinations. With a strategic direction to build an expanding portfolio of extraordinary experiences, Pursuit remains focused on refreshing, improving, and growing its collection in outstanding places around the globe. Pursuit draws its guests from major markets, including the U.S., Canada, China, the United Kingdom, Australia/New Zealand, Asia Pacific, and Europe. Pursuit markets directly to consumers, as well as through distribution channels that include tour operators, tour wholesalers, destination management companies, and retail travel agencies. Pursuit comprises the following collections:

Banff Jasper Collection

With over 120 years of history in Canada’s oldest national parks, the Banff Jasper Collection provides experiential travel experiences in the majestic Canadian Rockies. Featuring sun-swept lake cruises in Banff and Jasper National Parks, top-of-the-mountain views at the Banff Gondola, and glacier exploration at the toe of the Columbia Icefield, the collection offers visitors unique hotel experiences, attractions, culinary destinations, and retail offerings. The collection is also complemented by a robust sightseeing tour and transportation portfolio.

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

FlyOver Attractions

Pursuit’s FlyOver flight ride attractions provide guests with an exhilarating flying experience over iconic natural wonders, hard to reach locations, and picturesque scenery. Utilizing state-of-the-art ride and audio-visual technology, each FlyOver experience features moving ride vehicles with six degrees of motion, multi-sensory special effects, and a spherical screen that provides guests with a flight across stunning landscapes. Special effects, including wind, mist and scents, combine with the ride’s motion to create an unforgettable visceral experience.

Sky Lagoon

Pursuit’s Sky Lagoon is an oceanfront geothermal lagoon located in Reykjavik, Iceland. It is a seven-step experience inspired by the traditions of Icelandic bathing culture. The sky lagoon is anticipated to open in the second quarter of 2021. It will feature an ocean-side infinity-edge in addition to cold pool and sauna experiences. It will also feature an in-lagoon bar, dining experiences and retail offerings.

Pursuit’s collection of experiences focuses on four distinct lines of business. These include attractions, including food and beverage services and retail operations; hospitality, including food and beverage services and retail operations; transportation; and travel planning.

Attractions	Banff Jasper Collection

Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. The Banff Gondola was a 2020 Trip Advisor Travelers Choice award winner and the Sky Bistro restaurant, which is located at the top of the Banff Gondola, is currently #1 of 104 restaurants in Banff on Trip Advisor.

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

Columbia Icefield Skywalk is a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley, near our Columbia Icefield Adventure attraction in Jasper National Park, Alberta, Canada. Since opening in 2014, the Columbia Icefield Skywalk continues to win awards and receive international recognition for its innovative design and environmentally sound architecture, including the prestigious Governor General’s Medals in Architecture in 2016.

Maligne Lake Cruise provides interpretive boat tours at Maligne Lake, the largest lake in Jasper National Park, Alberta, Canada. In addition to boat tours, Maligne Lake has a marina and day lodge that offers food and beverage and retail services, an historic chalet complex and boat house that offers canoes, kayaks, and rowboats for rental.

Attractions

Open Top Touring is Pursuit’s newest attraction that opened in September 2020. Open Top Touring offers guests a guided scenic tour of Banff, including the Bow River, Tunnel Mountain, the Banff Center, and Mount Norquay. Guests ride in a vintage-style 1930s coach, which includes a fully open roof and a guide in period costume.

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

Sky Lagoon

Sky Lagoon is a 230-foot premium oceanfront geothermal lagoon. Located in Kársnes Harbour, Kópavogur, just minutes from Reykjavik’s vibrant city centre and iconic urban landmarks, the sky lagoon will showcase expansive ocean vistas punctuated by awe-inspiring sunsets, Northern Lights, and dark sky views. Development of the sky lagoon began in 2019 with the anticipated opening in the second quarter of 2021.

FlyOver Attractions

FlyOver flight ride attractions provide guests with an exhilarating flying experience over iconic natural wonders, hard to reach locations, and picturesque scenery. Utilizing state-of-the-art ride and audio-visual technology, each FlyOver experience features moving ride vehicles with six degrees of motion and multi-sensory special effects before a spherical screen.

•FlyOver Canada is located along Vancouver’s waterfront in the heart of downtown.

•FlyOver Iceland is located in Reykjavik’s Grandi Harbour District

•FlyOver Las Vegas is scheduled to open during the third quarter of 2021. It is located on Las Vegas Boulevard in Las Vegas, Nevada.

•FlyOver Canada Toronto is scheduled to open near the end of 2023. It will be located at the base of the CN Tower in Toronto’s Entertainment District.

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

•Glacier Basecamp Lodge (32 rooms)

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

Seasonality

Pursuit experiences peak activity during the summer months. During 2019, 85% of Pursuit’s revenue was earned in the second and third quarters. During 2020, we experienced lower visitation to Pursuit’s properties due to the COVID-19 pandemic as travel restrictions and border closures largely remained in place. To help reduce the spread of COVID-19, Pursuit’s year-round attractions (the Banff Gondola, FlyOver Canada, and FlyOver Iceland) and year-round lodging properties (Elk + Avenue Hotel, the Mount Royal Hotel, the Mountain Park Lodges, Grouse Mountain Lodge, and Glacier Basecamp Lodge) were closed temporarily starting in mid-March and remained closed during most of the second quarter of 2020. We phased in most of Pursuit’s attractions and lodging operations starting in May 2020 with the majority of properties open and operational during the third quarter of 2020, although at reduced capacities. We seasonally closed our non-year-round properties during the fourth quarter of 2020; however, temporary government mandated closures occurred at FlyOver Canada and FlyOver Iceland during the fourth quarter.

Competition

Pursuit generally competes based on location, uniqueness of facilities, service, quality, and price. Competition exists both locally and regionally across all four lines of business. The hospitality industry has a large number of competitors and competes for leisure travelers (both individual and tour groups) across the U.S. and Canada. Pursuit’s competitive advantage is its distinctive attractions, iconic destinations, and strong culture of hospitality and guest services.

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

Recent Pursuit Developments

In order to mitigate the negative financial and operational impacts due to the COVID-19 pandemic, we reduced all non-essential capital expenditures during most of 2020 resulting in the delay of the opening of FlyOver Canada Toronto, which is now anticipated to open near the end of 2023. We resumed important growth investments in September of 2020, and we now anticipate opening the Sky Lagoon in the second quarter of 2021 and FlyOver Las Vegas in the third quarter of 2021.

In January 2020, we purchased the Glacier Basecamp Lodge, which is located in Columbia Falls, Montana just 15 miles from the west entrance to Glacier National Park and includes 32 rooms and cabins.

In September 2020, we opened Pursuit’s newest attraction, Open Top Touring. It is a guided scenic tour of Banff in Alberta, Canada and guests ride in a fully open roof of a vintage-style 1930s coach.

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

Our Trademarks

Our U.S. registered trademarks and trademarks pending registration include Global Experience Specialists & design®, GES®, GES Servicenter®, GES National Servicenter®, GES MarketWorks®, GES Measurement & Insight®, GES Project Central, The Art and Science of Engagement®, Trade Show Rigging TSR®, TSE Trade Show Electrical & design®, Earth Explorers®, Compass Direct®, ethnoMetrics®, eXPRESSO®, FIT®, ON Services, a GES Company & design®, ON Site Audio Visual & design®, FLYOVER® & design, FLYOVER Canada & design®, FLYOVER Iceland & design®, eco-sense®, ONPEAK®, Mount Royal, Above Banff®, Alaska Denali Travel®, Alaska Denali Escapes®, Alaska Heritage Tours®, by Pursuit, Kenai Fjords Tours & design®, Kenai Fjords Wilderness Lodge® & design, Seward Windsong Lodge & design®, Talkeetna Alaskan Lodge®, Explore Rockies®, Denali Backcountry Adventure®, Denali Backcountry Lodge®, and Denali Cabins & design®.

We also own or have the right to use many registered trademarks and trademarks pending registration outside of the U.S., including GES®, ShowTech®, Poken®, Visit®, Visit by GES®, Blitz, a GES Company & design®, Brewster Inc. & design®, Brewster Attractions Explore & design®, Brewster Hospitality Refresh & design®, Glacier Skywalk®, Above Banff®, Explore Rockies®, FLYOVER & design®, FLYOVER ICELAND & design, FLYOVER Canada & design, GES Event Intelligence AG®, Pursuit®, by Pursuit®, Ský Lagoon®, Soaring Over Canada®, Elk + Avenue Hotel®, Brewster Epic Summer Pass®, and escape.connect.refresh.explore®.

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

Our current and former businesses are subject to federal and state environmental regulations. Compliance with these provisions, and environmental stewardship generally, is key to our ongoing operations. To date, these provisions have not had, and we do not expect them to have, a material effect on our results of current and discontinued operations.

On July 18, 2020, an off-road Ice Explorer operated by our Pursuit business was involved in an accident while enroute to the Athabasca Glacier, resulting in three fatalities and multiple other serious injuries. We continue to support the victims and their families, and we are fully cooperating with the applicable regulatory authorities to investigate this accident.

Human Capital

Our business strategy focuses on providing superior experiential services to our customers to generate financial results that create attractive returns on invested capital to our shareholders. We employ the highest quality individuals who embody our values, provide innovative leadership, and deliver superior guest experiences and client services. We are committed to providing great places to work that are diverse and inclusive, creating safe and environmentally conscious experiential services, and giving back to our communities.

We had the following number of employees as of December 31, 2020:

Number of Employees (1)
GES	828
Pursuit	836
Viad Corporate	33
Total	1,697
(1)

Includes 104 employees covered by collective bargaining agreements and excludes seasonal or temporary employees. The employees covered by collective bargaining agreements are largely used to staff our shows, events, and production facilities pursuant to business demands. We believe that relations with our employees are good and that collective bargaining agreements expiring in 2021 will be renegotiated in the ordinary course of business without adverse effects on our operations.

GES hires temporary employees on a show-by-show basis, including operations and exhibitor service positions. The number of temporary employees fluctuates depending on the size and location of the exhibition or event. Pursuit hires approximately 2,000 seasonal employees, or 70% of its total workforce, during the peak summer months to help operate its attractions and hospitality properties.

We are governed by a Board of Directors comprising eight non-employee directors and one employee director, and we have an executive management team with five executive officers.

Safety and well-being:

The safety and well-being of team members and guests is a leading core value. We believe that maintaining strong standards of health and safety improves employee productivity and operational efficiency and enhances employee well-being. Our employees have a responsibility to maintain a safe and healthy work environment. We take prompt action to correct unsafe or hazardous conditions; we promptly report work-related accidents and injuries in accordance with established procedures; we follow all established work rules related to safety; we ensure that our workers understand the risks, know how to handle hazardous products safely, and are familiar with available information for all hazardous materials used. In response to mitigating the spread of the COVID-19 virus, we implemented enhanced health and safety protocols including employees working from home and additional safety measures for employees continuing critical on-site work. Our Experience Modification Rating assigned by the National Council on Compensation Insurance was 0.77 as of December 31, 2020 and 0.87 as of December 31, 2019, which is considered a rating of better than average.

Compliance and Ethics

As leaders in the live event and adventure travel industries, we uphold and are dedicated to being a responsible corporate citizen and a good steward of our environment. This is reinforced every day in our businesses through our Always Honest Compliance and Ethics Program. Our Always Honest Program was established in 1994 and is our guide to operating with integrity. The Always Honest Program guides our employees in conducting themselves on behalf of the Company, with each other, and with everyone the Company partners with. It guides employees to act honestly, ethically, and always in compliance with the law. We believe that maintaining a culture of high ethical standards gives us a distinct advantage in recruiting and retaining top talent, driving the best value for our customers, and attracting shareholders.

Community involvement:

Giving back to the community is very important to us. We are committed to making a positive impact within the communities we serve through educational programs such as GES’ Exhibition Sponsorships, volunteer services, and environmental/economic sustainable efforts in the community. Many of our offices pull together to volunteer and support local and national organizations. For example, Pursuit was the first corporate donor to Banff Canmore Community Foundation’s “Funding the Future” campaign reinforcing our commitment to the Bow Valley community. Also, in response to the COVID-19 pandemic and the temporary closure of Pursuit’s operations, Pursuit quickly developed an at-cost, ready-made meal program for its staff and community members in Banff and Jasper. Led by Pursuit’s food and beverage team and staffed by volunteers from across its operations, more than 20,000 takeaway meals were served to the communities.

Diversity, equity, and inclusion:

Our team includes people from different backgrounds, all of whom contribute to our continued success. We do not discriminate against employees or applicants based on race, color, age, disability, ethnicity, citizenship, religion, sex, national origin, sexual orientation, genetics or genetic information, or any other categories protected by law. Our emphasis on equality permeates throughout the organization and helps drive our success. For example, Pursuit conducted its first diversity, equity, and inclusion survey in 2020. Pursuit’s Promise to People census was designed to help us understand, recognize, and respect the diversity we have within our team. The key learnings from this voluntary survey are shaping our training and development plans for 2021 and beyond.

Rewards and Performance Management:

Beyond a competitive salary, we offer a range of healthcare benefits to full-time employees, their spouses, and dependents. We encourage our employees to grow professionally, with perks like tuition reimbursement, ongoing training, and internal career opportunities. We utilize a Performance Management Cycle, which provides a framework of six continuous steps designed to maximize performance and cultivate talent consisting of: SMART Goals (Specific, Measurable, Achievable, Realistic/Relevant, and Time-bound); Coaching and Recognition; Learning and Development; Quarterly Checkpoints; Annual Performance Appraisal; and Performance and Rewards Alignment. Salary increases are based on merit. Short- and long-term incentive compensation for senior managers and executives is based on the Company’s and/or stock performance.

Available Information

We were incorporated in Delaware in 1991. Our common stock trades on the New York Stock Exchange under the symbol “VVI.”

Our website address is www.viad.com. All of our SEC filings, including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. The information contained on our website is neither a part of, nor incorporated by reference into, this 2020 Form 10-K.

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

Macroeconomic Risks

The COVID-19 pandemic and related responsive actions have adversely affected our financial condition, liquidity, and cash flow, and may continue to do so in the future. The COVID-19 pandemic forced the cancellation of many of our events and the temporary closure of substantially all of our attractions, hotels, and other operations. The substantial reduction in our operations has and will result in near-term losses and negative cash flow from operations. The full impact of the pandemic on our longer-term operational and financial performance is highly uncertain and will depend on future developments that we cannot predict, including the duration and spread of the pandemic, any future resurgences of COVID-19, and related social-distancing orders, travel restrictions, and/or government limitations on group gatherings. Our GES business depends on exhibitions, conferences, and other live events and the size of marketing expenditures relating to those events. The continuation of government orders prohibiting large group gatherings will continue to significantly and adversely affect our revenue and results of operations. Even if exhibitions or other live events do occur, we also could suffer from reduced spending for our services because many exhibitors’ marketing budgets are partly discretionary and are frequently among the first expenditures reduced when economic conditions deteriorate, and people may be unwilling to attend large group events.

In addition, the attractions and hospitality operations within our Pursuit business may be subject to government closure orders designed to limit the spread of COVID-19, which adversely affects our profitability and cash flow. Future revenue from our Pursuit operations will depend on any further spread of the virus, our ability to keep our operations open, the willingness of people to travel to our locations, and the amount of disposable income that consumers have available for travel and vacations, which decreases during periods of weak general economic conditions. Both our GES and Pursuit businesses may also experience increased costs in order to supply our customers or guests with personal protection equipment, conduct comprehensive cleaning regimens, and other measures that we determine are in the best interests of our employees, customers, guests, and/or event participants. Even with additional personal protection measures in place, there can be no assurance that employees, customers, guests, and/or event participants will not contract COVID-19. Any such occurrence could result in litigation, legal costs, and reputational risk. The potential adverse COVID-19 impacts to our businesses could have a correspondingly negative effect on our overall liquidity. Our revolving credit facility contains a minimum liquidity requirement that requires us to maintain a minimum level of cash and cash equivalents plus available debt capacity. If we are unable to maintain compliance with this minimum liquidity requirement, our lenders may exercise remedies against us, including the acceleration of our outstanding indebtedness. A prolonged recovery from the COVID-19 pandemic or a resurgence in cases of COVID-19 could further materially and adversely affect our business, financial condition, and results of operations.

Our businesses will face new challenges presented by the ramifications of the COVID-19 pandemic. In addition to the direct economic impacts of the pandemic, it is clear that as our businesses recover, they will be operating in new environments in light of societal, regulatory, and industry changes that have occurred since March 2020. Our ability to adjust to these changes and deliver expected business results may be hampered by ongoing uncertainty presented by the pandemic in terms of proper safety protocols, social norms, and a potential of uneven demand for our services. In addition, our ability to deliver such services and otherwise execute against our recovery and growth strategies may be impacted by the extreme reduction of our workforce over the past year and the resulting loss of knowledge of and experience in our businesses. Moreover, our go-forward strategy includes a heightened use of temporary employees in the delivery of our services, and while those employees will likely include those who were previously employed by us on a full-time basis, the level of execution may not be consistent with previous performance. Taken together, our ability to anticipate and adjust to these changes and new conditions may lead to additional costs, which may materially and adversely impact our business and results of operations.

We are vulnerable to deterioration in general economic conditions. Our business is particularly sensitive to fluctuations in general economic conditions in the U.S. and other global markets in which we operate, including as a result of the economic uncertainty caused by the COVID-19 pandemic. The success of our GES business largely depends on the number of exhibitions or other live events held, the size of marketing expenditures at those events, and on the strength of particular industries that support those events. The number and size of exhibitions generally decrease when the economy weakens, which our business has experienced due to the COVID-19 pandemic. We also could suffer from reduced spending for our services because many live event marketing budgets are partly discretionary and are frequently among the first expenditures reduced when economic conditions deteriorate. In addition, revenue from our Pursuit operations depends largely on the amount of disposable income that consumers have available for travel and vacations, which decreases during periods of weak general economic conditions. As a result, any deterioration in general economic conditions could further materially and adversely affect our business, product sales, financial condition, and results of operations.

Travel industry disruptions, particularly those affecting the hotel and airline industries, could adversely affect our business. Our business depends largely on the ability and willingness of people, whether exhibitors, event attendees, tourists, or others, to travel. Factors adversely affecting the travel industry, and particularly the airline and hotel industries, generally also adversely affect our business and results of operations. Factors that could adversely affect the travel industry include high or rising fuel prices, increased security and passport requirements, weather conditions, health epidemics and pandemics, airline accidents, acts of terrorism, and international political instability and hostilities. For example, the COVID-19 pandemic and social distancing orders resulted in severe global travel restrictions, mandatory shutdowns of event venues, hotels, attractions and other operations, and limitations on large gatherings of people. These circumstances had severe effects on our businesses. The occurrence of additional disruptions, a prolonged recovery from the COVID-19 pandemic or a spike or resurgence in cases of COVID-19, or other unexpected events that affect the availability and pricing of air travel and accommodations, could further materially and adversely affect our business and results of operations.

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

Natural disasters, weather conditions, accidents, and other catastrophic events could negatively affect our business. The occurrence of catastrophic events ranging from natural disasters (such as hurricanes, fires, floods, and earthquakes), acts of war or terrorism, accidents involving our travel offerings or experiences, the effects of climate change, including any impact of global warming, or the prospect of these events could disrupt our business. Changes in climates may increase the frequency and intensity of adverse weather patterns and make certain destinations less desirable.

Such catastrophic events have, and could have, an adverse impact on Pursuit, which is heavily dependent on the ability and willingness of its guests to travel and/or visit our attractions. Pursuit guests tend to delay or postpone vacations if natural conditions differ from those that typically prevail at competing lodges, resorts, and attractions, and catastrophic events and heightened travel security measures instituted in response to such events could impede the guests’ ability to travel, and interrupt our business operations, including damaging our properties. For example, the accident on July 18, 2020, at Pursuit’s Columbia Icefield attraction, which involved one of our off-road Ice Explorers and resulted in three fatalities and other serious injuries, may have a negative impact on our reputation and traveler willingness to visit that attraction in the future. We continue to support the victims and their families, and we are fully cooperating with applicable regulatory authorities to investigate the accident. This accident has affected the results of operations of Pursuit, and future developments relating to that incident could continue to impact us negatively.

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

Strategic, Business, and Operational Risks

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

Moreover, when event organizers hire GES as the official services contractor, they usually also grant GES an exclusive right to perform material handling, electrical, rigging, and other services at the exhibition facility. However, some exhibition facilities have taken certain steps to in-source certain event services (either by performing the services themselves or by hiring a separate service provider) as a result of conditions generally affecting their industry, such as an increased supply of or reduced demand for exhibition space. If exhibition facilities choose to in-source certain event services, GES will lose the ability to provide certain event services, and our results of operations could be materially and adversely affected.

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

New capital projects may not be commercially successful. From time to time, we pursue capital projects, such as our current construction of FlyOver Las Vegas, FlyOver Canada Toronto, the Sky Lagoon, and other efforts to upgrade some of our Pursuit offerings, in order to enhance and expand our business. Capital projects are subject to a number of risks, including unanticipated delays, cost overruns, and the failure to achieve established financial and strategic goals, as well as additional project-specific risks. For example, we recently had to delay FlyOver Canada Toronto due to poor market conditions as a result of the COVID-19 pandemic and a need to preserve capital. Some of our other capital projects, such as Sky Lagoon and FlyOver Las Vegas, have also been impacted by the COVID-19 pandemic. Although Sky Lagoon and FlyOver Las Vegas are on track to open in 2021, and FlyOver Canada Toronto’s opening is planned for 2023, these attractions may be further delayed by market conditions as a result of the COVID-19 pandemic. A prolonged delay in these capital projects, or our failure to accurately predict the revenue or profit that will be generated from these projects, could prevent them from performing in accordance with our commercial expectations and could materially and adversely affect our future success, business, and results of operations.

The seasonality of our business makes us particularly sensitive to adverse events during peak periods. The peak activity for our Pursuit business is during the summer months, as the vast majority of Pursuit’s revenue is earned in the second and third quarters. Our GES exhibition and event activity varies significantly because it is based on the frequency and timing of shows, many of which are not held each year, and which may shift between quarters. If adverse events or conditions occur during these peak periods, such as the COVID-19 pandemic or natural disasters such as forest fires, our results of operations could continue to be materially and adversely affected.

Liabilities relating to prior and discontinued operations may adversely affect our results of operations. We and our predecessors have a corporate history spanning decades and involving diverse businesses. Some of those businesses owned properties and used raw materials that have been, and may continue to be, subject to litigation. Moreover, some of the raw materials used and the waste produced by those businesses have been and are the subject of U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. In addition, we may incur other liabilities resulting from indemnification claims involving previously sold properties and subsidiaries, or obligations under defined benefit plans or other employee plans, as well as claims from past operations of predecessors or their subsidiaries. Although we believe we have adequate reserves and sufficient insurance coverage to cover those potential liabilities, future events or proceedings could render our reserves or insurance protections inadequate, any of which could materially and adversely affect our business and results of operations.

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

We are subject to currency exchange rate fluctuations. We have operations outside of the U.S. primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. During 2020 and 2019, GES EMEA, GES Canada, and Pursuit’s international operations accounted for approximately 30% and 33% of our consolidated revenue, respectively, and 36% and 66% of our segment operating income and loss, respectively. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. We do not currently hedge equity risk arising from the translation of non-U.S. denominated assets and liabilities. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue, and expenses must be translated into U.S. dollars for reporting purposes. The unrealized gains or losses resulting from the currency translation are included as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. We also have certain loans in currencies other than the entity’s functional currency, which results in gains or losses as exchange rates fluctuate. As a result, significant fluctuations in currency exchange rates could result in material changes to the net equity position we report in our Consolidated Balance Sheets and could adversely affect our results of operations.

Changes affecting the availability of the London Inter-bank Offered Rate (“LIBOR”) and the Canadian Dollar Offered Rate (“CDOR”) or increases in interest rates may have consequences for us that cannot yet be reasonably predicted. We have outstanding debt with variable interest rates based on LIBOR and CDOR. Borrowings under the 2018 Credit Facility are indexed to the prime rate or LIBOR, plus appropriate spreads tied to our leverage ratio. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals to reform. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021.

However, on November 30, 2020, the ICE Benchmark Administration, the administrator of LIBOR, announced plans to consult on ceasing publication of U.S. dollar LIBOR tenors on December 31, 2021 for only the one-week and two-month U.S. dollar LIBOR tenors, and on June 30, 2023 for all other U.S. dollar LIBOR tenors. In 2017, the Alternative Reference Rates Committee announced that the Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. In November 2020, Refinitiv, the administrator of the CDOR, announced that it will abandon the six-month and 12-month CDOR tenors effective May 17, 2021. All other CDOR tenors will be available for the foreseeable future. The Canadian Alternative Reference Rate Committee is promoting the use of the Canadian Overnight Repo Rate Average (“CORRA”) as the preferred alternative to the CDOR. Our 2018 Credit Facility includes a method for determining an alternative or successor rate of interest that gives consideration to the new prevailing market convention. The alternative rate could affect our debt and debt payments. At this time, it is not possible to predict the effect of any changes to LIBOR or CDOR, any phase out of LIBOR or CDOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR or CDOR exactly, which could impact our contracts which terminate after 2021. There is uncertainty about how applicable law, the courts, or the Company will address the replacement of LIBOR or CDOR with alternative rates. When U.S. LIBOR ceases to exist after June 30, 2023, the interest rates under our revolving credit facility and the discount rates we apply to finance lease obligations will be based on the alternative rate, which may result in higher interest rates and debt obligations. In addition, any increases to our benchmark interest rates could have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

Labor and Employment Risks

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

Our participation in multi-employer pension plans could substantially increase our pension costs. We sponsor a number of defined benefit plans for our U.S. and Canada-based employees. In addition, we are obligated to contribute to multi-employer pension plans under collective bargaining agreements covering our union-represented employees. We contributed $8.6 million in 2020, $27.3 million in 2019, and $26.4 million in 2018 to those multi-employer pension plans. Third-party boards of trustees manage these multi-employer plans. Based upon the information we receive from plan administrators, we believe that several of those multi-employer plans are underfunded. The Pension Protection Act of 2006 requires us to reduce the underfunded status over defined time periods. Moreover, we would be required to make additional payments of our proportionate share of a plan’s unfunded vested liabilities if a plan terminates, or other contributing employers withdraw, due to insolvency or other reasons, or if we voluntarily withdraw from a plan. In 2019, we withdrew from the underfunded Central States Pension Plan and accordingly, we recorded a charge of $15.5 million, which represents the estimated present value of future contributions we will be required to make as a result of the union’s withdrawal. At this time, we do not anticipate triggering any significant withdrawal from any other multi-employer pension plan to which we currently contribute. However, significant plan contribution increases could materially and adversely affect our consolidated financial condition, results of operations, and cash flows. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K) for further information.

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

Cybersecurity and Data Privacy Risks

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

Pursuit primarily owns its properties, both domestically and internationally, and leases its properties related to the FlyOver attractions. Pursuit’s properties mainly include attractions, hotels and lodges, retail stores, and offices. Properties located in Canada and Iceland are subject to multiple long-term ground leases with their respective governments. For further information on Pursuit’s attractions and hospitality assets, refer to the Business Section (Part I, Item 1 of this 2020 Form 10-K).

We believe our owned and leased properties are adequate and suitable for our business operations and that capacity is sufficient for current needs. For additional information related to our lease obligations, refer to Note 12 – Debt and Finance Lease Obligations and Note 20 – Leases and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K).

Item 3. Legal Proceedings

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K) for information regarding legal proceedings in which we are involved, which information is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

Other. Information about our executive Officers

Our executive officers as of the date of this 2020 Form 10-K were as follows:

Name	Age	Business Experience During the Past Five Years and Other Information
Steven W. Moster	51

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

Ellen M. Ingersoll	56

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

David W. Barry	58

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

Derek P. Linde	45

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

Leslie S. Striedel	58

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

Our executive officers’ term of office is until our next Board of Directors annual organization meeting to be held on May 14, 2021.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol VVI.

Holders

As of February 15, 2021, there were 4,772 shareholders of record of our common stock, including 154 shareholders that had not converted their shares following a reverse stock split effective on July 1, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	—	$—	—	546,283
November 1, 2020 - November 30, 2020	202	$25.83	—	546,283
December 1, 2020 - December 31, 2020	104	$33.78	—	546,283
Total	306	$28.53	—	546,283

Pursuant to previously announced authorizations, our Board of Directors authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. No shares were repurchased on the open market during the three months ended December 31, 2020. The Board of Directors’ authorization does not have an expiration date. During the fourth quarter of 2020, certain previously owned shares of common stock were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards. In March 2020, our Board of Directors suspended future dividend payments and our share repurchase program for the foreseeable future.

Performance Graph

The following graph compares the change in the cumulative total shareholder return, from December 31, 2015 to December 31, 2020, on our common stock, the Standard & Poor’s SmallCap 600 Hotels, Restaurants & Leisure, the Standard & Poor’s SmallCap 600 Media Index, the Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, the Standard & Poor’s SmallCap 600 Index, the Russell 2000 Index, and Standard & Poor’s 500 Index (assuming reinvestment of dividends, as applicable). The graph assumes $100 was invested on December 31, 2015.

	Year Ended December 31,
	2015	2016	2017	2018	2019	2020
Viad Corp	$100.00	$158.03	$200.12	$182.30	$247.23	$132.92
S&P 500	$100.00	$111.95	$136.38	$130.39	$171.44	$202.96
Russell 2000	$100.00	$121.28	$139.02	$123.69	$155.21	$186.15
S&P SmallCap 600	$100.00	$126.46	$143.09	$130.90	$160.66	$178.72
S&P SmallCap 600 Comm. Services & Supplies	$100.00	$127.65	$136.69	$122.42	$151.17	$132.88
S&P SmallCap 600 Media	$100.00	$89.72	$103.42	$120.86	$129.77	$122.84
S&P SmallCap 600 Hotels, Restaurants & Leisure	$100.00	$127.16	$174.05	$183.47	$202.64	$257.00

Item 6. RESERVED

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes. The MD&A is intended to assist in understanding our financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this 2020 Form 10-K.

Overview

We are a leading provider of experiential leisure travel and face-to-face events and marketing experiences company with operations in the U.S., Canada, the United Kingdom, continental Europe, the United Arab Emirates, and Iceland. We are committed to providing unforgettable experiences to our clients and guests. We operate through three reportable business segments: GES North America, GES EMEA (collectively, “GES”), and Pursuit.

Impact of COVID-19

The COVID-19 pandemic is having and will likely continue to have a significant and negative impact on our operations and financial performance, with live events largely shut down and tourism activity significantly disrupted. In response to the COVID-19 pandemic, we implemented aggressive cost reduction measures to preserve cash, including furloughs, layoffs, mandatory unpaid time off, or salary reductions for all employees, and the reduction of discretionary spending. We also suspended future dividend payments and share repurchases, and we availed ourselves of governmental assistance programs for wages and tax relief. As event activity essentially halted, GES partnered with other members in the event trade business to convert convention centers into temporary hospitals in early April 2020. GES also completed virtual and hybrid events during the second half of 2020. We continue to implement measures to successfully adapt for the long-term impact of COVID-19. In August 2020, we secured additional capital to strengthen our liquidity position by entering into an investment agreement with funds managed by private equity firm Crestview Partners who made an initial investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock. Refer to Note 15 – Common and Preferred Stock of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K) for further information. In August 2020, we also amended our Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”) to provide financial flexibility, which, among other things waives our financial covenants until September 30, 2022. Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K) for further information.

Due to the deteriorating macroeconomic environment related to the COVID-19 pandemic, resulting in disruptions to our operations and the decline in our stock price, we determined interim triggering events occurred in the first and second quarters of 2020, which required us to assess the carrying values of goodwill and intangible assets. Based on this assessment, we recorded non-cash goodwill impairment charges of $185.8 million during 2020, which included a full impairment charge to the remaining GES goodwill balance. Our remaining goodwill balance as of December 31, 2020 of $99.8 million pertains to our Pursuit business. We also recorded a non-cash impairment charge to intangible assets of $15.7 million during 2020 related to our U.S. audio-visual production business. The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve. Refer to Note 9 – Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K) for further information.

Results of Operations

A discussion related to our results of operations for 2020 compared to 2019 is presented below. A discussion related to our results of operations for 2019 compared to 2018 can be found under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020, and is incorporated herein by reference.

Financial Highlights

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	Change vs. 2019
Total revenue(1)	$415,435	$1,302,736	(68.1)%
Net income (loss) attributable to Viad	$(374,094)	$22,035	**
Segment operating income (loss)(2)	$(116,240)	$90,243	**
Diluted income (loss) per common share from continuing operations attributable to Viad common stockholders	$(18.55)	$1.02	**
(1)

Subsequent to the issuance of the December 31, 2019 consolidated financial statements, we identified prior period errors related to the recognition of revenue of GES’ Corporate Accounts’ third-party services. Revenue from these services should have been recorded on a net basis to reflect only the fees received for arranging these services, whereas previously, we recorded this revenue on a gross basis, thus overstating revenue and cost of services by the same amount. As a result, GES’ 2019 revenue has been corrected to reflect this immaterial gross-to-net adjustment. Refer to Note 1 – Overview and Summary of Significant Accounting Policies for additional information.

(2)

Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

** Change is greater than +/- 100%

•

Total revenue decreased $887.3 million, primarily due to the impact of the COVID-19 pandemic as GES experienced show postponements and cancellations as exhibition and event activity remained largely dormant. Additionally, Pursuit temporarily closed its properties in mid-March through most of the second quarter of 2020 and was affected by lower visitation due to continued border closures and other travel restrictions.

•

Net loss attributable to Viad was $374.1 million during 2020 as compared to income of $22.0 million during 2019. The 2020 net loss was primarily due to lower revenue, impairment charges of $203.1 million mainly related to goodwill impairment charges, and restructuring charges of $13.4 million primarily related to transformation efforts at GES to significantly reduce costs and create a lower and more flexible cost structure, offset in part by lower performance-based compensation expense as we reduced our estimated performance achievement to zero as a result of the COVID-19 pandemic. During 2019, we recorded charges related to our partial withdrawal from the Central States Pension Plan of $15.7 million, a legal settlement charge of $8.5 million, restructuring charges of $8.4 million, and an asset impairment charge of $5.3 million, primarily related to our audio-visual production business in the United Kingdom.

•

Total segment operating loss(1) was $116.2 million during 2020 as compared to income of $90.2 million during 2019. The 2020 losses are primarily due to lower revenue at GES and Pursuit as a result of the COVID-19 pandemic, offset in part by the elimination of performance-based incentives.

Foreign Exchange Rate Variances

We conduct our foreign operations primarily in Canada, the United Kingdom, Iceland, the Netherlands, Germany, and to a lesser extent, in certain other countries.

The following table summarizes the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating income (loss) from our significant international operations:

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2020	2019	(in thousands)	2020	2019	(in thousands)
GES North America:
Canada (CAD)	$0.74	$0.75	$(358)	$0.74	$0.75	$(31)

GES EMEA:
United Kingdom (GBP)	$1.28	$1.27	$(568)	$1.32	$1.27	$(409)
Europe (EUR)	$1.11	$1.12	(107)	$1.14	$1.11	(168)
			$(675)			$(577)
Pursuit:
Canada (CAD)	$0.75	$0.75	$(239)	$0.75	$0.76	$198
Iceland (ISK)	$0.01	$0.01	(40)	$0.01	$0.01	125
			$(279)			$323
Total			$(1,312)			$(285)

Revenue and segment operating income (loss) were primarily impacted by variances of the British pound, the Canadian dollar, the Euro, and the Icelandic krona relative to the U.S. dollar. Future changes in exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating income (loss) are translated into U.S. dollars.

Analysis of Revenue and Operating Results by Reportable Segment

GES

The following table presents a comparison of GES’ reported revenue and segment operating income (loss) to organic revenue(2) and organic segment operating income (loss)(2) for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020				Year Ended December 31, 2019			Change vs. 2019
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(2)	As Reported	Organic(2)
Revenue:
GES(1):
North America	$288,921	$—	$(358)	$289,279	$884,105	$—	$884,105	(67.3)%	(67.3)%
EMEA	53,384	—	(675)	54,059	216,559	—	216,559	(75.3)%	(75.0)%
Intersegment eliminations	(3,680)	—	—	(3,680)	(20,741)	—	(20,741)	82.3%	82.3%
Total GES	$338,625	$—	$(1,033)	$339,658	$1,079,923	$—	$1,079,923	(68.6)%	(68.5)%
Segment operating income (loss)(3):
GES:
North America	$(56,446)	$—	$(31)	$(56,415)	$27,659	$—	$27,659	**	**
EMEA	(17,451)	—	(577)	(16,874)	8,274	—	8,274	**	**
Total GES	$(73,897)	$—	$(608)	$(73,289)	$35,933	$—	$35,933	**	**

** Change is greater than +/- 100%

(1)

Subsequent to the issuance of the December 31, 2019 consolidated financial statements, we identified prior period errors related to the recognition of revenue of GES’ Corporate Accounts’ third-party services. Revenue from these services should have been recorded on a net basis to reflect only the fees received for arranging these services, whereas previously, we recorded this revenue on a gross basis, thus overstating revenue and cost of services by the same amount. As a result, GES’ 2019 revenue has been corrected to reflect this immaterial gross-to-net adjustment. Refer to Note 1 – Overview and Summary of Significant Accounting Policies.

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

(3)

Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

GES North America

GES North America revenue decreased $595.2 million or 67.3%, primarily due to show postponements and cancellations due to the COVID-19 pandemic. Revenue earned during 2020 was primarily driven by shows completed during the first quarter of 2020, compensation for work completed on cancelled shows, storage, and the conversion of convention centers into temporary hospitals in early April 2020, as well as virtual and hybrid events completed during the second half of 2020. Organic revenue* decreased $594.8 million or 67.3%.

GES North America segment operating loss was $56.4 million during 2020 as compared to income of $27.7 million during 2019. The 2020 losses are primarily due to the decrease in revenue, offset in part by the elimination of performance-based incentives and by the reduction in operating costs by reducing wages and discretionary costs. Organic segment operating loss* was $56.4 million during 2020 as compared to income of $27.7 million during 2019.

GES EMEA

GES EMEA revenue decreased $163.2 million or 75.3%, primarily due to show postponements and cancellations due to the COVID-19 pandemic. Revenue earned during 2020 was primarily driven by shows completed during the first quarter of 2020, compensation for work completed on cancelled shows, and the conversion of convention centers into temporary hospitals in early April 2020, as well as virtual and hybrid events completed during the second half of 2020. Organic revenue* decreased $162.5 million or 75.0%.

GES EMEA segment operating loss was $17.5 million during 2020 as compared to income of $8.3 million during 2019. The 2020 losses are primarily due to the decrease in revenue, offset in part by the elimination of performance-based incentives and by the reduction in operating costs by reducing wages and discretionary costs. Organic segment operating loss* was $16.9 million during 2020 as compared to income of $8.3 million during 2019.

* Refer to footnote (2) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating income (loss).

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income (loss) to organic revenue(3) and organic segment operating income (loss)(3) for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020				Year Ended December 31, 2019			Change vs. 2019
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue(1):
Pursuit:
Attractions	$28,126	$—	$(189)	$28,315	$110,369	$—	$110,369	(74.5)%	(74.3)%
Hospitality	45,838	17,037	(86)	28,887	94,149	19,874	74,275	(51.3)%	(61.1)%
Transportation	2,696	—	(7)	2,703	14,861	—	14,861	(81.9)%	(81.8)%
Travel Planning	467	—	(2)	469	4,504	—	4,504	(89.6)%	(89.6)%
Intra-Segment Eliminations & Other	(317)	—	5	(322)	(1,070)	—	(1,070)	70.4%	69.9%
Total Pursuit	$76,810	$17,037	$(279)	$60,052	$222,813	$19,874	$202,939	(65.5)%	(70.4)%

Segment operating income (loss)(4):
Total Pursuit	$(42,343)	$719	$323	$(43,385)	$54,310	$5,693	$48,617	**	**

(1)

Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.

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

(4)

Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Pursuit revenue decreased $146.0 million or 65.5%, primarily due to the impact of the COVID-19 pandemic as Pursuit temporarily closed its properties in mid-March through most of the second quarter of 2020. We phased in most of Pursuit’s attractions and lodging operations starting in May 2020 with most open and operational during the third quarter of 2020, although at reduced capacities. The travel and hospitality industry continues to be negatively impacted by the COVID-19 pandemic as travel restrictions and border closures largely remain in place. Organic revenue* decreased $142.9 million or 70.4%.

Pursuit segment operating loss was $42.3 million during 2020 as compared to income of $54.3 million during 2019. The 2020 declines are primarily due to the decrease in revenue, offset in part by the reduction in operating costs through efforts to maximize profitability. Organic segment operating loss* was $43.4 million during 2020 as compared to income of $48.6 million during 2019.

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

	Year Ended December 31,
	2020	2019	Change vs. 2019
Same-Store Key Performance Indicators (1)
Attractions:
Number of visitors	549,760	2,348,069	(76.6)%
Revenue per attraction visitor	$44	$46	(4.3)%
Effective ticket price	$30	$35	(14.3)%
Hospitality:
Room nights available (2)	167,442	283,483	(40.9)%
RevPAR (2)	$69	$144	(52.1)%
ADR	$150	$206	(27.2)%
Occupancy (2)	45.9%	70.1%	(24.2)%
(1)

Attractions Same-Store Key Performance Indicators exclude FlyOver Iceland (opened August 2019) and Open Top Touring (opened September 2020). Hospitality Same-Store Key Performance Indicators exclude the Glacier Basecamp Lodge (purchased January 2020), West Glacier RV Park & Cabins (opened July 2019), the Mountain Park Lodges (acquired in June 2019), and the Belton Chalet (acquired in May 2019).

(2)	The rooms that were out of service as a result of property closures due to the COVID-19 pandemic were excluded from room nights available when calculating hospitality RevPAR and occupancy.

On July 18, 2020, one of our off-road Ice Explorers was involved in an accident while enroute to the Athabasca Glacier, resulting in three fatalities and multiple other serious injuries. We continue to support the victims and their families, and we are fully cooperating with the applicable regulatory authorities to investigate this accident. The Columbia Icefield Adventure attraction remained closed through the rest of the season while the investigation was underway.

For the health and well-being of our employees, guests, and community, Pursuit’s year-round attractions and lodging properties were closed temporarily starting in mid-March and remained closed during most of the second quarter of 2020. The majority of Pursuit’s properties were open and operational during the third quarter of 2020, although at reduced capacities. St. Mary Lodge and Glacier Park Lodge remained closed due to a government-imposed closure at the East Glacier entrance at Glacier National Park. We seasonally closed our non-year-round properties during the fourth quarter of 2020. Additionally, temporary government mandated closures occurred at FlyOver Canada and FlyOver Iceland during the fourth quarter of 2020. In order to mitigate the negative financial and operational impacts, we reduced all non-essential capital expenditures during the first and second quarters of 2020 resulting in the delay of the opening of FlyOver Canada Toronto, which is now anticipated to open near the end of 2023. We resumed important growth investments in September of 2020, and now anticipate opening FlyOver Las Vegas in the third quarter of 2021 and the Sky Lagoon in the second quarter of 2021.

Attractions. The decrease in same-store visitors and revenue per attraction was driven by the temporary closure of our attractions and lower visitation due to the continued border closures and travel restrictions as a result of the COVID-19 pandemic. Pursuit’s attractions were open during the third quarter of 2020, although at reduced capacities.

Hospitality. The decrease in RevPAR and ADR was driven by lower demand as a result of the COVID-19 pandemic.

During 2020 and 2019, Pursuit derived approximately 67% and 66% of its revenue, respectively, and 44% and 88% of its segment operating loss and income, respectively, from its Canadian operations. Accordingly, the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations. The 2020 results were negatively impacted by travel restrictions and border closures, which affected long-haul travelers to Canada that is largely dependent on foreign customer visitation.

Other Expenses

	Year Ended December 31,
(in thousands)	2020	2019	Change vs. 2019
Corporate activities	$8,687	$10,865	(20.0)%
Interest expense	$18,264	$14,199	28.6%
Multi-employer pension plan withdrawal	$462	$15,693	(97.1)%
Other expense, net	$1,132	$1,586	(28.6)%
Restructuring charges	$13,440	$8,380	60.4%
Legal settlement	$—	$8,500	**
Impairment charges	$203,076	$5,346	**
Income tax expense	$14,246	$2,506	**
Loss from discontinued operations	$(1,847)	$(81)	**

** Change is greater than +/- 100%.

Corporate Activities – The decrease in corporate activities expense during 2020 relative to 2019 was primarily due to lower headcount, lower performance-based compensation expense as we reduced our estimated performance achievement to zero as a result of the COVID-19 pandemic, and higher acquisition transaction-related costs in 2019, offset in part by fees and expenses related to the equity raise and credit facility amendment in 2020.

Interest Expense – The increase in interest expense relative to 2019 was primarily due to higher debt balances during the first half of 2020.

Multi-Employer Pension Plan Withdrawal – During 2019, we finalized the terms of a new collective bargaining agreement with the Teamsters 727 union. The terms included a withdrawal from the underfunded Central States Pension Plan. Accordingly, we recorded a charge of $15.5 million, which represented the estimated present value of future contributions we will be required to make to the plan as a result of this withdrawal from the plan and $0.2 million of other withdrawal costs. Additionally, we recorded $0.5 million in 2020 related to the withdrawal from one of our multi-employer plans.

Restructuring Charges – Restructuring charges during 2020 and 2019 were primarily related to the elimination of certain positions and facility closures at GES, as well as charges related to the closure and liquidation of GES’ United Kingdom-based audio-visual services business during 2020. The 2019 actions arose in connection with our ongoing efforts to simplify and transform GES for greater profitability. In response to the COVID-19 pandemic in 2020, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments.

The 2020 charges also included amounts related to the elimination of certain positions at our corporate office in response to the COVID-19 pandemic.

Legal Settlement – During 2019, we recorded a charge to resolve a legal dispute at GES involving a former industry contractor.

Impairment Charges – During 2020, due to the deteriorating macroeconomic environment related to the COVID-19 pandemic, resulting in disruptions to our operations and the decline in our stock price, we recorded non-cash goodwill impairment charges of $185.8 million primarily related to the write-off of GES’ goodwill, a non-cash impairment charge to intangible assets of $15.7 million related to our audio-visual production business in the U.S., and fixed asset impairment charges of $1.6 million. During 2019, we recorded asset impairment charges of $5.3 million related to our audio-visual production business in the United Kingdom.

Income Tax Expense – Our effective income tax rate was negative 3.9% for 2020 as compared to 9.6% for 2019. The negative effective tax rate for 2020 was due to no tax benefits being recorded in our U.S., United Kingdom, and other European jurisdictions as a result of recording a valuation allowance during the second quarter of 2020 against our net deferred tax assets in these jurisdictions due to our belief that it is more likely than not that we will be unable to realize the tax benefits from our current year losses in these jurisdictions. The 9.6% effective rate for 2019 was low primarily due a $4.5 million benefit resulting from the remeasurement of our Alberta deferred tax assets due to a statutory rate reduction.

Loss from Discontinued Operations – Loss from discontinued operations during 2020 was primarily due to settlement and legal expenses related to previously sold operations. Loss from discontinued operations for 2019 was primarily related to legal expenses, offset in part by a favorable legal settlement related to previously sold operations.

Liquidity and Capital Resources

In early March 2020, we began to see event postponements and cancellations at GES, as well as cancelled bookings at Pursuit as a result of the COVID-19 pandemic. Although we were in compliance with the financial covenants of our 2018 Credit Agreement as of March 31, 2020, we entered into an amendment to our 2018 Credit Agreement in May 2020, which waived our financial covenants for the quarter ending June 30, 2020. As the shut-down of live events and tourism activities escalated, we expected to be unable to meet our financial covenants beginning with the quarter ending September 30, 2020. During the third quarter of 2020, we secured additional capital to strengthen our liquidity position and amended our 2018 Credit Agreement to provide financial covenant relief and financial flexibility as described below.

On August 5, 2020, we entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”) who made an initial investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock that carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option (the “Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $21.25 per share. The Investment Agreement also includes a delayed draw commitment of up to $45 million in additional Convertible Preferred Stock, which we may access during the 12 months following the August 5, 2020 closing date on the same terms and conditions as the initial investment. The proceeds from Crestview’s initial investment were used to repay a portion of our 2018 Credit Facility, will provide additional short-term liquidity, will fund capital expenditures, and will support general corporate purposes. On August 5, 2020, we entered into an amendment to our 2018 Credit Agreement, which, among other things, (i) waives our financial covenants until September 30, 2022 (the “Covenant Waiver Period”) and (ii) requires us to maintain minimum liquidity of $100 million, with liquidity defined as unrestricted cash and available capacity on our 2018 Credit Facility. The interest rate on the borrowings is equal to the London Interbank Offered Rate (“LIBOR”) plus 350 basis points, with a LIBOR floor of one percent during the Covenant Waiver Period. The LIBOR floor continues until the end of the 2018 Credit Agreement. Viad pledged 100% of the capital stock of its wholly-owned domestic subsidiaries and its top-tier foreign subsidiaries (other than Esja Attractions ehf.). Fees related to the amendment were approximately $1.7 million.

Cash, cash equivalents, and restricted cash were $42.0 million as of December 31, 2020, as compared to $62.0 million as of December 31, 2019. Our total available liquidity was $258.0 million, including the available capacity on our 2018 Credit Facility of $173.5 million, unrestricted cash of $39.5 million, and an additional $45 million available through the delayed draw commitment from Crestview Partners. During the year ended December 31, 2020, we used net cash from operating activities of $80.2 million. We believe that our existing sources of liquidity will be sufficient to fund operations and capital commitments, including approximately $60 million in capital expenditures in select growth investments, for at least the next 12 months.

As of December 31, 2020, we held approximately $36.1 million of our cash and cash equivalents outside of the U.S., consisting of $15.6 million in Canada, $9.8 million in the United Kingdom, $7.2 million in the Netherlands, $1.8 million in Iceland, $1.2 million in the United Arab Emirates, and $0.5 million in other countries.

Cash Flows

Operating Activities

	Year Ended December 31,
(in thousands)	2020	2019
Net income (loss)	$(376,952)	$23,523
Depreciation and amortization	56,565	58,964
Deferred income taxes	15,097	(10,398)
Loss from discontinued operations	1,847	81
Restructuring charges	13,440	8,380
Legal settlement	—	8,500
Impairment charges	203,076	5,346
Gains on dispositions of property and other assets	(14,935)	(1,475)
Share-based compensation expense	2,653	7,190
Multi-employer pension plan withdrawal	462	15,693
Other non-cash items	8,056	3,791
Changes in assets and liabilities	10,443	(11,456)
Net cash (used in) provided by operating activities	$(80,248)	$108,139

The change in net cash (used in) provided by operating activities of $188.4 million was due to net losses at GES and Pursuit due to the COVID-19 pandemic, offset in part by a reduction in the working capital needed to support lower business volumes and active working capital management.

Investing Activities

	Year Ended December 31,
(in thousands)	2020	2019
Capital expenditures	$(53,567)	$(76,147)
Cash surrender value of life insurance policies	24,767	—
Cash paid for acquisitions, net	—	(90,992)
Proceeds from dispositions of property and other assets	22,027	1,583
Net cash used in investing activities	$(6,773)	$(165,556)

The decrease in net cash used in investing activities of $158.8 million was primarily due to proceeds from the termination of our life insurance policies, proceeds from dispositions of property and other assets in 2020, including $17.1 million from the sale of the GES warehouse in San Diego, cash paid for acquisitions in 2019, and a decrease in capital expenditures as we reduced all non-essential capital expenditures during most of 2020 in response to the COVID-19 pandemic.

Financing Activities

	Year Ended December 31,
(in thousands)	2020	2019
Proceeds from borrowings	$225,422	$200,473
Payments on debt and finance lease obligations	(275,327)	(115,708)
Dividends paid on common stock	(4,064)	(8,094)
Distributions to noncontrolling interest	(1,526)	(407)
Payments of debt issuance costs	(1,585)	(39)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,688)	(3,046)
Common stock purchased for treasury	(2,785)	—
Proceeds from issuance of Convertible Series A Preferred Stock, net of issuance costs	125,763	—
Proceeds from exercise of stock options	2,077	293
Net cash provided by financing activities	$66,287	$73,472

The decrease in net cash provided by financing activities of $7.2 million was primarily due to net debt payments of $49.9 million during 2020 compared to net debt proceeds of $84.8 million during 2019 under the 2018 Credit Facility, offset substantially in part by the proceeds from the issuance of Convertible Series A Preferred Stock.

Debt and Finance Lease Obligations

Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K) for further discussion.

Guarantees

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K) for further discussion.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares.  In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future. Prior to the suspension, we repurchased 53,784 shares on the open market for $2.8 million in 2020. No shares were repurchased on the open market during 2019. As of December 31, 2020, 546,283 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date.

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

Revenue recognition — Revenue is measured based on a specified amount of consideration in a contract with a customer, net of commissions paid to customers and amounts collected on behalf of third parties. We recognize revenue when a performance obligation is satisfied by transferring control of a product or service to a customer. Revenue for goods and services provided for which we do not have control of the goods or services before that good or service is transferred to a customer is recorded on a net basis to reflect only the fees received for arranging these services.

GES’ service revenue is primarily derived through its comprehensive range of services to event organizers and corporate brand marketers including Core Services, Audio-visual, and Event Technology. GES’ service revenue is earned over time over the duration of the exhibition, conference or corporate event, which generally lasts one to three days; however, we use the practical expedient of recognizing service revenue at the close of the event when we have the right to invoice, or when a customer cancels a contract. GES’ product revenue is derived from the build of exhibits and environments and graphics. GES’ product revenue is recognized at a point in time upon delivery of the product, or when a customer cancels a contract.

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

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Due to the deteriorating macroeconomic environment related to the COVID-19 pandemic, resulting in disruptions to our operations and the decline in our stock price, we determined interim triggering events occurred in the first and second quarters of 2020, which required us to assess the carrying values of goodwill and intangible assets. Based on this assessment, we recorded non-cash goodwill impairment charges of $185.8 million during 2020, which included a full impairment charge to the remaining GES goodwill balance. We also recorded a non-cash impairment charge to intangible assets of $15.7 million during 2020 related to our U.S. audio-visual production business.

GES North America’s goodwill was assigned to, and tested at, the operating segment level (GES U.S. and GES Canada (collectively “GES North America”). GES EMEA’s goodwill was assigned to and tested at the operating segment level. Pursuit’s goodwill impairment testing is performed at the reporting unit level (Banff Jasper Collection, the Alaska Collection, the Glacier Park Collection, and FlyOver).

For purposes of goodwill impairment testing, we use a discounted expected future cash flow methodology (income approach) to estimate the fair value of our reporting units. The estimates and assumptions regarding expected future cash flows (the most significant being revenue and EBITDA margins), discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties, and different assumptions could lead to materially different results. As of December 31, 2020, our aggregate goodwill was $99.8 million. As a result of our most recent impairment analysis performed as of October 31, 2020, the excess of the estimated fair value over the carrying value for our reporting units with reported goodwill (expressed as a percentage of the carrying amounts) under step one of the impairment test for the Banff Jasper Collection and the Alaska Collection was significant, and FlyOver was 6%. Significant reductions in FlyOver and our other reporting unit’s expected future revenue, operating income, or cash flow forecasts and projections, or an increase in a reporting unit’s cost of capital, could trigger additional goodwill impairment testing, which may result in impairment charges.

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

Income taxes — We are required to estimate and record provisions for income taxes in each of the jurisdictions in which we operate. Accordingly, we must estimate our actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. We had gross deferred tax assets of $99.2 million as of December 31, 2020 and $40.5 million as of December 31, 2019. We had a valuation allowance against gross deferred tax assets of $81.8 million as of December 31, 2020 and $4.3 million as of December 31, 2019.

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

Pension and postretirement benefits — Our pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. We presently anticipate contributing $0.8 million to our funded pension plans and $0.9 million to our unfunded pension plans in 2021.

We have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the employees’ service period. In addition, we retain the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, we expect to contribute $0.9 million to the plans in 2021.

The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K) for further information.

Share-based compensation — We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan, which has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards.

Share-based compensation expense recognized in the consolidated financial statements was $2.7 million in 2020, $7.2 million in 2019, and $4.9 million in 2018. There was no income tax benefit related to such cost in 2020 due to the valuation allowance on our deferred tax assets. We recorded total tax benefits related to such costs of $2.2 million in 2019 and $1.2 million in 2018. No share-based compensation costs were capitalized during 2020, 2019, or 2018.

We account for share-based payment awards that will be settled in cash as liability-based awards. We measure share-based compensation expense of liability-based awards at fair value at each reporting date until the date of settlement based on the number of units expected to vest and, where applicable, the level of achievement of predefined performance goals. These awards are remeasured on each reporting date based on our stock price and the Monte Carlo simulation model. A Monte Carlo simulation requires the use of several assumptions, including historical volatility and correlation between our stock price and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term. We account for share-based awards that will be settled in shares of our common stock as equity-based awards. We measure share-based compensation expense of equity-based awards at fair value on the grant date on a straight-line basis over the vesting period. The estimated number of shares to be achieved is updated each reporting period based on the number of units expected to vest and, where applicable, the level of achievement of predefined performance goals, until the date of settlement. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes stock option pricing model. The Black-Scholes model requires the use of several assumptions, including expected volatility, a risk-free interest rate, a forfeiture rate, and expected life. We measure share-based compensation for performance-based options on a straight-line basis over the performance period and the underlying shares expected to be settled are adjusted each reporting period based on estimated future achievement of the respective performance metrics. Service-based options are recognized on a straight-line basis over the requisite service period on a graded-vesting schedule. Refer to Note 3 – Share-Based Compensation of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K) for further information.

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

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Overview and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K) for further information.

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

•

“Segment operating income (loss)” is net income (loss) attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment charges and recoveries, and the reduction for income attributable to noncontrolling interest. Segment operating income (loss) is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2020 Form 10-K) for a reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes.

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

We believe non-GAAP Measures are useful operating metrics as they eliminate potential variations arising from taxes, debt service costs, impairment charges and recoveries, and the effects of discontinued operations, resulting in additional measures considered to be indicative of our ongoing operations and segment performance. Although we use Non-GAAP Measures to assess the performance of our business, the use of these measures is limited because these measures do not consider material costs, expenses, and other items necessary to operate our business. These items include debt service costs, expenses related to U.S. federal, state, local and foreign income taxes, impairment charges and recoveries, and the effects of discontinued operations. As the Non-GAAP Measures do not consider these items, net income (loss) attributable to Viad should be considered as an important measure of financial performance because it provides a more complete measure of our performance.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $16.7 million as of December 31, 2020 and $23.8 million as of December 31, 2019. We recorded unrealized foreign currency translation gains in other comprehensive income of $7.1 million during the year ended December 31, 2020 and $12.5 million during the year ended December 31, 2019.

For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating income (loss) of our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our net earnings exposure arising from the translation of our foreign revenue and segment operating income (loss). Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Foreign Exchange Rate Variances” (Part II, Item 7 of this 2020 Form 10-K) for a further discussion.

A hypothetical change of 10% in the Canadian dollar exchange rate would result in a change to 2020 operating loss of approximately $2.1 million. A hypothetical change of 10% in the British pound exchange rate would result in a change to 2020 operating loss of approximately $1.0 million. A hypothetical change of 10% in the Euro exchange rate would result in a change to 2020 operating loss of approximately $0.4 million.

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of December 31, 2020 and 2019, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. A hypothetical change of 10% in interest rates would result in a change to 2020 interest expense of approximately $2 million.

We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 8. Financial Statements and Supplementary Data

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$39,545	$61,999
Accounts receivable, net of allowances for doubtful accounts of $5,310 and $1,200, respectively	17,837	126,246
Inventories	8,727	17,269
Current contract costs	7,923	24,535
Other current assets	17,225	30,854
Total current assets	91,257	260,903
Property and equipment, net	492,154	500,901
Other investments and assets	15,492	45,119
Operating lease right-of-use assets	82,739	103,314
Deferred income taxes	563	26,163
Goodwill	99,847	287,983
Other intangible assets, net	71,172	94,308
Total Assets	$853,224	$1,318,691
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$21,037	$86,660
Contract liabilities	18,595	50,671
Accrued compensation	7,030	32,658
Operating lease obligations	15,697	22,180
Other current liabilities	27,039	39,824
Current portion of debt and finance lease obligations	8,335	5,330
Total current liabilities	97,733	237,323
Long-term debt and finance lease obligations	285,356	335,162
Pension and postretirement benefits	27,264	26,247
Long-term operating lease obligations	70,150	82,851
Other deferred items and liabilities	64,628	83,707
Total liabilities	545,131	765,290
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding at December 31, 2020	128,769	—
Redeemable noncontrolling interest	5,225	6,172
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	568,100	574,473
Retained earnings (deficit)	(253,164)	122,971
Accumulated other comprehensive loss	(30,641)	(35,699)
Common stock in treasury, at cost, 4,475,489 and 4,588,084 shares, respectively	(225,742)	(231,649)
Total Viad stockholders’ equity	95,955	467,498
Non-redeemable noncontrolling interest	78,144	79,731
Total stockholders’ equity	174,099	547,229
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$853,224	$1,318,691

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Revenue:
Services	$351,528	$1,101,534	$1,051,389
Products	63,907	201,202	185,935
Total revenue	415,435	1,302,736	1,237,324
Costs and expenses:
Costs of services	457,827	1,031,187	980,543
Costs of products	73,783	181,380	168,799
Business interruption gain	—	(141)	(602)
Corporate activities	8,687	10,865	10,993
Interest income	(377)	(369)	(354)
Interest expense	18,264	14,199	9,640
Multi-employer pension plan withdrawal	462	15,693	—
Other expense, net	1,132	1,586	1,744
Restructuring charges	13,440	8,380	1,587
Legal settlement	—	8,500	—
Impairment charges (recoveries)	203,076	5,346	(35)
Total costs and expenses	776,294	1,276,626	1,172,315
Income (loss) from continuing operations before income taxes	(360,859)	26,110	65,009
Income tax expense	14,246	2,506	17,095
Income (loss) from continuing operations	(375,105)	23,604	47,914
Income (loss) from discontinued operations	(1,847)	(81)	1,481
Net income (loss)	(376,952)	23,523	49,395
Net (income) loss attributable to non-redeemable noncontrolling interest	1,376	(2,309)	(542)
Net loss attributable to redeemable noncontrolling interest	1,482	821	317
Net income (loss) attributable to Viad	$(374,094)	$22,035	$49,170
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(18.55)	$1.02	$2.33
Discontinued operations attributable to Viad common stockholders	(0.09)	—	0.07
Net income (loss) attributable to Viad common stockholders	$(18.64)	$1.02	$2.40
Weighted-average outstanding and potentially dilutive common shares	20,279	20,284	20,404
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(18.55)	$1.02	$2.33
Discontinued operations attributable to Viad common stockholders	(0.09)	—	0.07
Net income (loss) attributable to Viad common stockholders	$(18.64)	$1.02	$2.40
Weighted-average outstanding common shares	20,279	20,146	20,168
Dividends declared per common share	$0.10	$0.40	$0.40
Amounts attributable to Viad common stockholders
Income (loss) from continuing operations	$(372,247)	$22,116	$47,689
Income (loss) from discontinued operations	(1,847)	(81)	1,481
Net income (loss)	$(374,094)	$22,035	$49,170

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net income (loss)	$(376,952)	$23,523	$49,395
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	7,113	12,533	(24,306)
Change in net actuarial loss, net of tax effects of $(55), $(44), and $305	(1,955)	(116)	1,236
Change in prior service cost, net of tax effects of $(46), $(48), and $(52)	(100)	(141)	(153)
Comprehensive income (loss)	(371,894)	35,799	26,172
Non-redeemable noncontrolling interest:
Comprehensive (income) loss attributable to non-redeemable noncontrolling interest	1,376	(2,309)	(542)
Unrealized foreign currency translation adjustments	1,315	1,080	—
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	1,482	821	317
Comprehensive income (loss) attributable to Viad	$(367,721)	$35,391	$25,947

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

										Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Retained Earnings (Deficit)	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2017	$37,402	$574,458	$65,836	$218	$(22,568)	$(226,215)	$429,131	$13,806	$442,937	$6,648	$—
Net income	—	—	49,170	—	—	—	49,170	542	49,712	(317)	—
Dividends on common stock ($0.40 per share)	—	—	(8,154)	—	—	—	(8,154)	—	(8,154)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(1,209)	(1,209)	—	(1,209)	—	—
Common stock purchased for treasury	—	—	—	—	—	(17,174)	(17,174)	—	(17,174)	—	—
Employee benefit plans	—	(1,905)	—	—	—	6,807	4,902	—	4,902	—	—
Share-based compensation - equity awards	—	2,849	—	—	—	—	2,849	—	2,849	—	—
Unrealized foreign currency translation adjustment	—	—	—	—	(24,306)	—	(24,306)	—	(24,306)	(673)	—
Amortization of net actuarial gain, net of tax	—	—	—	—	1,236	—	1,236	—	1,236	—	—
Amortization of prior service cost, net of tax	—	—	—	—	(153)	—	(153)	—	(153)	—	—
Adoption of ASU 2016-01	—	—	616	—	(616)	—	—	—	—	—	—
Adoption of ASU 2018-02	—	—	1,568	—	(1,568)	—	—	—	—	—	—
Other, net	—	(63)	(4)	(19)	—	1	(85)	—	(85)	251	—
Balance, December 31, 2018	$37,402	$575,339	$109,032	$199	$(47,975)	$(237,790)	$436,207	$14,348	$450,555	$5,909	$—
Net income	—	—	22,035	—	—	—	22,035	2,309	24,344	(821)	—
Dividends on common stock ($0.40 per share)	—	—	(8,094)	—	—	—	(8,094)	—	(8,094)	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(407)	(407)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(3,046)	(3,046)	—	(3,046)	—	—
Employee benefit plans	—	(3,659)	—	—	—	9,189	5,530	—	5,530	—	—
Share-based compensation - equity awards	—	2,755	—	—	—	—	2,755	—	2,755	—	—
Unrealized foreign currency translation adjustment	—	—	—	—	12,533	—	12,533	1,080	13,613	(234)	—
Amortization of net actuarial loss, net of tax	—	—	—	—	(116)	—	(116)	—	(116)	—	—
Amortization of prior service cost, net of tax	—	—	—	—	(141)	—	(141)	—	(141)	—	—
Acquisitions	—	—	—	—	—	—	—	62,401	62,401	—	—
Other, net	—	38	(2)	(199)	—	(2)	(165)	—	(165)	1,318	—
Balance, December 31, 2019	$37,402	$574,473	$122,971	$—	$(35,699)	$(231,649)	$467,498	$79,731	$547,229	$6,172	$—
Net loss	—	—	(374,094)	—	—	—	(374,094)	(1,376)	(375,470)	(1,482)	—
Dividends on common stock ($0.10 per share)	—	—	(2,038)	—	—	—	(2,038)	—	(2,038)	—	—
Issuance of Series A convertible preferred stock	—	—	—	—	—	—	—	—	—	—	125,763
Dividends on convertible preferred stock	—	(3,006)	—	—	—	—	(3,006)	—	(3,006)	—	3,006
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,526)	(1,526)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(1,688)	(1,688)	—	(1,688)	—	—
Common stock purchased for treasury	—	—	—	—	—	(2,785)	(2,785)	—	(2,785)	—	—
Employee benefit plans	—	(7,901)	—	—	—	10,380	2,479	—	2,479	—	—
Share-based compensation - equity awards	—	4,444	—	—	—	—	4,444	—	4,444	—	—
Unrealized foreign currency translation adjustment	—	—	—	—	7,113	—	7,113	1,315	8,428	(390)	—
Amortization of net actuarial loss, net of tax	—	—	—	—	(1,955)	—	(1,955)	—	(1,955)	—	—
Amortization of prior service cost, net of tax	—	—	—	—	(100)	—	(100)	—	(100)	—	—
Other, net	—	90	(3)	—	—	—	87	—	87	925	—
Balance, December 31, 2020	$37,402	$568,100	$(253,164)	$—	$(30,641)	$(225,742)	$95,955	$78,144	$174,099	$5,225	$128,769

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(376,952)	$23,523	$49,395
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56,565	58,964	56,842
Deferred income taxes	15,097	(10,398)	5,350
(Income) loss from discontinued operations	1,847	81	(1,481)
Restructuring charges	13,440	8,380	1,587
Legal settlement	—	8,500	—
Impairment charges (recoveries)	203,076	5,346	(35)
(Gains) losses on dispositions of property and other assets	(14,935)	(1,475)	473
Share-based compensation expense	2,653	7,190	4,870
Multi-employer pension plan withdrawal	462	15,693	—
Other non-cash items, net	8,056	3,791	4,306
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	106,082	(16,959)	(6,200)
Inventories	8,644	(328)	(1,573)
Current contract costs	16,279	(6,333)	(4,976)
Accounts payable	(88,251)	9,726	(1,645)
Restructuring liabilities	(7,427)	(6,047)	(1,716)
Accrued compensation	(26,375)	6,853	(12,818)
Contract liabilities	(31,585)	16,796	3,677
Income taxes payable	770	195	(7,696)
Other assets and liabilities, net	32,306	(15,359)	2,235
Net cash (used in) provided by operating activities	(80,248)	108,139	90,595
Cash flows from investing activities
Capital expenditures	(53,567)	(76,147)	(83,345)
Cash surrender value of life insurance policies	24,767	—	—
Cash paid for acquisitions, net	—	(90,992)	(4,628)
Proceeds from dispositions of property and other assets	22,027	1,583	925
Net cash used in investing activities	(6,773)	(165,556)	(87,048)
Cash flows from financing activities
Proceeds from borrowings	225,422	200,473	146,580
Payments on debt and finance lease obligations	(275,327)	(115,708)	(128,211)
Dividends paid on common stock	(4,064)	(8,094)	(8,154)
Distributions to noncontrolling interest	(1,526)	(407)	—
Payments of debt issuance costs	(1,585)	(39)	(1,823)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,688)	(3,046)	(1,209)
Common stock purchased for treasury	(2,785)	—	(17,174)
Proceeds from issuance of Convertible Series A Preferred Stock, net of issuance costs	125,763
Proceeds from exercise of stock options	2,077	293	84
Net cash provided by (used in) financing activities	66,287	73,472	(9,907)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	701	1,050	(2,470)
Net change in cash, cash equivalents, and restricted cash	(20,033)	17,105	(8,830)
Cash, cash equivalents, and restricted cash, beginning of year	62,004	44,899	53,729
Cash, cash equivalents, and restricted cash, end of year	$41,971	$62,004	$44,899

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

Nature of Business

We are a leading provider of experiential leisure travel and face-to-face events and marketing experiences company with operations in the U.S., Canada, the United Kingdom, continental Europe, the United Arab Emirates, and Iceland. We are committed to providing unforgettable experiences to our clients and guests. We operate through three reportable business segments: GES North America, GES EMEA (collectively, “GES”), and Pursuit.

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

The COVID-19 pandemic is having and will likely continue to have a significant and negative impact on our operations and financial performance, with live events largely shut down and severe tourism activity disruptions. In response to the COVID-19 pandemic, we implemented aggressive cost reduction measures to preserve cash, including furloughs, layoffs, mandatory unpaid time off, or salary reductions for all employees, and the reduction of discretionary spending. We continue to implement measures to successfully adapt for the long-term impact of COVID-19. During 2020, we secured additional capital to strengthen our liquidity position and amended our Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”) to provide financial covenant relief and financial flexibility.

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

Credit Agreement Amendment

On August 5, 2020, we entered into an amendment to our 2018 Credit Agreement, which, among other things, (i) waives our financial covenants until September 30, 2022 (the “Covenant Waiver Period”) and (ii) requires us to maintain minimum liquidity of $100 million, with liquidity defined as unrestricted cash and available capacity on our 2018 Credit Facility. The interest rate on the borrowings is equal to the London Inter-bank Offered Rate (“LIBOR”) plus 350 basis points, with a LIBOR floor of one percent during the Covenant Waiver Period. The LIBOR floor continues until the end of the 2018 Credit Agreement. Viad pledged 100% of the capital stock of its wholly-owned domestic subsidiaries and its top-tier foreign subsidiaries (other than Esja Attractions ehf.). Fees related to the amendment were approximately $1.7 million.

Management anticipates that the initial cash proceeds from Crestview Partners, existing cash and cash equivalents, and the amendment to waive financial covenants within the 2018 Credit Agreement until September 30, 2022 will be sufficient to fund operations for at least the next 12 months.

Goodwill and Other Intangible Assets Impairments

Due to the deteriorating macroeconomic environment related to the COVID-19 pandemic, resulting in disruptions to our operations and the decline in our stock price, we determined interim triggering events had occurred in the first and second quarters of 2020, which required us to assess the carrying values of goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) No. 350, Intangibles – Goodwill and Other. Based on this assessment, we recorded non-cash goodwill impairment charges of $185.8 million during 2020, which included a full impairment charge to the remaining GES goodwill balance. Our remaining goodwill balance as of December 31, 2020 of $99.8 million pertains to our Pursuit business. We also recorded a non-cash impairment charge to intangible assets of $15.7 million during 2020 related to our U.S. audio-visual production business. The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve. Refer to Note 9 – Goodwill and Other Intangible Assets for additional information.

Correction to Prior Period Financial Statements

Subsequent to the issuance of the December 31, 2019 consolidated financial statements, we identified prior period errors related to the recognition of revenue of GES’ Corporate Accounts’ third-party services. Revenue from these services should have been recorded on a net basis to reflect only the fees received for arranging these services, whereas previously, we recorded this revenue on a gross basis, thus overstating revenue and cost of services by the same amount. As a result, we corrected the accompanying Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 related to this gross-to-net adjustment.

We determined that the error is not material to the previously issued financial statements. Note 2 – Revenue and Related Contract Costs and Contract Liabilities, Note 23 – Segment Information, and Note 24 – Selected Quarterly Financial Information reflect this correction.

	Year Ended December 31,
	2019		2018
(in thousands)	Services Revenue	Cost of Services	Services Revenue	Cost of Services
As previously reported	$1,170,493	$1,100,146	$1,110,249	$1,039,403
Gross to net correction for GES North America	(51,927)	(51,927)	(43,603)	(43,603)
Gross to net correction for GES EMEA	(17,032)	(17,032)	(15,257)	(15,257)
Total as corrected	$1,101,534	$1,031,187	$1,051,389	$980,543

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly-liquid investments with remaining maturities when purchased of three months or less. Cash and cash equivalents consist of cash and bank demand deposits and money market funds. Investments in money market funds are classified as available-for-sale and carried at fair value. Restricted cash represents collateral required for surety bonds and letters of credit.

Cash, cash equivalents, and restricted cash balances presented in the Consolidated Statements of Cash Flows consisted of the following:

	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$39,545	$61,999
Restricted cash included in other current assets	2,426	5
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$41,971	$62,004

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

If a lease contains a renewal option that is reasonably certain to be exercised, then the lease term includes the optional periods in measuring a ROU asset and lease liability. The reasonably certain threshold is evaluated at lease commencement and is typically met if we identify substantial economic incentives or termination penalties. We do not include variable leases and variable non-lease components in the calculation of the ROU asset and corresponding lease liability. For facility leases, variable lease costs include the costs of common area maintenance, taxes, and insurance for which we pay our lessors an estimate that is adjusted to actual expense on a quarterly or annual basis depending on the underlying contract terms. We expense these variable lease payments as incurred. Our lease agreements do not contain any significant residual value guarantees or restrictive covenants.

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

We are also a lessor to third party tenants who either lease certain portions of facilities that we own or sublease certain portions of facilities that we lease. We record lease income from owned facilities as rental income and we record sublease income from leased facilities against lease expense in the Consolidated Statements of Operations. We classify all of our leases for which we are the lessor as operating leases.

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

Cash Surrender Value of Life Insurance

We had Company-owned life insurance contracts that were intended to fund the cost of certain employee compensation and benefit programs. These contracts were carried at cash surrender value, net of outstanding policy loans. The cash surrender value represented the amount of cash we could receive if the policies were discontinued before maturity. The changes in the cash surrender value of the policies, net of insurance premiums, were included as a component of “Costs of services” in the Consolidated Statements of Operations. In 2020, we terminated the life insurance policies and received cash proceeds of $24.8 million.

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

Convertible Preferred Stock

We record shares of convertible preferred stock based on proceeds received net of costs on the date of issuance. Redeemable preferred stock (including preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity and is reported between liabilities and stockholders’ equity in the Consolidated Balance Sheets.

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

We consider noncontrolling interests with redemption features that are not solely within our control to be redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 54.5% equity ownership interest in Esja Attractions ehf. (“Esja”), which owns the FlyOver Iceland attraction. The Esja shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered temporary equity and we report it between liabilities and stockholders’ equity in the Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Consolidated Statements of

Operations and the accretion of the redemption value is recorded as an adjustment to retained earnings (deficit) and is included in our income (loss) per share. Refer to Note 22 – Redeemable Noncontrolling Interest for additional information.

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

GES’ service revenue is primarily derived through its comprehensive range of services to event organizers and corporate brand marketers including Core Services, Event Technology, and Audio-visual. GES’ service revenue is earned over time over the duration of the exhibition, conference or corporate event, which generally lasts one to three days. Revenue for goods and services provided for which we do not have control of the goods or services before that good or service is transferred to a customer is recorded on a net basis to reflect only the fees received for arranging these services. GES’ product revenue is derived from the build of exhibits and environments and graphics. GES’ product revenue is recognized at a point in time upon delivery of the product.

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

Share-Based Compensation

Share-based compensation costs related to all share-based payment awards are recognized and measured using the fair value method of accounting. These awards generally include restricted stock awards, restricted stock units, performance units, and stock options, and contain forfeiture and non-compete provisions. We issue share-based payment awards from shares held in treasury. Future vesting is generally subject to continued employment. Holders of share-based awards have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge, or otherwise encumber the stock, except to the extent restrictions have lapsed and in accordance with our stock trading policy.

We account for share-based payment awards that will be settled in cash as liability-based awards, which includes performance units and restricted stock units. We measure share-based compensation expense of liability-based awards at fair value at each reporting date until the date of settlement based on the number of units expected to vest and, where applicable, the level of achievement of predefined performance goals. These awards are remeasured on each reporting date based on our stock price and the Monte Carlo simulation model. A Monte Carlo simulation requires the use of several assumptions, including historical volatility and correlation between our stock price and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term. Share-based compensation expense related to liability-based awards is recognized ratably over the requisite service period of approximately three years.

We account for share-based awards that will be settled in shares of our common stock as equity-based awards, which include performance units, restricted stock units, and restricted stock awards. We measure share-based compensation expense of equity-based awards at fair value on the grant date on a straight-line basis over the vesting period. The estimated number of shares to be achieved is updated each reporting period based on the number of units expected to vest and, where applicable, the level of achievement of predefined performance goals, until the date of settlement. Share-based compensation expense related to equity-based awards is recognized ratably over the requisite service period ranging from three months to three years.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes stock option pricing model. We grant non-qualified stock options that are performance-based and service-based. The performance-based awards are recognized on a straight-line basis over the performance period ranging up to 3.4 years, and the underlying shares expected to be settled are adjusted each reporting period based on estimated future achievement of the respective performance metrics. The service-based awards are recognized on a straight-line basis over the requisite service period on a graded-vesting schedule over two years. The exercise price of stock options is based on the market value of our common stock at the date of grant.

Common Stock in Treasury

Common stock purchased for treasury is recorded at historical cost. Subsequent share reissuances are primarily related to share-based compensation programs and recorded at weighted-average cost.

Income (Loss) Per Common Share

Diluted income per common share is calculated using the more dilutive of the two-class method or as-converted method. The two-class method uses net income available to common stockholders and assumes conversion of all potential shares other than the participating securities. The as-converted method uses net income and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. We apply the two-class method in calculating income per common share as unvested share-based payment awards that contain nonforfeitable rights to dividends and preferred stock are considered participating securities. Accordingly, such securities are included in the earnings allocation in calculating income per share. The adjustment to the carrying value of the redeemable noncontrolling interest is reflected in income per common share.

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

		1/1/2020	We adopted this new standard on a modified retrospective basis. The adoption of this new standard on January 1, 2020 did not have a material impact on our consolidated financial statements.
ASU 2020-04, Reference Rate Reform (Topic 848)

The amendment provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. Topic 848 provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met.

3/12/2020

Topic 848 was effective beginning on March 12, 2020, and we will apply the amendments prospectively through December 31, 2022. There was no impact to our consolidated financial statements as a result of adopting this amendment.

ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes

The amendment enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as ownership changes in investments, and interim-period accounting for enacted changes in tax law.

		1/1/2021	The adoption of this new standard on January 1, 2021 did not have a material impact on our consolidated financial statements.

Note 2. Revenue and Related Contract Costs and Contract Liabilities

GES’ performance obligations consist of services or product(s) outlined in a contract. While we often sign multi-year contracts for recurring events, the obligations for each occurrence are well defined and conclude upon the occurrence of each event. The obligations are typically the provision of services and/or sale of a product in connection with an exhibition, conference, or other event. Revenue for goods and services provided for which we do not have control of the goods or services before that good or service is transferred to a customer is recorded on a net basis to reflect only the fees received for arranging these services. We recognize revenue for services generally at the close of the exhibition, conference, or corporate event. We recognize revenue for products either upon delivery to the customer’s location, upon delivery to an event that we are serving, or when we have the right to invoice. In circumstances where a customer cancels a contract, we generally have the right to bill the customer for costs incurred to date. Payment terms are generally within 30-60 days and contain no significant financing components.

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

Contract Liabilities

GES and Pursuit typically receive customer deposits prior to transferring the related product or service to the customer. We record these deposits as a contract liability, which are recognized as revenue upon satisfaction of the related contract performance obligation(s). GES also provides customer rebates and volume discounts to certain event organizers that we recognize as a reduction of revenue. We include these amounts in the Consolidated Balance Sheets under the captions “Contract liabilities” and “Other deferred items and liabilities.” The decrease in contract liabilities for the year ended December 31, 2020 was primarily due to the reduction of planned shows in the first half of 2021 due to the COVID-19 pandemic.

Changes to contract liabilities are as follows:

(in thousands)
Balance at January 1, 2019	$35,600
Cash additions	210,871
Revenue recognized	(196,158)
Foreign exchange translation adjustment	483
Balance at December 31, 2019	50,796
Cash additions	154,057
Revenue recognized	(186,518)
Foreign exchange translation adjustment	283
Balance at December 31, 2020	$18,618

Contract Costs

GES capitalizes certain incremental costs incurred in obtaining and fulfilling contracts. Capitalized costs principally relate to direct costs of materials and services incurred in fulfilling services of future exhibitions, conferences, and events, and also include up-front incentives and commissions incurred upon contract signing. We expense costs associated with preliminary contract activities (i.e. proposal activities) as incurred. Capitalized contract costs are expensed upon the transfer of the related goods or services and are included in cost of services or cost of products, as applicable. We include the deferred incremental costs of obtaining and fulfilling contracts in the Consolidated Balance Sheets under the captions “Current contract costs” and “Other investments and assets.”

Changes to contract costs are as follows:

(in thousands)
Balance at January 1, 2019	$21,478
Additions	74,274
Expenses	(67,425)
Cancelled	(68)
Foreign exchange translation adjustment	237
Balance at December 31, 2019	28,496
Additions	19,517
Expenses	(25,381)
Cancelled	(11,482)
Foreign exchange translation adjustment	(315)
Balance at December 31, 2020	$10,835

As of December 31, 2020, capitalized contract costs consisted of $0.9 million to obtain contracts and $9.9 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the years ended December 31, 2020 or 2019.

Disaggregation of Revenue

The following tables disaggregate GES and Pursuit revenue by major product line, timing of revenue recognition, and markets served:

GES

	Year Ended December 31, 2020
(in thousands)	GES North America	GES EMEA	Intersegment Eliminations	Total
Services:
Core services	$231,666	$33,556	$—	$265,222
Audio-visual	20,148	4,126	—	24,274
Event technology	9,150	3,979	—	13,129
Intersegment eliminations	—	—	(3,680)	(3,680)
Total services	260,964	41,661	(3,680)	298,945
Products:
Core products	27,957	11,723	—	39,680
Total revenue	$288,921	$53,384	$(3,680)	$338,625

Timing of revenue recognition:
Services transferred over time	$260,964	$41,661	$(3,680)	$298,945
Products transferred over time(1)	13,068	2,449	—	15,517
Products transferred at a point in time	14,889	9,274	—	24,163
Total revenue	$288,921	$53,384	$(3,680)	$338,625

Markets:
Exhibitions	$211,953	$40,077	$—	$252,030
Conferences	41,371	7,789	—	49,160
Corporate events	24,521	5,353	—	29,874
Consumer events	11,076	165	—	11,241
Intersegment eliminations	—	—	(3,680)	(3,680)
Total revenue	$288,921	$53,384	$(3,680)	$338,625

(1)	GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

	Year Ended December 31, 2019
(in thousands)	GES North America	GES EMEA	Intersegment Eliminations	Total
Services:
Core services	$701,721	$113,900	$—	$815,621
Audio-visual	78,178	24,197	—	102,375
Event technology	29,600	9,749	—	39,349
Intersegment eliminations	—	—	(20,741)	(20,741)
Total services	809,499	147,846	(20,741)	936,604
Products:
Core products	74,606	68,713	—	143,319
Total revenue	$884,105	$216,559	$(20,741)	$1,079,923

Timing of revenue recognition:
Services transferred over time	$809,499	$147,846	$(20,741)	$936,604
Products transferred over time(1)	45,597	16,071	—	61,668
Products transferred at a point in time	29,009	52,642	—	81,651
Total revenue	$884,105	$216,559	$(20,741)	$1,079,923

Markets:
Exhibitions	$463,653	$159,397	$—	$623,050
Conferences	253,511	24,499	—	278,010
Corporate events	139,935	31,627	—	171,562
Consumer events	27,006	1,036	—	28,042
Intersegment eliminations	—	—	(20,741)	(20,741)
Total revenue	$884,105	$216,559	$(20,741)	$1,079,923

(1)	GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

	Year Ended December 31, 2018
(in thousands)	GES North America	GES EMEA	Intersegment Eliminations	Total
Services:
Core services	$689,804	$105,114	$—	$794,918
Audio-visual	73,331	22,011	—	95,342
Event technology	30,208	10,658	—	40,866
Intersegment eliminations	—	—	(17,140)	(17,140)
Total services	793,343	137,783	(17,140)	913,986
Products:
Core products	72,844	65,207	—	138,051
Total revenue	$866,187	$202,990	$(17,140)	$1,052,037

Timing of revenue recognition:
Services transferred over time	$793,343	$137,783	$(17,140)	$913,986
Products transferred over time(1)	44,109	16,084	—	60,193
Products transferred at a point in time	28,735	49,123	—	77,858
Total revenue	$866,187	$202,990	$(17,140)	$1,052,037

Markets:
Exhibitions	$486,400	$149,338	$—	$635,738
Conferences	223,096	24,209	—	247,305
Corporate events	126,084	27,413	—	153,497
Consumer events	30,607	2,030	—	32,637
Intersegment eliminations	—	—	(17,140)	(17,140)
Total revenue	$866,187	$202,990	$(17,140)	$1,052,037

(1)	GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Pursuit

	Year Ended December 31,
(in thousands)	2020	2019	2018
Services:
Admissions	$19,939	$85,371	$83,000
Accommodations	29,800	60,672	37,470
Transportation	2,694	14,594	13,956
Travel planning	467	5,979	4,529
Intersegment eliminations	(317)	(1,686)	(1,551)
Total services revenue	52,583	164,930	137,404
Products:
Food and beverage	10,295	31,838	25,962
Retail operations	13,932	26,045	21,921
Total products revenue	24,227	57,883	47,883
Total revenue	$76,810	$222,813	$185,287

Timing of revenue recognition:
Services transferred over time	$52,583	$164,930	$137,404
Products transferred at a point in time	24,227	57,883	47,883
Total revenue	$76,810	$222,813	$185,287

Markets:
Banff Jasper Collection	$46,913	$133,229	$106,106
Alaska Collection	6,282	39,406	36,451
Glacier Park Collection	17,596	37,121	31,465
FlyOver	6,019	13,057	11,265
Total revenue	$76,810	$222,813	$185,287

Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of December 31, 2020, there were 1,081,404 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation (income) expense:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Performance unit incentive plan (“PUP”)	$(2,187)	$3,990	$2,260
Restricted stock awards and restricted stock units	4,523	3,200	2,610
Stock options	317	—	—
Share-based compensation expense before income tax	2,653	7,190	4,870
Income tax benefit(1)	—	(2,241)	(1,227)
Share-based compensation expense, net of income tax	$2,653	$4,949	$3,643
(1)	There was no income tax benefit for the year ended 2020 due to the valuation allowance on our deferred tax assets. Refer to Note 17 – Income Taxes.

We recorded no share-based compensation expense through restructuring charges in 2020, $0.1 million in 2019, and none in 2018. No share-based compensation costs were capitalized during 2020, 2019, or 2018.

PUP Awards

PUP awards are performance-based restricted stock units that are tied to our stock price and the expected achievement of certain performance-based criteria. The vesting of PUP award shares is based upon the achievement of the performance-based criteria over a three-year period. We account for PUP awards that will be settled in shares of our common stock as equity-based awards. We measure share-based compensation expense of equity-based awards at fair value on the grant date on a straight-line basis over the vesting period. The estimated number of shares to be achieved is updated each reporting period. We account for PUP awards that will be settled in cash as liability-based awards. We measure share-based compensation expense of liability-based awards at fair value at each reporting date until the date of settlement. Forfeitures are recorded when they occur.

During the year ended December 31, 2020, we granted PUP awards with a grant date fair value of $4.8 million of which $1.8 million are payable in shares. Liabilities related to PUP awards were $0.8 million as of December 31, 2020 and $5.3 million as of December 31, 2019. During the year ended December 31, 2020, the value of the PUP awards decreased due to the reduction of our estimated performance achievement and the decline in our stock price as a result of the COVID-19 pandemic.

In 2020, PUP awards granted in 2017 vested and we paid $2.6 million in cash. No PUP awards were paid in shares in 2020. In 2019, PUP awards granted in 2016 vested and we paid $5.6 million in cash and $3.4 million in shares. In 2019, we withheld 25,771 shares for $1.5 million related to tax withholding requirements on vested PUP awards paid in shares. In 2018, PUP awards granted in 2015 vested and we paid $5.9 million in cash. No PUP awards were paid in shares in 2018.

The following table summarizes the activity of the outstanding PUP awards:

	Equity-Based PUP Awards		Liability-Based PUP Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2019	59,714	$55.10	155,190	$52.53
Granted	32,367	$56.23	52,531	$56.10
Vested	—	$—	(67,866)	$47.43
Forfeited	(30,873)	$52.15	(18,370)	$56.40
Balance at December 31, 2020	61,208	$57.18	121,485	$56.34

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

We account for restricted stock units that will be settled in cash as liability-based awards. We measure share-based compensation expense of liability-based awards at fair value at each reporting date until the date of settlement. Forfeitures are recorded when they occur.

As of December 31, 2020, the unamortized cost of outstanding equity-based restricted stock awards and restricted stock units was $4.2 million, which we expect to recognize over a weighted-average period of approximately 1.3 years. We repurchased 42,185 shares for $1.7 million during 2020, 24,995 shares for $1.5 million in 2019, and 22,358 shares for $1.2 million in 2018 related to tax withholding requirements on vested share-based awards.

Aggregate liabilities related to liability-based restricted stock units were $0.2 million as of December 31, 2020 and $0.4 million as of December 31, 2019. In 2020, restricted stock units vested, and we paid $0.2 million in cash and $2.0 million in shares. In 2019, restricted stock units vested, and we paid $0.6 million in cash and $0.2 million in shares. In 2018, the 2015 restricted stock units vested and we paid $0.2 million in cash.

The following table summarizes the activity of the outstanding restricted stock awards and restricted stock units:

	Equity-Based Restricted Stock Awards		Equity-Based Restricted Stock Units		Liability-Based Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2019	136,123	$52.66	—	$—	11,623	$52.17
Granted	55,171	$51.06	232,435	$19.44	3,952	$50.43
Vested	(66,054)	$49.99	(77,725)	$19.30	(2,815)	$47.45
Forfeited	(18,133)	$54.11	(3,449)	$19.47	(2,301)	$56.13
Balance at December 31, 2020	107,107	$53.23	151,261	$19.51	10,459	$51.91

Stock Options

We grant non-qualified stock options that are performance-based, as well as non-qualified stock options that are service-based. The performance-based awards are recognized on a straight-line basis over the performance period ranging from 1.0 to 3.4 years, and the underlying shares expected to be settled are adjusted each reporting period based on estimated future achievement of the respective performance metrics. The service-based awards are recognized on a straight-line basis over the requisite service period on a graded-vesting schedule over two years.

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)
Options outstanding and exercisable at December 31, 2019	41,143	$16.62
Granted	204,150	$19.98
Exercised	(41,143)	$16.62
Options outstanding at December 31, 2020	204,150	$19.98	$3,305,928
Options exercisable at December 31, 2020	—	$—	$—
(1)

The aggregate intrinsic value of stock options outstanding represents the difference between our closing stock price at the end of the reporting period and the exercise price, multiplied by the number of in-the-money stock options.

The following table summarizes stock options outstanding and exercisable as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$19.30	150,000	8.00	$19.30	—	$—
$21.85	54,150	6.65	$21.85	—	$—
$19.30 - $21.85	204,150	7.64	$19.98	—	$—

The fair value of stock options granted in 2020 was estimated on the date of grant using the Black-Scholes stock option pricing model.

Following is additional information on stock options and the underlying assumptions used in assessing fair value:

Year Ended
December 31, 2020
Assumptions used to estimate fair value of stock options granted:
Risk-free interest rate	0.27% - 0.31%
Expected life	4.3 - 5.4 years
Expected volatility	46.9% - 52.2%
Expected dividend yield	—
Weighted average grant-date fair value per share of options granted	$8.38
Cash received from exercise of options (in thousands)	$2,077

As of December 31, 2020, the total unrecognized compensation cost related to non-vested stock option awards was $1.4 million. We expect to recognize such costs over a weighted-average period of approximately 2.1 years. No stock options were granted in 2019 or 2018.

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

As the majority owner of these properties, we consolidate 100% of the results of operations in our consolidated financial statements and record the 40% owners’ share of the net income or loss attributable to non-redeemable noncontrolling interest.

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

Transaction costs associated with the Mountain Park Lodges were $0.9 million in 2019 and $0.1 million in 2018, which are included in “Corporate activities” in the Consolidated Statements of Operations. The results of operations of Mountain Park Lodges have been included in the consolidated financial statements from the date of acquisition.

Identifiable intangible assets acquired in the Mountain Park Lodges acquisition were $20.2 million and consist primarily of in-place leases, customer relationships, and trade names. The weighted average amortization period related to the intangible assets was approximately 30.8 years.

Sky Lagoon Attraction

On July 25, 2019, we announced plans for a new geothermal lagoon attraction that is located on an oceanfront lot just outside downtown Reykjavik, Iceland. We acquired a 51% controlling interest for $13.2 million in the new entity that will manage the Sky Lagoon attraction, which we will operate in partnership with Geothermal Lagoon ehf., the Icelandic entity that owns the lagoon assets. The noncontrolling interest’s carrying value was determined by the fair value of the noncontrolling interest as of the acquisition date and the noncontrolling interest’s share of the subsequent net income or loss. The amortization of the resulting operating contract intangible is not deductible for tax purposes. We expect to open our new attraction in the second quarter of 2021.

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the completion of the Mountain Park Lodges acquisition was on January 1, 2018. We do not consider the Sky Lagoon attraction or the Belton Chalet significant acquisitions and accordingly, they are not included in the following pro forma results of operations:

(in thousands, except per share data)	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue	$1,310,997	$1,264,664
Depreciation and amortization	$61,597	$62,261
Income from continuing operations	$22,195	$48,312
Net income attributable to Viad	$21,337	$49,070
Diluted income per share	$0.99	$2.39
Basic income per share	$0.99	$2.40

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

Note 5. Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2020	2019
Raw materials	$3,362	$11,788
Finished goods	5,365	5,481
Inventories	$8,727	$17,269

Note 6. Other Current Assets

Other current assets consisted of the following:

	December 31,
(in thousands)	2020	2019
Prepaid insurance	$4,297	$5,573
Prepaid software maintenance	3,058	3,875
Restricted cash	2,426	5
Prepaid vendor payments	1,835	4,698
Prepaid taxes	345	917
Income tax receivable	337	13,250
Prepaid other	1,296	1,904
Other	3,631	632
Other current assets	$17,225	$30,854

Note 7. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2020	2019
Land and land interests(1)	$32,849	$34,532
Buildings and leasehold improvements	386,751	377,754
Equipment and other	401,288	417,239
Gross property and equipment	820,888	829,525
Accumulated depreciation	(352,100)	(353,974)
Property and equipment, net (excluding finance leases)	468,788	475,551
Finance lease ROU assets, net	23,366	25,350
Property and equipment, net	$492,154	$500,901
(1)

Land and land interests include certain leasehold interests in land within Pursuit for which we are considered to have perpetual use rights. The carrying amount of these leasehold interests was $8.3 million as of December 31, 2020 and $8.2 million as of December 31, 2019. These land interests are not subject to amortization.

Depreciation expense was $46.5 million during 2020, $45.6 million during 2019, and $45.8 million during 2018.

Property and equipment purchased through accounts payable and accrued liabilities decreased $6.9 million during 2020, increased $4.2 million during 2019, and decreased $1.9 million during 2018.

We recorded fixed asset impairment charges of $1.6 million during 2020 primarily related to capitalized software and $3.8 million to equipment during 2019 primarily related to our audio-visual production business in the United Kingdom.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	December 31,
(in thousands)	2020	2019
Self-insured liability receivable	$6,358	$9,982
Other mutual funds	3,457	3,107
Contract costs	2,912	3,961
Cash surrender value of life insurance	—	24,873
Other	2,765	3,196
Other investments and assets	$15,492	$45,119

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	GES North America	GES EMEA	Pursuit	Total
Balance at December 31, 2018	$154,944	$29,954	$76,432	$261,330
Business acquisitions	—	—	20,684	20,684
Foreign currency translation adjustments	332	875	4,762	5,969
Balance at December 31, 2019	155,276	30,829	101,878	287,983
Goodwill impairment	(154,989)	(29,042)	(1,758)	(185,789)
Foreign currency translation adjustments	(287)	(1,787)	1,659	(415)
Other	—	—	(1,932)	(1,932)
Balance at December 31, 2020	$—	$—	$99,847	$99,847

The following table summarizes goodwill by reporting unit and segment:

	December 31,
(in thousands)	2020	2019
GES:
GES North America:
U.S.	$—	$148,277
Canada	—	6,999
GES EMEA	—	30,829
Total GES	—	186,105
Pursuit:
Banff Jasper Collection	54,856	55,524
Alaska Collection	3,184	3,184
Glacier Park Collection	—	1,758
FlyOver	41,807	41,412
Total Pursuit	99,847	101,878
Total Goodwill	$99,847	$287,983

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We use a discounted expected future cash flow methodology (income approach) to estimate the fair value of our reporting units for purposes of goodwill impairment testing.

In early March 2020, as a result of COVID-19 concerns, we began to see event postponements and cancellations at GES, as well as cancelled bookings at Pursuit. This quickly escalated into the shut-down of event activity and tourism as government mandated closures and stay-at-home orders went more broadly into effect around the world. As demand halted, we essentially placed our businesses into a state of hibernation to preserve cash. As government mandated closures and stay-at-home orders started to be lifted, we began to restart our business with enhanced health and safety protocols in place. We phased in most of Pursuit’s attractions and lodging operations starting in May 2020. However, exhibition and event activity remain largely dormant. For GES, we believe that as governments continue to lift restrictions, events in certain geographies will gradually increase.

During the first quarter of 2020, we determined that an interim triggering event had occurred due to the deteriorating macroeconomic environment related to the COVID-19 pandemic, resulting in disruptions to our operations and the decline in our stock price. As such, we performed an interim evaluation of goodwill as of March 31, 2020. As a result, we recorded non-cash goodwill impairment charges of $41.9 million associated with GES U.S., $29.0 million associated with GES EMEA, and $1.8 million associated with Pursuit’s Glacier Park Collection. We recorded an income tax benefit of $12.4 million during the three months ended March 31, 2020 related to these goodwill impairment charges. This income tax benefit was reversed during the second quarter of 2020 due to the recording of a valuation allowance. Refer to Note 17 – Income Taxes.

During the second quarter of 2020, GES continued to experience event postponements and cancellations and we experienced further declines in our stock price. There was also an increased spread of the COVID-19 virus throughout the United States, which resulted in further closures and government orders that we believed had increased the uncertainty regarding when the live event industry would re-commence and how long it would take to get back to similar pre-COVID-19 business levels. The uncertainty regarding the duration of the current domestic and global economic conditions and whether further deterioration in the macroeconomic environment would continue as a result of the COVID-19 pandemic was factored into our second quarter goodwill impairment analysis. As a result, we recorded a full impairment charge to the remaining GES goodwill balance of $113.1 million during the second quarter of 2020. Our remaining goodwill balance as of December 31, 2020 of $99.8 million pertains to our Pursuit business.

Although Pursuit’s reporting units continued to operate at a loss due to travel restrictions, we did not record any additional impairment charges during the third or fourth quarter of 2020 as there were no significant changes to our outlook for the future years and the risk profile of the reporting units had not changed. Additionally, we experienced a slight increase in our stock price during the third and fourth quarters of 2020 once news of a vaccine was announced and the vaccine was rolled out.

Given the evolving nature of COVID-19 and the uncertain government and consumer reactions, the estimates and assumptions regarding expected future cash flows, discount rates, and terminal values used in our goodwill impairment analysis require considerable judgment and are based on our current estimates of market conditions, financial forecasts, and industry trends. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results including additional impairment charges in the future.

Our accumulated goodwill impairment was $415.5 million as of December 31, 2020 and $229.7 million as of December 31, 2019.

Other intangible assets consisted of the following:

		December 31, 2020			December 31, 2019
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	6.4	$38,214	$(26,288)	$11,926	$72,219	$(40,866)	$31,353
Operating contracts and licenses	36.7	42,012	(2,405)	39,607	43,329	(1,881)	41,448
In-place lease	13.3	15,347	(656)	14,691	15,044	(231)	14,813
Tradenames	5.3	5,940	(2,435)	3,505	9,423	(4,338)	5,085
Non-compete agreements	1.0	770	(616)	154	2,077	(1,775)	302
Other	7.2	818	(102)	716	802	(66)	736
Total amortized intangible assets		103,101	(32,502)	70,599	142,894	(49,157)	93,737
Indefinite-lived intangible assets:
Business licenses		573	—	573	571	—	571
Other intangible assets		$103,674	$(32,502)	$71,172	$143,465	$(49,157)	$94,308

Intangible asset amortization expense was $6.4 million during 2020, $10.6 million during 2019, and $11.0 million during 2018. We recorded a non-cash impairment charge to intangible assets of $15.7 million during 2020 related our U.S audio-visual production business and $1.5 million during 2019 related to our United Kingdom audio-visual production business. The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve.

At December 31, 2020, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
2021	$5,216
2022	5,129
2023	4,466
2024	3,510
2025	2,218
Thereafter	50,060
Total	$70,599

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2020	2019
Continuing operations:
Self-insured liability	$5,715	$5,668
Accrued interest payable	3,042	399
Accrued restructuring	2,479	2,130
Accrued employee benefit costs	2,363	3,564
Current portion of pension and postretirement liabilities	1,805	1,899
Accrued professional fees	1,691	1,248
Accrued sales and use taxes	1,547	5,451
Commissions payable	903	8,274
Accommodation services deposits	304	959
Accrued legal settlement	—	2,500
Accrued dividends	—	2,019
Other taxes	1,872	278
Other	4,819	4,788
Total continuing operations	26,540	39,177
Discontinued operations:
Environmental remediation liabilities	61	311
Self-insured liability	347	260
Other	91	76
Total discontinued operations	499	647
Total other current liabilities	$27,039	$39,824

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	December 31,
(in thousands)	2020	2019
Continuing operations:
Foreign deferred tax liability	$21,336	$32,570
Multi-employer pension plan withdrawal liability	15,864	15,693
Self-insured liability	6,662	8,682
Self-insured excess liability	6,358	9,982
Accrued compensation	5,821	7,485
Accrued restructuring	2,751	2,383
Contract liabilities	23	125
Other	1,456	2,423
Total continuing operations	60,271	79,343
Discontinued operations:
Environmental remediation liabilities	2,179	1,964
Self-insured liability	1,639	2,018
Other	539	382
Total discontinued operations	4,357	4,364
Total other deferred items and liabilities	$64,628	$83,707

Note 12. Debt and Finance Lease Obligations

The components of debt and finance lease obligations consisted of the following:

	December 31,
(in thousands, except interest rates)	2020	2019
2018 Credit Facility, 4.5% weighted-average interest rate at December 31, 2020 and 3.9% at December 31, 2019, due through 2023(1)	$266,762	$311,464
FlyOver Iceland Credit Facility, 4.9% weighted-average interest rate at December 31, 2020 and 2019, due through 2023(1)	5,820	5,607
FlyOver Iceland Term Loans, 3.8% weighted-average interest rate at December 31, 2020, due through 2024(1)	705	—
Less unamortized debt issuance costs	(2,737)	(1,836)
Total debt(2)	270,550	315,235
Finance lease obligations, 8.0% weighted-average interest rate at December 31, 2020 and 7.7% at December 31, 2019, due through 2039	23,141	25,257
Total debt and finance lease obligations(3)	293,691	340,492
Current portion(4)	(8,335)	(5,330)
Long-term debt and finance lease obligations	$285,356	$335,162
(1)

Represents the weighted-average interest rate in effect at the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.

(2)

The weighted-average interest rate on total debt (including unamortized debt issuance costs and commitment fees) was 4.6% for 2020, 4.2% for 2019 and 4.3% for 2018. The estimated fair value of total debt and finance leases was $254.0 million as of December 31, 2020 and $304.0 million as of December 31, 2019. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.

(3)	Cash paid for interest on debt was $14.0 million during 2020, $11.9 million during 2019, and $8.5 million during 2018.
(4)

Subsequent to the filing of our 2019 Form 10-K, we identified a correction related to the classification of the 2018 Credit Facility (as defined below) from current to long-term given that the 2018 Credit Facility’s contractual maturity was not within 12 months of the balance sheet date, and we were in compliance with all applicable covenants as of December 31, 2019. As a result, we corrected the classification of the debt on the accompanying Consolidated Balance Sheet and the disclosure related to classification of debt in the table above as of December 31, 2019 to present the 2018 Credit Facility as long-term. Except for this change, the correction had no impact upon this Annual Report on Form 10-K. We determined that the error is not material to the previously issued financial statements.

2018 Credit Agreement

Effective October 24, 2018, we entered into a Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”). The 2018 Credit Agreement has a maturity date of October 24, 2023 and provides for a $450 million revolving credit facility (“2018 Credit Facility”). The 2018 Credit Facility may be increased up to an additional $250 million under certain circumstances and has a $20 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Our lenders under the 2018 Credit Agreement have a first perfected security interest in all of our personal property. Dividends are permitted up to $15 million in any calendar year. In addition, we can declare and pay dividends or repurchase our common stock up to $20 million per calendar year. Dividends and repurchases above those thresholds are permitted as long as our pro forma leverage ratio is less than or equal to 2.75 to 1.00. Unsecured debt is allowed provided we are in compliance with the leverage ratio. In addition, the unsecured debt must mature after the expiration of the 2018 Credit Facility, cannot have scheduled principal payments while the 2018 Credit Facility is in place, and any covenants for unsecured debt cannot be more restrictive than the 2018 Credit Facility. Significant other covenants include limitations on investments, additional indebtedness, sales and dispositions of assets, and liens on property. As of December 31, 2020, we were not in compliance with our financial covenants, however, we obtained financial covenant relief until September 30, 2022 pursuant to the amendment to the 2018 Credit Agreement described below.

Effective August 5, 2020, we entered into an amendment to the 2018 Credit Agreement, which, among other things, (i) waives our financial covenants until September 30, 2022 (the “Covenant Waiver Period”) and (ii) requires us to maintain minimum liquidity of $100 million, with liquidity defined as unrestricted cash and available capacity on our 2018 Credit Facility. The Covenant Waiver Period will be in effect until the earlier of September 30, 2022 or the fiscal quarter when our leverage ratio is less than or equal to 4.00 to 1.00. Post Covenant Waiver Period, the maximum leverage ratio will be less than or equal to 4.50 to 1.00 at September 30, 2022 with a step down to less than or equal to 4.00 to 1.00 at December 31, 2022 and thereafter until the maturity date. The minimum interest coverage ratio will be greater than or equal to 2.00 to 1.00 post Covenant Waiver Period and until maturity of the facility. The interest rate on the borrowings is equal to LIBOR plus 350 basis points, with a LIBOR floor of one percent, during the Covenant Waiver Period. The

LIBOR floor continues until the end of the 2018 Credit Agreement. A revised pricing grid goes into effect after the Covenant Waiver Period ends. Additionally, we are precluded from paying cash dividends, from issuing unsecured debt, and from accessing the $250 million expansion feature during the Covenant Waiver Period. The amendment allows us to make acquisitions under certain conditions. In connection with the amendment, Viad pledged 100% of the capital stock of its wholly-owned domestic subsidiaries and its top-tier foreign subsidiaries (other than Esja). Fees related to the amendment were approximately $1.7 million. Refer to Note 1 – Overview and Summary of Significant Accounting Policies (Impact of COVID-19) for additional information.

As of December 31, 2020, capacity remaining under the 2018 Credit Facility was $173.5 million, reflecting borrowings of $266.8 million and $9.7 million in outstanding letters of credit.

We index borrowings under the 2018 Credit Facility to the prime rate or the London Inter-bank Offered Rate (“LIBOR”), plus appropriate spreads tied to our leverage ratio. As LIBOR will begin to be phased out in 2021, our 2018 Credit Facility includes a method for determining an alternative or successor rate of interest that gives consideration to the new prevailing market convention. The vast majority of our borrowings under the 2018 Credit Facility are indexed to LIBOR. Commitment fees and letters of credit fees are also tied to our leverage ratio. The fees on the unused portion of the 2018 Credit Facility were 0.50% annually as of December 31, 2020. Only our borrowings under the 2018 Credit Facility and the discount rates we use to account for some leases are indexed to LIBOR. We do not expect the alternative or successor rate to LIBOR to have a material impact on either our 2018 Credit Facility or the accounting for our leases.

FlyOver Iceland Credit Facility

Effective February 15, 2019, FlyOver Iceland ehf., (“FlyOver Iceland”) a wholly-owned subsidiary of Esja, entered into a credit agreement with a €5.0 million (approximately $5.6 million U.S. dollars) credit facility (the “FlyOver Iceland Credit Facility”) with a maturity date of March 1, 2022. The loan proceeds were used to complete the development of the FlyOver Iceland attraction. In response to the COVID-19 pandemic, we entered into an addendum to the FlyOver Iceland Credit Facility effective January 8, 2021 wherein the principal payments were deferred for twelve months beginning December 1, 2020, with the first payment due December 1, 2021. The addendum also extended the maturity date to September 1, 2023. There were no other changes to the terms of the FlyOver Iceland Credit Facility. We obtained a waiver of certain covenants to the FlyOver Iceland Credit Facility through December 2020. We expect to be unable to meet our financial covenants under the FlyOver Iceland Credit Facility beginning with the six months ending June 30, 2021, and as a result, the €4.8 million (approximately $5.8 million U.S. dollars) balance outstanding as of December 31, 2020 has been classified as a current liability. We intend to seek a waiver for the June 30, 2021 financial covenants.

FlyOver Iceland Term Loans

During 2020, FlyOver Iceland entered into three term loans totaling ISK 90.0 million (approximately $0.7 million U.S. dollars) (the “FlyOver Iceland Term Loans”). The first term loan for ISK 10.0 million was entered into effective October 15, 2020 with a maturity date of April 1, 2023 and bears interest on a seven-day term deposit at the Central Bank of Iceland. The second term loan for ISK 30.0 million was entered into effective October 15, 2020 with a maturity date of October 1, 2024 and bears interest on a seven-day term deposit at the Central Bank of Iceland plus 3.07%. The third term loan for ISK 50.0 million was entered into effective December 29, 2020 with a maturity date of February 1, 2023 and bears interest at one-month Reykjavik InterBank Offered Rate (“REIBOR”) plus 4.99%. The Icelandic State Treasury guarantees supplemental loans provided by credit institutions to companies impacted by the COVID-19 pandemic. Accordingly, the Icelandic State Treasury guaranteed the repayment of up to 85% of the principal and interest on the ISK 10.0 million and ISK 30.0 million term loans and 70% of the principal amount on the ISK 50.0 million term loan. Loan proceeds will be used to fund operations.

Aggregate annual maturities of long-term debt (excluding finance leases) as of December 31, 2020 are as follows:

(in thousands)	Credit Facilities
Year ending December 31,
2021	$5,820
2022	53
2023	267,306
2024	108
2025	—
Thereafter	—
Total	$273,287

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$2	$2	$—	$—
Other mutual funds(2)	3,457	3,457	—	—
Total assets at fair value on a recurring basis	$3,459	$3,459	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$123	$123	$—	$—
Other mutual funds(2)	3,107	3,107	—	—
Total assets at fair value on a recurring basis	$3,230	$3,230	$—	$—
(1)

We include money market funds in “Cash and cash equivalents” in the Consolidated Balance Sheets. We classify these investments as available-for-sale and recorded them at fair value. There have been no realized gains or losses related to these investments and we have not experienced any redemption restrictions with respect to any of the money market mutual funds.

(2)	We include other mutual funds in “Other investments and assets” in the Consolidated Balance Sheets.

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term nature of these instruments. Refer to Note 12 – Debt and Finance Lease Obligations for the estimated fair value of debt obligations.

Note 14. Income (Loss) Per Share

The components of basic and diluted income per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Net income (loss) attributable to Viad (diluted)	$(374,094)	$22,035	$49,170
Less: Allocation to non-vested shares	—	(147)	(458)
Convertible preferred stock dividends	(3,006)	—	—
Adjustment to the redemption value of redeemable noncontrolling interest	(926)	(1,318)	(251)
Net income (loss) allocated to Viad common stockholders (basic)	$(378,026)	$20,570	$48,461
Basic weighted-average outstanding common shares	20,279	20,146	20,168
Additional dilutive shares related to share-based compensation	—	138	236
Diluted weighted-average outstanding shares	20,279	20,284	20,404
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$(18.64)	$1.02	$2.40
Diluted income (loss) attributable to Viad common stockholders(1)	$(18.64)	$1.02	$2.40

(1)	Diluted loss per share amount cannot exceed basic loss per share.

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Convertible preferred stock (as converted to common stock)	6,406,324	—	—
Unvested restricted share-based awards	115,089	8,000	500
Stock options	24,205	—	—

Note 15. Common and Preferred Stock

Preferred Stock

We authorized two million shares of Junior Participating Preferred Stock, none of which was outstanding on December 31, 2020 and five million shares of Preferred Stock of which 135,000 shares are outstanding.

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

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the year ended December 31, 2020, $3.0 million of dividends were deemed declared and paid in-kind.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future. Prior to the suspension, we repurchased 53,784 shares on the open market for $2.8 million in 2020. No shares were repurchased on the open market during 2019. During 2018, we repurchased 340,473 shares on the open market for $17.2 million. As of December 31, 2020, 546,283 shares remain available for repurchase. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

Stockholder Rights Plan

On March 29, 2020, our Board of Directors adopted a short-term stockholder rights plan and declared a dividend payable to stockholders of record on April 13, 2020 of one preferred stock purchase right per each outstanding share of Viad common stock to purchase one one-hundredth of a share of Viad’s Junior Participating Preferred Stock at an exercise price of $115. Our Board of Directors will be able to redeem the rights at $0.01 per right at any time before a person or group acquired 10% (20% in the case of a passive institutional investor) or more of the outstanding common stock. On August 5, 2020, the stockholder rights plan was amended, whereby Crestview and affiliated parties were designated as exempt persons, and as such, the issuance of preferred stock to Crestview did not result in a triggering event. The rights expired on February 28, 2021 in accordance with its original terms.

Subject to limited exceptions, if a person or group acquired 10% (20% in the case of a passive institutional investor) or more of our common stock (including shares that were synthetically owned pursuant to derivative transactions or ownership of derivative securities) or announced a tender offer, and the consummation of that offer would have resulted in such ownership (we refer to such a person or group as an “acquiring person”), each right entitled its holder to purchase, at the right’s then-current exercise price, a number of shares of common stock having a market value at that time of twice the right’s exercise price. Rights held by the acquiring person would have become void and would not be exercisable. If the Company had been acquired in a merger or other business combination transaction that had not been approved by our Board of Directors after the rights would have become exercisable, each right would have entitled its holder to purchase, at the right’s then-current exercise price, a number of shares of the acquiring company’s common stock having a market value at that time of twice the right’s exercise price.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(36,332)	$(11,643)	$(47,975)
Other comprehensive income (loss) before reclassifications	12,533	(10)	12,523
Amounts reclassified from AOCI, net of tax	—	(247)	(247)
Net other comprehensive income (loss)	12,533	(257)	12,276
Balance at December 31, 2019	$(23,799)	$(11,900)	$(35,699)
Other comprehensive income (loss) before reclassifications	7,113	(27)	7,086
Amounts reclassified from AOCI, net of tax	—	(2,028)	(2,028)
Net other comprehensive income (loss)	7,113	(2,055)	5,058
Balance at December 31, 2020	$(16,686)	$(13,955)	$(30,641)

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

Note 17. Income Taxes

We record current income tax expense for the amounts that we expect to report and pay on our income tax returns and deferred income tax expense for the change in the deferred tax assets and liabilities. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”) that significantly changed U.S. tax law. One part of this Tax Act required the Company to pay a deemed repatriation tax of $5.2 million on its cumulative foreign E&P.  After application of tax payments and credits, $1.0 million of the liability remains outstanding as of December 31, 2020 and is due in 2024.

Income from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Foreign	$(95,919)	$49,171	$54,753
United States	(264,940)	(23,061)	10,256
Income (loss) from continuing operations before income taxes	$(360,859)	$26,110	$65,009

Significant components of the income tax provision from continuing operations are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current:
United States:
Federal	$(128)	$(2,260)	$41
State	674	1,400	(335)
Foreign	(1,397)	13,764	12,039
Total current	(851)	12,904	11,745
Deferred:
United States:
Federal	17,171	(3,355)	1,860
State	2,896	(1,619)	860
Foreign	(4,970)	(5,424)	2,630
Total deferred	15,097	(10,398)	5,350
Income tax expense	$14,246	$2,506	$17,095

We are subject to income tax in jurisdictions in which we operate. A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
(in thousands)	2020		2019		2018
Computed income tax (benefit) expense at statutory federal income tax rate	$(75,780)	21.0%	$5,483	21.0%	$13,665	21.0%
State income tax (benefit), net of federal benefit	(4,138)	1.1%	(173)	(0.2)%	3,489	5.4%
Deemed mandatory repatriation state tax	—	0.0%	—	0.0%	(909)	(1.4)%
Deemed mandatory repatriation federal tax, net of foreign tax credit	—	0.0%	—	0.0%	(1,690)	(2.6)%
Remeasurement of deferred taxes due to change in tax rates	—	0.0%	(4,517)	(17.3)%	(510)	(0.8)%
Foreign tax rate differential	(401)	0.1%	3,122	12.0%	4,138	6.4%
U.S. tax (benefit) on current year foreign earnings, net of foreign tax credits	—	0.0%	(1,792)	(6.9)%	(223)	(0.3)%
Goodwill impairment	16,471	(4.6)%	—	0.0%	—	0.0%
Change in valuation allowance	77,369	(21.3)%	920	1.8%	(653)	(1.0)%
Other adjustments, net	725	(0.2)%	(537)	(0.8)%	(212)	(0.3)%
Income tax expense	$14,246	(3.9)%	$2,506	9.6%	$17,095	26.4%

The components of deferred income tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Tax credit carryforwards	$5,326	$7,879
Pension, compensation, and other employee benefits	11,991	17,231
Provisions for losses	4,623	4,778
Net operating loss carryforwards	44,358	5,371
State income taxes	—	3,089
Leases	660	—
Goodwill and other intangible assets	18,055	—
Other deferred income tax assets	14,175	2,177
Total deferred tax assets	99,188	40,525
Valuation allowance	(81,795)	(4,276)
Foreign deferred tax assets included above	(7,717)	(2,351)
United States net deferred tax assets	9,676	33,898
Deferred tax liabilities:
Property and equipment	(24,017)	(20,681)
Goodwill and other intangible assets	(8,846)	(16,172)
Leases	(857)	—
Life insurance	—	(3,945)
Other deferred income tax liabilities	(4,485)	(1,858)
Total deferred tax liabilities	(38,205)	(42,656)
Foreign deferred tax liabilities included above	28,490	31,192
United States net deferred tax assets (liabilities)	$(39)	$22,434

We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. In determining the recoverability of our deferred assets, we considered our cumulative loss incurred over the four-year period ended December 31, 2020 in each tax jurisdiction. Given the weight of objectively verifiable historical losses from our operations, we recorded a valuation allowance on all deferred tax assets in the U.S., United Kingdom, Germany, and Switzerland. We had gross deferred tax assets of $99.2 million as of December 31, 2020 and $40.5 million as of December 31, 2019.

The valuation allowance was $81.8 million at December 31, 2020 and $4.3 million at December 31, 2019. The increase was primarily due to an increase for net operating losses, credit carryforwards, and deferred tax assets that do not meet the more likely-than-not threshold for recognition.

As of December 31, 2020, foreign tax credit carryforwards were $4.5 million, of which $3.8 million are foreign tax credits against U.S. income tax, which will begin to expire in 2022 and $0.7 million are creditable against United Kingdom taxes, which can be carried forward indefinitely. As of December 31, 2020, we had $0.7 million of U.S. research and development credit carryforwards.

We had gross federal, state, and foreign net operating loss carryforwards of $371.2 million as of December 31, 2020 and $55.2 million as of December 31, 2019, for which we had deferred tax assets of $44.4 million as of December 31, 2020 and $5.4 million as of December 31, 2019. Certain state net operating loss carryforwards of $181.5 million expire from 2020 through 2039, although many states now have unlimited carryforwards. We recorded a valuation allowance on all net operating losses except losses generated in Canada, the Netherlands, Iceland, and Poland. The Canadian net operating loss carryforwards of $28.4 million may be carried back three years and carried forward 20 years. The net operating losses of Iceland and Poland of $8.8 million will expire between five and ten years. The remaining amount of foreign net operating losses of $25.6 million may be carried forward indefinitely.

We have not recorded deferred taxes for withholding taxes on current unremitted earnings of our subsidiaries located in Canada, the United Kingdom, and the Netherlands as we expect to reinvest those earnings in operations outside of the U.S.

We exercise judgment in determining the income tax provision for positions taken on prior returns when the ultimate tax determination is uncertain. We classify liabilities associated with uncertain tax positions as “Other deferred items and liabilities” in the Consolidated Balance Sheets unless expected to be paid or released within one year. We had liabilities associated with uncertain tax positions of $0.3 million as of December 31, 2020 and $0.2 million as of December 31, 2019. As of December 31, 2020, these amounts do not include any accrual of interest nor penalties as none would be owed on these amounts. We elected that all uncertain tax positions, including interest and penalties, are classified as a component of income tax expense.

A reconciliation of the liabilities associated with uncertain tax positions (excluding interest and penalties) is as follows:

(in thousands)
Balance at December 31, 2017	$1,425
Additions for tax positions taken in prior years	31
Reductions for lapse of applicable statutes	(1,086)
Balance at December 31, 2018	370
Additions for tax positions taken in prior years	151
Reductions for lapse of applicable statutes	(296)
Balance at December 31, 2019	225
Additions for tax positions taken in prior years	25
Reductions for lapse of applicable statutes	—
Balance at December 31, 2020	$250

Our 2017 through 2019 U.S. federal tax years and various state tax years from 2015 through 2019 remain subject to income tax examinations by tax authorities. The tax years 2016 through 2019 remain subject to examination by various foreign taxing jurisdictions.

We received cash refunds from income taxes of $14.9 million during 2020 and paid cash for income taxes of $17.2 million during 2019 and $27.3 million during 2018.

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

The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) of our pension plans consist of the following:

	December 31,
(in thousands)	2020	2019	2018
Net periodic benefit cost:
Service cost	$—	$61	$64
Interest cost	653	861	780
Expected return on plan assets	(145)	(99)	(193)
Recognized net actuarial loss	526	403	494
Net periodic benefit cost	1,034	1,226	1,145
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	1,587	1,305	(76)
Reversal of amortization item:
Net actuarial loss	(526)	(403)	(494)
Total recognized in other comprehensive income	1,061	902	(570)
Total recognized in net periodic benefit cost and other comprehensive income	$2,095	$2,128	$575

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of our postretirement benefit plans consist of the following:

	December 31,
(in thousands)	2020	2019	2018
Net periodic benefit cost:
Service cost	$51	$64	$80
Interest cost	296	458	449
Amortization of prior service credit	(146)	(189)	(205)
Recognized net actuarial loss	18	112	405
Net periodic benefit cost	219	445	729
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	688	(1,117)	170
Prior service credit	—	—	—
Reversal of amortization item:
Net actuarial loss	(18)	(112)	(405)
Prior service credit	146	189	205
Total recognized in other comprehensive income	816	(1,040)	(30)
Total recognized in net periodic benefit cost and other comprehensive income	$1,035	$(595)	$699

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2020	2019	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$15,572	$14,235	$9,462	$9,271	$11,986	$13,454
Service cost	—	—	—	61	51	64
Interest cost	406	527	247	333	296	458
Actuarial adjustments	1,242	1,611	784	753	688	(1,117)
Benefits paid	(889)	(801)	(717)	(956)	(802)	(873)
Benefit obligation at end of year	16,331	15,572	9,776	9,462	12,219	11,986
Change in plan assets:
Fair value of plan assets at beginning of year	11,291	10,299	—	—	—	—
Actual return on plan assets	584	1,157	—	—	—	—
Company contributions	892	636	717	956	802	873
Benefits paid	(889)	(801)	(717)	(956)	(802)	(873)
Fair value of plan assets at end of year	11,878	11,291	—	—	—	—
Funded status at end of year	$(4,453)	$(4,281)	$(9,776)	$(9,462)	$(12,219)	$(11,986)

The net amounts recognized in the Consolidated Balance Sheets under the caption “Pension and postretirement benefits” as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2020	2019	2020	2019	2020	2019
Other current liabilities	$—	$—	$687	$703	$931	$1,019
Non-current liabilities	4,453	4,281	9,089	8,759	11,288	10,967
Net amount recognized	$4,453	$4,281	$9,776	$9,462	$12,219	$11,986

Amounts recognized in AOCI as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Total	Total
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Net actuarial loss	$9,252	$8,856	$3,409	$2,744	$1,990	$1,320	$14,651	$12,920
Prior service credit	—	—	—	—	189	43	189	43
Subtotal	9,252	8,856	3,409	2,744	2,179	1,363	14,840	12,963
Less tax effect	—	(2,236)	—	(693)	—	(344)	—	(3,273)
Total	$9,252	$6,620	$3,409	$2,051	$2,179	$1,019	$14,840	$9,690

The fair value of the domestic plans’ assets by asset class are as follows:

		Fair Value Measurements at December 31, 2020
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$6,430	$6,430	$—	$—
Equity securities	4,485	4,485	—	—
Cash	774	774	—	—
Other	189	—	189	—
Total	$11,878	$11,689	$189	$—

		Fair Value Measurements at December 31, 2019
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,267	$5,267	$—	$—
Equity securities	5,518	5,518	—	—
Cash	316	316	—	—
Other	190	—	190	—
Total	$11,291	$11,101	$190	$—

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

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans
2021	$1,439	$695	$943
2022	$1,020	$699	$925
2023	$1,012	$684	$902
2024	$975	$666	$875
2025	$1,044	$648	$835
2026-2030	$4,641	$2,919	$3,541

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

	December 31,
(in thousands)	2020	2019	2018
Net periodic benefit cost:
Service cost	$444	$405	$552
Interest cost	365	397	381
Expected return on plan assets	(530)	(487)	(505)
Recognized net actuarial loss	162	127	139
Settlement	—	—	—
Net periodic benefit cost	441	442	567
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss	368	605	(238)
Reversal of amortization of net actuarial loss	(162)	(127)	(139)
Total recognized in other comprehensive income (loss)	206	478	(377)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$647	$920	$190

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
(in thousands)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$9,990	$8,134	$2,331	$2,290
Service cost	444	405	—	—
Interest cost	295	320	70	77
Actuarial adjustments	686	1,037	111	106
Benefits paid	(743)	(336)	(180)	(178)
Translation adjustment	244	430	117	36
Benefit obligation at end of year	10,916	9,990	2,449	2,331
Change in plan assets:
Fair value of plan assets at beginning of year	10,013	8,243	—	—
Actual return on plan assets	1,044	1,156	—	—
Company contributions	253	515	180	178
Benefits paid	(743)	(336)	(180)	(178)
Translation adjustment	231	435	—	—
Fair value of plan assets at end of year	10,798	10,013	—	—
Funded status at end of year	$(118)	$23	$(2,449)	$(2,331)

The net amounts recognized in the Consolidated Balance Sheets under the caption “Pension and postretirement benefits” as of December 31 were as follows:

	Funded Plans		Unfunded Plans
(in thousands)	2020	2019	2020	2019
Non-current assets	$(31)	$(43)	$—	$—
Other current liabilities	—	—	187	177
Non-current liabilities	149	20	2,262	2,154
Net amount recognized	$118	$(23)	$2,449	$2,331

Net actuarial losses for the foreign funded plans recognized in AOCI were $2.7 million ($2.0 million after-tax) as of December 31, 2020 and $2.6 million ($1.9 million after-tax) as of December 31, 2019. Net actuarial losses for the foreign unfunded plans recognized in AOCI were $0.8 million ($0.6 million after-tax) as of December 31, 2020 and $0.7 million ($0.5 million after-tax) as of December 31, 2019.

The fair value information related to the foreign pension plans’ assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$5,450	$5,450	$—	$—
Equity securities	5,153	5,153	—	—
Other	195	195	—	—
Total	$10,798	$10,798	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$5,194	$5,194	$—	$—
Equity securities	4,669	4,669	—	—
Other	150	150	—	—
Total	$10,013	$10,013	$—	$—

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans
2021	$444	$190
2022	$402	$189
2023	$440	$188
2024	$442	$188
2025	$441	$187
2026-2030	$2,359	$920

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

The accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans
(in thousands)	2020	2019	2020	2019
Projected benefit obligation	$16,331	$15,572	$9,776	$9,462
Accumulated benefit obligation	$16,331	$15,572	$9,776	$9,454
Fair value of plan assets	$11,878	$11,291	$—	$—

	Foreign Plans
	Funded Plans		Unfunded Plans
(in thousands)	2020	2019	2020	2019
Projected benefit obligation	$10,916	$9,990	$2,449	$2,331
Accumulated benefit obligation	$10,447	$9,347	$2,449	$2,331
Fair value of plan assets	$10,798	$10,013	$—	$—

Contributions

In aggregate for both the domestic and foreign plans, we anticipate contributing $0.8 million to the funded pension plans, $0.9 million to the unfunded pension plans, and $0.9 million to the postretirement benefit plans in 2021.

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2020	2019	2020	2019	2020	2019	2020	2019
Discount rate	2.38%	3.15%	2.35%	3.13%	2.47%	3.17%	2.34%	2.92%
Rate of compensation increase	N/A	N/A	3.00%	3.00%	N/A	N/A	2.35%	2.34%

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2020	2019	2020	2019	2020	2019	2020	2019
Discount rate	3.12%	4.28%	3.13%	4.22%	3.19%	4.29%	2.93%	3.68%
Expected return on plan assets	5.50%	5.50%	N/A	N/A	0.00%	0.00%	4.39%	4.55%
Rate of compensation increase	N/A	N/A	3.00%	3.00%	N/A	N/A	2.35%	2.34%

Multi-employer Plans

We contribute to various defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees. The financial risks of participating in these multi-employer pension plans generally include the fact that the unfunded obligations of the plan may be borne by solvent participating employers. In addition, if we were to discontinue participating in some of our multi-employer pension plans, we could be required to pay a withdrawal liability amount based on the underfunded status of the plan. During the year ended December 31, 2019, we finalized the terms of the new collective bargaining agreement with the Teamsters 727 union. The terms included a withdrawal from the underfunded Central States pension plan. Accordingly, for the year ended December 31, 2019, we recorded a charge of $15.5 million, which represents the estimated present value of future contributions we will be required to make to the plan as a result of this withdrawal and $0.2 million of other withdrawal costs. Currently, we do not anticipate triggering any withdrawal from any other multi-employer pension plan to which we currently contribute. We also contribute to defined contribution plans pursuant to collective bargaining agreements, which are generally not subject to the funding risks inherent in defined benefit pension plans. The overall level of contributions to our multi-employer plans may significantly vary from year to year based on the demand for union-represented labor to support our operations. We do not have any minimum contribution requirements for future periods pursuant to our collective bargaining agreements for individually significant multi-employer plans.

Our participation in multi-employer pension plans for 2020 is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2020 and 2019 relates to the plan’s year end as of December 31, 2019 and 2018, respectively, and is based on information received from the plan. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

		Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Viad Contributions			Surcharge Paid	Expiration Date of Collective Bargaining Agreement(s)
(in thousands)	EIN	No.	2020	2019		2020	2019	2018
Pension Fund:
Western Conference of Teamsters Pension Plan	91-6145047	1	Green	Green	No	$2,898	$6,754	$6,471	No	5/31/2021
Southern California Local 831—Employer Pension Fund(1)	95-6376874	1	Green	Green	No	943	3,427	3,087	No	8/31/2021
IBEW Local Union No 357 Pension Plan A	88-6023284	1	Green	Green	No	843	1,074	1,025	No	6/16/2021
Chicago Regional Council of Carpenters Pension Fund	36-6130207	1	Green	Green	Yes	608	2,877	2,876	No	5/31/2024
Electrical Contractors Assoc. Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Plan #2	51-6030753	2	Green	Green	No	509	1,651	927	No	6/6/2021
Machinery Movers Riggers & Mach Erect Local 136 Supplemental Retirement Plan(1)	36-1416355	11	Yellow	Yellow	Yes	337	797	1,328	Yes	6/30/2024
Southwest Carpenters Pension Trust	95-6042875	1	Green	Green	No	195	717	789	No	7/31/2023
Sign Pictorial & Display Industry Pension Plan(1)	94-6278490	1	Green	Green	No	92	768	778	No	3/31/2021
Southern California IBEW-NECA Pension Fund	95-6392774	1	Yellow	Yellow	Yes	89	799	881	Yes	8/31/2021
New England Teamsters & Trucking Industry Pension	04-6372430	1	Red	Red	Yes	42	506	423	No	3/31/2022
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	1	Red	Red	Yes	7	872	1,177	No	3/31/2023
All other funds(2)						963	3,625	3,734
Total contributions to defined benefit plans						7,526	23,867	23,496
Total contributions to other plans						1,066	3,416	2,900
Total contributions to multi-employer plans						$8,592	$27,283	$26,396
(1)	We contributed more than 5% of total plan contributions for the plan year detailed in the plans’ most recent Form 5500s.
(2)	Represents participation in 31 pension funds during 2020.

Other Employee Benefits

We match U.S. employee contributions to the 401(k) Plan with shares of our common stock held in treasury up to 100% of the first 3% of a participant’s salary plus 50% of the next 2%. The expense associated with our match was $1.7 million for 2020, $5.0 million for 2019, and $4.8 million for 2018. In April 2020, we suspended our 401(k) Plan employer match contributions. The employer match was reinstated in October 2020.

Note 19. Restructuring Charges

GES

As part of our efforts to drive efficiencies and simplify our business operations, we took certain restructuring actions designed to simplify and transform GES for greater profitability. In response to the COVID-19 pandemic in 2020, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments. These initiatives included recording restructuring charges related to the elimination of certain positions and facility closures at GES, as well as charges related to the closure and liquidation of GES’ United Kingdom-based audio-visual services business. During 2019, we completed some strategic simplification actions, including a facility consolidation in Las Vegas and other restructuring actions. As a result, we recorded restructuring charges primarily consisting of severance and related benefits as a result of workforce reductions and charges related to the consolidation and downsizing of facilities representing the remaining operating lease obligations (net of estimated sublease income) and related costs.

Other Restructurings

We recorded restructuring charges in connection with the consolidation of certain support functions at our corporate headquarters and certain reorganization activities within Pursuit. These charges primarily consist of severance and related benefits due to headcount reductions and charges related to the downsizing of facilities.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2017	$1,551	$807	$191	$2,549
Restructuring charges	1,457	—	130	1,587
Cash payments	(1,379)	(156)	(181)	(1,716)
Adjustment to liability	410	(451)	(128)	(169)
Balance at December 31, 2018	2,039	200	12	2,251
Restructuring charges	6,071	1,817	492	8,380
Cash payments	(5,169)	(752)	(272)	(6,193)
Adjustment to liability	(6)	74	7	75
Balance at December 31, 2019	2,935	1,339	239	4,513
Restructuring charges	6,563	5,784	1,093	13,440
Cash payments	(7,051)	(2,573)	(1,201)	(10,825)
Non-cash items(1)	—	(1,789)	—	(1,789)
Adjustment to liability	(7)	5	(107)	(109)
Balance at December 31, 2020	$2,440	$2,766	$24	$5,230
(1)	Represents the impact related to the closure and liquidation of GES’ United Kingdom-based audio-visual services business during the year ended December 31, 2020.

As of December 31, 2020, we expect to pay all but $1.6 million of the liabilities related to severance and employee benefits by the end of 2021. The liability related to future lease payments will be paid over the remaining lease terms. Refer to Note 23 – Segment Information, for information regarding restructuring charges by segment.

Note 20. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		December 31,
(in thousands)	Classification on the Consolidated Balance Sheet	2020	2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$82,739	$103,314
Finance lease assets	Property and equipment, net	23,366	25,350
Total lease assets		$106,105	$128,664

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$15,697	$22,180
Finance lease obligations	Current portion of debt and finance lease obligations	2,514	3,386
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	70,150	82,851
Finance lease obligations	Long-term debt and finance lease obligations	20,627	21,871
Total lease liabilities		$108,988	$130,288

The components of lease expense consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$3,662	$2,780
Interest on lease liabilities	1,668	924
Operating lease cost	27,259	26,511
Short-term lease cost	701	1,932
Variable lease cost	5,672	6,271
Total lease cost, net	$38,962	$38,418

Other information related to operating and finance leases are as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,250	$28,146
Operating cash flows from finance leases	$1,948	$502
Financing cash flows from finance leases	$3,543	$2,698
ROU assets obtained in exchange for lease obligations:
Operating leases	$659	$125,755
Finance leases	$2,141	$18,822

	December 31,
	2020	2019
Weighted-average remaining lease term (years):
Operating leases	8.39	8.17
Finance leases	13.97	14.01
Weighted-average discount rate:
Operating leases	6.93%	5.77%
Finance leases	7.99%	7.73%

As of December 31, 2020, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2021	$22,046	$4,405	$26,451
2022	16,567	3,917	20,484
2023	13,489	3,397	16,886
2024	10,314	2,724	13,038
2025	8,994	2,193	11,187
Thereafter	45,101	22,973	68,074
Total future lease payments	116,511	39,609	156,120
Less: Amount representing interest	(30,664)	(16,468)	(47,132)
Present value of minimum lease payments	85,847	23,141	108,988
Current portion	15,697	2,514	18,211
Long-term portion	$70,150	$20,627	$90,777

As of December 31, 2020, the estimated future minimum rentals under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
2021	$1,612
2022	1,089
2023	869
2024	646
2025	493
Thereafter	1,332
Total minimum sublease rents	$6,041

Leases Not Yet Commenced

As of December 31, 2020, we had executed certain facility and land leases for which we did not have control of the underlying assets. Accordingly, we did not record the lease liabilities and ROU assets on our Consolidated Balance Sheets. These leases include future planned attractions for Pursuit that are currently in the planning or development phase and that we expect the lease commencement dates to begin between fiscal years 2021 and 2023 with lease terms of 23 to 47 years.

Note 21. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. During the year ended December 31, 2019, we recorded an $8.5 million charge to resolve a legal dispute at GES involving a former industry contractor. Although the amount of liability as of December 31, 2020 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

On July 18, 2020, an off-road Ice Explorer operated by our Pursuit business was involved in an accident while enroute to the Athabasca Glacier, resulting in three fatalities and multiple other serious injuries. We continue to support the victims and their families, and we are fully cooperating with the applicable regulatory authorities to investigate this accident. We immediately reported the accident to our relevant insurance carriers, who are also supporting the investigation and subsequent claims. Subject to customary deductibles, we believe that our insurance coverage is sufficient to cover potential claims related to this accident.

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of December 31, 2020, we had recorded environmental remediation liabilities of $2.2 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of December 31, 2020, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of December 31, 2020 would be $91.7 million. These guarantees relate to our leased equipment and facilities through January 2040. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

A significant number of our employees are unionized and we are a party to approximately 100 collective bargaining agreements, with approximately one-third requiring renegotiation each year. If we are unable to reach an agreement with a union during the collective bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact our business and results of operations. We believe that relations with our employees are satisfactory and that collective bargaining agreements expiring in 2021 will be renegotiated in the ordinary course of business. Although our labor relations are currently stable, disruptions could occur, with the possibility of an adverse impact on the operating results of GES. During 2019, we finalized the terms of a new collective bargaining agreement with the Teamsters Local 727 union. The terms included a withdrawal from the underfunded Central States Pension Plan. Accordingly, during 2019 we recorded a charge of $15.5 million, which represents the estimated present value of future contributions we will be required to make to the plan as a result of this withdrawal. Refer to Note 18 – Pension and Postretirement Benefits for additional information on specific union-related pension issues.

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $12.4 million as of December 31, 2020, which includes $7.8 million related to workers’ compensation liabilities, and $4.6 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $2.0 million as of December 31, 2020. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $0.8 million as of December 31, 2020. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $5.0 million for 2020, $6.9 million for 2019, and $5.4 million for 2018.

In addition, as of December 31, 2020, we have recorded insurance liabilities of $6.4 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. The $6.4 million is related to workers’ compensation liabilities, which is recorded in other deferred items and liabilities in the Consolidated Balance Sheets with a corresponding receivable in other investments.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2018	$5,909
Net loss attributable to redeemable noncontrolling interest	(821)
Adjustment to the redemption value	1,318
Foreign currency translation adjustment	(234)
Balance at December 31, 2019	6,172
Net loss attributable to redeemable noncontrolling interest	(1,482)
Adjustment to the redemption value	926
Foreign currency translation adjustment	(391)
Balance at December 31, 2020	$5,225

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

Our reportable segments, with reconciliations to consolidated totals, are as follows:
	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenue:
GES:
GES North America	$288,921	$884,105	$866,187
GES EMEA	53,384	216,559	202,990
Intersegment eliminations	(3,680)	(20,741)	(17,140)
Total GES	338,625	1,079,923	1,052,037
Pursuit	76,810	222,813	185,287
Total revenue	$415,435	$1,302,736	$1,237,324
Segment operating income (loss):
GES:
GES North America	$(56,446)	$27,659	$29,981
GES EMEA	(17,451)	8,274	9,621
Total GES	(73,897)	35,933	39,602
Pursuit	(42,343)	54,310	48,915
Segment operating income (loss)	(116,240)	90,243	88,517
Corporate eliminations (1)	65	67	67
Corporate activities	(8,687)	(10,865)	(10,993)
Operating income (loss)	(124,862)	79,445	77,591
Interest income	377	369	354
Interest expense	(18,264)	(14,199)	(9,640)
Multi-employer pension plan withdrawal	(462)	(15,693)	—
Other expense	(1,132)	(1,586)	(1,744)
Restructuring (charges) recoveries:
GES North America	(3,825)	(6,157)	(408)
GES EMEA	(8,522)	(1,731)	(1,049)
Pursuit	(132)	(52)	(140)
Corporate	(961)	(440)	10
Impairment (charges) recoveries:
GES North America	(171,095)	(5,346)	—
GES EMEA	(30,223)	—	—
Pursuit	(1,758)	—	35
Legal settlement:
GES	—	(8,500)	—
Income (loss) from continuing operations before income taxes	$(360,859)	$26,110	$65,009
(1)

Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

	December 31,
(in thousands)	2020	2019	2018
Assets:
GES:
GES North America	$134,162	$475,279	$406,484
GES EMEA	50,644	132,975	111,798
Pursuit	620,413	589,205	357,630
Corporate and other	48,005	121,232	46,629
	$853,224	$1,318,691	$922,541
Depreciation and amortization:
GES:
GES North America	$24,022	$29,321	$30,855
GES EMEA	4,053	6,260	7,071
Pursuit	28,393	23,154	18,690
Corporate and other	97	229	226
	$56,565	$58,964	$56,842
Capital expenditures:
GES:
GES North America	$9,003	$19,099	$19,263
GES EMEA	1,388	7,098	7,065
Pursuit	43,176	49,934	56,865
Corporate and other	—	16	152
	$53,567	$76,147	$83,345

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

	December 31,
(in thousands)	2020	2019	2018
Revenue:
United States	$290,541	$873,213	$850,839
EMEA	56,656	218,404	202,990
Canada	68,238	211,119	183,495
Total revenue	$415,435	$1,302,736	$1,237,324
Long-lived assets:
United States	$173,790	$205,399	$182,140
EMEA	56,996	63,582	48,553
Canada	276,860	277,039	146,064
Total long-lived assets	$507,646	$546,020	$376,757

Note 24. Selected Quarterly Financial Information (Unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information:

2020	2020				2019
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue as previously reported	$306,008	$30,863	$63,072		$285,594	$402,279	$353,743	$321,334
Gross to net correction(1)	(11,350)	(796)	(265)		(12,572)	(25,815)	(1,234)	(20,593)
Revenue as corrected	$294,658	$30,067	$62,807	$27,903	$273,022	$376,464	$352,509	$300,741

Operating income (loss):
Ongoing operations(2)	$(9,400)	$(49,736)	$(6,765)	$(50,274)	$(11,236)	$46,442	$54,822	$141
Business interruption gain	—	—	—	—	—	141	—	—
Corporate activities	(789)	(2,468)	(2,645)	(2,785)	(1,833)	(3,282)	(2,680)	(3,070)
Interest income	79	176	58	64	98	83	79	109
Interest expense	(4,018)	(5,186)	(5,508)	(3,552)	(2,915)	(2,957)	(3,740)	(4,587)
Multi-employer pension plan withdrawal	—	(462)	—	—	—	(15,508)	—	(185)
Other expense, net	(419)	(265)	(210)	(238)	(455)	(456)	(281)	(394)
Restructuring charges	(851)	(260)	(11,259)	(1,070)	(688)	(4,455)	(1,702)	(1,535)
Legal settlement	—	—	—	—	(8,500)	—	—	—
Impairment charges	(88,380)	(114,020)	(676)	—	—	—	—	(5,346)
Income (loss) from continuing operations before income taxes	$(103,778)	$(172,221)	$(27,005)	$(57,855)	$(25,529)	$20,008	$46,498	$(14,867)
Income (loss) from continuing operations attributable to Viad	$(86,131)	$(205,899)	$(29,769)	$(50,448)	$(17,490)	$13,364	$31,557	$(5,315)
Net income (loss) attributable to Viad	$(86,585)	$(206,278)	$(30,758)	$(50,473)	$(17,777)	$13,824	$31,416	$(5,428)
Diluted income (loss) per common share:(3)
Income (loss) from continuing operations attributable to Viad common stockholders	$(4.27)	$(10.17)	$(1.54)	$(2.57)	$(0.88)	$0.65	$1.54	$(0.30)
Net income (loss) attributable to Viad common stockholders	$(4.29)	$(10.19)	$(1.59)	$(2.58)	$(0.89)	$0.67	$1.53	$(0.31)

(1)

The quarterly financial data for the four quarters of 2019 and the first three quarters of 2020 were adjusted for immaterial errors related to the recognition of revenue of GES’ Corporate Accounts’ third-party services. Refer to Note 1 – Overview and Summary of Significant Accounting Policies for additional information. The Company intends to correct for these errors prospectively in subsequent quarterly filings.

(2)	Represents revenue less costs of services and cost of products sold.
(3)	The sum of quarterly income per share amounts may not equal annual income per share due to rounding.

Note 25. Subsequent Event

Sale of Orlando warehouse

On January 25, 2021, we sold a GES warehouse in Orlando and received cash proceeds of approximately $14 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viad Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and mezzanine equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Litigation, Claims, Contingencies, and Other—Self Insurance Reserves —Refer to Notes 1 and 21 to the financial statements

Critical Audit Matter Description

The Company is self-insured up to certain limits for workers’ compensation, automobile, product and general liability claims. Reserves for losses for claims incurred, including actuarially derived estimated claims incurred but not reported, are made by the Company based on historical experience, claims frequency, insurance coverage, and other factors. The Company purchases insurance for amounts in excess of self-insured levels. The aggregate amount of these insurance liabilities related to continuing operations was $18.7 million as of December 31, 2020.

Given the subjectivity of estimating the projected settlement value of reported and unreported claims, auditing the self-insurance reserves involved especially subjective auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists when auditing the self-insurance reserves, and therefore we have identified this as a critical audit matter.

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

Goodwill — GES U.S., GES EMEA, GES Canada, and FlyOver – Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA) margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of goodwill impairment charge, or both. The fair value of GES US, GES EMEA, and GES Canada reporting units did not exceed their carrying values and therefore, the Company recorded total impairment charges across these reporting units of $184 million. The fair value of the FlyOver reporting unit exceeded its carrying value and therefore no impairment was recognized.

Given the significant judgments made by management to estimate the fair value of these reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and EBITDA margins required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rates and forecasts of future revenue and EBITDA margins (“forecasts”) used by management to estimate the fair values of GES U.S., GES EMEA, GES Canada and FlyOver reporting units included the following procedures:

•

We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair values of the reporting units, such as the control related to management’s selection of the discount rates and forecasts.

•

We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results of the Company, (2) internal communications to management, and (3) forecasted information included in industry reports of the Company.

•

With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Phoenix, Arizona

March 1, 2021

We have served as the Company’s auditor since at least 1929; however, an earlier year could not be reliably determined.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting using the criteria described in the “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2020.

Based on our assessment, we concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to our audit of the effectiveness of our internal control over financial reporting, which appears on the following page of this 2020 Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viad Corp

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

March 1, 2021

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, director nomination procedures, and the Audit Committee of our Board of Directors is included in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2021 (the “Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Corporate Governance,” and “Stock Ownership Information,” and are incorporated herein by reference. Information regarding our executive officers is located in Part I, “Other – Information about our Executive Officers” of this 2020 Form 10-K.

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

Item 14. Principal AccountANT Fees and Services

Information regarding principal accountant fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement under the caption “Ratification of the Selection of Deloitte & Touche LLP as Our Independent Registered Public Accounting Firm for 2021” and is incorporated herein by reference.

PART IV

Item 15. Exhibits AND Financial Statement Schedule

(a)	Financial Statements and Schedule

See Index to Financial Statements and Financial Statement Schedule at Item 8 of this 2020 Form 10-K.

(b)	Exhibit Index

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

2.A		Share Purchase Agreement, dated May 27, 2019, by and among Brewster Travel Canada Inc., Jas-Day Investments Ltd., and 2192449 Alberta Ltd.	8-K		2.1	5/30/2019

2.B		Share and Unit Purchase Agreement, dated May 27, 2019, by and among Brewster Travel Canada Inc., Jas-Day Investments Ltd., 2187582 Alberta Ltd., and The Sawridge Hotels Limited Partnership.	8-K		2.2	5/30/2019

3.A		Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004 (SEC File No. 001-11015; SEC Film No. 04961107).	10-Q	6/30/2004	3.A	8/9/2004

3.B		Bylaws of Viad Corp, as amended through December 5, 2013.	8-K		3	12/9/2013

3.C		Certificate of Designations of 5.5% Series A Convertible Preferred Stock.	8-K		3.1	8/5/2020

4.A1		Rights Agreement, dated as of March 30, 2020, between Viad Corp and Equiniti Trust Company, which includes the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Stock as Exhibit B.	8-K		4.1	3/30/2020

4.A2		Amendment to Rights Agreement, dated August 5, 2020, by and between Viad Corp and Equiniti Trust Company.	8-K		10.3	8/5/2020

4.B		Registration Rights Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		4.1	8/5/2020

4.C		Description of Viad Corp’s Securities	10-K	12/31/2019	4.B	2/26/2020

10.A1	+	2007 Viad Corp Omnibus Incentive Plan, filed as Appendix A to Viad Corp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.	DEF 14A			4/13/2012

10.A2	+	Form of Restricted Stock Agreement - Executives, (three-year cliff vesting), effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.A	3/28/2014

10.A3	+	Form of Restricted Stock Units Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.B	3/28/2014

10.A4	+	Form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.F	2/28/2008

10.A5	+	Form of Non-Qualified Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.B	2/26/2010

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.A6	+	Form of Incentive Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.A	2/26/2010

10.A7		Form of Incentive Stock Option Agreement, effective as of August 26, 2020, pursuant to the 2017 Viad Corp Omnibus Incentive Award Plan.	10-Q	9/30/2020	10.7	11/6/2020

10.A8	+	Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.D	3/5/2013

10.A9	+	Amendment to the Viad Corp Performance Unit Incentive Plan, as amended February 27, 2013 pursuant to the 2007 Viad Corp Omnibus Incentive Plan, effective as of February 24, 2016.	8-K		10.B	3/1/2016

10.A10	+	Form of Performance Unit Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.C	3/28/2014

10.A11	+	Form of Performance Unit Agreement, effective as of February 24, 2016, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.A	3/1/2016

10.B1	+	2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	8-K		10.1	5/23/2017

10.B3	+	Form of Restricted Stock Units Agreement, effective as of May 18, 2017, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	8-K		10.4	5/23/2017

10.B4	+	Form of Management Incentive Plan (MIP) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B4	2/28/2018

10.B5	+	Form of Management Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B5	2/28/2018

10.B6	+	Form of Performance Unit Incentive Plan (“PUP”) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B6	2/28/2018

10.B7	+	Form of 2017 Viad Corp Omnibus Incentive Plan Performance Unit Agreement, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B7	2/28/2018

10.B8	+	Form of Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B8	2/28/2018

10.B9	+	Form of Restricted Stock Agreement – Non-Employee Directors, effective as of May 18, 2017, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	8-K		10.2	5/23/2017

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.B10	+	Form of Restricted Stock Agreement – Non-Employee Directors, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	10-K	12/31/2017	10.B10	2/28/2018

10.C1	+	Forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005.	8-K		10.B	8/29/2007

10.C2	+	Form of Viad Corp Executive Severance Plan (Tier I-2013) effective as February 27, 2013.	8-K		10.B	3/5/2013

10.C3	+	Amendment No. 1 to Viad Corp Executive Severance Plan (Tier I), effective as of February 26, 2014.	8-K		10	3/4/2014

10.C4	+	Severance Agreement (No Change in Control) between Viad Corp and Steven W. Moster, effective as of December 3, 2014.	8-K		10.B	12/5/2014

10.C5	+	Severance Agreement (No Change in Control) between Viad Corp and David W. Barry, effective as of April 22, 2015.	10-K	12/31/2015	10.H4	3/11/2016

10.C6	+	Severance Agreement and General Release between Viad Corp and Deborah J. DePaoli, effective as of November 29, 2017.	8-K/A		10.1	12/1/2017

10.C7		Severance Agreement and General Release between Viad Corp and Jay Altizer, effective as of May 22, 2020.	10-Q	3/31/2020	10.1	6/22/2020

10. D1		$450,000,000 Second Amended and Restated Credit Agreement by and among Viad Corp, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated as of October 24, 2018.	8-K		4.1	10/25/2018

10.D2

Amendment No. 1, dated July 23, 2019, to the Second Amended and Restated Credit Agreement, Dated October 24, 2018, between Viad Corp and JPMorgan Chase Bank, N.A., as Lender, as LC Issuer, as Swing Line Lender, and as administrative agent, and other lenders party thereto.

			8-K		4.A2	7/25/2019

10.D3		Amendment No. 2 to $450 million Second Amended and Restated Credit Agreement, dated May 8, 2020.	8-K		4.A3	5/11/2020

10.D4		Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment No. 1 to Security Agreements, dated August 5, 2020, by and among Viad Corp, the guarantors party thereto, JPMorgan Chase Bank, N.A., and the lenders party thereto.	8-K		10.6	8/5/2020

10.E1	+	Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A.	8-K		10.A	8/29/2007

10.F1	+	Viad Corp Defined Contribution Supplemental Executive Retirement Plan, effective as of January 1, 2013.	8-K		10.E	3/5/2013

10.G1	+	Executive Officer Pay Continuation Policy adopted February 7, 2007.	8-K		10.A	2/13/2007

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.H1	+	Viad Corp Directors’ Matching Gift Program, effective as of February 18, 1999.	10-K	12/31/2018	10.H1	2/27/2019

10.I1	+	Form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987.	10-K	12/31/2008	10.1	2/27/2009

10.J1	+ *	Summary of Compensation Program of Non-Employee Directors of Viad Corp, effective as of February 27, 2018.

10.K1		Investment Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		10.1	8/5/2020

10.K2		Stockholders Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		10.2	8/5/2020

10.K3		Form of Indemnification Agreement.	8-K		10.4	8/5/2020

10.K4		Form of Crestview Designee Indemnification Agreement.	8-K		10.5	8/5/2020

21	*	List of Viad Corp Subsidiaries.

23	*	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-8 of its report contained in this Annual Report.

24	*	Power of Attorney signed by Viad Corp Directors.

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document.

101.SCH	****	XBRL Taxonomy Extension Schema Document.

101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith
+	Management contract or compensation plan or arrangement.

Item 16. Form 10-K summary

None.

VIAD CORP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
(in thousands)	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts	Write-Offs	Other(1)	Balance at End of Year
Allowances for doubtful accounts:
December 31, 2018	2,023	414	39	(1,170)	(18)	1,288
December 31, 2019	1,288	1,050	45	(1,182)	(1)	1,200
December 31, 2020	1,200	6,712	17	(2,628)	9	5,310
Deferred tax valuation allowance:
December 31, 2018	4,010	1,230	—	(1,851)	(33)	3,356
December 31, 2019	3,356	884	—	—	36	4,276
December 31, 2020	4,276	77,369	—	—	150	81,795

(1)	“Other” primarily includes foreign exchange translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2021.

VIAD CORP

By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	March 1, 2021	By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer, Director

Principal Financial Officer

Date:	March 1, 2021	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Chief Financial Officer

Principal Accounting Officer

Date:	March 1, 2021	By:	/s/ Leslie S. Striedel
Leslie S. Striedel
Chief Accounting Officer

Directors

Andrew B. Benett*
Brian P. Cassidy*
Denise M. Coll*
Richard H. Dozer*
Virginia L. Henkels*
Edward E. Mace*
Kevin M. Rabbit*
Joshua E. Schechter*

Date:	March 1, 2021	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Attorney-in-Fact
*	Pursuant to power of attorney filed as Exhibit 24 to this 2020 Form 10-K