Form 10-Q
period 2021-03-31
VIAD CORP
filed 2021-05-07
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 3, 2021, there were 20,483,915 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$34,714	$39,545
Accounts receivable, net of allowances for doubtful accounts of $2,791 and $5,310, respectively	18,472	17,837
Inventories	8,406	8,727
Current contract costs	8,781	7,923
Other current assets	18,448	17,225
Total current assets	88,821	91,257
Property and equipment, net	533,614	492,154
Other investments and assets	15,709	15,492
Operating lease right-of-use assets	81,488	82,739
Deferred income taxes	1,445	563
Goodwill	112,947	99,847
Other intangible assets, net	70,631	71,172
Total Assets	$904,655	$853,224
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$20,559	$21,037
Contract liabilities	26,797	18,595
Accrued compensation	9,507	7,030
Operating lease obligations	14,684	15,697
Other current liabilities	25,000	27,039
Current portion of debt and finance lease obligations	2,800	8,335
Total current liabilities	99,347	97,733
Long-term debt and finance lease obligations	367,418	285,356
Pension and postretirement benefits	27,113	27,264
Long-term operating lease obligations	72,878	70,150
Other deferred items and liabilities	62,467	64,628
Total liabilities	629,223	545,131
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding	130,667	128,769
Redeemable noncontrolling interest	5,006	5,225
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	566,643	568,100
Accumulated deficit	(296,317)	(253,164)
Accumulated other comprehensive loss	(26,543)	(30,641)
Common stock in treasury, at cost, 4,456,261 and 4,475,489 shares, respectively	(224,683)	(225,742)
Total Viad stockholders’ equity	56,502	95,955
Non-redeemable noncontrolling interest	83,257	78,144
Total stockholders’ equity	139,759	174,099
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$904,655	$853,224

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2021	2020
Revenue:
Services	$24,900	$264,206
Products	4,035	30,452
Total revenue	28,935	294,658
Costs and expenses:
Costs of services	56,368	273,052
Costs of products	10,775	31,006
Corporate activities	2,005	789
Interest income	(33)	(79)
Interest expense	5,118	4,018
Other expense, net	360	419
Restructuring charges	2,826	851
Impairment charges	—	88,380
Total costs and expenses	77,419	398,436
Loss from continuing operations before income taxes	(48,484)	(103,778)
Income tax benefit	(3,045)	(15,797)
Loss from continuing operations	(45,439)	(87,981)
Income (loss) from discontinued operations	348	(454)
Net loss	(45,091)	(88,435)
Net loss attributable to non-redeemable noncontrolling interest	1,445	1,333
Net loss attributable to redeemable noncontrolling interest	494	517
Net loss attributable to Viad	$(43,152)	$(86,585)
Diluted loss per common share:
Continuing operations attributable to Viad common stockholders	$(2.23)	$(4.27)
Discontinued operations attributable to Viad common stockholders	0.02	(0.02)
Net loss attributable to Viad common stockholders	$(2.21)	$(4.29)
Weighted-average outstanding and potentially dilutive common shares	20,370	20,215
Basic loss per common share:
Continuing operations attributable to Viad common stockholders	$(2.23)	$(4.27)
Discontinued operations attributable to Viad common stockholders	0.02	(0.02)
Net loss attributable to Viad common stockholders	$(2.21)	$(4.29)
Weighted-average outstanding common shares	20,370	20,215
Dividends declared per common share	$—	$0.10
Amounts attributable to Viad common stockholders
Loss from continuing operations	$(43,500)	$(86,131)
Income (loss) from discontinued operations	348	(454)
Net loss	$(43,152)	$(86,585)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net loss	$(45,091)	$(88,435)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	3,977	(28,158)
Change in net actuarial loss, net of tax (1)	177	341
Change in prior service cost, net of tax (1)	(56)	(27)
Comprehensive loss	(40,993)	(116,279)
Non-redeemable noncontrolling interest:
Comprehensive loss attributable to non-redeemable noncontrolling interest	1,445	1,333
Unrealized foreign currency translation adjustments	750	(5,719)
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	494	517
Comprehensive loss attributable to Viad	$(38,304)	$(120,148)

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2020	$37,402	$568,100	$(253,164)	$(30,641)	$(225,742)	$95,955	$78,144	$174,099	$5,225	$128,769
Net loss	—	—	(43,152)	—	—	(43,152)	(1,445)	(44,597)	(494)	—
Dividends on convertible preferred stock	—	(1,898)	—	—	—	(1,898)	—	(1,898)	—	1,898
Capital contribution and distributions to noncontrolling interest	—	—	—	—	—	—	(951)	(951)	142	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(519)	(519)	—	(519)	—	—
Employee benefit plans	—	(1,198)	—	—	1,578	380	—	380	—	—
Share-based compensation - equity awards	—	1,626	—	—	—	1,626	—	1,626	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,977	—	3,977	750	4,727	77	—
Amortization of net actuarial loss, net of tax	—	—	—	177	—	177	—	177	—	—
Amortization of prior service cost, net of tax	—	—	—	(56)	—	(56)	—	(56)	—	—
Acquisitions	—	—	—	—	—	—	6,759	6,759	—	—
Other, net	—	13	(1)	—	—	12	—	12	56	—
Balance, March 31, 2021	$37,402	$566,643	$(296,317)	$(26,543)	$(224,683)	$56,502	$83,257	$139,759	$5,006	$130,667

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (Continued)

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2019	$37,402	$574,473	$122,971	$(35,699)	$(231,649)	$467,498	$79,731	$547,229	$6,172	$—
Net loss	—	—	(86,585)	—	—	(86,585)	(1,333)	(87,918)	(517)	—
Dividends on common stock ($0.10 per share)	—	—	(2,038)	—	—	(2,038)	—	(2,038)	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,526)	(1,526)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(1,059)	(1,059)	—	(1,059)	—	—
Common stock purchased for treasury	—	—	—	—	(2,785)	(2,785)	—	(2,785)	—	—
Employee benefit plans	—	(3,810)	—	—	5,722	1,912	—	1,912	—	—
Share-based compensation - equity awards	—	276	—	—	—	276	—	276	—	—
Unrealized foreign currency translation adjustment	—	—	—	(28,158)	—	(28,158)	(5,719)	(33,877)	(873)	—
Amortization of net actuarial loss, net of tax	—	—	—	341	—	341	—	341	—	—
Amortization of prior service cost, net of tax	—	—	—	(27)	—	(27)	—	(27)	—	—
Other, net	—	(80)	(1)	—	1	(80)	—	(80)	126	—
Balance, March 31, 2020	$37,402	$570,859	$34,347	$(63,543)	$(229,770)	$349,295	$71,153	$420,448	$4,908	$—

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(45,091)	$(88,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,177	15,285
Deferred income taxes	(3,019)	(15,799)
(Income) loss from discontinued operations	(348)	454
Restructuring charges	2,826	851
Impairment charges	—	88,380
Gains on dispositions of property and other assets	(9,250)	(85)
Share-based compensation expense (benefit)	1,763	(2,145)
Other non-cash items, net	(171)	9,342
Change in operating assets and liabilities:
Receivables	(1,284)	15,651
Inventories	351	(711)
Current contract costs	(828)	8,970
Accounts payable	(8,440)	(1,109)
Restructuring liabilities	(2,250)	(1,293)
Accrued compensation	1,364	(20,551)
Contract liabilities	8,148	(12,602)
Income taxes payable	(19)	17,753
Other assets and liabilities, net	10,352	(18,675)
Net cash used in operating activities	(32,719)	(4,719)
Cash flows from investing activities
Capital expenditures	(9,371)	(23,246)
Cash paid for acquisitions, net	(7,415)	—
Proceeds from dispositions of property and other assets	14,106	85
Net cash used in investing activities	(2,680)	(23,161)
Cash flows from financing activities
Proceeds from borrowings	40,860	160,755
Payments on debt and finance lease obligations	(8,310)	(56,077)
Dividends paid on common stock	—	(2,038)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(809)	(1,526)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(519)	(1,059)
Common stock purchased for treasury	—	(2,785)
Proceeds from exercise of stock options	—	2,077
Net cash provided by financing activities	31,222	99,347
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	151	(2,938)
Net change in cash, cash equivalents, and restricted cash	(4,026)	68,529
Cash, cash equivalents, and restricted cash, beginning of year	41,971	62,004
Cash, cash equivalents, and restricted cash, end of period	$37,945	$130,533

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Overview and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or SEC rules and regulations for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 2, 2021 (“2020 Form 10-K”).

The condensed consolidated financial statements include the accounts of Viad and its subsidiaries. We have eliminated all significant intercompany account balances and transactions in consolidation.

Nature of Business

We are a leading provider of experiential leisure travel and live events and marketing experiences with operations in the United States, Canada, the United Kingdom, continental Europe, the United Arab Emirates, and Iceland. We are committed to providing unforgettable experiences to our clients and guests. We operate through two reportable business segments: GES and Pursuit.

GES

GES is a global, full-service provider for live events that partners with show organizers, exhibitors, and brand marketers to create high-value, live events. GES offers a comprehensive range of live event services, from the design and production of compelling, immersive experiences that engage audiences and build brand awareness, to material handling, rigging, electrical, and other on-site event services. In addition, GES offers clients a full suite of audio-visual services from creative and technology to content and design, along with registration, data analytics, engagement, and online tools powered by next generation technologies that help clients easily manage the complexities of their event.

Pursuit

Pursuit is a collection of inspiring and unforgettable travel experiences that include recreational attractions, unique hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services. Pursuit comprises the Banff Jasper Collection, the Alaska Collection, the Glacier Park Collection, and FlyOver.

Impact of COVID-19

Starting in mid-March 2020 and extending through the first quarter of 2021, the COVID-19 pandemic had a significant and negative impact on our operations and financial performance, with live events largely shut down and severe tourism activity disruptions. In response to the COVID-19 pandemic, we implemented aggressive cost reduction measures in 2020 to preserve cash, including furloughs, layoffs, mandatory unpaid time off or salary reductions for all employees, and the reduction of discretionary spending. We also suspended future dividend payments and share repurchases, and we availed ourselves of governmental assistance programs for wages and tax relief.

In August 2020, we secured additional capital to strengthen our liquidity position by entering into an investment agreement with funds managed by private equity firm Crestview Partners who made an initial investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock. Refer to Note 15 – Common and Preferred Stock for further information. In August 2020, we also amended our Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”) to provide financial flexibility, which, among other things waives our financial covenants until September 30, 2022. Refer to Note 12 – Debt and Finance Lease Obligations for further information. During the three months ended March 31, 2021, we continued to preserve cash and closely managed our costs. In connection with the acceleration of COVID-19 vaccination programs in certain of our geographic territories, we began to see early signs of recovery in the travel and hospitality and live event sectors during the first quarter of 2021, with more live event markets opening, smaller scale live events taking place, and an uptick in bookings. Event organizers continue to assess when it will be possible to safely hold larger scale face-to-face live events.

Reclassifications

During the first quarter of 2021, we reorganized GES’ operating segments to represent the changes in how our chief operating decision maker (“CODM”) reviews the financial performance of GES and makes decisions regarding the allocation of resources. As a result, we changed the presentation of certain items in GES’ disaggregation of revenue and reportable segments. Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities and Note 23 – Segment Information for additional information. We reclassed certain prior-year amounts to conform to current-period presentation. Such reclassifications had no impact on our results of operations or cash flows.

Correction to Prior Period Financial Statements

As previously disclosed in our 2020 Form 10-K, we identified prior period errors related to the recognition of revenue of GES’ third-party services. Revenue from these services should have been recorded on a net basis to reflect only the fees received for arranging these services, whereas previously, we recorded this revenue on a gross basis, thus overstating revenue and cost of services by the same amount. As a result, we corrected the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 related to this gross-to-net adjustment. We determined that these errors were not material to the previously issued financial statements. Note 2 – Revenue and Related Contract Costs and Contract Liabilities and Note 23 – Segment Information reflect this correction.

	Three Months Ended March 31, 2020
(in thousands)	Services Revenue	Cost of Services
As previously reported	$275,556	$284,402
Gross to net correction for GES	(11,350)	(11,350)
Total as corrected	$264,206	$273,052

Impact of Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements:

Standard	Description	Date of adoption	Effect on the financial statements
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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly-liquid investments with remaining maturities when purchased of three months or less. Cash and cash equivalents consist of cash and bank demand deposits and money market funds. Investments in money market funds are classified as available-for-sale and carried at fair value. Restricted cash represents collateral required for surety bonds, bank guarantees, and letters of credit.

Cash, cash equivalents, and restricted cash balances presented in the Condensed Consolidated Statements of Cash Flows consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$34,714	$39,545
Restricted cash included in other current assets	3,231	2,426
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$37,945	$41,971

Revenue Recognition

Revenue is measured based on a specified amount of consideration in a contract with a customer, net of commissions paid to customers and amounts collected on behalf of third parties. We recognize revenue when a performance obligation is satisfied by transferring control of a product or delivering the service to a customer.

GES’ service revenue is primarily derived through its comprehensive range of marketing, event production, and other related services to event organizers and corporate brand marketers. GES’ service revenue is earned over time over the duration of the live event, which generally lasts one to three days. Revenue for goods and services provided for which we do not have control of the goods or services before that good or service is transferred to a customer is recorded on a net basis to reflect only the fees received for arranging these services. GES’ product revenue is derived from the build of exhibits and environments and graphics. GES’ product revenue is recognized at a point in time upon delivery of the product.

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

We consider noncontrolling interests with redemption features that are not solely within our control to be redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 54.5% equity ownership interest in Esja Attractions ehf. (“Esja”), which owns the FlyOver Iceland attraction. The Esja shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered mezzanine equity and we report it between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Condensed Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to accumulated deficit and is included in our loss per share.

Refer to Note 22 – Noncontrolling Interest – Redeemable and Non-redeemable for additional information.

Convertible Preferred Stock

We record shares of convertible preferred stock based on proceeds received net of costs on the date of issuance. Redeemable preferred stock (including preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as mezzanine equity and is reported between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets.

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

Our operating and finance leases are primarily facility, equipment, and land leases. Our facility leases comprise mainly manufacturing facilities, sales and design facilities, offices, storage and/or warehouses, and truck marshaling yards. These facility leases generally have lease terms ranging up to 24 years. Our equipment leases comprise mainly vehicles, hardware, and office equipment, each with various lease terms. Our land leases comprise mainly leases in Canada and Iceland on which our hotels or attractions are located and have lease terms ranging up to 46 years.

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

Note 2. Revenue and Related Contract Costs and Contract Liabilities

GES’ performance obligations consist of services or product(s) outlined in a contract. While we often sign multi-year contracts for recurring events, the obligations for each occurrence are well defined and conclude upon the occurrence of each event. The obligations are typically the provision of services and/or sale of a product in connection with a live event. Revenue for goods and services provided for which we do not have control of the goods or services before that good or service is transferred to a customer is recorded on a net basis to reflect only the fees received for arranging these services. We recognize revenue for services generally at the close of the live event. We recognize revenue for products either upon delivery to the customer’s location, upon delivery to an event that we are serving, or when we have the right to invoice. In circumstances where a customer cancels a contract, we generally have the right to bill the customer for costs incurred to date. Payment terms are generally within 30-60 days and contain no significant financing components.

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2020	$18,618
Cash additions	14,338
Revenue recognized	(5,647)
Foreign exchange translation adjustment	(453)
Balance at March 31, 2021	$26,856

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

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2020	$10,835
Additions	4,394
Expenses	(3,237)
Cancelled	(432)
Foreign exchange translation adjustment	34
Balance at March 31, 2021	$11,594

As of March 31, 2021, capitalized contract costs consisted of $0.8 million to obtain contracts and $10.8 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three months ended March 31, 2021 or 2020.

Disaggregation of Revenue

During the first quarter of 2021, we changed GES’ presentation of certain items in the following disaggregation of revenue table to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. All prior periods have been reclassified to conform to this new reporting structure.

The following tables disaggregate GES and Pursuit revenue by major service and product lines, timing of revenue recognition, and markets served:

GES

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Service lines:
Exhibitions and Conferences	$5,835	$201,159
Brand experiences	11,704	68,995
Venue services	1,606	10,981
Total revenue	$19,145	$281,135

Timing of revenue recognition:
Services transferred over time	$17,015	$253,226
Products transferred over time(1)	417	13,027
Products transferred at a point in time	1,713	14,882
Total revenue	$19,145	$281,135

Geographical markets:
North America	$15,858	$242,440
EMEA	3,903	40,684
Intersegment eliminations	(616)	(1,989)
Total revenue	$19,145	$281,135

(1)	GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Pursuit

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Services:
Admissions	$1,484	$4,102
Accommodations	5,150	4,517
Transportation	537	2,056
Travel planning	714	416
Intersegment eliminations	—	(111)
Total services revenue	7,885	10,980
Products:
Food and beverage	1,224	1,649
Retail operations	681	894
Total products revenue	1,905	2,543
Total revenue	$9,790	$13,523

Timing of revenue recognition:
Services transferred over time	$7,885	$10,980
Products transferred at a point in time	1,905	2,543
Total revenue	$9,790	$13,523

Markets:
Banff Jasper Collection	$8,460	$9,799
Alaska Collection	289	151
Glacier Park Collection	578	723
FlyOver	463	2,850
Total revenue	$9,790	$13,523

Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of March 31, 2021, there were 759,578 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation (income) expense:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Performance-based restricted stock units	$140	$(2,635)
Restricted stock awards and restricted stock units	1,244	490
Stock options	379	—
Share-based compensation (income) expense before income tax	1,763	(2,145)
Income tax benefit(1)	(27)	(109)
Share-based compensation (income) expense, net of income tax	$1,736	$(2,254)
(1)

The 2021 income tax benefit amount primarily reflects the tax benefit associated with our Canadian-based employees. There was no income tax benefit associated with our employees in the United States and the United Kingdom due to a valuation allowance on our deferred tax assets within these jurisdictions. Refer to Note 17 – Income Taxes.

Performance-based Restricted Stock Units

Performance-based restricted stock units (“PRSU”) are tied to our stock price and the expected achievement of certain performance-based criteria. The vesting of PRSU shares is based upon the achievement of the performance-based criteria over a three to four-year period. We account for PRSU awards that will be settled in shares of our common stock as equity-based awards. We measure share-based compensation expense of equity-based awards at fair value on the grant date on a straight-line basis over the vesting period. The estimated number of shares to be achieved is updated each reporting period. We account for PRSU awards that will be settled in cash as liability-based awards. We measure share-based compensation expense of liability-based awards at fair value at each reporting date until the date of settlement. Forfeitures are accounted for as they occur.

During the three months ended March 31, 2021, we granted PRSU awards with a grant date fair value of $3.2 million, all of which are payable in shares.

In 2021, PRSU awards granted in 2018 vested; however, as performance metrics were not achieved, no awards were paid in cash or in shares. In 2020, PRSU awards granted in 2017 vested and we paid $2.6 million in cash. No PRSU awards were paid in shares in 2020.

As of March 31, 2021, the unamortized cost of outstanding equity-based PRSU awards was $3.1 million, which we expect to recognize over a weighted-average period of approximately 2.8 years. Liabilities related to liability-based PRSU awards were $0.9 million as of March 31, 2021 and $0.8 million as of December 31, 2020.

The following table summarizes the activity of the outstanding PRSU awards:

	Equity-Based PRSU Awards		Liability-Based PRSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2020	61,208	$57.18	121,485	$56.34
Granted	101,785	$31.28	—	$—
Vested	—	$—	(42,698)	$51.96
Forfeited	—	$—	(703)	$56.97
Balance at March 31, 2021	162,993	$41.01	78,084	$57.12

Service-based Restricted Stock Awards and Restricted Stock Units

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

As of March 31, 2021, the unamortized cost of outstanding equity-based restricted stock awards and restricted stock units was $6.8 million, which we expect to recognize over a weighted-average period of approximately 1.3 years. We repurchased 12,055 shares for $0.5 million during the three months ended March 31, 2021 and 17,674 shares for $1.1 million during the three months ended March 31, 2020 related to tax withholding requirements on vested share-based awards.

Aggregate liabilities related to liability-based restricted stock units were $0.2 million as of March 31, 2021 and $0.2 million as of December 31, 2020. During the three months ended March 31, 2021, 3,174 restricted stock units vested, and we paid $0.1 million in cash. During the three months ended March 31, 2020, 2,815 restricted stock units vested, and we paid $0.2 million in cash.

The following table summarizes the activity of the outstanding restricted stock awards and restricted stock units:

	Equity-Based Restricted Stock Awards		Equity-Based Restricted Stock Units		Liability-Based Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2020	107,107	$53.23	151,261	$19.51	10,459	$51.91
Granted	22,320	$44.80	62,919	$44.79	—	$—
Vested	(37,170)	$53.86	—	$—	(3,174)	$52.24
Forfeited	(1,030)	$56.94	(2,026)	$19.75	—	$—
Balance at March 31, 2021	91,227	$50.87	212,154	$27.00	7,285	$53.34

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

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2020	204,150	$19.98
Granted	137,858	$44.80
Exercised	—	$—
Options outstanding at March 31, 2021	342,008	$29.98	$4,445,085
Options exercisable at March 31, 2021	—	$—	$—
(1)

The aggregate intrinsic value of stock options outstanding represents the difference between our closing stock price at the end of the reporting period and the exercise price, multiplied by the number of in-the-money stock options.

The following table summarizes stock options outstanding and exercisable as of March 31, 2021:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$19.30	150,000	7.75	$19.30	—	$—
$21.85	54,150	6.41	$21.85	—	$—
$44.80	137,858	6.90	$44.80	—	$—
$19.30 - $44.80	342,008	7.20	$29.98	—	$—

The fair value of stock options granted in 2021 was estimated on the date of grant using the Black-Scholes option pricing model.

Following is additional information on stock options granted during the three months ended March 31, 2021 and the underlying assumptions used in assessing fair value:

Three Months Ended
March 31, 2021
Assumptions used to estimate fair value of stock options granted:
Risk-free interest rate	0.50%
Expected term (in years)	4.5
Expected volatility	55.8%
Expected dividend yield	—
Weighted average grant-date fair value per share of options granted	$20.26

As of March 31, 2021, the total unrecognized compensation cost related to non-vested stock option awards was $3.8 million. We expect to recognize such costs over a weighted-average period of approximately 1.9 years.

Note 4. Acquisitions

2021 Acquisitions

Golden Skybridge

On March 18, 2021, we acquired a 60% controlling interest in the Golden Skybridge attraction for total cash consideration of $15 million Canadian dollars (approximately $12 million U.S. dollars), of which $6 million Canadian dollars (approximately $4.8 million U.S. dollars) will be used to fund remaining development and start-up costs. The Golden Skybridge is expected to open in June 2021.

The preliminary recording of the fair value of net assets acquired as of the acquisition date included $2.2 million in property and equipment and $6.8 million in noncontrolling interest. Under the acquisition method of accounting, the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired of $11.8 million was recorded as “Goodwill.” Goodwill is included in the Pursuit business group. The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to future growth opportunities when combined with our other businesses. Goodwill is not deductible for tax purposes. We included these assets in the consolidated financial statements from the date of acquisition.

Due to the recent timing of the acquisition, the purchase price allocation is not yet finalized and is subject to change within the measurement period (up to one year from the acquisition date) as the assessment of acquired assets is finalized.

Transaction costs associated with the acquisition were $0.2 million during 2021, which are included in “Cost of services” in the Condensed Consolidated Statements of Operations.

Note 5. Inventories

We state inventories, which consist primarily of exhibit design and construction materials and supplies, as well as retail inventory, at the lower of cost (first-in, first-out and specific identification methods) or net realizable value.

The components of inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Raw materials	$2,737	$3,362
Finished goods	5,669	5,365
Inventories	$8,406	$8,727

Note 6. Other Current Assets

Other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Prepaid insurance	$4,109	$4,297
Restricted cash	3,231	2,426
Prepaid software maintenance	3,179	3,058
Prepaid vendor payments	1,275	1,835
Income tax receivable	905	337
Prepaid taxes	307	345
Prepaid other	1,423	1,296
Other	4,019	3,631
Other current assets	$18,448	$17,225

Note 7. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Land and land interests	$30,583	$32,849
Buildings and leasehold improvements	382,387	386,751
Equipment and other	411,030	401,288
Gross property and equipment	824,000	820,888
Accumulated depreciation	(354,320)	(352,100)
Property and equipment, net (excluding finance leases)	469,680	468,788
Finance lease ROU assets, net (1)	63,934	23,366
Property and equipment, net	$533,614	$492,154

(1)	The increase in finance lease ROU assets is primarily due to the commencement of Pursuit’s new Sky Lagoon attraction in Iceland during the first quarter of 2021.

Depreciation expense was $10.9 million for the three months ended March 31, 2021 and $12.2 million for the three months ended March 31, 2020.

Property and equipment purchased through accounts payable and accrued liabilities decreased $0.5 million during the three months ended March 31, 2021 and decreased $4.6 million during the three months ended March 31, 2020.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Self-insured liability receivable	$6,358	$6,358
Other mutual funds	3,778	3,457
Contract costs	2,813	2,912
Other	2,760	2,765
Other investments and assets	$15,709	$15,492

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Pursuit
Balance at December 31, 2020	$99,847
Business acquisition	11,776
Foreign currency translation adjustments	1,324
Balance at March 31, 2021	$112,947

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

Although Pursuit’s reporting units continue to operate at a loss due to seasonally closed properties and travel restrictions as a result of the COVID-19 pandemic, we did not record any impairment charges during the first quarter of 2021 as there were no significant changes to our outlook for the future years and the risk profile of the reporting units had not changed.

Given the evolving nature of COVID-19, and the uncertain government and consumer reactions, the estimates and assumptions regarding expected future cash flows, discount rates, and terminal values used in our goodwill impairment analysis require considerable judgment and are based on our current estimates of market conditions, financial forecasts, and industry trends. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results including impairment charges in the future.

Other intangible assets consisted of the following:

		March 31, 2021			December 31, 2020
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	6.3	$37,821	$(26,676)	$11,145	$38,214	$(26,288)	$11,926
Operating contracts and licenses	36.4	42,402	(2,469)	39,933	42,012	(2,405)	39,607
In-place lease	13.1	15,558	(778)	14,780	15,347	(656)	14,691
Tradenames	5.0	5,659	(2,294)	3,365	5,940	(2,435)	3,505
Non-compete agreements	0.8	780	(663)	117	770	(616)	154
Other	6.9	829	(113)	716	818	(102)	716
Total amortized intangible assets		103,049	(32,993)	70,056	103,101	(32,502)	70,599
Indefinite-lived intangible assets:
Business licenses		575	—	575	573	—	573
Other intangible assets		$103,624	$(32,993)	$70,631	$103,674	$(32,502)	$71,172

Intangible asset amortization expense was $1.2 million for the three months ended March 31, 2021 and $2.2 million for the three months ended March 31, 2020. We recorded a non-cash impairment charge to intangible assets of $15.7 million during the three months ended March 31, 2020 related to our United States audio-visual production business. The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve.

At March 31, 2021, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2021	$4,039
2022	5,164
2023	4,500
2024	3,539
2025	2,244
Thereafter	50,570
Total	$70,056

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Continuing operations:
Self-insured liability	$5,450	$5,715
Accrued employee benefit costs	2,879	2,363
Accrued sales and use taxes	1,857	1,547
Accrued interest payable	1,809	3,042
Accrued professional fees	1,635	1,691
Current portion of pension and postretirement liabilities	1,618	1,805
Commissions payable	1,352	903
Accrued restructuring	1,224	2,479
Other taxes	1,824	1,872
Other	4,974	5,123
Total continuing operations	24,622	26,540
Discontinued operations:
Self-insured liability	226	347
Environmental remediation liabilities	61	61
Other	91	91
Total discontinued operations	378	499
Total other current liabilities	$25,000	$27,039

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Continuing operations:
Foreign deferred tax liability	$19,492	$21,336
Multi-employer pension plan withdrawal liability	15,849	15,864
Self-insured liability	7,168	6,662
Self-insured excess liability	6,358	6,358
Accrued compensation	5,309	5,821
Accrued restructuring	2,680	2,751
Other	1,464	1,479
Total continuing operations	58,320	60,271
Discontinued operations:
Environmental remediation liabilities	2,177	2,179
Self-insured liability	1,707	1,639
Other	263	539
Total discontinued operations	4,147	4,357
Total other deferred items and liabilities	$62,467	$64,628

Note 12. Debt and Finance Lease Obligations

The components of debt and finance lease obligations consisted of the following:

	March 31,	December 31,
(in thousands, except interest rates)	2021	2020
2018 Credit Facility, 4.5% weighted-average interest rate at March 31, 2021 and 4.5% at December 31, 2020, due through 2023(1)	$301,094	$266,762
FlyOver Iceland Credit Facility, 4.9% weighted-average interest rate at March 31, 2021 and December 31, 2020, due through 2023(1)	5,695	5,820
FlyOver Iceland Term Loans, 3.8% weighted-average interest rate at March 31, 2021 and December 31, 2020, due through 2024(1)	710	705
Less unamortized debt issuance costs	(2,481)	(2,737)
Total debt(2)	305,018	270,550
Finance lease obligations, 9.0% weighted-average interest rate at March 31, 2021 and 8.0% at December 31, 2020, due through 2067(3)	65,200	23,141
Total debt and finance lease obligations(4)	370,218	293,691
Current portion	(2,800)	(8,335)
Long-term debt and finance lease obligations	$367,418	$285,356
(1)

Represents the weighted-average interest rate in effect at the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.

(2)

The estimated fair value of total debt and finance leases was $329.1 million as of March 31, 2021 and $254.0 million as of December 31, 2020. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.

(3)	The increase in finance lease obligations is primarily due to the commencement of Pursuit’s new Sky Lagoon attraction in Iceland during the first quarter of 2021, which has a 46-year lease term.
(4)	Cash paid for interest on debt was $5.7 million for the three months ended March 31, 2021 and $3.5 million for the three months ended March 31, 2020.

2018 Credit Agreement

Effective October 24, 2018, we entered into the 2018 Credit Agreement. The 2018 Credit Agreement has a maturity date of October 24, 2023 and provides for a $450 million revolving credit facility (“2018 Credit Facility”). The 2018 Credit Facility may be increased up to an additional $250 million under certain circumstances and has a $20 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Our lenders under the 2018 Credit Agreement have a first perfected security interest in all of our personal property.

Effective August 5, 2020, we entered into an amendment to the 2018 Credit Agreement, which, among other things, (i) waives our financial covenants until September 30, 2022 (the “Covenant Waiver Period”) and (ii) requires us to maintain minimum liquidity of $100 million, with liquidity defined as unrestricted cash and available capacity on our 2018 Credit Facility. The Covenant Waiver Period will be in effect until the earlier of September 30, 2022 or the fiscal quarter when our leverage ratio is less than or equal to 4.00 to 1.00. Post Covenant Waiver Period, the maximum leverage ratio will be less than or equal to 4.50 to 1.00 at September 30, 2022 with a step down to less than or equal to 4.00 to 1.00 at December 31, 2022 and thereafter until the maturity date. The minimum interest coverage ratio will be greater than or equal to 2.00 to 1.00 post Covenant Waiver Period and until maturity of the facility. The interest rate on the borrowings is equal to the London Inter-bank Offered Rate (“LIBOR”) plus 350 basis points, with a LIBOR floor of one percent during the Covenant Waiver Period. The LIBOR floor continues until the end of the 2018 Credit Agreement. A revised pricing grid goes into effect after the Covenant Waiver Period ends. Additionally, we are precluded from paying cash dividends, from issuing unsecured debt, and from accessing the $250 million expansion feature during the Covenant Waiver Period. The amendment allows us to make acquisitions under certain conditions. In connection with the amendment, Viad pledged 100% of the capital stock of its wholly-owned domestic subsidiaries and it top-tier foreign subsidiaries (other than Esja). Fees related to the amendment were approximately $1.7 million. As of March 31, 2021, we were in compliance with the amendment.

As of March 31, 2021, capacity remaining under the 2018 Credit Facility was $139.4 million, reflecting borrowings of $301.1 million and $9.5 million in outstanding letters of credit.

We index borrowings under the 2018 Credit Facility to the prime rate or the LIBOR, plus appropriate spreads tied to our leverage ratio. As LIBOR will begin to be phased out in 2021, our 2018 Credit Facility includes a method for determining an alternative or successor rate of interest that gives consideration to the new prevailing market convention. The vast majority of our borrowings under the 2018 Credit Facility are indexed to LIBOR. Commitment fees and letters of credit fees are also tied to our leverage ratio. The fees on the unused portion of the 2018 Credit Facility were 0.50% annually as of March 31, 2021. Only our borrowings under the 2018 Credit Facility and the discount rates we use to account for some leases are indexed to LIBOR. We do not expect the alternative or successor rate to LIBOR to have a material impact on either our 2018 Credit Facility or the accounting for our leases.

FlyOver Iceland Credit Facility

Effective February 15, 2019, FlyOver Iceland ehf., (“FlyOver Iceland”) a wholly-owned subsidiary of Esja, entered into a credit agreement with a €5.0 million (approximately $5.6 million U.S. dollars) credit facility (the “FlyOver Iceland Credit Facility”) with a maturity date of March 1, 2022. The loan proceeds were used to complete the development of the FlyOver Iceland attraction. In response to the COVID-19 pandemic, we entered into an addendum to the FlyOver Iceland Credit Facility effective January 8, 2021 wherein the principal payments were deferred for twelve months beginning December 1, 2020, with the first payment due December 1, 2021. The addendum also extended the maturity date to September 1, 2023. There were no other changes to the terms of the FlyOver Iceland Credit Facility. During the first quarter of 2021, we obtained a waiver of certain covenants to the FlyOver Iceland Credit Facility through December 2021.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$2	$2	$—	$—
Other mutual funds (2)	3,778	3,778	—	—
Total assets at fair value on a recurring basis	$3,780	$3,780	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$2	$2	$—	$—
Other mutual funds (2)	3,457	3,457	—	—
Total assets at fair value on a recurring basis	$3,459	$3,459	$—	$—

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

Note 14. Loss Per Share

The components of basic and diluted loss per share are as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2021	2020
Net loss attributable to Viad (diluted)	$(43,152)	$(86,585)
Convertible preferred stock dividends	(1,898)	—
Adjustment to the redemption value of redeemable noncontrolling interest	(56)	(126)
Net loss allocated to Viad common stockholders (basic)	$(45,106)	$(86,711)
Basic weighted-average outstanding common shares	20,370	20,215
Diluted weighted-average outstanding shares	20,370	20,215
Loss per share:
Basic loss attributable to Viad common stockholders	$(2.21)	$(4.29)
Diluted loss attributable to Viad common stockholders(1)	$(2.21)	$(4.29)

(1)	Diluted loss per share amount cannot exceed basic loss per share.

Diluted loss per common share is calculated using the more dilutive of the two-class method or as-converted method. The two-class method uses net loss available to common stockholders and assumes conversion of all potential shares other than the participating securities. The as-converted method uses net loss and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. We apply the two-class method in calculating loss per common share as unvested share-based payment awards that contain nonforfeitable rights to dividends and preferred stock are considered participating securities. Accordingly, such securities are included in the earnings allocation in calculating loss per share. The adjustment to the carrying value of the redeemable noncontrolling interest is reflected in loss per common share.

We excluded the following weighted-average potential common shares from the calculations of diluted net loss per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Convertible preferred stock (as converted to common stock)	6,494	—
Unvested restricted share-based awards	38	84
Stock options	57	16

Note 15. Common and Preferred Stock

Convertible Series A Preferred Stock

On August 5, 2020, we entered into an Investment Agreement with funds managed by private equity firm Crestview Partners, relating to the issuance of 135,000 shares of newly issued Convertible Series A Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $135 million or $1,000 per share. The $135 million issuance was offset in part by $9.2 million of expenses related to the capital raise. The Investment Agreement also includes a delayed draw commitment of up to $45 million in additional Convertible Series A Preferred Stock, which we may access during the 12 months following the August 5, 2020 closing date on the same terms and conditions as the initial investment. We have classified the convertible preferred stock as mezzanine equity in our Consolidated Balance Sheet due to the existence of certain change in control provisions that are not solely within our control.

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the three months ended March 31, 2021, $1.9 million of dividends were deemed declared and paid in-kind.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future. Prior to the suspension, we repurchased 53,784 shares on the open market for $2.8 million during the three months ended March 31, 2020. As of March 31, 2021, 546,283 shares remain available for repurchase. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(16,686)	$(13,955)	$(30,641)
Other comprehensive income before reclassifications	3,977	—	3,977
Amounts reclassified from AOCI, net of tax	—	121	121
Net other comprehensive income	3,977	121	4,098
Balance at March 31, 2021	$(12,709)	$(13,834)	$(26,543)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(23,799)	$(11,900)	$(35,699)
Other comprehensive loss before reclassifications	(28,158)	—	(28,158)
Amounts reclassified from AOCI, net of tax	—	314	314
Net other comprehensive income (loss)	(28,158)	314	(27,844)
Balance at March 31, 2020	$(51,957)	$(11,586)	$(63,543)

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

Note 17. Income Taxes

The effective tax rate was 6.3% for the three months ended March 31, 2021 and 15.2% for the three months ended March 31, 2020.

The income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The effective tax rate for the three months ended March 31, 2021 was less than the federal statutory rate of 21% primarily as a result of excluding the tax benefits on losses recognized in the United States, United Kingdom, and other European countries where we have a valuation allowance. The effective tax rate for the three months ended March 31, 2020 was less than the federal statutory rate of 21% primarily due to no tax benefit recognized on some of the goodwill impairments.

We paid cash for income taxes of $0.7 million during the three months ended March 31, 2021 and $3.3 million during the three months ended March 31, 2020.

Note 18. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended March 31, 2021 and 2020 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$13	$15	$113	$110
Interest cost	114	160	55	88	76	84
Expected return on plan assets	(27)	(1)	—	—	(125)	(131)
Amortization of prior service credit	—	—	(1)	(36)	—	—
Recognized net actuarial loss	151	135	56	82	49	46
Net periodic benefit cost	$238	$294	$123	$149	$113	$109

We expect to contribute $0.8 million to our funded pension plans, $0.9 million to our unfunded pension plans, and $0.9 million to our postretirement benefit plans in 2021. During the three months ended March 31, 2021, we contributed $0.2 million to our funded pension plans, $0.2 million to our unfunded pension plans, and $0.2 million to our postretirement benefit plans.

Note 19. Restructuring Charges

GES

As part of our efforts to drive efficiencies and simplify our business operations, we took certain restructuring actions designed to simplify and transform GES for greater profitability. In response to the COVID-19 pandemic in 2020, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments. These initiatives resulted in restructuring charges related to the elimination of certain positions and continuing to reduce our facility footprint at GES, as well as charges related to the closure and liquidation of GES’ United Kingdom-based audio-visual services business. In the fourth quarter of 2020, we entered into an agreement with a third-party to outsource the management, cleaning, and storage of the aisle carpeting we use at live events and consequently vacated a facility during the first quarter of 2021.

Other Restructurings

We recorded restructuring charges in connection with the consolidation of certain support functions at our corporate headquarters and certain reorganization activities within Pursuit. These charges primarily consist of severance and related benefits due to headcount reductions and charges related to the downsizing of facilities.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2020	$2,440	$2,766	$24	$5,230
Restructuring charges	64	2,719	43	2,826
Cash payments	(419)	(1,747)	(60)	(2,226)
Non-cash items(1)	—	(1,913)	—	(1,913)
Adjustment to liability	(10)	(18)	15	(13)
Balance at March 31, 2021	$2,075	$1,807	$22	$3,904

(1)

Represents non-cash adjustments related to a write down of certain ROU assets as a result of vacating certain facilities prior to the lease term and the closure and liquidation of GES’ United Kingdom-based audio-visual services business.

As of March 31, 2021, $1.5 million of the liabilities related to severance and employee benefits will remain unpaid by the end of 2021. The liability related to future lease payments will be paid over the remaining lease terms. Refer to Note 23 – Segment Information for information regarding restructuring charges by segment.

Note 20. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		March 31,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2021	2020
Assets:
Operating lease assets	Operating lease ROU assets	$81,488	$82,739
Finance lease assets (1)	Property and equipment, net	63,934	23,366
Total lease assets		$145,422	$106,105

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$14,684	$15,697
Finance lease obligations	Current portion of debt and finance lease obligations	2,519	2,514
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	72,878	70,150
Finance lease obligations (1)	Long-term debt and finance lease obligations	62,681	20,627
Total lease liabilities		$152,762	$108,988
(1)

The increase in finance lease assets and obligations is primarily due to the commencement of Pursuit’s new Sky Lagoon attraction in Iceland during the first quarter of 2021, which has a 46-year lease term.

During the three months ended March 31, 2021, we recorded a write down of certain ROU assets as a result of vacating certain facilities prior to the lease term.

The components of lease expense consisted of the following:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Finance lease cost:
Amortization of ROU assets	$1,070	$918
Interest on lease liabilities	1,315	417
Operating lease cost	6,270	6,727
Short-term lease cost	261	310
Variable lease cost	942	1,699
Total lease cost, net	$9,858	$10,071

Other information related to operating and finance leases are as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,153	$6,529
Operating cash flows from finance leases	$274	$160
Financing cash flows from finance leases	$710	$777
ROU assets obtained in exchange for lease obligations:
Operating leases	$6,299	$779
Finance leases	42,907	$730

	March 31,	December 31,
	2021	2020
Weighted-average remaining lease term (years):
Operating leases	8.21	8.39
Finance leases	35.44	13.97
Weighted-average discount rate:
Operating leases	7.02%	6.93%
Finance leases	9.04%	7.99%

As of March 31, 2021, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2021	$16,616	$5,948	$22,564
2022	16,932	7,927	24,859
2023	13,847	7,407	21,254
2024	11,982	6,735	18,717
2025	10,689	6,204	16,893
Thereafter	52,037	189,245	241,282
Total future lease payments	122,103	223,466	345,569
Less: Amount representing interest	(34,541)	(158,266)	(192,807)
Present value of minimum lease payments	87,562	65,200	152,762
Current portion	14,684	2,519	17,203
Long-term portion	$72,878	$62,681	$135,559

As of March 31, 2021, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
Remainder of 2021	$1,180
2022	1,088
2023	869
2024	646
2025	493
Thereafter	1,333
Total minimum rents	$5,609

Lease Not Yet Commenced

As of March 31, 2021, we had executed a facility lease for which we did not have control of the underlying assets. Accordingly, we did not record the lease liability and ROU asset on our Condensed Consolidated Balance Sheets. This lease is for the new FlyOver Attraction, FlyOver Canada Toronto. We expect the lease commencement date to begin in fiscal year 2022 with a lease term of 22 years.

Note 21. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of March 31, 2021 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of March 31, 2021, we had recorded environmental remediation liabilities of $2.2 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of March 31, 2021, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of March 31, 2021 would be $90.0 million. These guarantees relate to our leased equipment and facilities through January 2040. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

A significant number of our employees are unionized and we are a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If we are unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact our business and results of operations. We believe that relations with our employees are satisfactory and that collective-bargaining agreements expiring in 2021 will be renegotiated in the ordinary course of business. Although our labor relations are currently stable, disruptions could occur, with the possibility of an adverse impact on the operating results of GES.

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $12.6 million as of March 31, 2021, which includes $7.9 million related to workers’ compensation liabilities, and $4.7 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $1.9 million as of March 31, 2021. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.5 million as of March 31, 2021. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $0.2 million for the three months ended March 31, 2021 and $1.5 million for the three months ended March 31, 2020.

In addition, as of March 31, 2021, we have recorded insurance liabilities of $6.4 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. The $6.4 million is related to workers’ compensation liabilities, which is recorded in other deferred items and liabilities in the Condensed Consolidated Balance Sheets with a corresponding receivable in other investments.

Note 22. Noncontrolling Interest – Redeemable and Non-redeemable

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Through Esja and its wholly-owned subsidiary, we are operating a FlyOver Iceland attraction.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2020	$5,225
Net loss attributable to redeemable noncontrolling interest	(494)
Adjustment to the redemption value	56
Capital contribution	142
Foreign currency translation adjustment	77
Balance at March 31, 2021	$5,006

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2020	$13,953	$51,295	$12,896	$78,144
Net loss attributable to non-redeemable noncontrolling interest	(729)	(87)	(629)	(1,445)
Acquisitions	—	6,759	—	6,759
Dividends	—	(951)	—	(951)
Foreign currency translation adjustments	2	654	94	750
Balance at March 31, 2021	$13,226	$57,670	$12,361	$83,257
Equity ownership interest that we do not own	20%	40%	49%

(1)	Includes Mountain Park Lodges and our recently acquired Golden Skybridge at Brewster, part of the Banff Jasper Collection.

Note 23. Segment Information

We measure the profit and performance of our operations on the basis of segment operating income or loss, which excludes restructuring charges and recoveries and impairment charges. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization and share-based compensation expense are the only significant non-cash items for the reportable segments.

During the first quarter of 2021, we reorganized GES’ operating segments to represent the changes in how our CODM reviews the financial performance of GES and makes decisions regarding the allocation of resources. Accordingly, GES is now a single reportable segment. We made no changes to the Pursuit reportable segment.

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Revenue:
GES	$19,145	$281,135
Pursuit	9,790	13,523
Total revenue	$28,935	$294,658
Segment operating income (loss):
GES	$(19,904)	$10,858
Pursuit	(18,321)	(20,274)
Segment operating loss	(38,225)	(9,416)
Corporate eliminations (1)	17	16
Corporate activities	(2,005)	(789)
Operating loss	(40,213)	(10,189)
Interest income	33	79
Interest expense	(5,118)	(4,018)
Other expense	(360)	(419)
Restructuring charges:
GES	(2,783)	(656)
Pursuit	(23)	(1)
Corporate	(20)	(194)
Impairment charges:
GES	—	(86,623)
Pursuit	—	(1,757)
Loss from continuing operations before income taxes	$(48,484)	$(103,778)
(1)

Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Note 24. Subsequent Event

On April 30, 2021, we opened Pursuit’s new Sky Lagoon attraction in Reykjavik, Iceland.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “seek,” “aim,” “potential,” “target,” “outlook,” and similar expressions are intended to identify our forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, initiatives, intentions, or goals also are forward-looking statements. These forward-looking statements are not historical facts and are subject to a host of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those in the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Risk Factors” (Part I, Item 1A) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”), as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC. Such risks, uncertainties, and other important factors include, among others: the short- and longer-term effects of the COVID-19 pandemic, including the demand for travel, event business and travel experiences, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any future resurgence, including limiting or banning travel; the impact of the COVID-19 pandemic, or any future resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; and the pace of recovery following the COVID-19 pandemic or any future resurgence.

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

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, refer to Item 1A, “Risk Factors,” of our 2020 Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement except as required by applicable law or regulation.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our 2020 Form 10-K and the condensed consolidated financial statements and related notes included in this Form 10-Q. The MD&A is intended to assist in understanding our financial condition and results of operations.

Overview

We are a leading provider of experiential leisure travel and live events and marketing experiences with operations in the United States, Canada, the United Kingdom, continental Europe, the United Arab Emirates, and Iceland. We are committed to providing unforgettable experiences to our clients and guests.

We operate through two reportable business segments: GES and Pursuit:

•	GES is a global, full-service live events company providing exhibition and conference services, brand experiences, and on-site venue services to the world’s leading brands and event organizers.
•	Pursuit is an attractions and hospitality company that provides a collection of inspiring and unforgettable experiences in iconic destinations.

COVID-19 Pandemic

Starting in mid-March 2020 and extending through the first quarter of 2021, the COVID-19 pandemic had a significant and negative impact on our operations and financial performance, with live events largely shut down and severe tourism activity disruptions. In response to the COVID-19 pandemic, we implemented aggressive cost reduction measures in 2020 to preserve cash, including furloughs, layoffs, mandatory unpaid time off or salary reductions for all employees, and the reduction of discretionary spending. We also suspended future dividend payments and share repurchases, and we availed ourselves of governmental assistance programs for wages and tax relief.

In August 2020, we secured additional capital to strengthen our liquidity position by entering into an investment agreement with funds managed by private equity firm Crestview Partners who made an initial investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock. Refer to Note 15 – Common and Preferred Stock of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information. In August 2020, we also amended our Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”) for our $450 million revolving credit facility (the “2018 Credit Facility”) to provide financial flexibility, which, among other things waives our financial covenants until September 30, 2022. Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information.

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

Seasonality

GES’ live event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows. Some shows are not held annually and some shift between quarters. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next. Live event activity was largely cancelled or postponed after mid-March 2020 and continuing into 2021 due to the COVID-19 pandemic.

Pursuit experiences peak activity during the summer months. We experienced lower visitation to Pursuit’s properties in 2020 due to the COVID-19 pandemic as travel restrictions and border closures largely remained in place. We seasonally closed Pursuit’s non-year-round properties during the first quarter of 2021; however, temporary government mandated closures occurred at FlyOver Canada and FlyOver Iceland during the first quarter.

Results of Operations

Financial Highlights

	Three Months Ended
	March 31,
(in thousands, except per share data)	2021	2020	% Change
Total revenue (1)	$28,935	$294,658	(90.2)%
Net loss attributable to Viad	$(43,152)	$(86,585)	50.2%
Segment operating loss (2)	$(38,225)	$(9,416)	**
Diluted loss per common share from continuing operations attributable to Viad common stockholders	$(2.23)	$(4.27)	47.8%

** Change is greater than +/- 100%

(1)

As previously disclosed in our 2020 Form 10-K, we identified prior period errors related to the recognition of revenue of GES’ third-party services. Revenue from these services should have been recorded on a net basis to reflect only the fees received for arranging these services, whereas previously, we recorded this revenue on a gross basis, thus overstating revenue and cost of services by the same amount. As a result, GES’ 2020 revenue has been corrected to reflect this immaterial gross-to-net adjustment. Refer to Note 1 – Overview and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

(2)

Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating loss, to the most directly comparable GAAP measure.

•

Total revenue decreased $265.7 million, primarily due to the impact of the COVID-19 pandemic as GES experienced show postponements and cancellations starting in mid-March 2020. Live events remained largely shut down during the first quarter of 2021. Pursuit temporarily closed its properties in mid-March 2020 through the remainder of the first quarter of 2020. Most of Pursuit’s year-round properties were open during the first quarter of 2021, although there was lower visitation due in part to capacity restrictions in addition to temporary government mandated closures at FlyOver Canada and FlyOver Iceland.

•

Net loss attributable to Viad improved $43.4 million, primarily due to impairment charges of $88.4 million recorded during the three months ended March 31, 2020, offset in part by higher segment operating loss in 2021.

•

Total segment operating loss(2) increased $28.8 million, primarily due to lower revenue at GES and Pursuit as a result of the COVID-19 pandemic in addition to the elimination of performance-based incentives in 2020, offset in part by a $9.1 million gain on sale of a GES warehouse in Orlando.

Foreign Exchange Rate Variances

We conduct our foreign operations primarily in Canada, the United Kingdom, Iceland, the Netherlands, Germany, and to a lesser extent, in certain other countries.

The following table summarizes the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating loss from our significant international operations for the three months ended March 31, 2021 and 2020:

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2021	2020	(in thousands)	2021	2020	(in thousands)
GES:
Canada (CAD)	$0.79	$0.73	$54	$0.79	$0.73	$(50)
United Kingdom (GBP)	$1.38	$1.28	158	$1.38	$1.28	(180)
Europe (EUR)	$1.20	$1.10	20	$1.20	$1.10	(71)
			232			(301)
Pursuit:
Canada (CAD)	$0.79	$0.75	$541	$0.79	$0.74	$(509)
Iceland (ISK)	$0.01	$0.01	2	$0.01	$0.01	(33)
			$543			$(542)
			$775			$(843)

Revenue and segment operating loss were primarily impacted by variances of the British pound, the Canadian dollar, the Euro, and the Icelandic krona relative to the U.S. dollar. Future changes in exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating loss are translated into U.S. dollars.

Analysis of Revenue and Operating Results by Reportable Segment

GES

During the first quarter of 2021, we reorganized GES’ operating segments to represent the changes in how our chief operating decision maker (“CODM”) reviews the financial performance of GES and makes decisions regarding the allocation of resources. Accordingly, GES is now a single reportable segment.

The following table presents a comparison of GES’ reported revenue and segment operating income (loss) to organic revenue(1) and organic segment operating income (loss)(1) for the three months ended March 31, 2021 and 2020.

	Three Months Ended				Three Months Ended
	March 31, 2021				March 31, 2020			Change vs. 2020
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(2)	As Reported	Organic(2)
Total GES revenue(1)	$19,145	$—	$232	$18,913	$281,135	$—	$281,135	(93.2)%	(93.3)%
Total GES segment operating income (loss)(3)	$(19,904)	$—	$(301)	$(19,603)	$10,858	$—	$10,858	**	**

** Change is greater than +/- 100%

(1)

As previously disclosed in our 2020 Form 10-K, we identified prior period errors related to the recognition of revenue of GES’ third-party services. Revenue from these services should have been recorded on a net basis to reflect only the fees received for arranging these services, whereas previously, we recorded this revenue on a gross basis, thus overstating revenue and cost of services by the same amount. As a result, GES’ 2020 revenue has been corrected to reflect this immaterial gross-to-net adjustment. Refer to Note 1 – Overview and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

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

(3)

Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

GES revenue decreased $262.0 million, primarily due to show postponements and cancellations as a result of the COVID-19 pandemic. Live events remained largely shut down during the first quarter of 2021. Revenue earned during 2021 was primarily driven by virtual and hybrid events completed during the first quarter of 2021. Revenue earned during 2020 was primarily driven by shows completed during Q1 2020 before the onset of the pandemic and compensation for work completed on cancelled shows. Organic revenue* decreased  $262.2 million.

GES segment operating loss was $19.9 million during the three months ended March 31, 2021 as compared to income of $10.9 million during the three months ended March 31, 2020. The 2021 loss is primarily due to the decrease in revenue, offset in part by the reduction in operating costs by reducing wages and discretionary costs and a $9.1 million gain on sale of a GES warehouse in Orlando. Organic segment operating loss* was $19.6 million during the three months ended March 31, 2021 as compared to income of $10.9 million during the three months ended March 31, 2020.

* Refer to footnote (2) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating loss.

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating loss to organic revenue(3) and organic segment operating loss(3) for the three months ended March 31, 2021 and 2020.

	Three Months Ended				Three Months Ended
	March 31, 2021				March 31, 2020			Change vs. 2020
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue(1):
Pursuit:
Attractions	$2,256	$—	$127	$2,129	$5,278	$—	$5,278	(57.3)%	(59.7)%
Hospitality	6,941	—	393	6,548	5,981	—	5,981	16.1%	9.5%
Transportation	533	—	31	502	2,146	—	2,146	(75.2)%	(76.6)%
Travel Planning	60	—	4	56	199	—	199	(69.8)%	(71.9)%
Intra-Segment Eliminations & Other	—	—	(12)	12	(81)	—	(81)	(100.0)%	**
Total Pursuit	$9,790	$—	$543	$9,247	$13,523	$—	$13,523	(27.6)%	(31.6)%

Segment operating loss(4):
Total Pursuit	$(18,321)	$(75)	$(542)	$(17,704)	$(20,274)	$—	$(20,274)	9.6%	12.7%

(1)

Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.

(2)	Acquisitions include the Golden Skybridge (acquired March 2021). The Golden Skybridge is expected to open in June 2021.
(3)

Organic revenue and organic segment operating loss are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating loss, see the “Non-GAAP Measures” section of this MD&A.

(4)

Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating loss, to the most directly comparable GAAP measure.

Pursuit revenue decreased $3.7 million or 27.6%, primarily due to the impact of the COVID-19 pandemic as travel restrictions and border closures largely remained in place throughout the first quarter of 2021. Most of Pursuit’s year-round attractions and properties were open during the first quarter of 2021, although there was lower visitation due in part to capacity restrictions in addition to temporary government mandated closures at FlyOver Canada and FlyOver Iceland. In 2020, Pursuit temporarily closed its properties in mid-March 2020 through the end of the first quarter of 2020. Organic revenue* decreased $4.3 million or 31.6% during the three months ended March 31, 2021.

Pursuit segment operating loss improved $2.0 million or 9.6%, primarily due to the reduction in operating costs through efforts to maximize profitability in addition to wage subsidies granted by the Canadian government. Organic segment operating loss* decreased $2.6 million.

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

The following table provides Pursuit’s same-store key performance indicators. The same-store metrics indicate the performance of all Pursuit’s properties and attractions that we owned and operated at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located outside of the United States, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. We believe this same-store constant currency basis provides better comparability between reporting periods.

	Three Months Ended
	March 31,
	2021	2020	Change vs. 2020
Same-Store Key Performance Indicators
Attractions:
Number of visitors	57,486	163,754	(64.9)%
Revenue per attraction visitor	$38	$33	15.2%
Effective ticket price	$27	$26	3.8%
Hospitality:
Room nights available (1)	107,021	91,419	17.1%
RevPAR (1)	$43	$50	(14.0)%
ADR	$101	$102	(1.0)%
Occupancy (1)	43.1%	48.4%	(5.3)%
(1)	The rooms that were out of service as a result of property closures due to the COVID-19 pandemic were excluded from room nights available when calculating hospitality RevPAR and occupancy.

For the health and well-being of our employees, guests, and community, Pursuit’s year-round attractions and lodging properties were closed temporarily starting in mid-March 2020 and remained closed during the remainder of the first quarter of 2020. We seasonally closed Pursuit’s non-year-round properties during the first quarter of 2021.

Attractions. The decrease in same-store visitors was driven by lower visitation due to the continued border closures and travel restrictions as a result of the COVID-19 pandemic in addition to the temporary government mandated closures at FlyOver Canada and FlyOver Iceland during the first quarter of 2021. Revenue per attraction increased due to higher effective ticket prices and ancillary revenue.

Hospitality. Room nights available increased as most of Pursuit’s year-round properties were open during the first quarter of 2021 whereas in 2020, Pursuit temporarily closed its properties in mid-March 2020 through the end of the first quarter of 2020. The decrease in RevPAR was primarily driven by lower demand at the Mount Royal Hotel and Elk + Avenue Hotel in Banff as a result of the COVID-19 pandemic.

Pursuit is largely dependent on foreign customer visitation. Travel restrictions and border closures due to the COVID-19 pandemic have negatively affected long-haul travelers to Canada. Additionally, the strengthening or weakening of the Canadian dollar, relative to other currencies could affect customer volumes and the results of operations.

Other Expenses

	Three Months Ended
	March 31,
(in thousands)	2021	2020	Change vs. 2020
Corporate activities	$2,005	$789	**
Interest expense	$5,118	$4,018	27.4%
Other expense, net	$360	$419	(14.1)%
Restructuring charges	$2,826	$851	**
Impairment charges	$—	$88,380	(100.0)%
Income tax benefit	$(3,045)	$(15,797)	80.7%
Income (loss) from discontinued operations	$348	$(454)	**

** Change is greater than +/- 100%

Corporate Activities – The increase in corporate activities expense during the three months ended March 31, 2021 was primarily due to lower performance-based compensation expense in 2020 as we reduced our estimated performance achievement to zero as a result of COVID-19, offset in part by lower headcount in 2021.

Interest Expense – The increase in interest expense during the three months ended March 31, 2021 was primarily due to higher debt balances in 2021.

Restructuring Charges – Restructuring charges during the three months ended March 31, 2021 were primarily related to facility closures at GES. In response to the COVID-19 pandemic in 2020, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments. Restructuring charges during the three months ended March 31, 2020 were primarily related to the elimination of certain positions at GES and our corporate office in response to the COVID-19 pandemic. In the fourth quarter of 2020, we entered into an agreement with a third-party to outsource the management, cleaning, and storage of the aisle carpeting we use at live events and consequently vacated a facility during the first quarter of 2021.

Impairment Charges – Due to the deteriorating macroeconomic environment related to the COVID-19 pandemic, resulting in disruptions to our operations and the decline in our stock price, we recorded non-cash goodwill impairment charges of $72.7 million during the three months ended March 31, 2020 related to GES and Pursuit’s Glacier Park Collection reporting units and a non-cash impairment charge to intangible assets of $15.7 million related to GES’ United States audio-visual production business.

Income Tax Benefit – The effective tax rate was 6.3% for the three months ended March 31, 2021 and 15.2% for the three months ended March 31, 2020. The rate for the three months ended March 31, 2021 was lower than the blended statutory rate primarily as a result of excluding the tax benefit on losses recognized in the United States, the United Kingdom and other European countries where we have a valuation allowance. The rate for the three months ended March 31, 2020 was lower than the blended statutory rate due to no tax benefit recognized on some of the goodwill impairments.

Income (Loss) from Discontinued Operations – Income from discontinued operations during the three months ended March 31, 2021 was primarily due to an insurance recovery related to a previously sold operation, offset in part by legal expenses. Loss from discontinued operations during the three months ended March 31, 2020 was primarily due to legal expenses related to previously sold operations.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $37.9 million as of March 31, 2021, as compared to $42.0 million as of December 31, 2020. Our total available liquidity was $219.1 million, including the available capacity on our 2018 Credit Facility of $139.4 million, unrestricted cash of $34.7 million, and an additional $45.0 million available through the delayed draw commitment from Crestview Partners. During the three months ended March 31, 2021, we used net cash from operating activities of $32.7 million. We believe that our existing sources of liquidity will be sufficient to fund operations and capital commitments, including approximately $60 million in capital expenditures in select maintenance and growth investments, for at least the next 12 months.

On August 5, 2020, we entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”) who made an initial investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock that carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option (the “Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $21.25 per share. The Investment Agreement also includes a delayed draw commitment of up to $45 million in additional Convertible Preferred Stock, which we may access during the 12 months following the August 5, 2020 closing date on the same terms and conditions as the initial investment. The proceeds from Crestview’s initial investment were used to repay a portion of our 2018 Credit Facility, providing us additional short-term liquidity to fund capital expenditures, and to support general corporate purposes. On August 5, 2020, we entered into an amendment to our 2018 Credit Agreement, which, among other things, (i) waives our financial covenants until September 30, 2022 (the “Covenant Waiver Period”) and (ii) requires us to maintain minimum liquidity of $100 million, with liquidity defined as unrestricted cash and available capacity on our 2018 Credit Facility. The interest rate on the borrowings is equal to the London Interbank Offered Rate (“LIBOR”) plus 350 basis points, with a LIBOR floor of one percent during the Covenant Waiver Period. The LIBOR floor continues until the end of the 2018 Credit Agreement. Viad pledged 100% of the capital stock of its wholly-owned domestic subsidiaries and its top-tier foreign subsidiaries (other than Esja Attractions ehf.). Fees related to the amendment were approximately $1.7 million.

As of March 31, 2021, we held approximately $32.0 million of our cash and cash equivalents outside of the United States, consisting of $17.8 million in Canada, $6.1 million in the United Kingdom, $3.8 million in the Netherlands, and $4.3 million in certain other countries.

Cash Flows

Operating Activities

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net loss	$(45,091)	$(88,435)
Depreciation and amortization	13,177	15,285
Deferred income taxes	(3,019)	(15,799)
(Income) loss from discontinued operations	(348)	454
Restructuring charges	2,826	851
Impairment charges	—	88,380
Gains on dispositions of property and other assets	(9,250)	(85)
Share-based compensation expense (benefit)	1,763	(2,145)
Other non-cash items	(171)	9,342
Changes in assets and liabilities	7,394	(12,567)
Net cash used in operating activities	$(32,719)	$(4,719)

The increase in net cash used in operating activities of $28.0 million was due to losses at GES and Pursuit as a result of the COVID-19 pandemic, offset in part by a reduction in working capital needed to support lower business volumes and active working capital management.

Investing Activities

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Capital expenditures	$(9,371)	$(23,246)
Cash paid for acquisitions, net	(7,415)	—
Proceeds from dispositions of property and other assets	14,106	85
Net cash used in investing activities	$(2,680)	$(23,161)

The decrease in net cash used in investing activities of $20.5 million was primarily due to proceeds from the sale of a GES warehouse in Orlando during the first quarter of 2021 and a decrease in capital expenditures.

Financing Activities

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Proceeds from borrowings	$40,860	$160,755
Payments on debt and finance lease obligations	(8,310)	(56,077)
Dividends paid on common stock	—	(2,038)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(809)	(1,526)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(519)	(1,059)
Common stock purchased for treasury	—	(2,785)
Proceeds from exercise of stock options	—	2,077
Net cash provided by financing activities	$31,222	$99,347

The decrease in net cash provided by financing activities of $68.1 million was primarily due to net debt proceeds of $32.6 million during the three months ended March 31, 2021 compared to net debt proceeds of $104.7 million during the three months ended March 31, 2020 under the 2018 Credit Facility.

Debt and Finance Lease Obligations

Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion, all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future. Prior to the suspension, we repurchased 53,784 shares on the open market for $2.8 million during the three months ended March 31, 2020. As of March 31, 2021, 546,283 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date.

Additionally, we repurchased shares related to tax withholding requirements on vested restricted share-based awards.

Critical Accounting Policies and Estimates

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) of our 2020 Form 10-K, for a discussion of our critical accounting policies and estimates.

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Overview and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information.

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

•

“Segment operating income (loss)” is net loss attributable to Viad before loss from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment charges, and the reduction for income attributable to noncontrolling interest. Segment operating income (loss) is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of segment operating income (loss) to loss from continuing operations before income taxes.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $12.7 million as of March 31, 2021 and $16.7 million as of December 31, 2020. We recorded unrealized foreign currency translation gains in other comprehensive income of $4.0 million during the three months ended March 31, 2021 and unrealized foreign currency translation losses of $28.2 million during the three months ended March 31, 2020.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of March 31, 2021 and December 31, 2020, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations.

We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding our legal proceedings.

Item 1A. Risk Factors

In addition to other information set forth in this report, careful consideration should be given to the factors discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Form 10-K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended March 31, 2021 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	—	$—	—	546,283
February 1, 2021 - February 28, 2021	12,024	$43.05	—	546,283
March 1, 2021 - March 31, 2021	31	$41.84	—	546,283
Total	12,055	$43.05	—	546,283

Pursuant to previously announced authorizations, our Board of Directors authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended future dividend payments and our share repurchase program for the foreseeable future. The Board of Directors’ authorization does not have an expiration date. During the first quarter of 2021, certain previously owned shares of common stock were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.1		Form of Restricted Stock Units Agreement, by and between Viad Corp and each of Steven W. Moster and Ellen M. Ingersoll, dated February 16, 2021.	8-K		10.1	2/17/2021

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended March 31, 2021.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended March 31, 2021.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ended March 31, 2021.

101.INS	***	Inline XBRL Instance Document

101.SCH	****	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The Inline XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

May 7, 2021	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer (Duly Authorized Officer)