Form 10-Q
period 2021-06-30
VIAD CORP
filed 2021-08-09
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

Commission file number: 001-11015

Viad Corp

(Exact name of registrant as specified in its charter)

Delaware	36-1169950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7000 East 1st Avenue Scottsdale, Arizona	85251-4304
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2021, there were 20,493,380 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$37,037	$39,545
Accounts receivable, net of allowances for doubtful accounts of $1,710 and $5,310, respectively	24,696	17,837
Inventories	11,424	8,727
Current contract costs	12,331	7,923
Other current assets	22,822	17,225
Total current assets	108,310	91,257
Property and equipment, net	551,114	492,154
Other investments and assets	16,090	15,492
Operating lease right-of-use assets	84,175	82,739
Deferred income taxes	—	563
Goodwill	114,566	99,847
Other intangible assets, net	70,221	71,172
Total Assets	$944,476	$853,224
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$31,763	$21,037
Contract liabilities	46,472	18,595
Accrued compensation	15,534	7,030
Operating lease obligations	11,422	15,697
Other current liabilities	26,779	27,039
Current portion of debt and finance lease obligations	3,349	8,335
Total current liabilities	135,319	97,733
Long-term debt and finance lease obligations	393,964	285,356
Pension and postretirement benefits	26,911	27,264
Long-term operating lease obligations	81,727	70,150
Other deferred items and liabilities	66,072	64,628
Total liabilities	703,993	545,131
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding	132,591	128,769
Redeemable noncontrolling interest	5,325	5,225
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	566,658	568,100
Accumulated deficit	(338,343)	(253,164)
Accumulated other comprehensive loss	(22,865)	(30,641)
Common stock in treasury, at cost, 4,445,057 and 4,475,489 shares, respectively	(224,101)	(225,742)
Total Viad stockholders’ equity	18,751	95,955
Non-redeemable noncontrolling interest	83,816	78,144
Total stockholders’ equity	102,567	174,099
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$944,476	$853,224

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue:
Services	$46,306	$25,409	$71,206	$289,615
Products	14,927	4,658	18,962	35,110
Total revenue	61,233	30,067	90,168	324,725
Costs and expenses:
Costs of services	76,052	68,584	132,420	341,636
Costs of products	20,157	11,219	30,932	42,225
Corporate activities	3,006	2,468	5,011	3,257
Interest income	(22)	(176)	(55)	(255)
Interest expense	5,587	5,186	10,705	9,204
Multi-employer pension plan withdrawal	57	462	57	462
Other expense, net	680	265	1,040	684
Restructuring charges	787	260	3,613	1,111
Impairment charges	—	114,020	—	202,400
Total costs and expenses	106,304	202,288	183,723	600,724
Loss from continuing operations before income taxes	(45,071)	(172,221)	(93,555)	(275,999)
Income tax expense (benefit)	(2,166)	35,516	(5,211)	19,719
Loss from continuing operations	(42,905)	(207,737)	(88,344)	(295,718)
Income (loss) from discontinued operations	(62)	(379)	286	(833)
Net loss	(42,967)	(208,116)	(88,058)	(296,551)
Net loss attributable to non-redeemable noncontrolling interest	510	1,634	1,955	2,967
Net loss attributable to redeemable noncontrolling interest	431	204	925	721
Net loss attributable to Viad	$(42,026)	$(206,278)	$(85,178)	$(292,863)
Diluted loss per common share:
Continuing operations attributable to Viad common stockholders	$(2.18)	$(10.17)	$(4.41)	$(14.44)
Discontinued operations attributable to Viad common stockholders	—	(0.02)	0.01	(0.05)
Net loss attributable to Viad common stockholders	$(2.18)	$(10.19)	$(4.40)	$(14.49)
Weighted-average outstanding and potentially dilutive common shares	20,397	20,282	20,384	20,249
Basic loss per common share:
Continuing operations attributable to Viad common stockholders	$(2.18)	$(10.17)	$(4.41)	$(14.44)
Discontinued operations attributable to Viad common stockholders	—	(0.02)	0.01	(0.05)
Net loss attributable to Viad common stockholders	$(2.18)	$(10.19)	$(4.40)	$(14.49)
Weighted-average outstanding common shares	20,397	20,282	20,384	20,249
Dividends declared per common share	$—	$—	$—	$0.10
Amounts attributable to Viad common stockholders
Loss from continuing operations	$(41,964)	$(205,899)	$(85,464)	$(292,030)
Income (loss) from discontinued operations	(62)	(379)	286	(833)
Net loss	$(42,026)	$(206,278)	$(85,178)	$(292,863)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(42,967)	$(208,116)	$(88,058)	$(296,551)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	3,677	9,784	7,654	(18,374)
Change in net actuarial loss, net of tax (1)	1	25	178	366
Change in prior service cost, net of tax (1)	—	(28)	(56)	(55)
Comprehensive loss	(39,289)	(198,335)	(80,282)	(314,614)
Non-redeemable noncontrolling interest:
Comprehensive loss attributable to non-redeemable noncontrolling interest	510	1,634	1,955	2,967
Unrealized foreign currency translation adjustments	1,069	1,933	1,819	(3,786)
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	431	204	925	721
Comprehensive loss attributable to Viad	$(37,279)	$(194,564)	$(75,583)	$(314,712)

(1)	The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2020	$37,402	$568,100	$(253,164)	$(30,641)	$(225,742)	$95,955	$78,144	$174,099	$5,225	$128,769
Net loss	—	—	(43,152)	—	—	(43,152)	(1,445)	(44,597)	(494)	—
Dividends on convertible preferred stock	—	(1,898)	—	—	—	(1,898)	—	(1,898)	—	1,898
Capital contribution (distributions) to noncontrolling interest	—	—	—	—	—	—	(951)	(951)	142	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(519)	(519)	—	(519)	—	—
Employee benefit plans	—	(1,198)	—	—	1,578	380	—	380	—	—
Share-based compensation - equity awards	—	1,626	—	—	—	1,626	—	1,626	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,977	—	3,977	750	4,727	77	—
Amortization of net actuarial loss, net of tax	—	—	—	177	—	177	—	177	—	—
Amortization of prior service cost, net of tax	—	—	—	(56)	—	(56)	—	(56)	—	—
Acquisitions	—	—	—	—	—	—	6,759	6,759	—	—
Other, net	—	13	(1)	—	—	12	—	12	56	—
Balance, March 31, 2021	$37,402	$566,643	$(296,317)	$(26,543)	$(224,683)	$56,502	$83,257	$139,759	$5,006	$130,667
Net loss	—	—	(42,026)			(42,026)	(510)	(42,536)	(431)	—
Dividends on convertible preferred stock	—	(1,923)	—	—	—	(1,923)	—	(1,923)	—	1,923
Capital contribution to noncontrolling interest	—	—	—	—	—	—	7	7	124	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(82)	(82)	—	(82)	—	—
Employee benefit plans	—	(143)	—	—	641	498	—	498	—	—
Share-based compensation - equity awards	—	2,071	—	—	—	2,071	—	2,071	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,677	—	3,677	1,069	4,746	79	—
Amortization of net actuarial loss, net of tax	—	—	—	1	—	1	—	1	—	—
Other, net	—	10	—	—	23	33	(7)	26	547	1
Balance, June 30, 2021	$37,402	$566,658	$(338,343)	$(22,865)	$(224,101)	$18,751	$83,816	$102,567	$5,325	$132,591

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (Continued)

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2019	$37,402	$574,473	$122,971	$(35,699)	$(231,649)	$467,498	$79,731	$547,229	$6,172	$—
Net loss	—	—	(86,585)	—	—	(86,585)	(1,333)	(87,918)	(517)	—
Dividends on common stock ($0.10 per share)	—	—	(2,038)	—	—	(2,038)	—	(2,038)	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,526)	(1,526)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(1,059)	(1,059)	—	(1,059)	—	—
Common stock purchased for treasury	—	—	—	—	(2,785)	(2,785)	—	(2,785)	—	—
Employee benefit plans	—	(3,810)	—	—	5,722	1,912	—	1,912	—	—
Share-based compensation - equity awards	—	276	—	—	—	276	—	276	—	—
Unrealized foreign currency translation adjustment	—	—	—	(28,158)	—	(28,158)	(5,719)	(33,877)	(873)	—
Amortization of net actuarial loss, net of tax	—	—	—	341	—	341	—	341	—	—
Amortization of prior service cost, net of tax	—	—	—	(27)	—	(27)	—	(27)	—	—
Other, net	—	(80)	(1)	—	1	(80)	—	(80)	126	—
Balance, March 31, 2020	$37,402	$570,859	$34,347	$(63,543)	$(229,770)	$349,295	$71,153	$420,448	$4,908	$—
Net loss	—	—	(206,278)	—	—	(206,278)	(1,634)	(207,912)	(204)	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(3)	(3)	—	(3)	—	—
Employee benefit plans	—	48	—	—	282	330	—	330	—	—
Share-based compensation - equity awards	—	602	—	—	—	602	—	602	—	—
Unrealized foreign currency translation adjustment	—	—	—	9,784	—	9,784	1,933	11,717	102	—
Amortization of net actuarial loss, net of tax	—	—	—	25	—	25	—	25	—	—
Amortization of prior service cost, net of tax	—	—	—	(28)	—	(28)	—	(28)	—	—
Other, net	—	46	—	—	(1)	45	—	45	332	—
Balance, June 30, 2020	$37,402	$571,555	$(171,931)	$(53,762)	$(229,492)	$153,772	$71,452	$225,224	$5,138	$—

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(88,058)	$(296,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,510	29,135
Deferred income taxes	(4,253)	19,514
(Income) loss from discontinued operations	(286)	833
Restructuring charges	3,613	1,111
Impairment charges	—	202,400
Gains on dispositions of property and other assets	(9,360)	(1,373)
Share-based compensation expense (benefit)	4,216	(1,288)
Multi-employer pension plan withdrawal	57	462
Other non-cash items, net	(33)	11,470
Change in operating assets and liabilities:
Receivables	(7,056)	97,979
Inventories	(2,602)	(2,120)
Current contract costs	(4,372)	16,185
Accounts payable	6,456	(59,887)
Restructuring liabilities	(3,106)	(2,359)
Accrued compensation	7,145	(22,562)
Contract liabilities	27,770	(22,499)
Income taxes payable	160	489
Other assets and liabilities, net	3,650	(2,104)
Net cash used in operating activities	(39,549)	(31,165)
Cash flows from investing activities
Capital expenditures	(24,763)	(32,516)
Cash surrender value of life insurance policies	—	24,767
Cash paid for acquisitions, net	(7,606)	—
Proceeds from dispositions of property and other assets	14,227	4,654
Net cash used in investing activities	(18,142)	(3,095)
Cash flows from financing activities
Proceeds from borrowings	65,608	192,111
Payments on debt and finance lease obligations	(9,027)	(56,078)
Dividends paid on common stock	—	(4,064)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(678)	(1,526)
Payments of debt issuance costs	(128)	—
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(601)	(1,062)
Common stock purchased for treasury	—	(2,785)
Proceeds from exercise of stock options	—	2,077
Net cash provided by financing activities	55,174	128,673
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	538	(2,196)
Net change in cash, cash equivalents, and restricted cash	(1,979)	92,217
Cash, cash equivalents, and restricted cash, beginning of year	41,971	62,004
Cash, cash equivalents, and restricted cash, end of period	$39,992	$154,221

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

Pursuit

Pursuit is a collection of inspiring and unforgettable travel experiences that include recreational attractions, unique hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services. Pursuit comprises the Banff Jasper Collection, the Alaska Collection, the Glacier Park Collection, FlyOver, and the Sky Lagoon.

Impact of COVID-19

Starting in mid-March 2020 and extending into the second quarter of 2021, the COVID-19 pandemic had a significant and negative impact on our operations and financial performance, with live events largely shut down and severe disruptions in tourism activity. In response to the COVID-19 pandemic, we implemented aggressive cost reduction measures in 2020 to preserve cash, including furloughs, layoffs, mandatory unpaid time off or salary reductions for all employees, and the reduction of discretionary spending. We also suspended future dividend payments and share repurchases, and we availed ourselves of governmental assistance programs for wages and other expense relief.

In August 2020, we secured additional capital to strengthen our liquidity position by entering into an investment agreement with funds managed by private equity firm Crestview Partners who made an initial investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock. Refer to Note 15 – Common and Preferred Stock for further information. In August 2020, we also amended our Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”) to provide financial flexibility, which, among other things waived our financial covenants until September 30, 2022.

During the first half of 2021, we continued to preserve cash and closely managed our costs. In connection with the acceleration of COVID-19 vaccination programs in certain of our geographic territories and as pandemic-related restrictions lessened, we began to see early signs of recovery in the travel and hospitality and live event sectors as people started to feel more comfortable traveling and gathering in larger groups. Canada announced it will reopen its border with the United States in early August 2021 to fully vaccinated travelers and anticipates reopening its borders with other countries beginning in September 2021, which we are hopeful will accelerate bookings from long-haul travelers to our Pursuit operations in Canada. The live event markets began to open in 2021 with smaller scale live events taking place. Event organizers began to hold larger scale face-to-face live events in June 2021, and during the second quarter of 2021, we began to see early signs of acceleration in the recovery of in-person trade shows as states continue to reopen.

Effective July 30, 2021, we refinanced our current $450 million revolving credit facility (the “2018 Credit Facility”), which was scheduled to mature on October 24, 2023, with a new $500 million senior secured credit facility (the “2021 Credit Facility”) to provide for financial flexibility to support our growth initiatives. The 2021 Credit Facility provides for a $400 million term loan with a maturity date of July 30, 2028 (“Term Loan B”) and a $100 million revolving credit facility with a maturity date of July 30, 2026. The proceeds from the Term Loan B will be used to repay the 2018 Credit Facility, for future acquisitions and growth initiatives, and for general corporate purposes. Refer to Note 12 – Debt and Finance Lease Obligations and Note 24 – Subsequent Event for further information.

Although we are optimistic about the recent acceleration in demand and bookings and signs of a recovery for travel and in-person live events, we remain cautious as variants of COVID-19, including the Delta variant, have caused an increase in infections across the United States and globally. Due to the evolving and uncertain nature of COVID-19, and depending on the success of ongoing vaccination efforts as well as the scope and magnitude of these increasing infections, we are not able at this time to fully estimate the effect of these factors on our business; however, the adverse impact on our business, results of operations, and cash flows has been significant. We will continue to evaluate and implement additional actions necessary to mitigate the negative financial and operational impact of COVID-19 on our business.

Reclassifications

During the first quarter of 2021, we reorganized GES’ operating segments to represent the changes in how our chief operating decision maker (“CODM”) reviews the financial performance of GES and makes decisions regarding the allocation of resources. As a result, we changed the presentation of certain items in GES’ disaggregation of revenue and reportable segments. Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities and Note 23 – Segment Information for additional information. We reclassified certain prior-year amounts to conform to current-period presentation. Such reclassifications had no impact on our results of operations or cash flows.

Correction to Prior Period Financial Statements

As previously disclosed in our 2020 Form 10-K, and subsequent to the issuance of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2020, we identified prior period errors related to the recognition of revenue of GES’ third-party services. Revenue from these services should have been recorded on a net basis to reflect only the fees received for arranging these services, whereas previously, we recorded this revenue on a gross basis, thus overstating revenue and cost of services by the same amount. As a result, we corrected the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 related to this gross-to-net adjustment. We determined that these errors were not material to the previously issued financial statements. Note 2 – Revenue and Related Contract Costs and Contract Liabilities and Note 23 – Segment Information reflect this correction.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(in thousands)	Services Revenue	Cost of Services	Services Revenue	Cost of Services
As previously reported	$26,205	$69,380	$301,761	$353,782
Gross to net correction for GES	(796)	(796)	(12,146)	(12,146)
Total as corrected	$25,409	$68,584	$289,615	$341,636

Impact of Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements:

Standard	Description	Date of adoption	Effect on the financial statements
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

Cash, cash equivalents, and restricted cash balances presented in the Condensed Consolidated Statements of Cash Flows consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$37,037	$39,545
Restricted cash included in other current assets	2,955	2,426
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$39,992	$41,971

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

We consider noncontrolling interests with redemption features that are not solely within our control to be redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 54.6% equity ownership interest in Esja Attractions ehf. (“Esja”), which owns the FlyOver Iceland attraction. The Esja shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered mezzanine equity and we report it between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Condensed Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to accumulated deficit and is included in our loss per share.

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

We are also a lessor to third party tenants who either lease certain portions of facilities that we own or sublease certain portions of facilities that we lease. We record lease income from owned facilities as rental income and we record sublease income from leased facilities as an offset to lease expense in the Condensed Consolidated Statements of Operations. We classify all of our leases for which we are the lessor as operating leases.

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2020	$18,618
Cash additions	62,549
Revenue recognized	(32,298)
Foreign exchange translation adjustment	(1,906)
Balance at June 30, 2021	$46,963

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

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2020	$10,835
Additions	10,956
Expenses	(5,877)
Cancelled	(580)
Foreign exchange translation adjustment	50
Balance at June 30, 2021	$15,384

As of June 30, 2021, capitalized contract costs consisted of $0.8 million to obtain contracts and $14.6 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three and six months ended June 30, 2021 or 2020.

Disaggregation of Revenue

During the first quarter of 2021, we changed GES’ presentation of certain items in the following disaggregation of revenue table to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. All prior periods have been reclassified to conform to this new reporting structure.

The following tables disaggregate GES and Pursuit revenue by major service and product lines, timing of revenue recognition, and markets served:

GES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Service lines:
Exhibitions and Conferences	$10,017	$16,254	$15,852	$217,413
Brand experiences	12,481	7,941	24,185	76,936
Venue services	2,422	608	4,028	11,589
Total revenue	$24,920	$24,803	$44,065	$305,938

Timing of revenue recognition:
Services transferred over time	$21,361	$22,200	$38,376	$275,426
Products transferred over time(1)	733	168	1,150	13,195
Products transferred at a point in time	2,826	2,435	4,539	17,317
Total revenue	$24,920	$24,803	$44,065	$305,938

Geographical markets:
North America	$19,472	$18,265	$35,330	$260,705
EMEA	6,074	7,523	9,977	48,207
Intersegment eliminations	(626)	(985)	(1,242)	(2,974)
Total revenue	$24,920	$24,803	$44,065	$305,938

(1)	GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Pursuit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Services:
Admissions	$10,105	$1,534	$11,589	$5,636
Accommodations	12,039	1,456	17,189	5,973
Transportation	923	12	1,460	2,068
Travel planning and other	1,935	213	2,649	629
Intersegment eliminations	(57)	(6)	(57)	(117)
Total services revenue	24,945	3,209	32,830	14,189
Products:
Food and beverage	5,899	615	7,123	2,264
Retail operations	5,469	1,440	6,150	2,334
Total products revenue	11,368	2,055	13,273	4,598
Total revenue	$36,313	$5,264	$46,103	$18,787

Timing of revenue recognition:
Services transferred over time	$24,945	$3,209	$32,830	$14,189
Products transferred at a point in time	11,368	2,055	13,273	4,598
Total revenue	$36,313	$5,264	$46,103	$18,787

Markets:
Banff Jasper Collection	$10,658	$3,040	$19,118	$12,839
Alaska Collection	11,058	580	11,347	731
Glacier Park Collection	10,968	1,161	11,546	1,884
FlyOver	735	483	1,198	3,333
Sky Lagoon(1)	2,894	—	2,894	—
Total revenue	$36,313	$5,264	$46,103	$18,787
(1)	We opened Pursuit’s new Sky Lagoon attraction on April 30, 2021 in Reykjavik, Iceland.

Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of June 30, 2021, there were 760,838 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation (income) expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Performance-based restricted stock units	$466	$(110)	$606	$(2,745)
Restricted stock awards and restricted stock units	1,436	967	2,680	1,457
Stock options	551	—	930	—
Share-based compensation (income) expense before income tax	2,453	857	4,216	(1,288)
Income tax expense (benefit)(1)	(28)	109	(55)	—
Share-based compensation (income) expense, net of income tax	$2,425	$966	$4,161	$(1,288)
(1)

The 2021 income tax benefit amount primarily reflects the tax benefit associated with our Canadian-based employees. There was no income tax benefit associated with our employees in the United States and the United Kingdom due to a valuation allowance on our deferred tax assets within these jurisdictions. Refer to Note 17 – Income Taxes.

Performance-based Restricted Stock Units

Performance-based restricted stock units (“PRSU”) are tied to our stock price and the expected achievement of certain performance-based criteria. The vesting of PRSUs is based upon the achievement of the performance-based criteria over a three to four-year period. We account for PRSUs that will be settled in shares of our common stock as equity-based awards. We measure share-based compensation expense of equity-based awards at fair value on the grant date on a straight-line basis over the vesting period. The estimated number of units to be achieved is updated each reporting period.

We account for PRSUs that will be settled in cash as liability-based awards. We measure share-based compensation expense of liability-based awards at fair value at each reporting date until the date of settlement. Forfeitures are recorded when they occur.

During the six months ended June 30, 2021, we granted PRSUs with a grant date fair value of $3.2 million, all of which are payable in shares.

In 2021, PRSUs granted in 2018 vested; however, as performance metrics were not achieved, no awards were paid in cash or in shares. In 2020, PRSUs granted in 2017 vested and we paid $2.6 million in cash. No PRSUs were paid in shares in 2020.

As of June 30, 2021, the unamortized cost of outstanding equity-based PRSUs was $2.9 million, which we expect to recognize over a weighted-average period of approximately 2.6 years. Liabilities related to liability-based PRSUs were $1.1 million as of June 30, 2021 and $0.8 million as of December 31, 2020.

The following table summarizes the activity of the outstanding PRSUs:

	Equity-Based PRSUs		Liability-Based PRSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2020	61,208	$57.18	121,485	$56.34
Granted	101,785	$31.28	—	$—
Vested	—	$—	(42,698)	$51.96
Forfeited	—	$—	(1,041)	$56.90
Balance at June 30, 2021	162,993	$41.01	77,746	$57.13

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

As of June 30, 2021, the unamortized cost of outstanding equity-based restricted stock awards and restricted stock units was $5.4 million, which we expect to recognize over a weighted-average period of approximately 1.2 years. We repurchased 14,016 shares for $0.6 million during the six months ended June 30, 2021 and 17,881 shares for $1.1 million during the six months ended June 30, 2020 related to tax withholding requirements on vested share-based awards.

Aggregate liabilities related to liability-based restricted stock units were $0.2 million as of June 30, 2021 and $0.2 million as of December 31, 2020. During the six months ended June 30, 2021, 3,174 restricted stock units vested, and we paid $0.1 million in cash. During the six months ended June 30, 2020, 2,815 restricted stock units vested, and we paid $0.2 million in cash.

The following table summarizes the activity of the outstanding restricted stock awards and restricted stock units:

	Equity-Based Restricted Stock Awards		Equity-Based Restricted Stock Units		Liability-Based Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2020	107,107	$53.23	151,261	$19.51	10,459	$51.91
Granted	22,320	$44.80	64,018	$44.81	—	$—
Vested	(42,031)	$53.47	(1,944)	$19.30	(3,174)	$52.24
Forfeited	(1,869)	$56.73	(3,546)	$19.75	—	$—
Balance at June 30, 2021	85,527	$50.84	209,789	$27.23	7,285	$53.34

Stock Options

We grant non-qualified stock options that are performance-based, as well as non-qualified options that are service-based. The performance-based awards are recognized on a straight-line basis over the performance period ranging from 1.4 to 3.4 years, and the underlying shares expected to be settled are adjusted each reporting period based on estimated future achievement of the respective performance metrics. The service-based awards are recognized on a straight-line basis over the requisite service period on a graded-vesting schedule ranging from two to three years.

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2020	204,150	$19.98
Granted	137,858	$44.80
Exercised	—	$—
Options outstanding at June 30, 2021	342,008	$29.98	$6,794,883
Options exercisable at June 30, 2021	—	$—	$—
(1)

The aggregate intrinsic value of stock options outstanding represents the difference between our closing stock price at the end of the reporting period and the exercise price, multiplied by the number of in-the-money stock options.

The following table summarizes stock options outstanding and exercisable as of June 30, 2021:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$19.30	150,000	7.75	$19.30	—	$—
$21.85	54,150	6.16	$21.85	—	$—
$44.80	137,858	6.65	$44.80	—	$—
$19.30 - $44.80	342,008	6.95	$29.98	—	$—

The fair value of stock options granted in 2021 was estimated on the date of grant using the Black-Scholes option pricing model.

Following is additional information on stock options granted during the six months ended June 30, 2021 and the underlying assumptions used in assessing fair value:

Six Months Ended
June 30, 2021
Assumptions used to estimate fair value of stock options granted:
Risk-free interest rate	0.50%
Expected term (in years)	4.5
Expected volatility	55.8%
Expected dividend yield	—
Weighted average grant-date fair value per share of options granted	$20.26

As of June 30, 2021, the total unrecognized compensation cost related to non-vested stock option awards was $3.1 million. We expect to recognize such costs over a weighted-average period of approximately 1.6 years.

Note 4. Acquisitions

2021 Acquisitions

Golden Skybridge

On March 18, 2021, we acquired a 60% controlling interest in the Golden Skybridge attraction for total cash consideration of $15 million Canadian dollars (approximately $12 million U.S. dollars), of which $6 million Canadian dollars (approximately $4.8 million U.S. dollars) were used to fund remaining development and start-up costs. The Golden Skybridge opened in June 2021.

The preliminary recording of the fair value of net assets acquired as of the acquisition date included $2.2 million U.S. dollars in property and equipment and $6.8 million U.S. dollars in noncontrolling interest. Under the acquisition method of accounting, the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired of $11.8 million U.S. dollars was recorded as “Goodwill.” Goodwill is included in the Pursuit business group. The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to future growth opportunities when combined with our other businesses. Goodwill is not deductible for tax purposes. We included these assets in the Condensed Consolidated Balance Sheets from the date of acquisition.

Due to the recent timing of the acquisition, the purchase price allocation is not yet finalized and is subject to change within the measurement period (up to one year from the acquisition date) as the assessment of acquired assets is finalized.

Transaction costs associated with the acquisition were $0.2 million U.S. dollars during 2021, which are included in “Cost of services” in the Condensed Consolidated Statements of Operations.

Note 5. Inventories

We state inventories, which consist primarily of exhibit design and construction materials and supplies, as well as retail inventory, at the lower of cost (first-in, first-out and specific identification methods) or net realizable value.

The components of inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Raw materials	$2,628	$3,362
Finished goods	8,796	5,365
Inventories	$11,424	$8,727

Note 6. Other Current Assets

Other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Income tax receivable	$8,075	$337
Prepaid software maintenance	4,659	3,058
Restricted cash	2,955	2,426
Prepaid insurance	2,500	4,297
Prepaid vendor payments	1,305	1,835
Prepaid taxes	215	345
Prepaid other	1,562	1,296
Other	1,551	3,631
Other current assets	$22,822	$17,225

Note 7. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Land and land interests	$30,695	$32,849
Buildings and leasehold improvements	392,311	386,751
Equipment and other	427,101	401,288
Gross property and equipment	850,107	820,888
Accumulated depreciation	(363,190)	(352,100)
Property and equipment, net (excluding finance leases)	486,917	468,788
Finance lease ROU assets, net (1)	64,197	23,366
Property and equipment, net	$551,114	$492,154

(1)	The increase in finance lease ROU assets is primarily due to the commencement of Pursuit’s new Sky Lagoon attraction in Iceland during the first quarter of 2021.

Depreciation expense was $10.7 million for the three months ended June 30, 2021 and $21.6 million for the six months ended June 30, 2021. Depreciation expense was $11.5 million for the three months ended June 30, 2020 and $23.7 million for the six months ended June 30, 2020.

Property and equipment purchased through accounts payable and accrued liabilities increased $4.2 million during the six months ended June 30, 2021 and decreased $7.1 million during the six months ended June 30, 2020.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Self-insured liability receivable	$6,358	$6,358
Other mutual funds	3,970	3,457
Contract costs	3,053	2,912
Other	2,709	2,765
Other investments and assets	$16,090	$15,492

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Pursuit
Balance at December 31, 2020	$99,847
Business acquisition	11,776
Foreign currency translation adjustments	2,943
Balance at June 30, 2021	$114,566

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

Although certain of Pursuit’s reporting units continue to operate at a loss due to travel restrictions as a result of the COVID-19 pandemic, we did not record any impairment charges during the first half of 2021 as there were no significant changes to our outlook for the future years and the risk profile of the reporting units had not changed.

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

Other intangible assets consisted of the following:

		June 30, 2021			December 31, 2020
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	6.2	$37,926	$(27,617)	$10,309	$38,214	$(26,288)	$11,926
Operating contracts and licenses	36.3	43,302	(2,854)	40,448	42,012	(2,405)	39,607
In-place lease	13.0	15,765	(900)	14,865	15,347	(656)	14,691
Tradenames	4.8	5,735	(2,508)	3,227	5,940	(2,435)	3,505
Non-compete agreements	0.5	790	(711)	79	770	(616)	154
Other	6.7	840	(123)	717	818	(102)	716
Total amortized intangible assets		104,358	(34,713)	69,645	103,101	(32,502)	70,599
Indefinite-lived intangible assets:
Business licenses		576	—	576	573	—	573
Other intangible assets		$104,934	$(34,713)	$70,221	$103,674	$(32,502)	$71,172

Intangible asset amortization expense was $1.6 million for the three months ended June 30, 2021 and $2.8 million for the six months ended June 30, 2021. Intangible asset amortization was $1.4 million for the three months ended June 30, 2020 and $3.6 million for the six months ended June 30, 2020. We recorded a non-cash impairment charge to intangible assets of $15.7 million during the six months ended June 30, 2020 related to our United States audio-visual production business. The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve.

At June 30, 2021, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2021	$3,025
2022	5,202
2023	4,534
2024	3,570
2025	2,271
Thereafter	51,043
Total	$69,645

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Continuing operations:
Self-insured liability	$5,363	$5,715
Accrued sales and use taxes	4,824	1,547
Accrued employee benefit costs	2,939	2,363
Accrued interest payable	2,028	3,042
Commissions payable	1,609	903
Current portion of pension and postretirement liabilities	1,618	1,805
Accrued professional fees	1,309	1,691
Accrued restructuring	1,251	2,479
Other taxes	1,889	1,872
Other	3,585	5,123
Total continuing operations	26,415	26,540
Discontinued operations:
Self-insured liability	208	347
Environmental remediation liabilities	62	61
Other	94	91
Total discontinued operations	364	499
Total other current liabilities	$26,779	$27,039

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Continuing operations:
Foreign deferred tax liability	$23,668	$21,336
Multi-employer pension plan withdrawal liability	14,471	15,864
Self-insured liability	7,019	6,662
Self-insured excess liability	6,358	6,358
Accrued compensation	5,811	5,821
Accrued restructuring	2,586	2,751
Other	1,996	1,479
Total continuing operations	61,909	60,271
Discontinued operations:
Environmental remediation liabilities	2,192	2,179
Self-insured liability	1,720	1,639
Other	251	539
Total discontinued operations	4,163	4,357
Total other deferred items and liabilities	$66,072	$64,628

Note 12. Debt and Finance Lease Obligations

The components of debt and finance lease obligations consisted of the following:

	June 30,	December 31,
(in thousands, except interest rates)	2021	2020
2018 Credit Facility, 4.5% weighted-average interest rate at June 30, 2021 and December 31, 2020, due through 2023(1)	$326,949	$266,762
FlyOver Iceland Credit Facility, 4.9% weighted-average interest rate at June 30, 2021 and December 31, 2020, due through 2023(1)	5,754	5,820
FlyOver Iceland Term Loans, 3.8% weighted-average interest rate at June 30, 2021 and December 31, 2020, due through 2024(1)	727	705
Less unamortized debt issuance costs	(2,352)	(2,737)
Total debt	331,078	270,550
Finance lease obligations, 9.1% weighted-average interest rate at June 30, 2021 and 8.0% at December 31, 2020, due through 2067(2)	66,235	23,141
Total debt and finance lease obligations (3)(4)	397,313	293,691
Current portion	(3,349)	(8,335)
Long-term debt and finance lease obligations	$393,964	$285,356
(1)

Represents the weighted-average interest rate in effect at the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.

(2)	The increase in finance lease obligations is primarily due to the commencement of Pursuit’s new Sky Lagoon attraction in Iceland during the first quarter of 2021, which has a 46-year lease term.
(3)

The estimated fair value of total debt and finance leases was $355.1 million as of June 30, 2021 and $254.0 million as of December 31, 2020. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.

(4)	Cash paid for interest on debt was $10.3 million for the six months ended June 30, 2021 and $7.5 million for the six months ended June 30, 2020.

2018 Credit Agreement

Effective October 24, 2018, we entered into the 2018 Credit Agreement. The 2018 Credit Agreement has a maturity date of October 24, 2023 and provides for the $450 million 2018 Credit Facility. The 2018 Credit Facility has a $20 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Our lenders under the 2018 Credit Agreement have a first perfected security interest in all of our personal property.

Effective August 5, 2020, we entered into an amendment to the 2018 Credit Agreement, which, among other things, (i) waived our financial covenants until September 30, 2022 (the “Covenant Waiver Period”) and (ii) required us to maintain minimum liquidity of $100 million, with liquidity defined as unrestricted cash and available capacity on our 2018 Credit Facility. As of June 30, 2021, we were in compliance with the amendment.

As of June 30, 2021, capacity remaining under the 2018 Credit Facility was $113.5 million, reflecting borrowings of $327.0 million and $9.5 million in outstanding letters of credit.

2021 Credit Facility

Effective July 30, 2021, we refinanced the 2018 Credit Facility with a new $500 million senior secured credit facility (the “2021 Credit Facility”) to provide for financial flexibility to support our growth initiatives. The 2021 Credit Facility provides for a $400 million Term Loan B with a maturity date of July 30, 2028 and a $100 million revolving credit facility with a maturity date of July 30, 2026. The proceeds from the Term Loan B will be used to repay the 2018 Credit Facility, to fund future acquisitions and growth initiatives, and for general corporate purposes. The following are significant terms under the revolving credit facility:

•	Maintain minimum liquidity of $75 million through the earlier of (i) June 30, 2022 and (ii) the first fiscal quarter we are in compliance with the financial covenants;
•	Financial covenants will first be tested as of September 30, 2022 as described below;
•	Maintain an interest coverage ratio of not less than 2.00 to 1.00, with a step-up to 2.50 to 1.00 on or after December 31, 2022;
•

Maintain a total net leverage ratio of not greater than 4.50 to 1.00 with a step-down to 4.00 to 1.00 on or after December 31, 2022 and a step-up of 0.5x for four quarters for any material acquisition; and

•	Interest rate on the Term Loan B of London Interbank Offered Rate (“LIBOR”) plus 5.00%, with a LIBOR floor of 0.50%.

Refer to Note 24 – Subsequent Event.

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

FlyOver Iceland Term Loans

During 2020, FlyOver Iceland entered into three term loans totaling ISK 90.0 million (approximately $0.7 million U.S. dollars) (the “FlyOver Iceland Term Loans”). The first term loan for ISK 10.0 million was entered into effective October 15, 2020 with a maturity date of April 1, 2023 and bears interest on a seven-day term deposit at the Central Bank of Iceland. The second term loan for ISK 30.0 million was entered into effective October 15, 2020 with a maturity date of October 1, 2024 and bears interest on a seven-day term deposit at the Central Bank of Iceland plus 3.07%. The third term loan for ISK 50.0 million was entered into effective December 29, 2020 with a maturity date of February 1, 2023 and bears interest at one-month Reykjavik InterBank Offered Rate (“REIBOR”) plus 4.99%. The Icelandic State Treasury guarantees supplemental loans provided by credit institutions to companies impacted by the COVID-19 pandemic. Accordingly, the Icelandic State Treasury guaranteed the repayment of up to 85% of the principal and interest on the ISK 10.0 million and ISK 30.0 million term loans and 70% of the principal amount on the ISK 50.0 million term loan. Loan proceeds will be used to fund FlyOver Iceland operations.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$2	$2	$—	$—
Other mutual funds (2)	3,970	3,970	—	—
Total assets at fair value on a recurring basis	$3,972	$3,972	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$2	$2	$—	$—
Other mutual funds (2)	3,457	3,457	—	—
Total assets at fair value on a recurring basis	$3,459	$3,459	$—	$—

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

Note 14. Loss Per Share

The components of basic and diluted loss per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net loss attributable to Viad (diluted)	$(42,026)	$(206,278)	$(85,178)	$(292,863)
Convertible preferred stock dividends	(1,923)	—	(3,821)	—
Adjustment to the redemption value of redeemable noncontrolling interest	(547)	(332)	(603)	(458)
Net loss allocated to Viad common stockholders (basic)	$(44,496)	$(206,610)	$(89,602)	$(293,321)
Basic weighted-average outstanding common shares	20,397	20,282	20,384	20,249
Diluted weighted-average outstanding shares	20,397	20,282	20,384	20,249
Loss per share:
Basic loss attributable to Viad common stockholders	$(2.18)	$(10.19)	$(4.40)	$(14.49)
Diluted loss attributable to Viad common stockholders(1)	$(2.18)	$(10.19)	$(4.40)	$(14.49)

(1)	Diluted loss per share amount cannot exceed basic loss per share.

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

We excluded the following weighted-average potential common shares from the calculations of diluted net loss per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Convertible preferred stock (as if converted to common stock)	6,583	—	6,539	—
Unvested restricted share-based awards	161	96	172	90
Unvested performance share-based awards	34	—	23	—
Stock options	250	—	204	8

Note 15. Common and Preferred Stock

Convertible Series A Preferred Stock

On August 5, 2020, we entered into an Investment Agreement with funds managed by private equity firm Crestview Partners, relating to the issuance of 135,000 shares of newly issued Convertible Series A Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $135 million or $1,000 per share. The $135 million issuance was offset in part by $9.2 million of expenses related to the capital raise. The Investment Agreement also included a delayed draw commitment of up to $45 million in additional Convertible Series A Preferred Stock, which we could have accessed during the 12 months following the August 5, 2020 closing date on the same terms and conditions as the initial investment. We did not access the delayed draw during the commitment date. We have classified the convertible preferred stock as mezzanine equity in our Condensed Consolidated Balance Sheet due to the existence of certain change in control provisions that are not solely within our control.

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the six months ended June 30, 2021, $3.8 million of dividends were deemed declared and paid in-kind.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future. Prior to the suspension, we had repurchased 53,784 shares on the open market for $2.8 million during the three months ended March 31, 2020. As of June 30, 2021, 546,283 shares remain available for repurchase. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(16,686)	$(13,955)	$(30,641)
Other comprehensive income before reclassifications	7,654	—	7,654
Amounts reclassified from AOCI, net of tax	—	122	122
Net other comprehensive income	7,654	122	7,776
Balance at June 30, 2021	$(9,032)	$(13,833)	$(22,865)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(23,799)	$(11,900)	$(35,699)
Other comprehensive loss before reclassifications	(18,374)	—	(18,374)
Amounts reclassified from AOCI, net of tax	—	311	311
Net other comprehensive income (loss)	(18,374)	311	(18,063)
Balance at June 30, 2020	$(42,173)	$(11,589)	$(53,762)

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

Note 17. Income Taxes

The effective tax rate was 4.8% for the three months ended June 30, 2021 and a negative 20.6% for the three months ended June 30, 2020. The effective tax rate was 5.6% for the six months ended June 30, 2021 and a negative 7.1% for the six months ended June 30, 2020.

In prior quarters, the income tax provision was computed based on our estimated annualized effective tax rate (“AETR”) and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. During the three months ended June 30, 2021, we did not use the AETR to compute the quarter’s income tax benefit. Instead, the income tax benefit was computed using the actual year-to-date effective tax rate as the AETR became highly sensitive due to the amount of aggregate income projected in Canada, the United Arab Emirates, the Netherlands, and immaterial European operations was marginally positive. As the projected income is expected to be marginally positive in these operations, the actual effective tax rate was a better estimate of the current quarter tax benefit than the amount computed using the AETR.

The effective tax rate for the three and six months ended June 30, 2021 was less than the federal statutory rate of 21% primarily as a result of excluding the tax benefits on losses recognized in the United States, United Kingdom, and other European countries. During the three months ended June 30, 2021, we recorded a valuation allowance against the current year tax benefit on the losses recognized by Flyover Iceland and recorded a $1.5 million valuation allowance against the net operating loss tax assets generated by our historic Flyover Iceland operations as the uncertainty of business from international travel to Iceland increased due to the COVID-19 pandemic. This charge was primarily offset by the recording of a $1.0 million benefit associated with the carry back of 2020 Canadian net operating loss to request $6.5 million of prior year paid taxes incurred when we were subject to higher statutory rates.

The negative effective tax rates for the three and six months ended June 30, 2020 were due to the recording of a valuation allowance of $25.5 million in the second quarter of 2020 against our remaining United States, United Kingdom, and other European net deferred tax assets as of June 30, 2020, as well as no tax benefits on non-deductible goodwill impairments and losses recognized in those jurisdictions. We recorded the valuation allowance based upon the level of historical losses and the uncertainty and timing of future income.

We received cash refunds of $0.3 million during the three months ended June 30, 2021 and made net cash payments of $0.4 million during the six months ended June 30, 2021. We received tax refunds in excess of payments of $11.2 million during the three months ended June 30, 2020 and $7.9 million during the six months ended June 30, 2020.

Note 18. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended June 30, 2021 and 2020 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$15	$16	$117	$108
Interest cost	91	168	40	70	80	83
Expected return on plan assets	12	(34)	—	—	(130)	(129)
Amortization of prior service credit	—	—	(2)	(37)	—	—
Recognized net actuarial (gain) loss	159	130	42	(43)	50	44
Net periodic benefit cost	$262	$264	$95	$6	$117	$106

The components of net periodic benefit cost of our pension and postretirement benefit plans for the six months ended June 30, 2021 and 2020 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$28	$31	$230	$218
Interest cost	205	328	95	158	156	167
Expected return on plan assets	(15)	(35)	—	—	(255)	(260)
Amortization of prior service credit	—	—	(3)	(73)	—	—
Recognized net actuarial loss	310	265	98	39	99	90
Net periodic benefit cost	$500	$558	$218	$155	$230	$215

We expect to contribute $0.8 million to our funded pension plans, $0.9 million to our unfunded pension plans, and $0.9 million to our postretirement benefit plans in 2021. During the six months ended June 30, 2021, we contributed $0.5 million to our funded pension plans, $0.4 million to our unfunded pension plans, and $0.5 million to our postretirement benefit plans.

Note 19. Restructuring Charges

GES

As part of our efforts to drive efficiencies and simplify our business operations, we took certain restructuring actions designed to simplify and transform GES for greater profitability. In response to the COVID-19 pandemic in 2020, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments. These initiatives resulted in restructuring charges related to the elimination of certain positions and continuing to reduce our facility footprint at GES, as well as charges related to the closure and liquidation of GES’ United Kingdom-based audio-visual services business. In the fourth quarter of 2020, we entered into an agreement with a third party to outsource the management, cleaning, and storage of the aisle carpeting we use at live events and consequently vacated a facility during 2021.

Other Restructurings

We recorded restructuring charges in connection with the consolidation of certain support functions at our corporate headquarters and certain reorganization activities within Pursuit. These charges primarily consist of severance and related benefits due to headcount reductions.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2020	$2,440	$2,766	$24	$5,230
Restructuring charges	10	3,560	43	3,613
Cash payments	(686)	(2,323)	(60)	(3,069)
Non-cash items(1)	—	(1,934)	—	(1,934)
Adjustment to liability	(2)	(15)	14	(3)
Balance at June 30, 2021	$1,762	$2,054	$21	$3,837

(1)

Represents non-cash adjustments related to a write down of certain ROU assets as a result of vacating certain facilities prior to the lease term and the closure and liquidation of GES’ United Kingdom-based audio-visual services business.

As of June 30, 2021, $1.5 million of the liabilities related to severance and employee benefits will remain unpaid by the end of 2021. The liabilities related to facilities primarily include non-lease expenses that will be paid over the remaining lease terms. Refer to Note 23 – Segment Information for information regarding restructuring charges by segment.

Note 20. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		June 30,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2021	2020
Assets:
Operating lease assets	Operating lease ROU assets	$84,175	$82,739
Finance lease assets (1)	Property and equipment, net	64,197	23,366
Total lease assets		$148,372	$106,105

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$11,422	$15,697
Finance lease obligations	Current portion of debt and finance lease obligations	2,502	2,514
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	81,727	70,150
Finance lease obligations (1)	Long-term debt and finance lease obligations	63,733	20,627
Total lease liabilities		$159,384	$108,988
(1)

The increase in finance lease assets and obligations is primarily due to the commencement of Pursuit’s new Sky Lagoon attraction in Iceland during the first quarter of 2021, which has a 46-year lease term.

During the first quarter of 2021, we recorded a write down of certain ROU assets as a result of vacating certain facilities prior to the lease term.

The components of lease expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Finance lease cost:
Amortization of ROU assets	$1,068	$923	$2,138	$1,841
Interest on lease liabilities	1,473	412	2,788	829
Operating lease cost	5,893	6,912	12,163	13,639
Short-term lease cost	198	32	459	342
Variable lease cost	1,092	1,359	2,034	3,058
Total lease cost, net	$9,724	$9,638	$19,582	$19,709

Other information related to operating and finance leases are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,460	$6,095	$12,613	$12,624
Operating cash flows from finance leases	$933	$706	$1,207	$866
Financing cash flows from finance leases	$684	$793	$1,394	$1,570
ROU assets obtained in exchange for lease obligations:
Operating leases	$12,636	$3,298	$18,935	$4,077
Finance leases	$—	$1,038	$41,709	$1,768

			June 30,	December 31,
			2021	2020
Weighted-average remaining lease term (years):
Operating leases			8.79	8.39
Finance leases			35.21	13.97
Weighted-average discount rate:
Operating leases			7.22%	6.93%
Finance leases			9.05%	7.99%

As of June 30, 2021, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2021	$9,658	$4,231	$13,889
2022	17,683	7,987	25,670
2023	15,618	7,468	23,086
2024	13,806	6,789	20,595
2025	12,550	6,252	18,802
Thereafter	63,932	191,984	255,916
Total future lease payments	133,247	224,711	357,958
Less: Amount representing interest	(40,098)	(158,476)	(198,574)
Present value of minimum lease payments	93,149	66,235	159,384
Current portion	11,422	2,502	13,924
Long-term portion	$81,727	$63,733	$145,460

As of June 30, 2021, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, is as follows:

(in thousands)
Remainder of 2021	$761
2022	1,115
2023	890
2024	662
2025	506
Thereafter	1,369
Total minimum rents	$5,303

Lease Not Yet Commenced

As of June 30, 2021, we had executed a facility lease for which we did not have control of the underlying assets. Accordingly, we did not record the lease liability and ROU asset on our Condensed Consolidated Balance Sheets. This lease is for the new FlyOver attraction, FlyOver Canada Toronto. We expect the lease commencement date to begin in fiscal year 2022 with a lease term of 20 years.

Note 21. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of June 30, 2021 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of June 30, 2021, we had recorded environmental remediation liabilities of $2.3 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of June 30, 2021, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of June 30, 2021 would be $130.2 million. These guarantees relate to our leased equipment and facilities through January 2040. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

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

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $12.4 million as of June 30, 2021, which includes $7.6 million related to workers’ compensation liabilities, and $4.8 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $1.9 million as of June 30, 2021. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $0.8 million as of June 30, 2021. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $0.9 for the three months ended June 30, 2021 and $1.1 million for the six months ended June 30, 2021 and $1.2 million for the three months ended June 30, 2020 and $2.7 million for the six months ended June 30, 2020.

In addition, as of June 30, 2021, we have recorded insurance liabilities of $6.4 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. The $6.4 million is related to workers’ compensation liabilities, which is recorded in other deferred items and liabilities in the Condensed Consolidated Balance Sheets with a corresponding receivable in other investments and assets.

Note 22. Noncontrolling Interest – Redeemable and Non-redeemable

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership increased to 54.6% as of June 30, 2021. Through Esja and its wholly-owned subsidiary, we are operating the FlyOver Iceland attraction.

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

The noncontrolling interest’s carrying value is determined by the fair value of the noncontrolling interest as of the acquisition date and the noncontrolling interest’s share of the subsequent net income or loss. This value is benchmarked against the redemption value of the sellers’ put option. The carrying value is adjusted to the redemption value, provided that it does not fall below the initial carrying value, as determined by the purchase price allocation. We have made a policy election to reflect any changes caused by such an adjustment to retained earnings (accumulated deficit), rather than to current earnings (loss).

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2020	$5,225
Net loss attributable to redeemable noncontrolling interest	(925)
Adjustment to the redemption value	603
Capital contribution	266
Foreign currency translation adjustment	156
Balance at June 30, 2021	$5,325

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2020	$13,953	$51,295	$12,896	$78,144
Net loss attributable to non-redeemable noncontrolling interest	(635)	(388)	(932)	(1,955)
Acquisitions	—	6,759	—	6,759
Dividends	—	(951)	—	(951)
Foreign currency translation adjustments	5	1,427	387	1,819
Balance at June 30, 2021	$13,323	$58,142	$12,351	$83,816
Equity ownership interest that we do not own	20%	40%	49%

(1)	Includes Mountain Park Lodges and our recently acquired Golden Skybridge at Brewster, part of the Banff Jasper Collection.

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

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Revenue:
GES	$24,920	$24,803	$44,065	$305,938
Pursuit	36,313	5,264	46,103	18,787
Total revenue	$61,233	$30,067	$90,168	$324,725
Segment operating loss:
GES	$(26,897)	$(32,060)	$(46,801)	$(21,202)
Pursuit	(8,097)	(17,692)	(26,418)	(37,966)
Segment operating loss	(34,994)	(49,752)	(73,219)	(59,168)
Corporate eliminations (1)	18	16	35	32
Corporate activities	(3,006)	(2,468)	(5,011)	(3,257)
Operating loss	(37,982)	(52,204)	(78,195)	(62,393)
Interest income	22	176	55	255
Interest expense	(5,587)	(5,186)	(10,705)	(9,204)
Multi-employer pension plan withdrawal	(57)	(462)	(57)	(462)
Other expense	(680)	(265)	(1,040)	(684)
Restructuring charges:
GES	(787)	(29)	(3,570)	(685)
Pursuit	—	(56)	(23)	(57)
Corporate	—	(175)	(20)	(369)
Impairment charges:
GES	—	(114,020)	—	(200,643)
Pursuit	—	—	—	(1,757)
Loss from continuing operations before income taxes	$(45,071)	$(172,221)	$(93,555)	$(275,999)
(1)

Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Note 24. Subsequent Event

Effective July 30, 2021, we refinanced our current $450 million 2018 Credit Facility, which was scheduled to mature on October 24, 2023, with a new $500 million senior secured credit facility (the “2021 Credit Facility”) to provide for financial flexibility to support our growth initiatives. The 2021 Credit Facility provides for a $400 million Term Loan B with a maturity date of July 30, 2028 and a $100 million revolving credit facility with a maturity date of July 30, 2026. The proceeds from the Term Loan B will be used to repay the 2018 Credit Facility, to fund future acquisitions and growth initiatives, and for general corporate purposes. The following are significant terms under the revolving credit facility:

•	Maintain minimum liquidity of $75 million through the earlier of (i) June 30, 2022 and (ii) the first fiscal quarter we are in compliance with the financial covenants;
•	Financial covenants will first be tested as of September 30, 2022 as described below;
•	Maintain an interest coverage ratio of not less than 2.00 to 1.00, with a step-up to 2.50 to 1.00 on or after December 31, 2022;
•

Maintain a total net leverage ratio of not greater than 4.50 to 1.00 with a step-down to 4.00 to 1.00 on or after December 31, 2022 and a step-up of 0.5x for four quarters for any material acquisition; and

•	Interest rate on the Term Loan B of LIBOR plus 5.00%, with a LIBOR floor of 0.50%.

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

Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, the following:

•	the impact of the COVID-19 pandemic on our financial condition, liquidity, and cash flow;
•	our ability to anticipate and adjust for the impact of the COVID-19 pandemic on our businesses;
•	general economic uncertainty in key global markets and a worsening of global economic conditions;
•	travel industry disruptions;
•	our ability to successfully integrate and achieve established financial and strategic goals from acquisitions;
•	our dependence on large exhibition event clients;
•	the importance of key members of our account teams to our business relationships;
•	the competitive nature of the industries in which we operate;
•	unanticipated delays and cost overruns of our capital projects, and our ability to achieve established financial and strategic goals for such projects;
•	seasonality of our businesses;
•	transportation disruptions and increases in transportation costs;
•	natural disasters, weather conditions, and other catastrophic events;
•	our multi-employer pension plan funding obligations;
•	our exposure to labor cost increases and work stoppages related to unionized employees;
•	liabilities relating to prior and discontinued operations;
•	adverse effects of show rotation on our periodic results and operating margins;
•	our exposure to currency exchange rate fluctuations;
•	our exposure to cybersecurity attacks and threats;
•	compliance with laws governing the storage, collection, handling, and transfer of personal data and our exposure to legal claims and fines for data breaches or improper handling of such data; and
•	changes affecting the London Inter-bank Offered Rate.

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

COVID-19 Pandemic

Starting in mid-March 2020 and extending into the second quarter of 2021, the COVID-19 pandemic had a significant and negative impact on our operations and financial performance, with live events largely shut down and severe disruptions in tourism activity. In response to the COVID-19 pandemic, we implemented aggressive cost reduction measures in 2020 to preserve cash, including furloughs, layoffs, mandatory unpaid time off or salary reductions for all employees, and the reduction of discretionary spending. We also suspended future dividend payments and share repurchases, and we availed ourselves of governmental assistance programs for wages and other expense relief.

In August 2020, we secured additional capital to strengthen our liquidity position by entering into an investment agreement with funds managed by private equity firm Crestview Partners who made an initial investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock. Refer to Note 15 – Common and Preferred Stock of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information. In August 2020, we also amended our Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”) to provide financial flexibility, which, among other things waived our financial covenants until September 30, 2022. Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information.

During the first half of 2021, we continued to preserve cash and closely managed our costs. In connection with the acceleration of COVID-19 vaccination programs in certain of our geographic territories and as pandemic-related restrictions lessened, we began to see early signs of recovery in the travel and hospitality and live event sectors as people started to feel more comfortable traveling and gathering in larger groups. Canada announced it will reopen its border with the United States in early August 2021 to fully vaccinated travelers and anticipates reopening its borders with other countries beginning in September 2021, which we are hopeful will accelerate bookings from long-haul travelers to our Pursuit operations in Canada. The live event markets began to open in 2021 with smaller scale live events taking place. Event organizers began to hold larger scale face-to-face live events in June 2021, and during the second quarter of 2021, we began to see early signs of acceleration in the recovery of in-person trade shows as states continue to reopen.

Effective July 30, 2021, we refinanced our current $450 million revolving credit facility (the “2018 Credit Facility”), which was scheduled to mature on October 24, 2023, with a new $500 million senior secured credit facility (the “2021 Credit Facility”) to provide for financial flexibility to support our growth initiatives. The 2021 Credit Facility provides for a $400 million term loan with a maturity date of July 30, 2028 (“Term Loan B”) and a $100 million revolving credit facility with a maturity date of July 30, 2026. The proceeds from the Term Loan B will be used to repay the 2018 Credit Facility, for future acquisitions and growth initiatives, and for general corporate purposes. Refer to Note 12 – Debt and Finance Lease Obligations and Note 24 – Subsequent Event of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information.

Although we are optimistic about the recent acceleration in demand and bookings and signs of a recovery for travel and in-person live events, we remain cautious as variants of COVID-19, including the Delta variant, have caused an increase in infections across the United States and globally. Due to the evolving and uncertain nature of COVID-19, and depending on the success of ongoing vaccination efforts as well as the scope and magnitude of these increasing infections, we are not able at this time to fully estimate the effect of these factors on our business; however, the adverse impact on our business, results of operations, and cash flows has been significant. We will continue to evaluate and implement additional actions necessary to mitigate the negative financial and operational impact of COVID-19 on our business.

Seasonality

GES’ live event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows. Some shows are not held annually and some shift between quarters. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next. Live event activity was largely cancelled or postponed starting in mid-March 2020 and extending into the second quarter of 2021 due to the COVID-19 pandemic. The live event markets began to open in 2021 with smaller scale live events taking place. Event organizers began to hold larger scale face-to-face live events in June 2021, and during the second quarter of 2021, we began to see early signs of acceleration in the recovery of in-person trade shows as states continue to reopen.

Pursuit’s peak activity occurs during the summer months. We experienced lower visitation to Pursuit’s properties in 2020 due to the COVID-19 pandemic as travel restrictions and border closures largely remained in place. All of Pursuit’s properties were open during the second quarter of 2021, although there was lower visitation due in part to continued border closures in Canada, travel and capacity restrictions, and temporary government mandated closures at FlyOver Canada and reduced hours at FlyOver Iceland.

Results of Operations

Financial Highlights

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands, except per share data)	2021	2020	% Change	2021	2020	% Change
Total revenue (1)	$61,233	$30,067	**	$90,168	$324,725	(72.2)%
Net loss attributable to Viad	$(42,026)	$(206,278)	79.6%	$(85,178)	$(292,863)	70.9%
Segment operating loss (2)	$(34,994)	$(49,752)	29.7%	$(73,219)	$(59,168)	(23.7)%
Diluted loss per common share from continuing operations attributable to Viad common stockholders	$(2.18)	$(10.17)	78.6%	$(4.41)	$(14.44)	69.5%

** Change is greater than +/- 100%

(1)

As previously disclosed in our 2020 Form 10-K, and subsequent to the issuance of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2020, we identified prior period errors related to the recognition of revenue of GES’ third-party services. Revenue from these services should have been recorded on a net basis to reflect only the fees received for arranging these services, whereas previously, we recorded this revenue on a gross basis, thus overstating revenue and cost of services by the same amount. As a result, GES’ 2020 revenue has been corrected to reflect this immaterial gross-to-net adjustment. Refer to Note 1 – Overview and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

(2)

Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating loss, to the most directly comparable GAAP measure.

Three months ended June 30, 2021 compared with the three months ended June 30, 2020

•

Total revenue increased $31.2 million during the three months ended June 30, 2021 primarily due to Pursuit resuming seasonal operations and experiencing increased visitation from domestic travelers in Glacier Park and the Alaska Collection. While Canada’s border remained closed during the second quarter of 2021 due to the impact of the COVID-19 pandemic, there continues to be strong regional and national demand from Canadians as they are required to stay closer to home. All of Pursuit’s properties were open during the second quarter of 2021, although there was lower visitation due in part to border closures, travel and capacity restrictions, and temporary government mandated closures at FlyOver Canada and reduced hours at FlyOver Iceland. GES experienced show postponements and cancellations starting in mid-March 2020 and live events remained largely shut down into the second quarter of 2021, although most states in the U.S. re-opened for live events.

•

Net loss attributable to Viad improved $164.3 million during the three months ended June 30, 2021 primarily reflecting impairment charges of $114.0 million recorded during the three months ended June 30, 2020, in addition to improved segment operating results in 2021.

•	Total segment operating loss improved $14.8 million during the three months ended June 30, 2021 primarily due to increased revenue at Pursuit, and a lower cost structure at GES.

Six months ended June 30, 2021 compared with the six months ended June 30, 2020

•

Total revenue decreased $234.6 million or 72.2% during the six months ended June 30, 2021 primarily due to the impact of the COVID-19 pandemic as GES experienced show postponements and cancellations starting in mid-March 2020. Live events remained largely shut down during the first half of 2021. All of Pursuit’s properties were open during the second quarter of 2021, although there was lower visitation due in part to border closures, travel and capacity restrictions, and temporary government mandated closures at FlyOver Canada and FlyOver Iceland.

•

Net loss attributable to Viad improved $207.7 million during the six months ended June 30, 2021, primarily reflecting that impairment charges of $202.4 million recorded during the six months ended June 30, 2020.

•

Total segment operating loss increased $14.1 million during the six months ended June 30, 2021, primarily due to lower revenue at GES as a result of the COVID-19 pandemic in addition to the elimination of performance-based incentives in 2020, offset in part by a $9.1 million gain on sale of a GES warehouse in Orlando in 2021.

Foreign Exchange Rate Variances

We conduct our foreign operations primarily in Canada, the United Kingdom, Iceland, the Netherlands, Germany, and to a lesser extent, in certain other countries.

The following table summarizes the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating loss from our significant international operations for the three months ended June 30, 2021 and 2020:

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2021	2020	(in thousands)	2021	2020	(in thousands)
GES:
Canada (CAD)	$0.81	$0.72	$63	$0.81	$0.72	$(133)
United Kingdom (GBP)	$1.40	$1.24	320	$1.40	$1.24	(353)
Europe (EUR)	$1.20	$1.10	32	$1.20	$1.10	48
			$415			$(438)
Pursuit:
Canada (CAD)	$0.81	$0.73	$1,209	$0.82	$0.72	$(1,030)
Iceland (ISK)	$0.01	$0.01	66	$0.01	$0.01	(109)
			$1,275			$(1,139)
Total			$1,690			$(1,577)

The following table summarizes the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating loss from our significant international operations for the six months ended June 30, 2021 and 2020:

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2021	2020	(in thousands)	2021	2020	(in thousands)
GES:
Canada (CAD)	$0.80	$0.73	$117	$0.80	$0.73	$(183)
United Kingdom (GBP)	$1.39	$1.27	478	$1.39	$1.26	(533)
Europe (EUR)	$1.20	$1.10	52	$1.20	$1.10	(23)
			$647			$(739)
Pursuit:
Canada (CAD)	$0.80	$0.75	$1,750	$0.80	$0.73	$(1,539)
Iceland (ISK)	$0.01	$0.01	68	$0.01	$0.01	(142)
			$1,818			$(1,681)
Total			$2,465			$(2,420)

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

The following table presents a comparison of GES’ reported revenue and segment operating loss to organic revenue(1) and organic segment operating loss(1) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Three Months Ended
	June 30, 2021				June 30, 2020			Change vs. 2020
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(2)
Total GES revenue(1)	$24,920	$—	$415	$24,505	$24,803	$—	$24,803	0.5%	(1.2)%
Total GES segment operating loss(3)	$(26,897)	$—	$(438)	$(26,459)	$(32,060)	$—	$(32,060)	16.1%	17.5%

	Six Months Ended				Six Months Ended
	June 30, 2021				June 30, 2020			Change vs. 2020
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(2)	As Reported	Organic(2)
Total GES revenue(1)	$44,065	$—	$647	$43,418	$305,938	$—	$305,938	(85.6)%	(85.8)%
Total GES segment operating loss(3)	$(46,801)	$—	$(739)	$(46,062)	$(21,202)	$—	$(21,202)	**	**

** Change is greater than +/- 100%

(1)

As previously disclosed in our 2020 Form 10-K, and subsequent to the issuance of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2020, we identified prior period errors related to the recognition of revenue of GES’ third-party services. Revenue from these services should have been recorded on a net basis to reflect only the fees received for arranging these services, whereas previously, we recorded this revenue on a gross basis, thus overstating revenue and cost of services by the same amount. As a result, GES’ 2020 revenue has been corrected to reflect this immaterial gross-to-net adjustment. Refer to Note 1 – Overview and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

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

Three months ended June 30, 2021 compared with the three months ended June 30, 2020

GES revenue remained relatively flat during the three months ended June 30, 2021 as compared to the prior year as live events remained largely shut down during the second quarter of 2021 as a result of the COVID-19 pandemic. Revenue earned during 2021 was primarily driven by virtual and hybrid events completed during the second quarter of 2021. Revenue earned during the second quarter of 2020 was primarily driven by compensation for work completed on cancelled shows and the conversion of convention centers into temporary hospitals in early April 2020. Organic revenue* decreased $0.3 million during the three months ended June 30, 2021.

GES segment operating loss improved $5.2 million primarily due to the reduction in operating costs by reducing wages and discretionary costs. Organic segment operating loss* improved $5.6 million during the three months ended June 30, 2021.

Six months ended June 30, 2021 compared with the six months ended June 30, 2020

GES revenue decreased $261.9 million, primarily due to show postponements and cancellations as a result of the COVID-19 pandemic. Live events remained largely shut down during the first half of 2021. Revenue earned during 2021 was primarily driven by virtual and hybrid events completed during the first half of 2021. Revenue earned during 2020 was primarily driven by shows completed during the first quarter of 2020 before the onset of the pandemic, compensation for work completed on cancelled shows, and the conversion of convention centers into temporary hospitals in early April 2020. Organic revenue* decreased $262.5 million during the six months ended June 30, 2021.

GES segment operating loss increased $25.6 million during the six months ended June 30, 2021 primarily due to the decrease in revenue, offset in part by the reduction in operating costs by reducing wages and discretionary costs and a $9.1 million gain on sale of a GES warehouse in Orlando in 2021. Organic segment operating loss* increased $24.9 million during the six months ended June 30, 2021.

* Refer to footnote (2) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating loss.

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating loss to organic revenue(3) and organic segment operating loss(3) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Three Months Ended
	June 30, 2021				June 30, 2020			Change vs. 2020
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue(1):
Pursuit:
Attractions	$12,929	$234	$536	$12,159	$2,164	$—	$2,164	**	**
Hospitality	21,879	—	656	21,223	2,998	—	2,998	**	**
Transportation	974	—	34	940	14	—	14	**	**
Travel planning and other	588	—	50	538	2	—	2	**	**
Intra-segment eliminations	(57)	—	(1)	(56)	86	—	86	**	**
Total Pursuit	$36,313	$234	$1,275	$34,804	$5,264	$—	$5,264	**	**

Segment operating loss (4):
Total Pursuit	$(8,097)	$(258)	$(1,139)	$(6,700)	$(17,692)	$—	$(17,692)	54.2%	62.1%

	Six Months Ended				Six Months Ended
	June 30, 2021				June 30, 2020			Change vs. 2020
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue(1):
Pursuit:
Attractions	$15,185	$234	$663	$14,288	$7,442	$—	$7,442	**	92.0%
Hospitality	28,820	—	1,049	27,771	8,979	—	8,979	**	**
Transportation	1,507	—	65	1,442	2,160	—	2,160	(30.2)%	(33.2)%
Travel planning and other	648	—	54	594	201	—	201	**	**
Intra-segment eliminations	(57)	—	(13)	(44)	5	—	5	**	**
Total Pursuit	$46,103	$234	$1,818	$44,051	$18,787	$—	$18,787	**	**

Segment operating loss(4):
Total Pursuit	$(26,418)	$(333)	$(1,681)	$(24,404)	$(37,966)	$—	$(37,966)	30.4%	35.7%

** Change is greater than +/- 100%

(1)

Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.

(2)	Acquisitions include the Golden Skybridge (acquired March 2021 and opened June 2021).
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

Three months ended June 30, 2021 compared with the three months ended June 30, 2020

Pursuit revenue increased $31.0 million, as all of Pursuit’s attractions and properties were open during the second quarter of 2021, although at reduced capacities, whereas 2020 was negatively impacted by the COVID-19 pandemic as travel restrictions and border closures largely remained in place. Glacier Park and the Alaska Collection did not have any COVID-19 related closures during the second quarter of 2021 and experienced increased visitation from domestic travelers. The Canadian border remained closed during 2021 resulting in lower visitation in addition to temporary government mandated closures at FlyOver Canada, which opened on June 18, 2021. FlyOver Iceland was opened during the second quarter of 2021, but at reduced hours. Organic revenue* increased $29.5 million during the three months ended June 30, 2021.

Pursuit segment operating loss improved $9.6 million or 54.2%, primarily due to the increase in revenue in addition to the reduction in operating costs through efforts to maximize profitability in addition to wage subsidies granted by the Canadian government. Organic segment operating loss* improved $11.0 million.

Six months ended June 30, 2021 compared with the six months ended June 30, 2020

Pursuit revenue increased $27.3 million, as all of Pursuit’s seasonal attractions and properties were open during the second half of 2021, although there was lower visitation due in part to capacity restrictions in addition to temporary government mandated closures at FlyOver Canada and FlyOver Iceland. In 2020, Pursuit temporarily closed its properties in mid-March 2020 through most of the second quarter of 2020. Organic revenue* increased $25.3 million during the six months ended June 30, 2021.

Pursuit segment operating loss improved $11.5 million or 30.4%, primarily due to the increase in revenue and by the reduction in operating costs through efforts to maximize profitability in addition to wage subsidies granted by the Canadian government. Organic segment operating loss* improved $13.6 million.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change vs. 2020	2021	2020	Change vs. 2020
Same-Store Key Performance Indicators (1)
Attractions:
Number of visitors	154,089	57,163	**	211,575	220,917	(4.2)%
Revenue per attraction visitor	$63	$41	53.7%	$57	$35	62.9%
Effective ticket price	$48	$29	65.5%	$42	$26	61.5%
Hospitality:
Room nights available (2)	151,159	36,603	**	258,180	128,022	**
RevPAR (2)	$75	$42	78.6%	$62	$47	31.9%
ADR	$184	$118	55.9%	$149	$106	40.6%
Occupancy (2)	40.7%	35.6%	5.1%	41.7%	44.7%	(3.0)%

** Change is greater than +/- 100%

(1)	The Same-Store Key Performance Indicators for attractions exclude the Open Top Touring (opened September 2020), Sky Lagoon (opened April 2021) and the Golden Skybridge (opened June 2021).
(2)	The rooms that were out of service as a result of property closures due to the COVID-19 pandemic were excluded from room nights available when calculating hospitality RevPAR and occupancy.

Attractions. The increase in same-store visitors during the second quarter of 2021 was primarily driven by the temporary closure of our attractions in mid-March 2020, which remained closed through most of the second quarter of 2020 as a result of COVID-19. The decrease in same-store visitors during the first half of 2021 was driven by lower visitation due to the continued border closures and travel restrictions as a result of the COVID-19 pandemic in addition to the temporary government mandated closures at FlyOver Canada and FlyOver Iceland during 2021. FlyOver Canada re-opened on June 18, 2021 and FlyOver Iceland was either closed or operated on a reduced schedule during 2021. Revenue per attraction increased due to higher effective ticket prices and ancillary revenue.

Hospitality. Room nights available increased as all of Pursuit’s properties were fully open during the second quarter of 2021, whereas in 2020, Pursuit temporarily closed its properties in mid-March 2020 through most of the second quarter of 2020. The increase in RevPAR and ADR was primarily driven by Pursuit’s properties being open in 2021.

Pursuit is largely dependent on foreign customer visitation. Travel restrictions and border closures due to the COVID-19 pandemic have negatively affected long-haul travelers to Canada. Additionally, the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations.

Other Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2021	2020	Change vs. 2020	2021	2020	Change vs. 2020
Corporate activities	$3,006	$2,468	21.8%	$5,011	$3,257	53.9%
Interest expense	$5,587	$5,186	7.7%	$10,705	$9,204	16.3%
Other expense, net	$680	$265	**	$1,040	$684	52.0%
Restructuring charges	$787	$260	**	$3,613	$1,111	**
Impairment charges	$—	$114,020	(100.0)%	$—	$202,400	(100.0)%
Income tax expense (benefit)	$(2,166)	$35,516	**	$(5,211)	$19,719	**
Income (loss) from discontinued operations	$(62)	$(379)	83.6%	$286	$(833)	**

** Change is greater than +/- 100%

Corporate Activities – The increase in corporate activities expense during the three and six months ended June 30, 2021 was primarily due to lower performance-based compensation expense in 2020 as we reduced our estimated performance achievement to zero as a result of COVID-19.

Interest Expense – The increase in interest expense during the three and six months ended June 30, 2021 was primarily due to higher debt balances in 2021.

Restructuring Charges – Restructuring charges during the three and six months ended June 30, 2021 were primarily related to facility closures at GES. In response to the COVID-19 pandemic in 2020, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments. Restructuring charges during 2020 were primarily related to the elimination of certain positions at GES and our corporate office in response to the COVID-19 pandemic. In the fourth quarter of 2020, we entered into an agreement with a third-party to outsource the management, cleaning, and storage of the aisle carpeting we use at live events and consequently vacated a facility during 2021.

Impairment Charges – Due to the deteriorating macroeconomic environment in 2020 related to the COVID-19 pandemic, resulting in disruptions to our operations and the decline in our stock price, we recorded non-cash goodwill impairment charges of $113.1 million and a fixed asset impairment charge of $0.9 million during the three months ended June 30, 2020. During the six months ended June 30, 2020, we recorded non-cash goodwill impairment charges of $185.8 million, a non-cash impairment charge to intangible assets of $15.7 million related to GES’ United States audio-visual production business, and a fixed asset impairment charge of $0.9 million.

Income Tax Benefit – The effective tax rate was 4.8% for the three months ended June 30, 2021 and a negative 20.6% for the three months ended June 30, 2020. The effective tax rate was 5.6% for the six months ended June 30, 2021 and a negative 7.1% for the six months ended June 30, 2020. The rate for 2021 was lower than the blended statutory rate primarily as a result of excluding the tax benefit on losses recognized in the United States, the United Kingdom and other European countries where we have a valuation allowance. The negative effective tax rates for the three and six months ended June 30, 2020 were due to the recording of a valuation allowance against our remaining United States, United Kingdom, and other European countries net deferred tax assets of $25 million, as well as no tax benefits on non-deductible goodwill impairments and losses recognized in those jurisdictions.

Income (Loss) from Discontinued Operations – Loss from discontinued operations during the three months ended June 30, 2021 was primarily due to legal expenses related to previously sold operations. Income from discontinued operations during the six months ended June 30, 2021 was primarily due to an insurance recovery related to a previously sold operation, offset in part by legal expenses. Loss from discontinued operations during the three and six months ended June 30, 2020 was primarily due to legal expenses related to previously sold operations.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $40.0 million as of June 30, 2021, as compared to $42.0 million as of December 31, 2020. During the six months ended June 30, 2021, we used net cash from operating activities of $39.5 million.

On August 5, 2020, we entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”) who made an initial investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock that carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option (the “Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $21.25 per share. The proceeds from Crestview’s initial investment were used to repay a portion of our 2018 Credit Facility, providing us additional short-term liquidity to fund capital expenditures, and to support general corporate purposes. On August 5, 2020, we also entered into an amendment to our 2018 Credit Agreement, which, among other things, (i) waived our financial covenants until September 30, 2022 (the “Covenant Waiver Period”) and (ii) required us to maintain minimum liquidity of $100 million, with liquidity defined as unrestricted cash and available capacity on our 2018 Credit Facility.

Effective July 30, 2021, we refinanced the 2018 Credit Facility, which was scheduled to mature on October 24, 2023, with a new $500 million 2021 Credit Facility to provide for financial flexibility to support our growth initiatives. The 2021 Credit Facility provides for a $400 million Term Loan B with a maturity date of July 30, 2028 and a $100 million revolving credit facility with a maturity date of July 30, 2026. The proceeds from the Term Loan B will be used to repay the 2018 Credit Facility, to fund future acquisitions and growth initiatives, and for general corporate purposes.

We believe that our existing sources of liquidity will be sufficient to fund operations and capital commitments, including approximately $62 million in capital expenditures in select maintenance and growth investments, for at least the next 12 months.

As of June 30, 2021, we held approximately $29.4 million of our cash and cash equivalents outside of the United States, consisting of $15.4 million in Canada, $5.6 million in the United Kingdom, $5.0 million in the Netherlands, and $3.4 million in certain other countries.

Cash Flows

Operating Activities

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Net loss	$(88,058)	$(296,551)
Depreciation and amortization	26,510	29,135
Deferred income taxes	(4,253)	19,514
(Income) loss from discontinued operations	(286)	833
Restructuring charges	3,613	1,111
Impairment charges	—	202,400
Gains on dispositions of property and other assets	(9,360)	(1,373)
Share-based compensation expense (benefit)	4,216	(1,288)
Multi-employer pension plan withdrawal	57	462
Other non-cash items, net	(33)	11,470
Changes in assets and liabilities	28,045	3,122
Net cash used in operating activities	$(39,549)	$(31,165)

The increase in net cash used in operating activities of $8.4 million was due to losses at GES and Pursuit as a result of the COVID-19 pandemic, offset in part by a reduction in working capital needed to support lower business volumes and active working capital management.

Investing Activities

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Capital expenditures	$(24,763)	$(32,516)
Cash surrender value of life insurance policies	—	24,767
Cash paid for acquisitions, net	(7,606)	—
Proceeds from dispositions of property and other assets	14,227	4,654
Net cash used in investing activities	$(18,142)	$(3,095)

The increase in net cash used in investing activities of $15.0 million was primarily due to proceeds from the termination of our life insurance policies in 2020, offset in part by proceeds from the sale of a GES warehouse in Orlando during 2021 and a decrease in capital expenditures.

Financing Activities

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Proceeds from borrowings	$65,608	$192,111
Payments on debt and finance lease obligations	(9,027)	(56,078)
Dividends paid on common stock	—	(4,064)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(678)	(1,526)
Payments of debt issuance costs	(128)	—
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(601)	(1,062)
Common stock purchased for treasury	—	(2,785)
Proceeds from exercise of stock options	—	2,077
Net cash provided by financing activities	$55,174	$128,673

The decrease in net cash provided by financing activities of $73.5 million was primarily due to net debt proceeds of $56.6 million during the six months ended June 30, 2021 compared to net debt proceeds of $136.0 million during the six months ended June 30, 2020 under the 2018 Credit Facility, which was a proactive measure to increase our cash position and preserve financial flexibility upon the onset of the COVID-19 pandemic.

Debt and Finance Lease Obligations

Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion, all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future. Prior to the suspension, we had repurchased 53,784 shares on the open market for $2.8 million during the three months ended March 31, 2020. As of June 30, 2021, 546,283 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $9.0 million as of June 30, 2021 and $16.7 million as of December 31, 2020. We recorded unrealized foreign currency translation gains in other comprehensive income of $7.7 million during the six months ended June 30, 2021 and unrealized foreign currency translation losses of $18.4 million during the six months ended June 30, 2020.

For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating income (loss) of our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our net earnings exposure arising from the translation of our foreign revenue and segment operating income (loss). Refer to “Foreign Exchange Rate Variances” section of MD&A included in this Form 10-Q.

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of June 30, 2021 and December 31, 2020, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations.

We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended June 30, 2021 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	926	$41.92	—	546,283
May 1, 2021 - May 31, 2021	493	$41.07	—	546,283
June 1, 2021 - June 30, 2021	—	$—	—	546,283
Total	1,419	$41.62	—	546,283

Pursuant to previously announced authorizations, our Board of Directors authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended future dividend payments and our share repurchase program for the foreseeable future. The Board of Directors’ authorization does not have an expiration date. During the second quarter of 2021, certain previously owned shares of common stock were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended June 30, 2021.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended June 30, 2021.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ended June 30, 2021.

101.INS	***	Inline XBRL Instance Document

101.SCH	****	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The Inline XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

August 6, 2021	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer and Duly Authorized Officer