Form 10-Q
period 2021-09-30
VIAD CORP
filed 2021-11-05
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 2, 2021, there were 20,530,294 shares of Common Stock ($1.50 par value) outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020	5
	Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity for the Three Months Ended March 31, June 30, and September 30, 2021 and 2020	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 6.	Exhibits	47
Items 3-5	Not applicable

SIGNATURES		48

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$110,756	$39,545
Accounts receivable, net of allowances for doubtful accounts of $2,714 and $5,310, respectively	72,005	17,837
Inventories	8,751	8,727
Current contract costs	17,961	7,923
Other current assets	20,380	17,225
Total current assets	229,853	91,257
Property and equipment, net	545,280	492,154
Other investments and assets	15,513	15,492
Operating lease right-of-use assets	87,935	82,739
Deferred income taxes	1,035	563
Goodwill	111,703	99,847
Other intangible assets, net	66,244	71,172
Total Assets	$1,057,563	$853,224
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$59,543	$21,037
Contract liabilities	44,646	18,595
Accrued compensation	16,203	7,030
Operating lease obligations	11,058	15,697
Other current liabilities	36,861	27,039
Current portion of debt and finance lease obligations	8,218	8,335
Total current liabilities	176,529	97,733
Long-term debt and finance lease obligations	446,162	285,356
Pension and postretirement benefits	26,700	27,264
Long-term operating lease obligations	86,165	70,150
Other deferred items and liabilities	71,906	64,628
Total liabilities	807,462	545,131
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding	132,591	128,769
Redeemable noncontrolling interest	5,251	5,225
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	567,051	568,100
Accumulated deficit	(325,226)	(253,164)
Accumulated other comprehensive loss	(31,416)	(30,641)
Common stock in treasury, at cost, 4,411,560 and 4,475,489 shares, respectively	(222,203)	(225,742)
Total Viad stockholders’ equity	25,608	95,955
Non-redeemable noncontrolling interest	86,651	78,144
Total stockholders’ equity	112,259	174,099
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,057,563	$853,224

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue:
Services	$182,964	$43,437	$254,170	$333,052
Products	50,635	19,370	69,597	54,480
Total revenue	233,599	62,807	323,767	387,532
Costs and expenses:
Costs of services	150,983	51,465	283,403	393,101
Costs of products	42,497	18,107	73,429	60,332
Corporate activities	3,093	2,645	8,104	5,902
Interest expense, net	9,518	5,450	20,168	14,399
Multi-employer pension plan withdrawal	—	—	57	462
Other expense, net	466	210	1,506	894
Restructuring charges	2,186	11,259	5,799	12,370
Impairment charges	—	676	—	203,076
Total costs and expenses	208,743	89,812	392,466	690,536
Income (loss) from continuing operations before income taxes	24,856	(27,005)	(68,699)	(303,004)
Income tax expense	5,329	735	118	20,454
Income (loss) from continuing operations	19,527	(27,740)	(68,817)	(323,458)
Income (loss) from discontinued operations	248	(989)	534	(1,822)
Net income (loss)	19,775	(28,729)	(68,283)	(325,280)
Net (income) loss attributable to non-redeemable noncontrolling interest	(5,004)	(2,331)	(3,049)	636
Net loss attributable to redeemable noncontrolling interest	296	302	1,221	1,023
Net income (loss) attributable to Viad	$15,067	$(30,758)	$(70,111)	$(323,621)
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.45	$(1.54)	$(3.80)	$(15.98)
Discontinued operations attributable to Viad common stockholders	0.01	(0.05)	0.03	(0.09)
Net income (loss) attributable to Viad common stockholders	$0.46	$(1.59)	$(3.77)	$(16.07)
Weighted-average outstanding and potentially dilutive common shares	20,742	20,293	20,396	20,263
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.45	$(1.54)	$(3.80)	$(15.98)
Discontinued operations attributable to Viad common stockholders	0.01	(0.05)	0.03	(0.09)
Net income (loss) attributable to Viad common stockholders	$0.46	$(1.59)	$(3.77)	$(16.07)
Weighted-average outstanding common shares	20,420	20,293	20,396	20,263
Dividends declared per common share	$—	$—	$—	$0.10
Amounts attributable to Viad
Income (loss) from continuing operations	$14,819	$(29,769)	$(70,645)	$(321,799)
Income (loss) from discontinued operations	248	(989)	534	(1,822)
Net income (loss)	$15,067	$(30,758)	$(70,111)	$(323,621)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$19,775	$(28,729)	$(68,283)	$(325,280)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(8,634)	11,032	(980)	(7,342)
Change in net actuarial loss, net of tax (1)	83	70	261	436
Change in prior service cost, net of tax (1)	—	(27)	(56)	(82)
Comprehensive income (loss)	11,224	(17,654)	(69,058)	(332,268)
Non-redeemable noncontrolling interest:
Comprehensive (income) loss attributable to non-redeemable noncontrolling interest	(5,004)	(2,331)	(3,049)	636
Unrealized foreign currency translation adjustments	(1,960)	1,837	(141)	(1,949)
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	296	302	1,221	1,023
Comprehensive income (loss) attributable to Viad	$4,556	$(17,846)	$(71,027)	$(332,558)

(1) The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2020	$37,402	$568,100	$(253,164)	$(30,641)	$(225,742)	$95,955	$78,144	$174,099	$5,225	$128,769
Net loss	—	—	(43,152)	—	—	(43,152)	(1,445)	(44,597)	(494)	—
Dividends on convertible preferred stock	—	(1,898)	—	—	—	(1,898)	—	(1,898)	—	1,898
Capital contribution (distributions) to noncontrolling interest	—	—	—	—	—	—	(951)	(951)	142	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(519)	(519)	—	(519)	—	—
Employee benefit plans	—	(1,198)	—	—	1,578	380	—	380	—	—
Share-based compensation - equity awards	—	1,626	—	—	—	1,626	—	1,626	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,977	—	3,977	750	4,727	77	—
Amortization of net actuarial loss, net of tax	—	—	—	177	—	177	—	177	—	—
Amortization of prior service cost, net of tax	—	—	—	(56)	—	(56)	—	(56)	—	—
Acquisitions	—	—	—	—	—	—	6,759	6,759	—	—
Other, net	—	13	(1)	—	—	12	—	12	56	—
Balance, March 31, 2021	$37,402	$566,643	$(296,317)	$(26,543)	$(224,683)	$56,502	$83,257	$139,759	$5,006	$130,667
Net loss	—	—	(42,026)			(42,026)	(510)	(42,536)	(431)	—
Dividends on convertible preferred stock	—	(1,923)	—	—	—	(1,923)	—	(1,923)	—	1,923
Capital contribution to noncontrolling interest	—	—	—	—	—	—	7	7	124	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(82)	(82)	—	(82)	—	—
Employee benefit plans	—	(143)	—	—	641	498	—	498	—	—
Share-based compensation - equity awards	—	2,071	—	—	—	2,071	—	2,071	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,677	—	3,677	1,069	4,746	79	—
Amortization of net actuarial loss, net of tax	—	—	—	1	—	1	—	1	—	—
Other, net	—	10	—	—	23	33	(7)	26	547	1
Balance, June 30, 2021	$37,402	$566,658	$(338,343)	$(22,865)	$(224,101)	$18,751	$83,816	$102,567	$5,325	$132,591
Net income (loss)	—	—	15,067	—	—	15,067	5,004	20,071	(296)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Capital contributions (distributions) to (from) noncontrolling interest	—	—	—	—	—	—	(216)	(216)	16	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(29)	(29)	—	(29)	—	—
Employee benefit plans	—	(1,751)	—	—	1,950	199	—	199	—	—
Share-based compensation - equity awards	—	2,163	—	—	—	2,163	—	2,163	—	—
Unrealized foreign currency translation adjustment	—	—	—	(8,634)	—	(8,634)	(1,960)	(10,594)	(282)	—
Amortization of net actuarial loss, net of tax	—	—	—	83	—	83	—	83	—	—
Other, net	—	(19)	-	—	(23)	(42)	7	(35)	488	—
Balance, September 30, 2021	$37,402	$567,051	$(325,226)	$(31,416)	$(222,203)	$25,608	$86,651	$112,259	$5,251	$132,591

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (Continued)

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2019	$37,402	$574,473	$122,971	$(35,699)	$(231,649)	$467,498	$79,731	$547,229	$6,172	$—
Net loss	—	—	(86,585)	—	—	(86,585)	(1,333)	(87,918)	(517)	—
Dividends on common stock ($0.10 per share)	—	—	(2,038)	—	—	(2,038)	—	(2,038)	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,526)	(1,526)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(1,059)	(1,059)	—	(1,059)	—	—
Common stock purchased for treasury	—	—	—	—	(2,785)	(2,785)	—	(2,785)	—	—
Employee benefit plans	—	(3,810)	—	—	5,722	1,912	—	1,912	—	—
Share-based compensation - equity awards	—	276	—	—	—	276	—	276	—	—
Unrealized foreign currency translation adjustment	—	—	—	(28,158)	—	(28,158)	(5,719)	(33,877)	(873)	—
Amortization of net actuarial loss, net of tax	—	—	—	341	—	341	—	341	—	—
Amortization of prior service cost, net of tax	—	—	—	(27)	—	(27)	—	(27)	—	—
Other, net	—	(80)	(1)	—	1	(80)	—	(80)	126	—
Balance, March 31, 2020	$37,402	$570,859	$34,347	$(63,543)	$(229,770)	$349,295	$71,153	$420,448	$4,908	$—
Net loss	—	—	(206,278)	—	—	(206,278)	(1,634)	(207,912)	(204)	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(3)	(3)	—	(3)	—	—
Employee benefit plans	—	48	—	—	282	330	—	330	—	—
Share-based compensation - equity awards	—	602	—	—	—	602	—	602	—	—
Unrealized foreign currency translation adjustment	—	—	—	9,784	—	9,784	1,933	11,717	102	—
Amortization of net actuarial loss, net of tax	—	—	—	25	—	25	—	25	—	—
Amortization of prior service cost, net of tax	—	—	—	(28)	—	(28)	—	(28)	—	—
Other, net	—	46	—	—	(1)	45	—	45	332	—
Balance, June 30, 2020	$37,402	$571,555	$(171,931)	$(53,762)	$(229,492)	$153,772	$71,452	$225,224	$5,138	$—
Net loss	—	—	(30,758)	—	—	(30,758)	2,331	(28,427)	(302)	-
Issuance of Series A convertible preferred stock	—	—	—	—	—	—	—	—	—	125,763
Dividends on convertible preferred stock	—	(1,134)	—	—	—	(1,134)	—	(1,134)	—	1,134
Employee benefit plans	—	(2,123)	—	—	1,870	(253)	—	(253)	—	—
Share-based compensation - equity awards	—	2,135	—	—	—	2,135	—	2,135	—	—
Unrealized foreign currency translation adjustment	—	—	—	11,032	—	11,032	1,837	12,869	(33)	—
Amortization of net actuarial loss, net of tax	—	—	—	70	—	70	—	70	—	—
Amortization of prior service cost, net of tax	—	—	—	(27)	—	(27)	—	(27)	—	—
Other, net	—	14	(2)	—	(1)	11	—	11	468	—
Balance, September 30, 2020	$37,402	$570,447	$(202,691)	$(42,687)	$(227,623)	$134,848	$75,620	$210,468	$5,271	$126,897
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(68,283)	$(325,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,986	43,051
Deferred income taxes	(131)	20,428
(Income) loss from discontinued operations	(534)	1,822
Restructuring charges	5,799	12,370
Impairment charges	—	203,076
Gains on dispositions of property and other assets	(9,345)	(14,935)
Share-based compensation expense	5,960	649
Multi-employer pension plan withdrawal	57	462
Other non-cash items, net	4,642	10,371
Change in operating assets and liabilities:
Receivables	(53,998)	104,722
Inventories	(68)	833
Current contract costs	(10,123)	16,418
Accounts payable	39,204	(76,355)
Restructuring liabilities	(4,413)	(4,606)
Accrued compensation	7,611	(25,268)
Contract liabilities	26,386	(32,650)
Income taxes payable	(181)	1,290
Other assets and liabilities, net	14,718	20,083
Net cash used in operating activities	(2,713)	(43,519)
Cash flows from investing activities
Capital expenditures	(45,187)	(40,057)
Cash surrender value of life insurance policies	—	24,767
Cash paid for acquisitions, net	(7,704)	—
Proceeds from dispositions of property and other assets	14,292	21,788
Net cash (used in) provided by investing activities	(38,599)	6,498
Cash flows from financing activities
Proceeds from borrowings	451,350	191,733
Payments on debt and finance lease obligations	(335,665)	(273,663)
Dividends paid on common stock	—	(4,064)
Dividends paid on preferred stock	(1,950)	—
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(798)	(1,526)
Payments of debt issuance costs	(1,767)	(1,585)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,119)	(1,062)
Common stock purchased for treasury	—	(2,785)
Proceeds from issuance of Convertible Series A Preferred Stock, net of issuance costs	—	125,763
Proceeds from exercise of stock options	—	2,077
Net cash provided by financing activities	110,051	34,888
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,551	(1,027)
Net change in cash, cash equivalents, and restricted cash	71,290	(3,160)
Cash, cash equivalents, and restricted cash, beginning of year	41,971	62,004
Cash, cash equivalents, and restricted cash, end of period	$113,261	$58,844

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

Impact of COVID-19

Starting in mid-March 2020, the COVID-19 pandemic had a significant and negative impact on our operations and financial performance, with severe disruptions in live event and tourism activity. In response, we implemented aggressive cost reduction measures in 2020 to preserve cash, including furloughs, layoffs, mandatory unpaid time off or salary reductions for all employees, and the reduction of discretionary spending. We also suspended future common stock dividend payments and share repurchases, and we availed ourselves of governmental assistance programs for wages and other expense relief. Additionally, in May and August 2020, we obtained waivers of the financial covenants under our then $450 million revolving credit facility (“the 2018 Credit Facility”), which we subsequently refinanced in July 2021 as discussed below, and we secured additional capital to strengthen our liquidity position by entering into an investment agreement with funds managed by private equity firm Crestview Partners who made an investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock. Refer to Note 15 – Common and Preferred Stock for further information.

During 2021, we continued to preserve cash and closely manage our costs as pandemic-related restrictions lessened. In connection with COVID-19 vaccination programs, we began to see signs of recovery in the travel and hospitality and live event sectors during early 2021 as people started to feel more comfortable traveling and gathering in larger groups. Pursuit’s operations in the United States experienced strong visitation primarily from domestic travelers, while tourism in Canada remained constrained by border closures. Canada reopened its border with the United States in early August 2021 to fully vaccinated travelers and to travelers from other countries beginning in September 2021, which accelerated short-term bookings from long-haul travelers to our Pursuit operations in Canada. The live event markets also began to re-open in 2021 with smaller scale live events starting to take place during the first half of the year. Toward the end of the second quarter and into the third quarter, we began to see an acceleration in the recovery of in-person trade shows as event organizers began to hold larger scale face-to-face live events.

Effective July 30, 2021, we refinanced our 2018 Credit Facility, which was scheduled to mature on October 24, 2023, with a new $500 million senior secured credit facility (the “2021 Credit Facility”) to provide for financial flexibility to support our growth initiatives. The 2021 Credit Facility provides for a $400 million term loan with a maturity date of July 30, 2028 (“Term Loan B”) and a $100 million revolving credit facility with a maturity date of July 30, 2026. The loan proceeds of $400 million were offset in part by $14.8 million in fees. The proceeds from the Term Loan B were used to repay the 2018 Credit Facility and the remaining proceeds will be used to fund future acquisitions and growth initiatives and for general corporate purposes. Refer to Note 12 – Debt and Finance Lease Obligations for further information.

Although we have seen a recent acceleration in demand and bookings and early signs of recovery for travel and in-person live events, we remain cautious as variants of COVID-19, including the predominant Delta variant, have caused an increase in infections and hospitalizations across the United States and globally. Due to the evolving and uncertain nature of COVID-19, and depending on the success of ongoing vaccination and other mitigation efforts as well as the scope and magnitude of infections and hospitalizations, we are not able at this time to fully estimate the effect of these factors on our business; however, the adverse impact on our business, results of operations, and, cash flows has been significant. We will continue to evaluate and implement additional actions necessary to mitigate the negative financial and operational impact of COVID-19 on our business.

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

Correction to Prior Period Financial Statements

As previously disclosed in our 2020 Form 10-K, and subsequent to the issuance of the Condensed Consolidated Financial Statements for the quarter ended September 30, 2020, we identified prior period errors related to the recognition of revenue of GES’ third-party services. Revenue from these services should have been recorded on a net basis to reflect only the fees received for arranging these services, whereas previously, we recorded this revenue on a gross basis, thus overstating revenue and cost of services by the same amount. As a result, we corrected the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 related to this gross-to-net adjustment. We determined that these errors were not material to the previously issued financial statements. Note 2 – Revenue and Related Contract Costs and Contract Liabilities and Note 23 – Segment Information reflect this correction.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(in thousands)	Services Revenue	Cost of Services	Services Revenue	Cost of Services
As previously reported	$43,702	$51,730	$335,383	$395,432
Gross to net correction for GES	(265)	(265)	(2,331)	(2,331)
Total as corrected	$43,437	$51,465	$333,052	$393,101

Impact of Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements:

Standard	Description	Date of adoption	Effect on the financial statements
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

1/1/2022

We are currently evaluating the potential impact of the adoption of this new guidance on our consolidated financial statements. We do not expect this new guidance will have a material impact on our consolidated financial statements.

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

Cash, cash equivalents, and restricted cash balances presented in the Condensed Consolidated Statements of Cash Flows consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$110,756	$39,545
Restricted cash included in other current assets	2,505	2,426
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$113,261	$41,971

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

We consider noncontrolling interests with redemption features that are not solely within our control to be redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 54.9% equity ownership interest in Esja Attractions ehf. (“Esja”), which owns the FlyOver Iceland attraction. The Esja shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered mezzanine equity and we report it between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Condensed Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to accumulated deficit and is included in our income (loss) per share.

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2020	$18,618
Cash additions	117,499
Revenue recognized	(90,638)
Foreign exchange translation adjustment	(584)
Balance at September 30, 2021	$44,895

Contract Costs

GES capitalizes certain incremental costs incurred in obtaining and fulfilling contracts. Capitalized costs principally relate to direct costs of materials and services incurred in fulfilling services of future exhibitions, conferences, and events, and also include up-front incentives and commissions incurred upon contract signing. We expense costs associated with preliminary contract activities (i.e. proposal activities) as incurred. Capitalized contract costs are expensed upon the transfer of the related goods or services and are included in costs of services or costs of products, as applicable. We include the deferred incremental costs of obtaining and fulfilling contracts in the Condensed Consolidated Balance Sheets under the captions “Current contract costs” and “Other investments and assets.”

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2020	$10,835
Additions	24,514
Expenses	(14,061)
Cancelled	(709)
Foreign exchange translation adjustment	(57)
Balance at September 30, 2021	$20,522

As of September 30, 2021, capitalized contract costs consisted of $0.6 million to obtain contracts and $19.9 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three and nine months ended September 30, 2021 or 2020.

Disaggregation of Revenue

During the first quarter of 2021, we changed GES’ presentation of certain items in the following disaggregation of revenue table to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. All prior periods have been reclassified to conform to this new reporting structure.

The following tables disaggregate GES and Pursuit revenue by major service and product lines, timing of revenue recognition, and markets served:

GES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Service lines:
Exhibitions and Conferences	$81,029	$4,625	$96,881	$222,038
Brand experiences	31,009	8,895	55,194	85,831
Venue services	4,006	472	8,034	12,061
Total revenue	$116,044	$13,992	$160,109	$319,930

Timing of revenue recognition:
Services transferred over time	$100,865	$12,031	$139,241	$287,457
Products transferred over time(1)	6,509	247	7,659	13,442
Products transferred at a point in time	8,670	1,714	13,209	19,031
Total revenue	$116,044	$13,992	$160,109	$319,930

Geographical markets:
North America	$92,648	$11,686	$127,978	$272,391
EMEA	24,084	2,590	34,061	50,797
Intersegment eliminations	(688)	(284)	(1,930)	(3,258)
Total revenue	$116,044	$13,992	$160,109	$319,930

(1)
GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Pursuit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Services:
Admissions	$39,480	$12,229	$51,069	$17,865
Accommodations	37,553	18,021	54,742	23,994
Transportation	3,453	445	4,913	2,513
Travel planning and other	2,019	855	4,668	1,484
Intersegment eliminations	(406)	(144)	(463)	(261)
Total services revenue	82,099	31,406	114,929	45,595
Products:
Food and beverage	18,029	6,783	25,152	9,047
Retail operations	17,427	10,626	23,577	12,960
Total products revenue	35,456	17,409	48,729	22,007
Total revenue	$117,555	$48,815	$163,658	$67,602

Timing of revenue recognition:
Services transferred over time	$82,099	$31,406	$114,929	$45,595
Products transferred at a point in time	35,456	17,409	48,729	22,007
Total revenue	$117,555	$48,815	$163,658	$67,602

Markets:
Banff Jasper Collection	$52,602	$26,395	$71,720	$39,234
Alaska Collection	25,932	5,436	37,279	6,167
Glacier Park Collection	32,081	14,929	43,627	16,813
FlyOver	2,296	2,055	3,494	5,388
Sky Lagoon(1)	4,644	—	7,538	—
Total revenue	$117,555	$48,815	$163,658	$67,602
(1)
We opened Pursuit’s new Sky Lagoon attraction on April 30, 2021 in Reykjavik, Iceland.

Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of September 30, 2021, there were 736,786 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation (income) expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Performance-based restricted stock units	$(118)	$149	$488	$(2,596)
Restricted stock awards and restricted stock units	1,284	1,698	3,964	3,155
Stock options	578	90	1,508	90
Share-based compensation expense before income tax	1,744	1,937	5,960	649
Income tax benefit(1)	(21)	—	(76)	—
Share-based compensation expense, net of income tax	$1,723	$1,937	$5,884	$649
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

During the nine months ended September 30, 2021, we granted PRSUs with a grant date fair value of $3.2 million, all of which are payable in shares.

In 2021, PRSUs granted in 2018 vested; however, as performance metrics were not achieved, no awards were paid in cash or in shares. In 2020, PRSUs granted in 2017 vested and we paid $2.6 million in cash. No PRSUs were paid in shares in 2020.

As of September 30, 2021, the unamortized cost of outstanding equity-based PRSUs was $2.7 million, which we expect to recognize over a weighted-average period of approximately 2.3 years. Liabilities related to liability-based PRSUs were $0.8 million as of September 30, 2021 and $0.8 million as of December 31, 2020.

The following table summarizes the activity of the outstanding PRSUs:

	Equity-Based PRSUs		Liability-Based PRSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2020	61,208	$57.18	121,485	$56.34
Granted	101,785	$31.28	—	$—
Vested	—	$—	(42,698)	$51.96
Forfeited	—	$—	(1,041)	$56.90
Balance at September 30, 2021	162,993	$41.01	77,746	$57.13

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

As of September 30, 2021, the unamortized cost of outstanding equity-based restricted stock awards and restricted stock units was $5.0 million, which we expect to recognize over a weighted-average period of approximately 1.2 years. We repurchased 25,856 shares for $1.1 million during the nine months ended September 30, 2021 and 17,961 shares for $1.1 million during the nine months ended September 30, 2020 related to tax withholding requirements on vested share-based awards.

Aggregate liabilities related to liability-based restricted stock units were $0.2 million as of September 30, 2021 and $0.2 million as of December 31, 2020. During the nine months ended September 30, 2021, 3,174 restricted stock units vested, and we paid $0.1 million in cash. During the nine months ended September 30, 2020, 2,815 restricted stock units vested, and we paid $0.2 million in cash and $0.8 million in shares.

The following table summarizes the activity of the outstanding restricted stock awards and restricted stock units:

	Equity-Based Restricted Stock Awards		Equity-Based Restricted Stock Units		Liability-Based Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2020	107,107	$53.23	151,261	$19.51	10,459	$51.91
Granted	22,560	$44.77	88,367	$44.12	—	$—
Vested	(48,879)	$49.92	(34,998)	$19.73	(3,174)	$52.24
Forfeited	(2,279)	$56.63	(3,673)	$19.75	—	$—
Balance at September 30, 2021	78,509	$52.77	200,957	$30.29	7,285	$53.34

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

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2020	204,150	$19.98
Granted	137,858	$44.80
Exercised	—	$—
Options outstanding at September 30, 2021	342,008	$29.98	$5,276,367
Options exercisable at September 30, 2021	27,075	$21.85	$637,887
(1)
The aggregate intrinsic value of stock options outstanding represents the difference between our closing stock price at the end of the reporting period and the exercise price, multiplied by the number of in-the-money stock options.

The following table summarizes stock options outstanding and exercisable as of September 30, 2021:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$19.30	150,000	7.25	$19.30	—	$—
$21.85	54,150	5.91	$21.85	27,075	$21.85
$44.80	137,858	6.40	$44.80	—	$—
$19.30-$44.80	342,008	6.70	$29.98	27,075	$21.85

The fair value of stock options granted in 2021 was estimated on the date of grant using the Black-Scholes option pricing model.

Following is additional information on stock options granted during the nine months ended September 30, 2021 and the underlying assumptions used in assessing fair value:

Nine Months Ended
September 30, 2021
Assumptions used to estimate fair value of stock options granted:
Risk-free interest rate	0.50%
Expected term (in years)	4.5
Expected volatility	55.8%
Expected dividend yield	—
Weighted average grant-date fair value per share of options granted	$20.26

As of September 30, 2021, the total unrecognized compensation cost related to non-vested stock option awards was $2.7 million. We expect to recognize such costs over a weighted-average period of approximately 1.5 years.

Note 4. Acquisitions

2021 Acquisitions

Golden Skybridge

On March 18, 2021, we acquired a 60% controlling interest in the Golden Skybridge attraction for total cash consideration of $15 million Canadian dollars (approximately $12 million U.S. dollars), of which $6 million Canadian dollars (approximately $4.8 million U.S. dollars) were primarily used to fund additional experiences. The Golden Skybridge opened in June 2021.

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

Transaction costs associated with the acquisition were $0.3 million U.S. dollars during 2021, which are included in “Costs of services” in the Condensed Consolidated Statements of Operations.

Note 5. Inventories

We state inventories, which consist primarily of exhibit design and construction materials and supplies, as well as retail inventory, at the lower of cost (first-in, first-out and specific identification methods) or net realizable value.

The components of inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Raw materials	$2,482	$3,362
Finished goods	6,269	5,365
Inventories	$8,751	$8,727

Note 6. Other Current Assets

Other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Prepaid software maintenance	$3,887	$3,058
Income tax receivable	4,333	337
Prepaid insurance	2,824	4,297
Restricted cash	2,505	2,426
Prepaid vendor payments	2,188	1,835
Prepaid taxes	1,131	345
Prepaid other	1,954	1,296
Other	1,558	3,631
Other current assets	$20,380	$17,225

Note 7. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Land and land interests	$30,504	$32,849
Buildings and leasehold improvements	387,955	386,751
Equipment and other	433,412	401,288
Gross property and equipment	851,871	820,888
Accumulated depreciation	(367,854)	(352,100)
Property and equipment, net (excluding finance leases)	484,017	468,788
Finance lease ROU assets, net (1)	61,263	23,366
Property and equipment, net	$545,280	$492,154

(1)
The increase in finance lease ROU assets is primarily due to the commencement of Pursuit’s new Sky Lagoon attraction in Iceland during the first quarter of 2021.

Depreciation expense was $10.8 million for the three months ended September 30, 2021 and $32.3 million for the nine months ended September 30, 2021. Depreciation expense was $11.5 million for the three months ended September 30, 2020 and $35.1 million for the nine months ended September 30, 2020.

Property and equipment purchased through accounts payable and accrued liabilities decreased $0.3 million during the nine months ended September 30, 2021 and decreased $6.3 million during the nine months ended September 30, 2020.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Self-insured liability receivable	$6,358	$6,358
Other mutual funds	3,903	3,457
Contract costs	2,561	2,912
Other	2,691	2,765
Other investments and assets	$15,513	$15,492

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Pursuit
Balance at December 31, 2020	$99,847
Business acquisition	11,776
Foreign currency translation adjustments	80
Balance at September 30, 2021	$111,703

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

We recorded non-cash goodwill impairment charges of $185.8 million during the nine months ended September 30, 2020 primarily related to the write-off of all of GES’ goodwill due to the deteriorating macroeconomic environment related to the COVID-19 pandemic. Our remaining goodwill balance as of September 30, 2021 of $111.7 million pertains to our Pursuit business. Although certain of Pursuit’s reporting units continue to operate at a loss due to travel restrictions as a result of the COVID-19 pandemic, we did not record any impairment charges during 2021 as there were no significant changes to our outlook for the future years and the risk profile of the reporting units had not changed.

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

Other intangible assets consisted of the following:

		September 30, 2021			December 31, 2020
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	6.1	$37,698	$(28,398)	$9,300	$38,214	$(26,288)	$11,926
Operating contracts and licenses	36.0	41,391	(3,160)	38,231	42,012	(2,405)	39,607
In-place lease	13.2	15,413	(980)	14,433	15,347	(656)	14,691
Tradenames	4.6	5,607	(2,631)	2,976	5,940	(2,435)	3,505
Non-compete agreements	0.3	773	(734)	39	770	(616)	154
Other	6.4	822	(130)	692	818	(102)	716
Total amortized intangible assets		101,704	(36,033)	65,671	103,101	(32,502)	70,599
Indefinite-lived intangible assets:
Business licenses		573	—	573	573	—	573
Other intangible assets		$102,277	$(36,033)	$66,244	$103,674	$(32,502)	$71,172

Intangible asset amortization expense was $1.6 million for the three months ended September 30, 2021 and $4.4 million for the nine months ended September 30, 2021. Intangible asset amortization was $1.5 million for the three months ended September 30, 2020 and $5.2 million for the nine months ended September 30, 2020. We recorded a non-cash impairment charge to intangible assets of $15.7 million during the nine months ended September 30, 2020 related to our United States audio-visual production business. The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve.

At September 30, 2021, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2021	$1,353
2022	5,109
2023	4,451
2024	3,495
2025	2,200
Thereafter	49,063
Total	$65,671

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Continuing operations:
Accrued sales and use taxes	$6,479	$1,547
Self-insured liability	5,066	5,715
Accrued employee benefit costs	4,523	2,363
Commissions payable	4,051	903
Accrued interest payable	3,995	3,042
Accrued restructuring	2,076	2,479
Current portion of pension and postretirement liabilities	1,618	1,805
Accrued professional fees	1,516	1,691
Other taxes	2,187	1,872
Other	4,898	5,123
Total continuing operations	36,409	26,540
Discontinued operations:
Self-insured liability	296	347
Environmental remediation liabilities	62	61
Other	94	91
Total discontinued operations	452	499
Total other current liabilities	$36,861	$27,039

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Continuing operations:
Foreign deferred tax liability	$29,482	$21,336
Multi-employer pension plan withdrawal liability	14,366	15,864
Self-insured liability	7,754	6,662
Self-insured excess liability	6,358	6,358
Accrued compensation	5,656	5,821
Accrued restructuring	2,640	2,751
Other	1,590	1,479
Total continuing operations	67,846	60,271
Discontinued operations:
Environmental remediation liabilities	2,191	2,179
Self-insured liability	1,619	1,639
Other	250	539
Total discontinued operations	4,060	4,357
Total other deferred items and liabilities	$71,906	$64,628

Note 12. Debt and Finance Lease Obligations

The components of debt and finance lease obligations consisted of the following:

	September 30,	December 31,
(in thousands, except interest rates)	2021	2020
2021 Credit Facility, 5.5% weighted-average interest rate at September 30, 2021, due through 2028(1)	$400,000	$—
2018 Credit Facility, 4.5% weighted-average interest rate at December 31, 2020	—	266,762
FlyOver Iceland Credit Facility, 4.9% weighted-average interest rate at September 30, 2021 and December 31, 2020, due through 2023(1)	5,619	5,820
FlyOver Iceland Term Loans, 3.8% weighted-average interest rate at September 30, 2021 and December 31, 2020, due through 2024(1)	689	705
Less unamortized debt issuance costs	(15,525)	(2,737)
Total debt	390,783	270,550
Finance lease obligations, 9.1% weighted-average interest rate at September 30, 2021 and 8.0% at December 31, 2020, due through 2067(2)	63,597	23,141
Total debt and finance lease obligations (3)(4)	454,380	293,691
Current portion	(8,218)	(8,335)
Long-term debt and finance lease obligations	$446,162	$285,356
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
(3)
The estimated fair value of total debt and finance leases was $310.5 million as of September 30, 2021 and $254.0 million as of December 31, 2020. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.
(4)
Cash paid for interest on debt was $14.9 million for the nine months ended September 30, 2021 and $12.1 million for the nine months ended September 30, 2020.

2021 Credit Facility

Effective July 30, 2021, we refinanced the 2018 Credit Facility with the new $500 million 2021 Credit Facility to provide for financial flexibility to support our growth initiatives. The 2021 Credit Facility provides for a $400 million Term Loan B with a maturity date of July 30, 2028 and a $100 million revolving credit facility with a maturity date of July 30, 2026. The loan proceeds of $400 million were offset in part by $14.8 million in fees. The proceeds from the Term Loan B were used to repay the 2018 Credit Facility and the remaining proceeds will be used to fund future acquisitions and growth initiatives and for general corporate purposes. The following are significant terms under the revolving credit facility:

•
Maintain minimum liquidity of $75 million through the earlier of (i) June 30, 2022 or (ii) the first fiscal quarter we are in compliance with the financial covenants;
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

As a result of the refinance and the repayment of the 2018 Credit Facility, we recorded $2.1 million of interest expense related to the write-off of unamortized debt issuance costs during the three months ended September 30, 2021.

As of September 30, 2021, capacity remaining under the 2021 Credit Facility was $78.2 million, reflecting borrowings of $400.0 million under the Term Loan B and $21.8 million in outstanding letters of credit.

FlyOver Iceland Credit Facility

Effective February 15, 2019, FlyOver Iceland ehf., (“FlyOver Iceland”) a wholly-owned subsidiary of Esja, entered into a credit agreement with a €5.0 million (approximately $5.6 million U.S. dollars) credit facility (the “FlyOver Iceland Credit Facility”) with a maturity date of March 1, 2022. The loan proceeds were used to complete the development of the FlyOver Iceland attraction. In response to the COVID-19 pandemic, we entered into an addendum to the FlyOver Iceland Credit Facility effective January 8, 2021 wherein the principal payments were deferred for twelve months beginning December 1, 2020, with the first payment due December 1, 2021. The addendum also extended the maturity date to September 1, 2023. There were no other changes to the terms of the FlyOver Iceland Credit Facility. During the first quarter of 2021, we obtained a waiver of certain covenants to the FlyOver Iceland Credit Facility through December 2021. We expect to be unable to meet our financial covenants under the FlyOver Iceland Credit Facility for the six months ending December 31, 2021. We have requested a waiver for our covenants.

FlyOver Iceland Term Loans

During 2020, FlyOver Iceland entered into three term loans totaling ISK 90.0 million (approximately $0.7 million U.S. dollars) (the “FlyOver Iceland Term Loans”). The first term loan for ISK 10.0 million was entered into effective October 15, 2020 with a maturity date of April 1, 2023 and bears interest on a seven-day term deposit at the Central Bank of Iceland. The second term loan for ISK 30.0 million was entered into effective October 15, 2020 with a maturity date of October 1, 2024 and bears interest on a seven-day term deposit at the Central Bank of Iceland plus 3.07%. The third term loan for ISK 50.0 million was entered into effective December 29, 2020 with a maturity date of February 1, 2023 and bears interest at one-month Reykjavik InterBank Offered Rate (“REIBOR”) plus 4.99%. The Icelandic State Treasury guarantees supplemental loans provided by credit institutions to companies impacted by the COVID-19 pandemic. Accordingly, the Icelandic State Treasury guaranteed the repayment of up to 85% of the principal and interest on the ISK 10.0 million and ISK 30.0 million term loans and 70% of the principal amount on the ISK 50.0 million term loan. Loan proceeds were used to fund FlyOver Iceland operations.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$50,001	$50,001	$—	$—
Other mutual funds (2)	3,903	3,903	—	—
Total assets at fair value on a recurring basis	$53,904	$53,904	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$2	$2	$—	$—
Other mutual funds (2)	3,457	3,457	—	—
Total assets at fair value on a recurring basis	$3,459	$3,459	$—	$—

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

Note 14. Income (Loss) Per Share

The components of basic and diluted income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income (loss) attributable to Viad (diluted)	$15,067	$(30,758)	$(70,111)	$(323,621)
Less: Allocation to participating securities	(3,141)	—	—	—
Convertible preferred stock dividends paid in cash	(1,950)	—	(1,950)	—
Convertible preferred stock dividends paid in kind	—	(1,134)	(3,821)	(1,134)
Adjustment to the redemption value of redeemable noncontrolling interest	(488)	(468)	(1,091)	(926)
Net income (loss) allocated to Viad common stockholders (basic)	$9,488	$(32,360)	$(76,973)	$(325,681)
Add: Allocation to participating securities	36	—	—	—
Net income (loss) allocated to Viad common stockholders (diluted)	$9,524	$(32,360)	$(76,973)	$(325,681)

Basic weighted-average outstanding common shares	20,420	20,293	20,396	20,263
Additional dilutive shares related to share-based compensation	322	—	—	—
Diluted weighted-average outstanding shares	20,742	20,293	20,396	20,263
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$0.46	$(1.59)	$(3.77)	$(16.07)
Diluted income (loss) attributable to Viad common stockholders(1)	$0.46	$(1.59)	$(3.77)	$(16.07)

(1)
Diluted loss per share amount cannot exceed basic loss per share.

Diluted loss per common share is calculated using the more dilutive of the two-class method or as-converted method. The two-class method uses net income (loss) available to common stockholders and assumes conversion of all potential shares other than the participating securities. The as-converted method uses net income (loss) available to common stockholders and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. We apply the two-class method in calculating loss per common share as unvested share-based payment awards that contain nonforfeitable rights to dividends and preferred stock are considered participating securities. Accordingly, such securities are included in the earnings allocation in calculating income (loss) per share. The adjustment to the carrying value of the redeemable noncontrolling interest is reflected in income (loss) per common share.

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Convertible preferred stock	—	6,353	6,584	6,353
Unvested restricted share-based awards	3	135	173	105
Unvested performance share-based awards	—	—	28	—
Stock options	138	27	219	14

Note 15. Common and Preferred Stock

Convertible Series A Preferred Stock

On August 5, 2020, we entered into an Investment Agreement with funds managed by private equity firm Crestview Partners, relating to the issuance of 135,000 shares of newly issued Convertible Series A Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $135 million or $1,000 per share. The $135 million issuance was offset in part by $9.2 million of expenses related to the capital raise. We have classified the convertible preferred stock as mezzanine equity in the Condensed Consolidated Balance Sheet due to the existence of certain change in control provisions that are not solely within our control.

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the nine months ended September 30, 2021, $5.8 million of dividends were deemed declared of which $3.8 million was paid in-kind during the first and second quarters of 2021 and $2.0 million was paid in cash during the third quarter of 2021. We intend to pay preferred stock dividends in cash for the foreseeable future.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future. Prior to the suspension, we had repurchased 53,784 shares on the open market for $2.8 million during the three months ended March 31, 2020. As of September 30, 2021, 546,283 shares remain available for repurchase. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(16,686)	$(13,955)	$(30,641)
Other comprehensive income before reclassifications	(980)	—	(980)
Amounts reclassified from AOCI, net of tax	—	205	205
Net other comprehensive income (loss)	(980)	205	(775)
Balance at September 30, 2021	$(17,666)	$(13,750)	$(31,416)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(23,799)	$(11,900)	$(35,699)
Other comprehensive loss before reclassifications	(7,342)	—	(7,342)
Amounts reclassified from AOCI, net of tax	—	354	354
Net other comprehensive income (loss)	(7,342)	354	(6,988)
Balance at September 30, 2020	$(31,141)	$(11,546)	$(42,687)

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

Note 17. Income Taxes

The effective tax rate was 21.4% for the three months ended September 30, 2021 and a negative 2.7% for the three months ended September 30, 2020. The effective tax rate was a negative 0.2% for the nine months ended September 30, 2021 and a negative 6.8% for the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2021, we did not use the annualized effective tax rate (“AETR”) to compute the income tax benefit or expense. Instead, the income tax benefit or expense was computed using the actual year-to-date tax rate as the AETR became highly sensitive due to the amount of aggregate projected tax benefit on the projected losses in Canada, the United Arab Emirates, the Netherlands, and immaterial European operations were marginally positive. As the full year projected tax benefit is expected to be marginally positive in these operations, the actual effective tax rate was a better estimate of the current quarter and year to date tax benefit than the amount computed using the AETR.

The 21.4% effective tax rate for the three months ended September 30, 2021 was the result of the taxes on the pre-tax income earned in Canada during the third quarter while excluding the taxes associated with the pre-tax income earned in the United States and the United Kingdom during the quarter. The Company did not recognize any tax benefit or expense on the pre-tax year to date losses and quarter-to-date income earned in the United States and United Kingdom as a full valuation allowance has been continued to be recorded on the net deferred tax assets in the United States and United Kingdom.

The negative effective tax rates for the three and nine months ended September 30, 2020 were due to the recording of a valuation allowance of $25.5 million in the second quarter of 2020 against our remaining United States, United Kingdom, and other European net deferred tax assets as of September 30, 2020, as well as no tax benefits on non-deductible goodwill impairments and losses recognized in those jurisdictions. We recorded the valuation allowance based upon the level of historical losses and the uncertainty and timing of future income.

We received net cash refunds of $3.6 million during the three months ended September 30, 2021 and $3.2 million during the nine months ended September 30, 2021. We received tax refunds in excess of payments of $6.8 million during the three months ended September 30, 2020 and $14.7 million during the nine months ended September 30, 2020.

Note 18. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended September 30, 2021 and 2020 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$24	$7	$113	$112
Interest cost	110	162	41	64	77	87
Expected return on plan assets	(20)	(74)	—	—	(127)	(134)
Amortization of prior service credit	—	—	(1)	(36)	—	—
Recognized net actuarial (gain) loss	157	130	(12)	(26)	49	48
Net periodic benefit cost	$247	$218	$52	$9	$112	$113

The components of net periodic benefit cost of our pension and postretirement benefit plans for the nine months ended September 30, 2021 and 2020 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$52	$38	$343	$330
Interest cost	315	490	136	222	233	254
Expected return on plan assets	(35)	(109)	—	—	(382)	(394)
Amortization of prior service credit	—	—	(4)	(109)	—	—
Recognized net actuarial loss	467	395	86	13	148	138
Net periodic benefit cost	$747	$776	$270	$164	$342	$328

We expect to contribute $0.8 million to our funded pension plans, $0.8 million to our unfunded pension plans, and $0.9 million to our postretirement benefit plans in 2021. During the nine months ended September 30, 2021, we contributed $0.6 million to our funded pension plans, $0.6 million to our unfunded pension plans, and $0.8 million to our postretirement benefit plans.

Note 19. Restructuring Charges

GES

As part of our efforts to drive efficiencies and simplify our business operations, we took certain restructuring actions designed to simplify and transform GES for greater profitability. In response to the COVID-19 pandemic in 2020, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments. These initiatives resulted in restructuring charges related to the elimination of certain positions and continuing to reduce our facility footprint at GES, as well as charges related to the closure and liquidation of GES’ United Kingdom-based audio-visual services business. During the fourth quarter of 2020, we entered into an agreement with a third-party to outsource the management, cleaning, and storage of the aisle carpeting that we use at live events, which resulted in restructuring charges in 2021 when we vacated a facility.

Other Restructurings

We recorded restructuring charges in connection with the consolidation of certain support functions at our corporate headquarters and certain reorganization activities within Pursuit. These charges primarily consist of severance and related benefits due to headcount reductions.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2020	$2,440	$2,766	$24	$5,230
Restructuring charges	1,640	4,059	100	5,799
Cash payments	(992)	(3,296)	(91)	(4,379)
Non-cash items(1)	—	(1,890)	—	(1,890)
Adjustment to liability	(5)	(26)	(13)	(44)
Balance at September 30, 2021	$3,083	$1,613	$20	$4,716

(1)
Represents non-cash adjustments related to a write down of certain ROU assets as a result of vacating certain facilities prior to the lease term and the closure and liquidation of GES’ United Kingdom-based audio-visual services business.

As of September 30, 2021, $1.5 million of the liabilities related to severance and employee benefits will remain unpaid by the end of 2021. The liabilities related to facilities primarily include non-lease expenses that will be paid over the remaining lease terms. Refer to Note 23 – Segment Information for information regarding restructuring charges by segment.

Note 20. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		September 30,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2021	2020
Assets:
Operating lease assets	Operating lease ROU assets	$87,935	$82,739
Finance lease assets (1)	Property and equipment, net	61,263	23,366
Total lease assets		$149,198	$106,105

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$11,058	$15,697
Finance lease obligations	Current portion of debt and finance lease obligations	3,085	2,514
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	86,165	70,150
Finance lease obligations (1)	Long-term debt and finance lease obligations	60,512	20,627
Total lease liabilities		$160,820	$108,988

(1)
The increase in finance lease assets and obligations is primarily due to the commencement of Pursuit’s new Sky Lagoon attraction in Iceland during the first quarter of 2021, which has a 46-year lease term.

During the first quarter of 2021, we recorded a write down of certain ROU assets as a result of vacating certain facilities prior to the lease term.

The components of lease expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Finance lease cost:
Amortization of ROU assets	$1,093	$926	$3,231	$2,767
Interest on lease liabilities	1,405	429	4,193	1,258
Operating lease cost	5,165	6,596	17,328	20,235
Short-term lease cost	394	123	853	465
Variable lease cost	1,059	1,557	3,093	4,615
Total lease cost, net	$9,116	$9,631	$28,698	$29,340

Other information related to operating and finance leases are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,140	$5,644	$17,753	$18,268
Operating cash flows from finance leases	$4,748	$839	$5,955	$1,705
Financing cash flows from finance leases	$656	$665	$2,050	$2,235
ROU assets obtained in exchange for lease obligations:
Operating leases	$8,033	$(3,059)	$26,968	$1,018
Finance leases	1,073	$126	$42,782	$1,894

			September 30,	December 31,
			2021	2020
Weighted-average remaining lease term (years):
Operating leases			8.33	8.39
Finance leases			35.11(1)	13.97
Weighted-average discount rate:
Operating leases			6.72%	6.93%
Finance leases			9.05%	7.99%

(1)
The increase in finance lease assets and obligations is primarily due to the commencement of Pursuit’s new Sky Lagoon attraction in Iceland during the first quarter of 2021, which has a 46-year lease term.

As of September 30, 2021, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2021	$5,571	$2,142	$7,713
2022	19,954	8,269	28,223
2023	17,858	7,750	25,608
2024	16,113	6,699	22,812
2025	14,832	6,168	21,000
Thereafter	60,906	188,955	249,861
Total future lease payments	135,234	219,983	355,217
Less: Amount representing interest	(38,011)	(156,386)	(194,397)
Present value of minimum lease payments	97,223	63,597	160,820
Current portion	11,058	3,085	14,143
Long-term portion	$86,165	$60,512	$146,677

As of September 30, 2021, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, is as follows:

(in thousands)
Remainder of 2021	$411
2022	1,291
2023	1,071
2024	847
2025	694
Thereafter	1,453
Total minimum rents	$5,767

Lease Not Yet Commenced

As of September 30, 2021, we had executed a facility lease for which we did not have control of the underlying assets. Accordingly, we did not record the lease liability and ROU asset on the Condensed Consolidated Balance Sheets. This lease is for the new FlyOver attraction, FlyOver Canada Toronto. We expect the lease commencement date to begin in fiscal year 2022 with a lease term of 20 years.

Note 21. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of September 30, 2021 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

We are subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of September 30, 2021, we had recorded environmental remediation liabilities of $2.3 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of September 30, 2021, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of September 30, 2021 would be $128.1 million. These guarantees relate to our leased equipment and facilities through January 2040. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

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

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $12.8 million as of September 30, 2021, which includes $7.9 million related to workers’ compensation liabilities, and

$4.9 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $1.9 million as of September 30, 2021. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $0.8 million as of September 30, 2021. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.0 million for the three months ended September 30, 2021, $2.1 million for the nine months ended September 30, 2021, $1.6 million for the three months ended September 30, 2020, and $4.4 million for the nine months ended September 30, 2020.

In addition, as of September 30, 2021, we have recorded insurance liabilities of $6.4 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. The $6.4 million is related to workers’ compensation liabilities, which is recorded in other deferred items and liabilities in the Condensed Consolidated Balance Sheets with a corresponding receivable in other investments and assets.

Note 22. Noncontrolling Interest – Redeemable and Non-redeemable

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership increased to 54.9% as of September 30, 2021. Through Esja and its wholly-owned subsidiary, we are operating the FlyOver Iceland attraction.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2020	$5,225
Net loss attributable to redeemable noncontrolling interest	(1,221)
Adjustment to the redemption value	1,091
Capital contributions	282
Foreign currency translation adjustment	(126)
Balance at September 30, 2021	$5,251

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2020	$13,953	$51,295	$12,896	$78,144
Net (income) loss attributable to non-redeemable noncontrolling interest	1,893	1,976	(820)	3,049
Acquisitions	—	6,759	—	6,759
Dividends	—	(1,160)	—	(1,160)
Foreign currency translation adjustments	1	117	(259)	(141)
Balance at September 30, 2021	$15,847	$58,987	$11,817	$86,651
Equity ownership interest that we do not own	20%	40%	49%

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

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Revenue:
GES	$116,044	$13,992	$160,109	$319,930
Pursuit	117,555	48,815	163,658	67,602
Total revenue	$233,599	$62,807	$323,767	$387,532
Segment operating income (loss):
GES	$(9,499)	$(18,248)	$(56,300)	$(39,450)
Pursuit	49,601	11,467	23,183	(26,499)
Segment operating income (loss)	40,102	(6,781)	(33,117)	(65,949)
Corporate eliminations (1)	17	16	52	48
Corporate activities	(3,093)	(2,645)	(8,104)	(5,902)
Interest expense, net	(9,518)	(5,450)	(20,168)	(14,399)
Multi-employer pension plan withdrawal	—	—	(57)	(462)
Other expense, net	(466)	(210)	(1,506)	(894)
Restructuring (charges) recoveries:
GES	(2,129)	(10,686)	(5,699)	(11,371)
Pursuit	(32)	12	(55)	(45)
Corporate	(25)	(585)	(45)	(954)
Impairment charges:
GES	—	(676)	—	(201,319)
Pursuit	—	—	—	(1,757)
Income (loss) from continuing operations before income taxes	$24,856	$(27,005)	$(68,699)	$(303,004)
(1)
Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “seek,” “aim,” “potential,” “target,” “outlook,” and similar expressions are intended to identify our forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, initiatives, intentions, or goals also are forward-looking statements. These forward-looking statements are not historical facts and are subject to a host of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those in the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Risk Factors” (Part I, Item 1A) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) in our 2020 Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”), as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC. Such risks, uncertainties, and other important factors include, among others: the short- and longer-term effects of the COVID-19 pandemic, including the demand for travel, event business and travel experiences, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any future resurgence, including limiting or banning travel; the impact of the COVID-19 pandemic, or any future resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; and the pace of recovery following the COVID-19 pandemic or any future resurgence.

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

COVID-19 Pandemic

Starting in mid-March 2020, the COVID-19 pandemic had a significant and negative impact on our operations and financial performance, with severe disruptions in live event and tourism activity. In response, we implemented aggressive cost reduction measures in 2020 to preserve cash, including furloughs, layoffs, mandatory unpaid time off or salary reductions for all employees, and the reduction of discretionary spending. We also suspended future common stock dividend payments and share repurchases, and we availed ourselves of governmental assistance programs for wages and other expense relief. Additionally, in May and August 2020, we obtained waivers of the financial covenants under our then $450 million revolving credit facility (“the 2018 Credit Facility”), which we subsequently refinanced in July 2021 as discussed below, and we secured additional capital to strengthen our liquidity position by entering into an investment agreement with funds managed by private equity firm Crestview Partners who made an investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock. Refer to Note 15 – Common and Preferred Stock of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information.

During 2021, we continued to preserve cash and closely manage our costs as pandemic-related restrictions lessened. In connection with COVID-19 vaccination programs, we began to see signs of recovery in the travel and hospitality and live event sectors during early 2021 as people started to feel more comfortable traveling and gathering in larger groups. Pursuit’s operations in the United States experienced strong visitation primarily from domestic travelers, while tourism in Canada remained constrained by border closures. Canada reopened its border with the United States in early August 2021 to fully vaccinated travelers and to travelers from other countries beginning in September 2021, which accelerated short-term bookings from long-haul travelers to our Pursuit operations in Canada. The live event markets also began to re-open in 2021 with smaller scale live events starting to take place during the first half of the year. Toward the end of the second quarter and into the third quarter, we began to see an acceleration in the recovery of in-person trade shows as event organizers began to hold larger scale face-to-face live events.

Effective July 30, 2021, we refinanced our 2018 Credit Facility, which was scheduled to mature on October 24, 2023, with a new $500 million senior secured credit facility (the “2021 Credit Facility”) to provide for financial flexibility to support our growth initiatives. The 2021 Credit Facility provides for a $400 million term loan with a maturity date of July 30, 2028 (“Term Loan B”) and a $100 million revolving credit facility with a maturity date of July 30, 2026. The loan proceeds of $400 million were offset in part by $14.8 million in fees. The proceeds from the Term Loan B were used to repay the 2018 Credit Facility and the remaining proceeds will be used to fund future acquisitions and growth initiatives and for general corporate purposes. Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information.

Although we have seen a recent acceleration in demand and bookings and early signs of recovery for travel and in-person live events, we remain cautious as variants of COVID-19, including the predominant Delta variant, have caused an increase in infections and hospitalizations across the United States and globally. Due to the evolving and uncertain nature of COVID-19, and depending on the success of ongoing vaccination and other mitigation efforts as well as the scope and magnitude of infections and hospitalizations, we are not able at this time to fully estimate the effect of these factors on our business; however, the adverse impact on our business, results of operations, and cash flows has been significant. We will continue to evaluate and implement additional actions necessary to mitigate the negative financial and operational impact of COVID-19 on our business.

Seasonality

GES’ live event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows. Some shows are not held annually and some shift between quarters. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next. Starting in mid-March 2020, in-person live event activity was largely cancelled or postponed due to the COVID-19 pandemic. The live event markets began to re-open in 2021 with smaller scale live events starting to take place during the first half of the year. Toward the end of the second quarter and into the third quarter, we began to see an acceleration in the recovery of in-person trade shows as event organizers began to hold larger scale face-to-face live events.

Pursuit’s peak activity occurs during the summer months. During 2020, health and travel restrictions including border closures due to the COVID-19 pandemic resulted in lower visitation to all of Pursuit’s properties. During 2021, as pandemic-related restrictions lessened and as people started to feel more comfortable traveling, visitation to Pursuit’s properties improved from 2020. Pursuit’s experiences in the United States saw a strong recovery in visitation primarily from domestic travelers, while tourism in Canada and Iceland remained constrained by border closures and travel restrictions. Canada reopened its border with the United States in early August 2021 to fully vaccinated travelers and to travelers from other countries beginning in September 2021, which accelerated short-term bookings from long-haul travelers to our Pursuit operations in Canada.

Results of Operations

Financial Highlights

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except per share data)	2021	2020	% Change	2021	2020	% Change
Total revenue (1)	$233,599	$62,807	**	$323,767	$387,532	(16.5)%
Net income (loss) attributable to Viad	$15,067	$(30,758)	**	$(70,111)	$(323,621)	78.3%
Segment operating income (loss) (2)	$40,102	$(6,781)	**	$(33,117)	$(65,949)	49.8%
Diluted income (loss) per common share from continuing operations attributable to Viad common stockholders	$0.45	$(1.54)	**	$(3.80)	$(15.98)	76.2%

** Change is greater than +/- 100%

(1)
As previously disclosed in our 2020 Form 10-K, and subsequent to the issuance of the Condensed Consolidated Financial Statements for the quarter ended September 30, 2020, we identified prior period errors related to the recognition of revenue of GES’ third-party services. Revenue from these services should have been recorded on a net basis to reflect only the fees received for arranging these services, whereas previously, we recorded this revenue on a gross basis, thus overstating revenue and cost of services by the same amount. As a result, GES’ 2020 revenue has been corrected to reflect this immaterial gross-to-net adjustment. Refer to Note 1 – Overview and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.
(2)
Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Three months ended September 30, 2021 compared with the three months ended September 30, 2020

•
Total revenue increased $170.8 million during the three months ended September 30, 2021 primarily due to face-to-face live events once again taking place at GES and Pursuit’s increased visitation from domestic travelers in Glacier Park and the Alaska Collection. Canada’s border reopened to the United States in early August 2021 to fully vaccinated travelers and in September 2021 to other countries. Additionally, there continues to be strong regional and national demand from Canadians as they were required to stay closer to home.
•
Net income attributable to Viad was $15.1 million during the three months ended September 30, 2021 as compared to a loss of $30.8 million during the three months ended September 30, 2020. This improvement was primarily due to improved segment operating results in 2021 and restructuring charges of $11.3 million during the three months ended September 30, 2020 related to transformation efforts at GES to significantly reduce costs and create a lower and more flexible cost structure.
•
Total segment operating income was $40.1 million during the three months ended September 30, 2021 as compared to a loss of $6.8 million during the three months ended September 30, 2020. This improvement was primarily due to increased revenue at GES and Pursuit in addition to a lower cost structure at GES. The 2020 third quarter operating loss included a $13.5 million gain on the sale of GES’ San Diego facility.

Nine months ended September 30, 2021 compared with the nine months ended September 30, 2020

•
Total revenue decreased $63.8 million or 16.5% during the nine months ended September 30, 2021 primarily due to the impact of the COVID-19 pandemic as GES experienced show postponements and cancellations starting in mid-March 2020. Live events remained largely shut down during the first half of 2021 with large scale in-person events beginning to take place toward the end of the second quarter and into the third quarter. Although Pursuit continued to be affected by pandemic-related restrictions in certain geographies, overall revenue at Pursuit improved from 2020 as health and travel restrictions lessened and people felt more comfortable traveling.

•
Net loss attributable to Viad improved $253.5 million during the nine months ended September 30, 2021, primarily reflecting impairment charges of $203.1 million and higher restructuring charges of $6.6 million recorded during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2021, as well as improved segment operating results during 2021.
•
Total segment operating loss improved $32.8 million during the nine months ended September 30, 2021, primarily due to higher revenue at Pursuit in addition to the elimination of performance-based incentives in 2020.

Foreign Exchange Rate Variances

We conduct our foreign operations primarily in Canada, the United Kingdom, Iceland, the Netherlands, Germany, and to a lesser extent, in certain other countries.

The following table summarizes the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating income (loss) from our significant international operations for the three months ended September 30, 2021 and 2020:

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2021	2020	(in thousands)	2021	2020	(in thousands)
GES:
Canada (CAD)	$0.79	$0.75	$68	$0.80	$0.75	$(51)
United Kingdom (GBP)	$1.37	$1.30	1,060	$1.38	$1.29	(2)
Europe (EUR)	$1.18	$1.17	2	$1.18	$1.17	(9)
			$1,130			$(62)
Pursuit:
Canada (CAD)	$0.79	$0.75	$2,885	$0.79	$0.75	$1,289
Iceland (ISK)	$0.01	$0.01	100	$0.01	$0.01	(33)
			$2,985			$1,256
Total			$4,115			$1,194

The following table summarizes the FX Impact on revenue and segment operating income (loss) from our significant international operations for the nine months ended September 30, 2021 and 2020:

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2021	2020	(in thousands)	2021	2020	(in thousands)
GES:
Canada (CAD)	$0.79	$0.73	$185	$0.80	$0.73	$(234)
United Kingdom (GBP)	$1.38	$1.28	1,538	$1.38	$1.27	(535)
Europe (EUR)	$1.18	$1.11	54	$1.19	$1.11	(32)
			$1,777			$(801)
Pursuit:
Canada (CAD)	$0.80	$0.75	$4,635	$0.80	$0.74	$(250)
Iceland (ISK)	$0.01	$0.01	168	$0.01	$0.01	(175)
			$4,803			$(425)
Total			$6,580			$(1,226)

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

The following table presents a comparison of GES’ reported revenue and segment operating loss to organic revenue(2) and organic segment operating loss(2) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Three Months Ended
	September 30, 2021				September 30, 2020			Change vs. 2020
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(2)	As Reported	Organic(2)
Total GES revenue(1)	$116,044	$—	$1,130	$114,914	$13,992	$—	$13,992	**	**
Total GES segment operating loss(3)	$(9,499)	$—	$(62)	$(9,437)	$(18,248)	$—	$(18,248)	47.9%	48.3%

	Nine Months Ended				Nine Months Ended
	September 30, 2021				September 30, 2020			Change vs. 2020
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(2)	As Reported	Acquisitions	Organic(2)	As Reported	Organic(2)
Total GES revenue(1)	$160,109	$—	$1,777	$158,332	$319,930	$—	$319,930	(50.0)%	(50.5)%
Total GES segment operating loss(3)	$(56,300)	$—	$(801)	$(55,499)	$(39,450)	$—	$(39,450)	(42.7)%	(40.7)%

** Change is greater than +/- 100%

(1)
As previously disclosed in our 2020 Form 10-K, and subsequent to the issuance of the Condensed Consolidated Financial Statements for the quarter ended September 30, 2020, we identified prior period errors related to the recognition of revenue of GES’ third-party services. Revenue from these services should have been recorded on a net basis to reflect only the fees received for arranging these services, whereas previously, we recorded this revenue on a gross basis, thus overstating revenue and cost of services by the same amount. As a result, GES’ 2020 revenue has been corrected to reflect this immaterial gross-to-net adjustment. Refer to Note 1 – Overview and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.
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

Three months ended September 30, 2021 compared with the three months ended September 30, 2020

GES revenue increased $102.1 million during the three months ended September 30, 2021 as compared to the prior year as face-to-face live event activity increased and large scale events began to take place after being canceled or postponed for most of 2020 and into the first half of 2021. Revenue earned during the third quarter of 2020 was primarily driven by virtual and hybrid events. Organic revenue* increased $100.9 million during the three months ended September 30, 2021.

GES segment operating loss improved $8.7 million primarily due to the increase in revenue and the reduction in operating costs by reducing wages and discretionary costs. Additionally, GES’ operating results included a $13.5 million gain on sale of GES’ San Diego facility during the 2020 third quarter. Excluding this gain, GES’ segment operating results improved by $22.2 million as compared to the three months ended September 30, 2020. Organic segment operating loss* improved $8.8 million during the three months ended September 30, 2021.

Nine months ended September 30, 2021 compared with the nine months ended September 30, 2020

GES revenue decreased $159.8 million, primarily due to show postponements and cancellations as a result of the COVID-19 pandemic beginning in mid-March 2020. During the first half of 2021, GES serviced clients primarily with virtual and hybrid events while in-person events remained largely shut down. Larger-scale in-person events began to take place toward the end of the second quarter and during the third quarter with generally lower exhibitor participation and lower attendance than pre-pandemic occurrences. Revenue earned during 2020 was primarily driven by shows completed during the first quarter of 2020 before the onset of the pandemic, compensation for work completed on cancelled shows, the conversion of convention centers into temporary hospitals, and virtual and hybrid events completed during 2020. Organic revenue* decreased $161.6 million during the nine months ended September 30, 2021.

GES segment operating loss increased $16.8 million during the nine months ended September 30, 2021 primarily due to the decrease in revenue, offset in part by the reduction in operating costs by reducing wages and discretionary cost. Additionally, GES’ operating results included a $9.1 million gain on sale of a GES warehouse in Orlando in 2021 and a $13.5 million gain on sale of a GES warehouse in San Diego in 2020. Organic segment operating loss* increased $16.0 million during the nine months ended September 30, 2021.

* Refer to footnote (2) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating loss.

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income (loss) to organic revenue(3) and organic segment operating loss(3) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Three Months Ended
	September 30, 2021				September 30, 2020			Change vs. 2020
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue(1):
Pursuit:
Attractions	$49,614	$2,297	$1,763	$45,554	$17,699	$—	$17,699	**	**
Hospitality	63,151	—	1,102	62,049	30,403	—	30,403	**	**
Transportation	3,468	—	75	3,393	444	—	444	**	**
Travel planning and other	1,728	—	59	1,669	160	—	160	**	**
Intra-segment eliminations	(406)	—	(14)	(392)	109	—	109	**	**
Total Pursuit	$117,555	$2,297	$2,985	$112,273	$48,815	$—	$48,815	**	**

Segment operating income (4):
Total Pursuit	$49,601	$1,504	$1,256	$46,841	$11,467	$—	$11,467	**	**

	Nine Months Ended				Nine Months Ended
	September 30, 2021				September 30, 2020			Change vs. 2020
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue(1):
Pursuit:
Attractions	$64,799	$2,531	$2,426	$59,842	$25,141	$—	$25,141	**	**
Hospitality	91,971	—	2,151	89,820	39,382	—	39,382	**	**
Transportation	4,975	—	140	4,835	2,604	—	2,604	91.1%	85.7%
Travel planning and other	2,376	—	113	2,263	361	—	361	**	**
Intra-segment eliminations	(463)	—	(27)	(436)	114	—	114	**	**
Total Pursuit	$163,658	$2,531	$4,803	$156,324	$67,602	$—	$67,602	**	**

Segment operating income (loss)(4):
Total Pursuit	$23,183	$1,171	$(425)	$22,437	$(26,499)	$—	$(26,499)	**	**

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

Three months ended September 30, 2021 compared with the three months ended September 30, 2020

Pursuit revenue increased $68.7 million as all of Pursuit’s attractions and properties were open during the third quarter of 2021, although some operated at reduced capacities, whereas 2020 was negatively impacted by the COVID-19 pandemic as travel restrictions and border closures largely remained in place. Glacier Park and the Alaska Collection did not have any COVID-19 related closures during the third quarter of 2021 and experienced increased visitation from strong domestic leisure travel. The Canadian border reopened to fully vaccinated travelers from the United States in early August 2021 and to fully vaccinated travelers from other countries in September 2021. In addition to general improvements in leisure travel, Pursuit also opened three new attractions during 2021 that generated an aggregate of $7.4 million in revenue during the third quarter. Organic revenue* increased $63.5 million during the three months ended September 30, 2021.

Pursuit segment operating income improved $38.1 million, primarily due to the increase in revenue and ongoing efforts to maximize profitability. Organic segment operating income* improved $35.4 million during the three months ended September 30, 2021.

Nine months ended September 30, 2021 compared with the nine months ended September 30, 2020

Pursuit revenue increased $96.1 million, as all of Pursuit’s seasonal attractions and properties were open during the second and third quarters of 2021, whereas its properties and attractions were temporarily closed in 2020 from mid-March through most of the second quarter. Additionally, Pursuit experienced much stronger visitation during the third quarter of 2021 versus the third quarter of 2020 as pandemic-related restrictions lessened and as people started to feel more comfortable traveling. Organic revenue* increased $88.7 million during the nine months ended September 30, 2021.

Pursuit segment operating income was $23.2 million during the nine months ended September 30, 2021 as compared to a loss of $26.5 million during the nine months ended September 30, 2020. This improvement was primarily due to the increase in revenue and ongoing efforts to maximize profitability. Organic segment operating income* improved $48.9 million during the nine months ended September 30, 2021.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change vs. 2020	2021	2020	Change vs. 2020
Same-Store Key Performance Indicators (1)
Attractions:
Number of visitors	768,294	382,005	**	979,869	602,922	62.5%
Revenue per attraction visitor	$55	$49	12.2%	$55	$44	25.0%
Effective ticket price	$42	$33	27.3%	$42	$31	35.5%
Hospitality:
Room nights available (2)	195,903	158,162	23.9%	454,083	286,184	58.7%
RevPAR (2)	$180	$110	63.6%	$113	$82	37.8%
ADR	$241	$184	31.0%	$202	$154	31.2%
Occupancy (2)	74.9%	59.8%	15.1%	56.0%	53.0%	3.0%

** Change is greater than +/- 100%

(1)
The Same-Store Key Performance Indicators for attractions exclude the Open Top Touring (opened September 2020), the Sky Lagoon (opened April 2021), the Golden Skybridge (opened June 2021), and FlyOver Las Vegas (opened September 2021).
(2)
The rooms that were out of service as a result of property closures due to the COVID-19 pandemic were excluded from room nights available when calculating hospitality RevPAR and occupancy.

Attractions. The increase in same-store visitors during 2021 reflects the temporary closure of our attractions beginning in mid-March 2020 and extending through most of the second quarter of 2020 as a result of COVID-19 in addition to the reopening of the Canadian border with the United States in early August 2021 to fully vaccinated travelers and to travelers from other countries in September 2021, which accelerated visitation from international travelers. Revenue per attraction increased due to higher effective ticket prices and ancillary revenue.

Hospitality. Room nights available increased as all of Pursuit’s properties were fully open during the second and third quarters of 2021, whereas in 2020, Pursuit temporarily closed its properties in mid-March 2020 through most of the second quarter of 2020. The increase in RevPAR and ADR was primarily driven by Pursuit’s properties being open in 2021.

Pursuit is largely dependent on foreign customer visitation. Travel restrictions and border closures due to the COVID-19 pandemic have negatively affected long-haul travelers to Canada and Iceland. Additionally, the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations.

Other Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2021	2020	Change vs. 2020	2021	2020	Change vs. 2020
Corporate activities	$3,093	$2,645	16.9%	$8,104	$5,902	37.3%
Interest expense, net	$9,518	$5,450	74.6%	$20,168	$14,399	40.1%
Multi-employer pension plan withdrawal	$—	$—	**	$57	$462	(87.7)%
Other expense, net	$466	$210	**	$1,506	$894	68.5%
Restructuring charges	$2,186	$11,259	(80.6)%	$5,799	$12,370	(53.1)%
Impairment charges	$—	$676	(100.0)%	$—	$203,076	(100.0)%
Income tax expense	$5,329	$735	**	$118	$20,454	(99.4)%
Income (loss) from discontinued operations	$248	$(989)	**	$534	$(1,822)	**

** Change is greater than +/- 100%

Corporate Activities – The increase in corporate activities expense during the three months ended September 30, 2021 was primarily due to an FX impact loss of $0.8 million on the repayment of our Canadian debt and lower performance-based compensation expense in 2020 as we reduced our estimated performance achievement to zero as a result of COVID-19. The increase in corporate activities expense during the nine months ended September 30, 2021 was primarily due to lower performance-based compensation expense in 2020.

Interest Expense, net – The increase in interest expense during the three months ended September 30, 2021 was primarily due to higher interest rates and higher debt balances in 2021. As a result of the refinance and the repayment of the 2018 Credit Facility, we recorded $2.1 million of interest expense related to the write-off of unamortized debt issuance costs during the three months ended September 30, 2021. The increase in interest expense during the nine months ended September 30, 2021 was primarily due to higher debt balances in 2021 and the write-off of unamortized debt issuance costs.

Restructuring Charges – Restructuring charges during the three and nine months ended September 30, 2021 were primarily related to facility closures and the elimination of certain positions at GES. In response to the COVID-19 pandemic in 2020, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments. Restructuring charges during 2020 were primarily related to the elimination of certain positions at GES and our corporate office in response to the COVID-19 pandemic, as well as charges related to the closure of GES’ United Kingdom based audio-visual services business during the third quarter of 2020. During the fourth quarter of 2020, we entered into an agreement with a third-party to outsource the management, cleaning, and storage of the aisle carpeting that we use at live events, which resulted in restructuring charges in 2021 when we vacated a facility.

Impairment Charges – Due to the deteriorating macroeconomic environment in 2020 related to the COVID-19 pandemic, resulting in disruptions to our operations and the decline in our stock price, we recorded non-cash goodwill impairment charges of $185.8 million, a non-cash impairment charge to intangible assets of $15.7 million related to GES’ United States audio-visual production business, and a fixed asset impairment charge of $1.6 million during the nine months ended September 30, 2020. We recorded a fixed asset impairment charge of $0.7 million during the three months ended September 30, 2020.

Income Tax Expense – The effective tax rate was 21.4% for the three months ended September 30, 2021 and a negative 2.7% for the three months ended September 30, 2020. The effective tax rate was a negative 0.2% for the nine months ended September 30, 2021 and a negative 6.8% for the nine months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 was the result of income earned in Canada without taxes on income in our jurisdictions with valuation allowances. The rate for the nine months ended September 30, 2021 was lower than the blended statutory rate primarily as a result of excluding the tax benefit on losses recognized in the United States, the United Kingdom, and other European countries where we have a valuation allowance. The negative effective tax rates for 2020 were due to the recording of a valuation allowance against our remaining United States, United Kingdom, and other European countries net deferred tax assets of $25.5 million, as well as no tax benefits on non-deductible goodwill impairments and losses recognized in those jurisdictions.

Income (Loss) from Discontinued Operations – Income from discontinued operations during the three and nine months ended September 30, 2021 was primarily due to a favorable legal settlement and an insurance recovery related to a previously sold operation, offset in part by legal expenses. Loss from discontinued operations during the three and nine months ended September 30, 2020 was primarily due to legal expenses related to previously sold operations.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $113.3 million as of September 30, 2021, as compared to $42.0 million as of December 31, 2020. During the nine months ended September 30, 2021, we used net cash from operating activities of $2.7 million.

On August 5, 2020, we entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”) who made an investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock that carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option (the “Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $21.25 per share. The proceeds from Crestview’s investment were used to repay a portion of our 2018 Credit Facility, provided us additional short-term liquidity to fund capital expenditures, and supported general corporate purposes.

Effective July 30, 2021, we refinanced the 2018 Credit Facility, which was scheduled to mature on October 24, 2023, with a new $500 million 2021 Credit Facility to provide for financial flexibility to support our growth initiatives. The 2021 Credit Facility provides for a $400 million Term Loan B with a maturity date of July 30, 2028 and a $100 million revolving credit facility with a maturity date of July 30, 2026. The loan proceeds of $400 million were offset in part by $14.8 million in fees. The proceeds from the Term Loan B were used to repay the 2018 Credit Facility and the remaining proceeds will be used to fund future acquisitions and growth initiatives and for general corporate purposes. The 2021 Credit Facility requires us to maintain liquidity of $75 million. Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

We believe that our existing sources of liquidity will be sufficient to fund operations and capital commitments, including approximately $75 million in expected capital expenditures in select maintenance and growth investments, for at least the next 12 months.

As of September 30, 2021, we held approximately $56.0 million of our cash and cash equivalents outside of the United States, consisting of $37.1 million in Canada, $8.3 million in the United Kingdom, $5.9 million in the Netherlands, and $4.7 million in certain other countries.

Cash Flows

Operating Activities

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net loss	$(68,283)	$(325,280)
Depreciation and amortization	39,986	43,051
Deferred income taxes	(131)	20,428
(Income) loss from discontinued operations	(534)	1,822
Restructuring charges	5,799	12,370
Impairment charges	—	203,076
Gains on dispositions of property and other assets	(9,345)	(14,935)
Share-based compensation expense	5,960	649
Multi-employer pension plan withdrawal	57	462
Other non-cash items, net	4,642	10,371
Changes in assets and liabilities	19,136	4,467
Net cash used in operating activities	$(2,713)	$(43,519)

The decrease in net cash used in operating activities of $40.8 million was primarily due to improved segment operating results at Pursuit.

Investing Activities

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Capital expenditures	$(45,187)	$(40,057)
Cash surrender value of life insurance policies	—	24,767
Cash paid for acquisitions, net	(7,704)	—
Proceeds from dispositions of property and other assets	14,292	21,788
Net cash (used in) provided by investing activities	$(38,599)	$6,498

The increase in net cash used in investing activities of $45.1 million was primarily due to 2020 activity including proceeds from the termination of our life insurance policies and proceeds of $17.1 million from the sale of the GES warehouse in San Diego. In 2021, we used cash from investing activities for the acquisition of the Golden Skybridge, offset in part by the proceeds from the sale of a GES warehouse in Orlando.

Financing Activities

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Proceeds from borrowings	$451,350	$191,733
Payments on debt and finance lease obligations	(335,665)	(273,663)
Dividends paid on common stock	—	(4,064)
Dividends paid on preferred stock	(1,950)	—
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(798)	(1,526)
Payments of debt issuance costs	(1,767)	(1,585)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,119)	(1,062)
Common stock purchased for treasury	—	(2,785)
Proceeds from issuance of Convertible Series A Preferred Stock, net of issuance costs	—	125,763
Proceeds from exercise of stock options	—	2,077
Net cash provided by financing activities	$110,051	$34,888

The increase in net cash provided by financing activities of $75.2 million was primarily due to net debt proceeds of $115.7 million during the nine months ended September 30, 2021 compared to net debt payments of $81.9 million during the nine months ended September 30, 2020. In July 2021, we received $400 million from the Term Loan B of the 2021 Credit Facility, which was used to repay the 2018 Credit Facility. The increase in net cash provided by financing activities was offset in part by proceeds from the issuance of Convertible Series A Preferred Stock in 2020.

Debt and Finance Lease Obligations

Refer to Note 12 – Debt and Finance Lease Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion, all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future. Prior to the suspension, we had repurchased 53,784 shares on the open market for $2.8 million during the three months ended March 31, 2020. As of September 30, 2021, 546,283 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date.

Additionally, we repurchased shares related to tax withholding requirements on vested restricted share-based awards.

Critical Accounting Policies and Estimates

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) of our 2020 Form 10-K for a discussion of our critical accounting policies and estimates.

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

•
“Segment operating income (loss)” is net income (loss) attributable to Viad before loss from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment charges, and the reduction for income (loss) attributable to noncontrolling interests. Segment operating income (loss) is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes.
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

We believe non-GAAP Measures are useful operating metrics as they eliminate potential variations arising from taxes, debt service costs, impairment charges, and the effects of discontinued operations, resulting in additional measures considered to be indicative of our ongoing operations and segment performance. Although we use Non-GAAP Measures to assess the performance of our business, the use of these measures is limited because these measures do not consider material costs, expenses, and other items necessary to operate our business. These items include debt service costs, expenses related to U.S. federal, state, local and foreign income taxes, impairment charges, and the effects of discontinued operations. As the Non-GAAP Measures do not consider these items, you should consider net income or loss attributable to Viad as an important measure of financial performance because it provides a more complete measure of our performance.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation gain in stockholders’ equity of $17.7 million as of September 30, 2021 and a loss of $16.7 million as of December 31, 2020. We recorded unrealized foreign currency translation losses in other comprehensive income of $1.0 million during the nine months ended September 30, 2021 and unrealized foreign currency translation losses of $7.3 million during the nine months ended September 30, 2020.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, we utilize forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of September 30, 2021 and December 31, 2020, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations.

We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended September 30, 2021 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	—	$—	—	546,283
August 1, 2021 - August 31, 2021	1,161	$44.73	—	546,283
September 1, 2021 - September 30, 2021	—	$—	—	546,283
Total	1,161	$44.73	—	546,283

Pursuant to previously announced authorizations, our Board of Directors authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended future dividend payments and our share repurchase program for the foreseeable future. The Board of Directors’ authorization does not have an expiration date. During the third quarter of 2021, certain previously owned shares of common stock were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.1		$500,000,000 Credit Agreement among Viad Corp, Bank of America, N.A., and other lenders party thereto, dated as of July 30, 2021.	8-K		10.1	8/2/2021

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended September 30, 2021.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the period ended September 30, 2021.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the period ended September 30, 2021.

101.INS	***	Inline XBRL Instance Document

101.SCH	****	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The Inline XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

November 5, 2021	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer and Duly Authorized Officer