Form 10-K
period 2021-12-31
VIAD CORP
filed 2022-02-25
CIK 884219

C

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $992.3 million.

Registrant had 20,561,062 shares of Common Stock ($1.50 par value) outstanding as of February 15, 2022.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Viad Corp Annual Meeting of Shareholders scheduled for May 24, 2022, is incorporated by reference into Part III of this Annual Report.

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Phoenix, AZ USA

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“2021 Form 10-K”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this 2021 Form 10-K, including the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7), and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A). Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “seek,” “aim,” “potential,” “target,” “outlook,” and similar expressions are intended to identify our forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, initiatives, intentions, or goals also are forward-looking statements. These forward-looking statements are not historical facts and are subject to a host of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those in the forward-looking statements. Such risks, uncertainties, and other important factors include, among others: the short- and longer-term effects of the COVID-19 pandemic, including the demand for travel, event business and travel experiences, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any future resurgence, including limiting or banning travel; the impact of the COVID-19 pandemic, or any future resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; and the pace of recovery following the COVID-19 pandemic or any future resurgence.

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
seasonality of our businesses;
•
unanticipated delays and cost overruns of our capital projects, and our ability to achieve established financial and strategic goals for such projects;
•
our exposure to labor shortages, turnover, and labor cost increases;
•
the importance of key members of our account teams to our business relationships;
•
the competitive nature of the industries in which we operate;
•
our dependence on large exhibition event clients;
•
adverse effects of show rotation on our periodic results and operating margins;
•
transportation disruptions and increases in transportation costs;
•
natural disasters, weather conditions, accidents, and other catastrophic events;
•
our exposure to labor cost increases and work stoppages related to unionized employees;
•
our multi-employer pension plan funding obligations;
•
our ability to successfully integrate and achieve established financial and strategic goals from acquisitions;
•
our exposure to cybersecurity attacks and threats;
•
our exposure to currency exchange rate fluctuations;
•
liabilities relating to prior and discontinued operations; and
•
compliance with laws governing the storage, collection, handling, and transfer of personal data and our exposure to legal claims and fines for data breaches or improper handling of such data.

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, refer to “Risk Factors” (Part I, Item 1A of this 2021 Form 10-K). The forward-looking statements in this 2021 Form 10-K are made as of the date hereof. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this 2021 Form 10-K except as required by applicable law or regulation.

Item 1. Business

We are a leading global provider of extraordinary experiences, including hospitality and leisure activities, experiential marketing, and live events. Our mission is to drive significant and sustainable growth by delivering extraordinary experiences for our teams, clients, and guests.

We operate through two reportable business segments: Pursuit and GES:

•
Pursuit is a vertically-integrated attractions and hospitality company in iconic destinations with a collection of world-class attractions, distinctive lodges, and sightseeing tours.
•
GES is a global, full-service live events company offering a comprehensive range of services for exhibitions/conferences, brand experiences, and venue services.

Pursuit is an attractions and hospitality company that provides a collection of inspiring and unforgettable travel experiences in iconic destinations. From world-class attractions, distinctive lodges, and engaging tours in stunning national parks and renowned global travel locations, Pursuit’s elevated attraction and hospitality experiences enable visitors to discover and connect with these iconic destinations. With a strategic direction to build an expanding portfolio of extraordinary experiences, Pursuit remains focused on refreshing, improving, and growing its collection in outstanding places around the globe. Pursuit draws its guests from major markets, including the United States, Canada, China, the United Kingdom, Australia/New Zealand, Asia Pacific, and Europe. Pursuit markets directly to consumers, as well as through distribution channels that include tour operators, tour wholesalers, destination management companies, and retail travel agencies. Pursuit comprises the following:

Banff Jasper Collection

The Banff Jasper Collection provides experiential travel experiences in the Canadian Rockies. Featuring lake cruises in Banff and Jasper National Parks, top-of-the-mountain views at the Banff Gondola, glacier exploration at the toe of the Columbia Icefield, and a suspension bridge spanning over deep canyons, the collection offers visitors unique hotel experiences, attractions, culinary destinations, and retail offerings. The collection is also complemented by a sightseeing tour and transportation portfolio.

Alaska Collection

The Alaska Collection offers wilderness tours and glacier cruises complemented by unique lodging experiences in Denali and Kenai Fjords National Parks. From the port town of Seward, to the mountain town of Talkeetna, to the end of the road in Denali National Park, Pursuit offers a collection of unique attractions and hotels, complemented by culinary and retail services.

Glacier Park Collection

Located in and around Glacier and Waterton Lakes National Parks, the Glacier Park Collection features lodging, culinary and retail experiences and attractions designed to enable guests to experience both Montana and Southern Alberta’s stunning outdoors.

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

Sky Lagoon

Pursuit’s Sky Lagoon is an oceanfront geothermal lagoon located in Reykjavik, Iceland. It features an ocean-side infinity-edge in addition to cold pool and sauna experiences. It also features an in-lagoon bar, dining experiences and retail offerings. Sky Lagoon opened in April of 2021.

Pursuit’s collection of experiences focuses on four distinct lines of business: Attractions (including food and beverage services and retail operations); Hospitality (including food and beverage services and retail operations); Transportation; and Travel planning.

Attractions

BANFF JASPER COLLECTION

Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. The Banff Gondola was a 2021 Trip Advisor Travelers Choice award winner and the Sky Bistro restaurant, which is located at the top of the Banff Gondola, is currently #1 of 109 restaurants in Banff on Trip Advisor.

Lake Minnewanka Cruise provides guests a unique sightseeing experience through interpretive boat cruises on Lake Minnewanka in the Canadian Rockies. The Lake Minnewanka Cruise operations are located adjacent to the town of Banff and include boat tours, small boat rentals, and charter fishing expeditions. The Lake Minnewanka Cruise was a 2021 Trip Advisor Travelers Choice award winner.

Glacier Adventure is a tour of the Athabasca Glacier on the Columbia Icefield, and provides guests a view of one of the largest accumulations of ice and snow south of the Arctic Circle. Guests ride in a giant “Ice Explorer,” a unique vehicle specially designed for glacier travel.

Columbia Icefield Skywalk is a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley, near our Glacier Adventure attraction in Jasper National Park, Alberta, Canada. Since opening in 2014, the Columbia Icefield Skywalk has won awards and received international recognition for its innovative design and environmentally sound architecture, including the prestigious Governor General’s Medals in Architecture in 2016.

Maligne Lake Cruise provides interpretive boat tours at Maligne Lake, the largest lake in Jasper National Park, Alberta, Canada. In addition to boat tours, Maligne Lake has a marina and day lodge that offers food and beverage and retail services, an historic chalet complex and boat house that offers canoes, kayaks, and rowboats for rental.

Golden Skybridge is one of Pursuit’s newest attractions located in the mountain town of Golden, British Columbia, which is 90 minutes from Banff. It consists of two suspension bridges that are connected through forested trails. The first bridge is 426 feet above the canyon floor while the second bridge is 262 feet above the canyon floor. The attraction also includes a zip line and a canyon challenge course. The Golden Skybridge opened in June 2021. A mountain coaster is in development and is scheduled to open in late summer 2022.

ALASKA COLLECTION

Kenai Fjords Tours is a leading Alaska wildlife and glacier day cruise, offering guests unforgettable sights of towering glaciers, humpback and grey whales, orcas, arctic birdlife, sea lions, seals, and porpoises in Kenai Fjords National Park. Tours range from a few hours to full days, with some tours including a full meal of wild Alaskan salmon, prime rib, and Alaskan King Crab on Fox Island.

SKY LAGOON

Sky Lagoon is a 230-foot premium oceanfront geothermal lagoon. Located in Kársnes Harbour, Kópavogur, just minutes from Reykjavik’s vibrant city centre and iconic urban landmarks, Sky Lagoon showcases expansive ocean vistas punctuated by awe-inspiring sunsets, Northern Lights, and dark sky views. Sky Lagoon opened in April 2021.

FLYOVER ATTRACTIONS

FlyOver flight ride attractions provide guests with an exhilarating flying experience over iconic natural wonders, hard to reach locations, and picturesque scenery. Utilizing state-of-the-art ride and audio-visual technology, each FlyOver experience features moving ride vehicles with six degrees of motion and multi-sensory special effects before a spherical screen.

•
FlyOver Canada is located along Vancouver’s waterfront in the heart of downtown.
•
FlyOver Iceland is located in Reykjavik’s Grandi Harbour District.
•
FlyOver Las Vegas is located on Las Vegas Boulevard in Las Vegas, Nevada. It opened in September 2021.
•
With the goal of expanding our FlyOver attractions to other major tourism markets, we currently have two additional locations in development:
•
FlyOver Chicago, located near the front entrance of Chicago’s Navy Pier, is expected to open during late 2023.
•
FlyOver Canada Toronto, located at the base of the CN Tower in Toronto’s Entertainment District, is expected to open during 2024.

Hospitality

BANFF JASPER COLLECTION

•
Elk + Avenue Hotel (164 rooms)
•
Sawridge Inn & Conference Centre (152 rooms)
•
Lobstick Lodge (139 rooms)
•
Mount Royal Hotel (133 rooms)
•
Chateau Jasper Hotel (119 rooms)
•
The Crimson Hotel (99 rooms)
•
Forest Park Hotel (88 rooms) (scheduled to open in early summer of 2022)
•
Marmot Lodge (107 rooms)
•
Pyramid Lake Resort (62 rooms)
•
Pocahontas Cabins (56 rooms)
•
Glacier View Lodge (32 rooms)

GLACIER PARK COLLECTION

•
Glacier Park Lodge (162 rooms)
•
Grouse Mountain Lodge (145 rooms)
•
St. Mary Lodge (116 rooms)
•
Prince of Wales Hotel (86 rooms)
•
Apgar Village Lodge (48 rooms)
•
West Glacier Motel & Cabins (32 rooms)
•
Glacier Basecamp Lodge (32 rooms)
•
Belton Chalet (27 rooms)
•
Motel Lake McDonald (27 rooms)
•
West Glacier RV Park & Cabins (20 rooms)

ALASKA COLLECTION

•
Windsong Lodge (216 rooms)
•
Talkeetna Alaskan Lodge (212 rooms)
•
Denali Cabins (46 rooms)
•
Denali Backcountry Lodge (42 rooms)
•
Kenai Fjords Wilderness Lodge (8 rooms)

Transportation

BANFF JASPER COLLECTION

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

ALASKA COLLECTION

Transportation includes a Denali Backcountry Adventure, which is a unique photo safari tour 92 miles deep into Denali National Park.

Travel Planning

BANFF JASPER COLLECTION

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

ALASKA COLLECTION

Travel planning services provide complete travel planning services throughout Alaska.

Pursuit Seasonality

Pursuit’s peak activity occurs during the summer months. During 2021, 82% of Pursuit’s revenue was earned in the second and third quarters. During 2020, health and travel restrictions including border closures due to the COVID-19 pandemic resulted in lower visitation to all of Pursuit’s properties. During 2021, as pandemic-related restrictions lessened and as people started to feel more comfortable traveling, visitation to Pursuit’s properties improved from 2020. Pursuit’s experiences in the United States saw a strong recovery in visitation primarily from domestic travelers, while tourism in Canada and Iceland remained constrained by border closures and travel restrictions. Canada reopened its border with the United States in early August 2021 to fully vaccinated travelers and to travelers from other countries beginning in September 2021, which accelerated short-term bookings from travelers to our Pursuit operations in Canada.

Pursuit Competition

Pursuit generally competes based on location, uniqueness of facilities, service, quality, and price. Competition exists both locally and regionally across all four lines of business. The hospitality industry has a large number of competitors and competes for leisure travelers (both individual and tour groups) across the United States and Canada. Pursuit’s competitive advantages are its distinctive attractions, iconic destinations, and strong culture of hospitality and guest services.

Pursuit Growth Strategy

Pursuit’s growth strategy is to become a leading attractions hospitality company through its Refresh-Build-Buy initiatives:

•
Refresh. Refreshing our existing assets and processes to optimize guest experience, market position, and maximize returns
•
Build. Building new assets that create new guest experiences and additional revenue streams with economies of scale and scope
•
Buy. Buying strategic assets that drive guest experience, economies of scale and scope, and improve financial performance

We continue to search for opportunities to acquire or to build high return tourism assets in iconic natural and cultural destinations that enjoy perennial demand, bring meaningful scale and market share, and offer cross-selling advantages with a combination of attractions and hotels.

Recent Pursuit Developments

•
Pursuit opened three new world-class attractions in three countries in 2021:
•
On March 18, 2021, we acquired a 60% controlling interest in the Golden Skybridge attraction, which is located in the mountain town of Golden, British Columbia. The Golden Skybridge opened in June 2021. This attraction is part of the Banff Jasper Collection.
•
On April 30, 2021, we opened Sky Lagoon in Reykjavik, Iceland.
•
On September 1, 2021, we opened FlyOver’s newest attraction, FlyOver Las Vegas.
•
Construction has begun of the Forest Park Hotel, a new 88-room hotel in Jasper, which is scheduled to open in early summer of 2022.
•
With the goal of expanding our FlyOver attractions to other major tourism markets, we currently have two additional locations in development:
•
FlyOver Chicago, located near the front entrance of Chicago’s Navy Pier, is expected to open during late 2023.
•
FlyOver Canada Toronto located at the base of the CN Tower in Toronto’s Entertainment District, is expected to open during 2024.

GES is a global, full-service provider for live, hybrid, and digital events that partners with brand marketers, exhibitors, and show organizers to create high-value events and experiences. GES offers a comprehensive range of event services, from the design and production of compelling, immersive live and digital experiences that engage audiences and build brand awareness, through to logistics, including material handling, rigging, electrical, and other on-site event services. In addition, GES offers clients a full suite of audio-visual services from creative and technology to content and design, along with registration, data analytics, engagement, and online tools powered by next generation technologies that help clients easily manage the complexities of their event.

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

GES has a leading position in the United States, serving every major exhibition market, including Las Vegas, Chicago, and Orlando. Additionally, GES produces events at many of the most active and popular international event destinations and venues in the United Kingdom, Canada, Germany, the United Arab Emirates, and the Netherlands.

Service Lines

GES offers a comprehensive range of services and innovative technology for exhibitions/conferences, brand experiences, and venue services.

EXHIBITIONS/CONFERENCES

GES is a global, full-service strategic marketing and logistics partner for exhibitions and conferences. GES helps clients to easily manage the complexities of their events. GES provides strategy, creative/design, accommodations, official show services, including material handling, rigging, electrical and other on-site services, and audio visual/technology solutions to show organizers and exhibitors. GES assists clients in optimizing show floor presence and sponsorships, and provides data driven solutions to boost revenue.

BRAND EXPERIENCES

Within the brand experiences service line, GES partners with leading brands around the world to manage and elevate their global experiential marketing activities. GES builds immersive experiences with its clients starting with the strategic plan, creating the content and design, and finishing with the delivery and execution. GES delivers a broad range of unique and impactful experiences for its clients, including corporate meetings and events, digital experiences, brand and sports activations, product launches, strategic exhibition program management, corporate customer centers, consumer pop-up events, on-site services, and audio visual/technology solutions.

VENUE SERVICES

GES is the in-house audio visual, lighting, rigging, and power service provider of choice to hotels, convention centers, and resorts. With a team of hospitality focused staff, GES supplies on-site scalable production resources and technical AV solutions. Clients range from large venues including the Georgia World Congress, San Diego Convention Center and Metro Toronto Convention Centre to hotel conference centers and resorts.

GES Seasonality and Show Rotation

GES’ exhibition and event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows. Some shows are not held annually and some shift between quarters. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next. Starting in mid-March 2020, in-person live event activity was largely cancelled or postponed due to the COVID-19 pandemic. The live event markets began to re-open in 2021 with smaller scale live events starting to take place during the first half of the year. During the second half of 2021, we began to see an acceleration in the recovery of in-person trade shows as event organizers began to hold larger-scale face-to-face live events.

GES Competition

In the live events industry, GES generally competes across all classes of services and all markets on the basis of discernible differences, value, quality, price, convenience, and service. GES has a competitive advantage through its worldwide network of resources, history of serving as an extension of clients’ teams, experienced and knowledgeable personnel, client focus, creativity, reliable execution, proprietary technology platforms, and financial strength. All known United States competitors and most international competitors are privately held companies that provide limited public information regarding their operations. GES’ primary competitor within its exhibitions and conferences is a privately-held, United States-headquartered company; however, there is substantial competition from a large number of service providers in GES’ other service offerings.

GES Transformation Strategy

In response to the COVID-19 pandemic, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing GES’ more profitable market segments. In 2020, GES exited 21 leased facilities across its warehouse and office network and sold its San Diego area production warehouse. In 2021, GES sold its Orlando area production warehouse. As additional leases come to an end at other facilities, GES will continue to evaluate its physical presence and look for additional opportunities to improve its cost structure. Additionally, GES outsourced capital-intensive services by closing its United Kingdom-based audio-visual services business, which will now be serviced by third parties in the United Kingdom, and outsourced the management, cleaning, and storage of aisle carpet in the United States. GES has partnered with a third-party staffing agency to roll out an industry-wide Flex Talent Pool program. Through this program, GES can offer flexible and temporary work opportunities for exhibition professionals as business operations return, while managing its costs.

Intellectual Property

Our intellectual property rights (including trademarks, patents, copyrights, registered designs, technology, and know-how) are material to our business.

We own or have the right to use numerous trademarks and patents in many countries. Depending on the country, trademarks remain valid for as long as we use them, or as long as we maintain their registration status. Trademark registrations are generally for renewable, fixed terms. We also have patents for current and potential products. Our patents cover inventions ranging from a modular structure having a load-bearing surface that we use in our event and exhibition services, to a surface-covering installation tool and method that reduces our labor costs and improves worker safety. Our United States issued utility patents extend for 20 years from the patent application filing date, and our United States issued design patents are currently granted for 14 years from the grant date. We also have an extensive design library. Many of the designs have copyright protection and we have also registered many of the copyrights. In the United States, copyright protection is for 95 years from the date of publication or 120 years from creation, whichever is shorter. While we believe that certain of our patents, trademarks, and copyrights have substantial value, we do not believe the loss of any one of them would have a material adverse effect on our financial condition or results of operations.

Our Trademarks

Our United States registered trademarks and trademarks pending registration include Global Experience Specialists & design®, GES®, GES Servicenter®, GES National Servicenter®, GES MarketWorks®, GES Measurement & Insight®, GES Project Central, The Art and Science of Engagement®, Trade Show Rigging TSR®, TSE Trade Show Electrical & design®, Earth Explorers®, Compass Direct®, ethnoMetrics®, eXPRESSO®, FIT®, ON Services, a GES Company & design®, ON Site Audio Visual & design®, FLYOVER® & design, FLYOVER Canada & design®, FLYOVER Iceland & design®, eco-sense®, ONPEAK®, Above Banff®, Alaska Denali Travel®, Alaska Denali Escapes®, Alaska Heritage Tours®, by Pursuit, Kenai Fjords Tours & design®, Kenai Fjords Wilderness Lodge® &

design, Seward Windsong Lodge & design®, Talkeetna Alaskan Lodge®, Explore Rockies®, Denali Backcountry Adventure®, Denali Backcountry Lodge®, and Denali Cabins & design®.

We also own or have the right to use many registered trademarks and trademarks pending registration outside of the United States, including GES®, ShowTech®, Poken®, Visit®, Visit by GES®, Blitz, a GES Company & design®, Brewster Inc. & design®, Brewster Attractions Explore & design®, Brewster Hospitality Refresh & design®, Glacier Skywalk®, Above Banff®, Explore Rockies®, FLYOVER & design®, FLYOVER ICELAND & design, FLYOVER Canada & design, Mount Royal, GES Event Intelligence AG®, Pursuit®, by Pursuit®, Kaffi Grandi, Ský Lagoon®, Soaring Over Canada®, Elk + Avenue Hotel®, Brewster Epic Summer Pass®, and escape.connect.refresh.explore®.

Government Regulation and Compliance

The principal rules and regulations affecting our day-to-day business relate to our employees (such as regulations implemented by the Occupational Safety and Health Administration, equal employment opportunity laws, guidelines implemented pursuant to the Americans with Disabilities Act, and general federal and state employment laws), unionized labor (such as guidelines imposed by the National Labor Relations Act), United States and Canadian regulations relating to national parks (such as regulations established by Parks Canada, the United States Department of the Interior, and the United States National Park Service), United States and Canadian regulations relating to boating (such as regulations implemented by the United States and Canadian Coast Guard and state boating laws), and transportation (such as regulations promulgated by the United States Department of Transportation and its state counterparts).

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

We had the following number of employees as of December 31, 2021:

Number of Employees (1)
GES	2,058
Pursuit	1,423
Viad Corporate	31
Total	3,512
(1)
Includes 620 employees covered by collective bargaining agreements and excludes seasonal or temporary employees. The employees covered by collective bargaining agreements are largely used to staff GES’ shows, events, and production facilities pursuant to business demands. We believe that relations with our employees are good and that collective bargaining agreements expiring in 2022 will be renegotiated in the ordinary course of business without adverse effects on our operations.

We are governed by a Board of Directors comprising eight non-employee directors and one employee director, and we have an executive management team with six executive officers.

GES hires temporary employees on a show-by-show basis, including operations and exhibitor service positions. The number of temporary employees fluctuates depending on the size and location of the exhibition or event. Pursuit hires approximately 2,000 seasonal employees during the peak summer months to help operate its attractions and hospitality properties.

Safety and well-being:

The safety and well-being of team members, clients, and guests is a leading core value. We believe that maintaining strong standards of health and safety improves employee productivity and operational efficiency and enhances employee well-being.

Our employees have a responsibility to maintain a safe and healthy work environment. We take prompt action to correct unsafe or hazardous conditions; we promptly report work-related accidents and injuries in accordance with established procedures; we follow all established work rules related to safety; we ensure that our workers understand the risks, know how to handle hazardous products safely, and are familiar with available information for all hazardous materials used. In response to mitigating the spread of the COVID-19 virus, we implemented enhanced health and safety protocols including employees working from home and additional safety measures for employees continuing critical on-site work. Our Experience Modification Rating assigned by the National Council on Compensation Insurance was 0.82 as of December 31, 2021 and 0.77 as of December 31, 2020, which are considered ratings of better than average.

Both Pursuit and GES have implemented business-specific programs that support our commitment to the safety and well-being of our team members, clients, and guests. Through Pursuit’s Safety Promise, we ensure that our team members and guests feel safe at our experiences and that these places can continue to make a positive impact. GES’s Always On Health and Safety Program was designed by our safety team to protect our employees, customers, partners, and event attendees and provide safe and reliable delivery of events.

Compliance and ethics:

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

Diversity, equity, and inclusion:

We believe diversity and gender equality are critical to building a thriving workplace. We strive to create an environment where people of all different backgrounds feel a sense of belonging and contribute to our continued success. To make our workplace as inclusive and safe as possible, we have diversity and inclusion training integrated into our Always Honest Compliance and Ethics Program.

We do not discriminate against employees or applicants based on race, color, age, disability, ethnicity, citizenship, religion, sex, national origin, sexual orientation, genetics or genetic information, or any other categories protected by law. We are committed to equal opportunity in all of our employment activities, including, but not limited to, recruitment, hiring, compensation, determination of benefits, training, promotion, and discipline. We also provide reasonable accommodations to disabled persons, so all employees can achieve success in the workplace.

We take pride in the diverse and talented group of people that make up our Board of Directors, executive management team, and employees. We understand the value that a diverse workforce of varying genders, ethnicity, background, and experience brings to the Company and we are focused on improving diversity at all levels. With our recent appointment of Beverly K. Carmichael to our Board of Directors, we now have three female Board members out of a total of eight non-employee Board members. In 2021, more than 40% of our overall global workforce were female.

As a devoted steward to our communities, we are committed to increasing the diversity of our workforce to better reflect the communities in which we operate. We have undertaken initiatives, which go beyond legal compliance, to recruit from diverse audiences, such as minorities, veterans, and women. These efforts include leveraging inclusive job-posting sites and sharing job postings with community partners.

As part of our commitment to developing our employees and furthering their professional growth, we have mentorship programs in place, including our Sales Leadership Program. This program connects new hires, which are recent graduates, with leaders within our organization and is designed to accelerate their career trajectory.

Our emphasis on equality permeates throughout the organization and helps drive our success. For example, Pursuit conducted its first diversity, equity, and inclusion survey in 2020. Pursuit’s Promise to People census was designed to help us understand, recognize, and respect the diversity we have within our team. The key learnings from this voluntary survey shaped our training and development plans for 2022 and beyond.

Rewards and performance management:

Beyond a competitive salary, we offer a range of healthcare benefits to full-time employees, their spouses, and dependents. We encourage our employees to grow professionally with ongoing training and internal career opportunities. We utilize a performance management cycle, which provides a framework designed to maximize performance and cultivate talent. Salary increases are based on merit. Short- and long-term incentive compensation for senior managers and executives is based on the Company’s performance and/or stock performance.

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a pandemic. COVID-19 continues to spread rapidly, with a high concentration of confirmed cases in the United States and other countries in which we operate. Starting in mid-March 2020, the COVID-19 pandemic had a significant and negative impact on our operations and financial performance, with severe disruptions in live event and tourism activity. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this 2021 Form 10-K) for further discussion regarding the impact of the COVID-19 pandemic on our 2021 financial results.

Due to the evolving and uncertain nature of COVID-19, and depending on the success of ongoing vaccination and other mitigation efforts as well as the scope and magnitude of infections and hospitalizations, we are not able at this time to fully estimate the effect of these factors on our business; however, the adverse impact on our business, results of operations, and cash flows has been significant. Refer to “Risk Factors” (Part I. Item 1A of this 2021 Form 10-K) for a discussion of risks and uncertainties that may affect our business.

Available Information

We were incorporated in Delaware in 1991. Our common stock trades on the New York Stock Exchange under the symbol “VVI.”

Our website address is www.viad.com. All of our Securities and Exchange Commission (“SEC”) filings, including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. The information contained on our website is neither a part of, nor incorporated by reference into, this 2021 Form 10-K.

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

Macroeconomic Risks

The COVID-19 pandemic and related responsive actions have adversely affected our financial condition, liquidity, and cash flow, and may continue to do so in the future. The COVID-19 pandemic forced the cancellation of many of our events and the temporary closure of substantially all of our attractions, hotels, and other operations. The substantial reduction in our operations resulted in significant losses and negative cash flow from operations in 2020 and 2021.

COVID-19 has been and continues to be a complex and evolving situation, with governments, public institutions, and other organizations imposing or recommending, and businesses and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation; limitations on the size of in-person gatherings; closures of, or occupancy or other operating limitations on, work facilities, lodging facilities, food and beverage establishments, schools, public buildings, and businesses; cancellation of events, including exhibitions, sporting events, conferences and meetings; and quarantines and lock-downs. COVID-19 and its consequences also dramatically reduced travel and demand for travel related services, which has and may continue to impact our business, operations, and financial results. Although many of these restrictions, bans, limitations, closures and mandates have eased or been lifted, they have been reinstituted from time to time in varying degrees by various jurisdictions as resurgences and variants such as Delta and Omicron have emerged and then subsided. The extent to which COVID-19 impacts our business, operations, and financial results will depend on the factors described above and numerous other evolving factors that we may not be able to accurately predict or assess, including the duration and scope of COVID-19; the availability and distribution of effective vaccines or treatments; COVID-19’s impact on global and regional economies and economic activity, its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; and how quickly economies, travel activity, and demand for lodging recovers after the pandemic subsides.

Our GES business depends on exhibitions, conferences, and other live events and the size of marketing expenditures relating to those events. Existing or future government orders prohibiting large group gatherings would significantly and adversely affect our revenue and results of operations. Even though exhibitions and live events have increased as compared to 2020, we have experienced and continue to experience reduced spending for our services related to reduced marketing budgets. Additionally, when exhibitions and live events have occurred, we have experienced reduced attendance as compared to exhibitions and live events that occurred pre-pandemic.

Further, the current circumstances are dynamic and the impacts of COVID-19 on our business operations, including the duration and impact on overall customer demand, are ongoing and uncertain (for example, since travel restrictions have been lifted, some guests have chosen to not travel or visit attractions and hospitality operations within our Pursuit business as a result of health concerns, which adversely affects our profitability and cash flow). Future revenue from our Pursuit operations will depend on any further spread of the virus, or variants of the virus, our ability to keep our operations open, the willingness of people to travel to our locations, and the amount of disposable income that consumers have available for travel and vacations, which decreases during periods of weak general economic conditions. Both our Pursuit and GES businesses have also experienced increased costs in order to supply our customers or guests with personal protection equipment, to conduct comprehensive cleaning regimens, and in taking other measures that we have determined are in the best interests of our employees, customers, guests, and/or event participants. The potential adverse COVID-19 impacts to our businesses could have a correspondingly negative effect on our overall liquidity. Our new senior secured credit facility requires us to maintain a minimum liquidity of $75 million under the revolving credit facility through June 2022, with liquidity defined as unrestricted cash and available capacity on our revolving credit facility, and financial covenants tested beginning September 30, 2022. If we are unable to maintain compliance with these covenants, our lenders may exercise remedies against us, including the acceleration of any outstanding indebtedness on our revolving credit facility. A prolonged recovery from the COVID-19 pandemic or a resurgence in cases of COVID-19 could further materially and adversely affect our business, financial condition, and results of operations.

Our businesses will face new challenges presented by the ramifications of the COVID-19 pandemic. In addition to the direct economic impacts of the pandemic, it is clear that as our businesses have begun to recover, they are operating in new environments in light of societal, regulatory, and industry changes that have occurred since March 2020. Our ability to continue to adjust to these changes and deliver expected business results may be hampered by ongoing uncertainty presented by the pandemic in terms of proper safety protocols, social norms, and a potential of uneven demand for our services. In addition, our ability to deliver such services and otherwise execute against our recovery and growth strategies may be impacted by the extreme reduction of our workforce over the past two years and the resulting loss of knowledge of and experience in our businesses. Moreover, our go-forward strategy includes a heightened use of temporary employees in the delivery of our services, and while those employees will likely include those who were previously employed by us on a full-time basis, the level of execution may not be consistent with previous performance. Taken together, our ability to anticipate and adjust to these ongoing changes and new conditions may lead to additional costs, which may materially and adversely impact our business and results of operations.

We are vulnerable to deterioration in general economic conditions. Our business is particularly sensitive to fluctuations in general economic conditions in the United States and other global markets in which we operate, including as a result of the economic uncertainty caused by the COVID-19 pandemic. The success of our GES business largely depends on the number of exhibitions or other live events held, the size of marketing expenditures at those events, and on the strength of particular industries that support those events. The number and size of exhibitions generally decrease when the economy weakens, which our business has experienced due to the COVID-19 pandemic. We also could suffer from reduced spending for our services because many live event marketing budgets are partly discretionary and are frequently among the first expenditures reduced when economic conditions deteriorate. In addition, revenue from our Pursuit operations depends largely on the amount of disposable income that consumers have available for travel and vacations, which decreases during periods of weak general economic conditions. As a result, any deterioration in general economic conditions could further materially and adversely affect our business, product sales, financial condition, and results of operations.

Travel industry disruptions, particularly those affecting the hotel and airline industries, could adversely affect our business. Our business depends largely on the ability and willingness of people, whether exhibitors, event attendees, tourists, or others, to travel. Factors adversely affecting the travel industry, and particularly the airline and hotel industries, generally also adversely affect our business and results of operations. Factors that could adversely affect the travel industry include high or rising fuel prices, increased security and passport requirements, weather conditions, health epidemics, pandemics and endemics, airline accidents, acts of terrorism, and international political instability and hostilities. For example, the COVID-19 pandemic and social distancing orders resulted in severe global travel restrictions, reduction in capacity of event venues, hotels, attractions and other operations, and reluctance of customers to travel. These circumstances had severe effects on our businesses. The occurrence of additional disruptions, a prolonged recovery from the COVID-19 pandemic or a spike or resurgence in cases of COVID-19, or other unexpected events that affect the availability and pricing of air travel and accommodations, could further materially and adversely affect our business and results of operations.

Transportation disruptions and increases in transportation costs could adversely affect our business and results of operations. GES relies on independent transportation carriers to send materials and exhibits to and from exhibition, warehouse, and customer facilities. If our customers and suppliers are unable to secure the services of those independent transportation carriers at favorable rates, it could materially and adversely affect our business and results of operations. In addition, disruption of transportation services due to weather-related problems; labor strikes; lockouts; shortage of supply chain labor, including CDL truck drivers; shipping capacity constraints, including shortages of related equipment; or other events could adversely affect our ability to supply services to customers and could cause the cancellation of exhibitions, which could materially and adversely affect our business and results of operations.

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

Such catastrophic events have, and could have, an adverse impact on Pursuit, which is heavily dependent on the ability and willingness of its guests to travel and/or visit our attractions. Pursuit guests tend to delay or postpone vacations if natural conditions differ from those that typically prevail at competing lodges, resorts, and attractions, and catastrophic events and heightened travel security measures instituted in response to such events could impede the guests’ ability to travel, and interrupt our business operations, including damaging our properties. For example, the accident on July 18, 2020, at Pursuit’s Glacier Adventure attraction, which involved one of our off-road Ice Explorers and resulted in three fatalities and other serious injuries, may have a negative impact on our reputation and traveler willingness to visit that attraction in the future.

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

Strategic, Business, and Operational Risks

The seasonality of our business makes us particularly sensitive to adverse events during peak periods. The peak activity for our Pursuit business is during the summer months, as the vast majority of Pursuit’s revenue is earned in the second and third quarters. Our GES exhibition and event activity varies significantly because it is based on the frequency and timing of shows, many of which are not held each year, and which may shift between quarters. If adverse events or conditions occur during these peak periods, such as the COVID-19 pandemic or natural disasters such as forest fires, our results of operations could be materially and adversely affected.

New capital projects may not be commercially successful. From time to time, we pursue capital projects, such as our current development of FlyOver Chicago and FlyOver Canada Toronto, and other efforts to upgrade some of our Pursuit offerings, in order to enhance and expand our business. Capital projects are subject to a number of risks, including unanticipated delays, cost overruns, and the failure to achieve established financial and strategic goals, as well as additional project-specific risks. For example, we had to delay FlyOver Canada Toronto due to poor market conditions as a result of the COVID-19 pandemic and a need to preserve capital. Although FlyOver Canada Toronto’s opening is planned for 2024, this attraction may be further delayed by market conditions as a result of the COVID-19 pandemic or other poor conditions. A prolonged delay in these capital projects, or our failure to accurately predict the revenue or profit that will be generated from these projects, could prevent them from performing in accordance with our commercial expectations and could materially and adversely affect our future success, business, and results of operations.

We operate in highly competitive and dynamic industries. Competition in the live events markets is driven by price and service quality, among other factors. To the extent competitors seek to gain or retain market presence through aggressive underpricing strategies, we may be required to lower our prices and rates to avoid the loss of related business. Moreover, customer consolidations and other actions within the industry have caused downward pricing pressure for our products and services and could affect our ability to negotiate favorable terms with our customers. If we are unable to anticipate and respond as effectively as our competitors to changing business conditions, including new technologies and business models, we could lose market share. Our inability to meet the challenges presented by the competitive and dynamic environment of our industry could materially and adversely affect our results of operations.

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

Completed acquisitions may not perform as anticipated or be integrated as planned. We regularly evaluate and pursue opportunities to acquire businesses that complement, enhance, or expand our current business, or offer growth opportunities. Our acquired businesses might not meet our financial and non-financial expectations or yield anticipated benefits. Our success depends, in part, on our ability to conform controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and retain the acquired business’s key personnel and customers. Moreover, our acquisition activity may subject us to new regulatory requirements, distract our senior management and employees, and expose us to unknown liabilities or contingencies that we may fail to identify prior to closing. If we are forced to make changes to our business strategy or if external conditions adversely affect our business operations, such as the impact of COVID-19, we may be required to record additional future impairment charges, as we did in 2020. Additionally, we may borrow funds to finance strategic acquisitions. Debt leverage resulting from future acquisitions would reduce our debt capacity, increase our interest expense, and limit our ability to capitalize on future business opportunities. Such borrowings may also be subject to fluctuations in interest rates. Any of these risks could materially and adversely affect our business, product and service sales, financial condition, and results of operations.

We are subject to currency exchange rate fluctuations. We have operations outside of the United States primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. During 2021 and 2020, our international operations accounted for approximately 38% and 30% of our consolidated revenue, respectively, and 19% and 36% of our segment operating loss, respectively. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. We do not currently hedge equity risk arising from the translation of non-United States denominated assets and liabilities. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue, and expenses must be translated into U.S. dollars for reporting purposes. The unrealized gains or losses resulting from the currency translation are included as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. We also have certain loans in currencies other than the entity’s functional currency, which results in gains or losses as exchange rates fluctuate. As a result, significant fluctuations in currency exchange rates could result in material changes to the net equity position we report in our Consolidated Balance Sheets and could adversely affect our results of operations.

Liabilities relating to prior and discontinued operations may adversely affect our results of operations. We and our predecessors have a corporate history spanning decades and involving diverse businesses. Some of those businesses owned properties and used raw materials that have been, and may continue to be, subject to litigation. Moreover, some of the raw materials used and the waste produced by those businesses have been and are the subject of United States federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. In addition, we may incur other liabilities resulting from indemnification claims involving previously sold properties and subsidiaries, or obligations under defined benefit plans or other employee plans, as well as claims from past operations of predecessors or their subsidiaries. Although we believe we have adequate reserves and sufficient insurance coverage to cover those potential liabilities, future events or proceedings could render our reserves or insurance protections inadequate, any of which could materially and adversely affect our business and results of operations.

Labor and Employment Risks

Our business has been and may continue to be adversely affected by labor shortages, turnover, and labor cost increases. We rely heavily on our global workforce, including many seasonal and temporary employees. Several factors, including factors related to the COVID-19 pandemic, have resulted and may continue to result in labor shortages, turnover, and increased labor costs, including high employment levels and demand for employees; unemployment subsidies; the freezing of visa programs; increased wages offered by other employers; vaccine mandates and other government regulations and our responses thereto. Any of these factors could materially and adversely affect our ability to hire qualified team members and, therefore negatively impact our business and results of operations.

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

Additionally, if we are unable to reach an agreement with a union during the collective bargaining process, the union may strike or carry out other types of work stoppages. If this were to occur, we might be unable to find substitute workers with the necessary skills to perform many of the services, or we may incur additional costs to do so, both of which could materially and adversely affect our business and results of operations.

Our participation in multi-employer pension plans could substantially increase our pension costs. We sponsor a number of defined benefit plans for our United States and Canada-based employees. In addition, we are obligated to contribute to multi-employer pension plans under collective bargaining agreements covering our union-represented employees. We contributed $7.1 million in 2021, $8.6 million in 2020, and $27.3 million in 2019 to those multi-employer pension plans. Third-party boards of trustees manage these multi-employer plans. Based upon the information we receive from plan administrators, we believe that several of those multi-employer plans are underfunded. The Pension Protection Act of 2006 requires us to reduce the underfunded status over defined time periods. Moreover, we would be required to make additional payments of our proportionate share of a plan’s unfunded vested liabilities if a plan terminates, or other contributing employers withdraw, due to insolvency or other reasons, or if we voluntarily withdraw from a plan. In 2019, we withdrew from the underfunded Central States Pension Plan and accordingly, we recorded a charge of $15.5 million, which represented the estimated present value of future contributions we will be required to make as a result of the union’s withdrawal. At this time, we do not anticipate triggering any significant withdrawal from any other multi-employer pension plan to which we currently contribute. However, significant plan contribution increases could materially and adversely affect our consolidated financial condition, results of operations, and cash flows. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K) for further information.

Cybersecurity and Data Privacy Risks

We are vulnerable to cybersecurity attacks and threats. Our devices, servers, cloud-based solutions, computer systems, and business systems are vulnerable to cybersecurity risk, including cyberattacks, or we may be the target of email scams that attempt to acquire personal information and company assets. As a result of the COVID-19 pandemic, many of our employees switched to working remotely, which magnifies the importance of integrity of our remote access security measures. Despite our efforts to protect ourselves with insurance, and create security barriers to such threats, including regularly reviewing our systems for vulnerabilities and continually updating our protections, we might not be able to entirely mitigate these risks. Our failure to effectively prevent, detect, and recover from the increasing number and sophistication of information security threats could lead to business interruptions, delays or loss of critical data, misuse, modification, or destruction of information, including trade secrets and confidential business information, reputational damage, and third-party claims, any of which could materially and adversely affect our results of operations. Moreover, the cost of protecting against cybersecurity attacks and threats is expensive and expected to increase going forward.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters in Scottsdale, Arizona. Our other principal properties are owned or leased by Pursuit and GES.

Pursuit primarily owns its properties, both domestically and internationally, and leases its properties related to the FlyOver attractions. Pursuit’s properties mainly include attractions, hotels and lodges, retail stores, and offices. Properties located in Canada are subject to multiple long-term ground leases with their respective governments. For further information on Pursuit’s attractions and hospitality assets, refer to “Business” (Part I, Item 1 of this 2021 Form 10-K), which information is incorporated by reference herein.

GES leases its properties, both domestically and internationally. GES properties consist of offices and multi-use facilities. Multi-use facilities include manufacturing, sales and design, office, storage and/or warehouse, and truck marshaling yards. Multi-use facilities vary in size up to approximately 609,000 square feet in the United States and approximately 136,000 square feet in the United Kingdom.

We believe our owned and leased properties are adequate and suitable for our business operations and that capacity is sufficient for current needs. For additional information related to our lease obligations, refer to Note 12 – Debt and Finance Obligations and Note 20 – Leases and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K),which information is incorporated by reference herein.

Item 3. Legal Proceedings

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K) for information regarding legal proceedings in which we are involved, which information is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

Other. Information about our executive Officers

Our executive officers as of the date of this 2021 Form 10-K were as follows:

Name	Age	Business Experience During the Past Five Years and Other Information
Steven W. Moster	52

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

Ellen M. Ingersoll	57

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

David W. Barry	59

President of Pursuit since June 2015; prior thereto, Chief Executive Officer and President of Trust Company of America, an independent registered investment adviser custodian, from 2011 to June 2015; prior thereto, Chief Executive Officer of Alpine/CMH, a helicopter skiing company, from 2007 to 2011; and prior thereto, Chief Operating Officer for all United States resort operations of Intrawest Corporation (formerly NYSE: IDR) (now Alterra Mountain Company) a North American mountain resort and adventure company, from 2004 to 2007.

Derek P. Linde	46

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

Jeffrey A. Stelmach	54

President of GES Brand Experiences since August 2021; prior thereto, Group President of Stadium Red Group, a collective of specialist agencies, from 2020 to 2021; prior thereto, President of Opus Holding Group of Opus Agency, a global event design and experiential agency, from 2018 to 2020; prior thereto, President of U.S. Experiential Marketing and Shopper Marketing of Mosaic, a sales and merchandising, experiential marketing and interactive firm, from 2009 to 2018.

Leslie S. Striedel	59

Chief Accounting Officer since 2014; prior thereto, Vice President of Finance from March 2014 to April 2014; prior thereto, Vice President of Finance and Administration or similar positions with Colt Defense LLC, a firearms manufacturer, from 2010 to 2013; prior thereto, Vice President of Finance, Director of Financial Reporting and Compliance, and Corporate Controller of White Electronics Designs Corp. (formerly NASDAQ: WEDC) (now a wholly owned subsidiary of Microchip Technology Inc.), a circuits and semiconductors manufacturer, from 2004 to 2010; prior thereto, Corporate Controller of MD Helicopters, an international helicopter manufacturer, from 2002 to 2004; prior thereto, Corporate Controller of Fluke Networks (formerly Microtest, Inc. NASDAQ: MTST), a manufacturing and technology company, from 1999 to 2002; and prior thereto, Senior Tax Manager for KPMG LLP, a global firm providing audit, tax, and advisory services, from 1998 to 1999.

Our executive officers’ term of office is until our next Board of Directors annual organization meeting scheduled to be held on May 24, 2022.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol VVI.

Holders

As of February 15, 2022, there were 4,556 shareholders of record of our common stock, including 135 shareholders that had not converted their shares following a reverse stock split effective on July 1, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	416	$45.72	—	546,283
November 1, 2021 - November 30, 2021	—	$—	—	546,283
December 1, 2021 - December 31, 2021	77	$42.96	—	546,283
Total	493	$45.29	—	546,283

Pursuant to previously announced authorizations, our Board of Directors authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended future dividend payments and our share repurchase program for the foreseeable future. The Board of Directors’ authorization does not have an expiration date. During the fourth quarter of 2021, certain previously owned shares of common stock were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

Performance Graph

The following graph compares the change in the cumulative total shareholder return, from December 31, 2016 to December 31, 2021, on our common stock, the Standard & Poor’s SmallCap 600 Hotels, Restaurants & Leisure, the Standard & Poor’s SmallCap 600 Media Index, the Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, the Standard & Poor’s SmallCap 600 Index, the Russell 2000 Index, and Standard & Poor’s 500 Index (assuming reinvestment of dividends, as applicable). The graph assumes $100 was invested on December 31, 2016.

	Year Ended December 31,
	2016	2017	2018	2019	2020	2021
Viad Corp	$100.00	$126.64	$115.36	$156.45	$84.11	$99.51
S&P 500	$100.00	$121.82	$116.47	$153.13	$181.29	$233.28
Russell 2000	$100.00	$114.63	$101.99	$127.98	$153.49	$176.18
S&P SmallCap 600	$100.00	$113.15	$103.51	$127.05	$141.33	$179.12
S&P SmallCap 600 Comm. Services & Supplies	$100.00	$107.08	$95.90	$118.42	$104.10	$111.47
S&P SmallCap 600 Media	$100.00	$115.28	$134.71	$144.64	$136.92	$222.38
S&P SmallCap 600 Hotels, Restaurants & Leisure	$100.00	$136.87	$144.28	$159.35	$202.10	$196.22

Item 6. RESERVED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes. The MD&A is intended to assist in understanding our financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this 2021 Form 10-K.

Overview

We are a leading provider of experiential leisure travel and live events and marketing experiences company with operations in the United States, Canada, the United Kingdom, continental Europe, the United Arab Emirates, and Iceland. We are committed to providing unforgettable experiences to our clients and guests. We operate through two reportable business segments: Pursuit and GES.

Impact of COVID-19

Starting in mid-March 2020, the COVID-19 pandemic had a significant and negative impact on our operations and financial performance, with severe disruptions in live event and tourism activity. In response, we implemented aggressive cost reduction measures to preserve cash, including furloughs, layoffs, mandatory unpaid time off or salary reductions for all employees, and the reduction of discretionary spending. We also accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing GES’ more profitable market segments. In 2020, GES exited 21 leased facilities across its warehouse and office network and sold its San Diego area production warehouse. We also suspended future common stock dividend payments and share repurchases, and we availed ourselves of governmental assistance programs for wages and other expense relief. Additionally, in May and August 2020, we obtained waivers of the financial covenants under our then $450 million revolving credit facility (the “2018 Credit Facility”), which we subsequently refinanced in July 2021 as discussed below, and we secured additional capital to strengthen our liquidity position by entering into an investment agreement with funds managed by private equity firm Crestview Partners who made an investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock. Refer to Note 15 – Common and Preferred Stock of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K) for further information.

During 2021, we continued to preserve cash and closely managed our costs as pandemic-related restrictions slowly eased. GES continued to reduce costs as part of its transformation and streamlining efforts. In 2021, GES sold its Orlando area production warehouse. GES continues to evaluate its physical presence and look for additional opportunities to improve its cost structure. In connection with COVID-19 vaccination programs, we began to see signs of recovery in the travel and hospitality and live event sectors in mid-2021 as people started to feel more comfortable traveling and gathering in larger groups. Pursuit’s operations in the United States experienced strong visitation primarily from domestic travelers, while tourism in Canada and Iceland remained constrained by border closures and travel restrictions. Canada reopened its border with the United States in early August 2021 to fully vaccinated travelers and to travelers from other countries beginning in September 2021, which accelerated short-term bookings from travelers to our Pursuit operations in Canada. The live event markets also began to re-open in 2021 with smaller scale live events starting to take place during the first half of the year. During the second half of 2021, we began to see an acceleration in the recovery of in-person trade shows as event organizers began to schedule larger-scale face-to-face live events. However, as variants of COVID-19, including the predominant Delta and Omicron variants, became more widespread, we saw some cancellations of smaller events during the fourth quarter of 2021. For larger-scale in-person events that took place, the overall attendance was lower than pre-pandemic levels.

Effective July 30, 2021, we refinanced our 2018 Credit Facility, which was scheduled to mature on October 24, 2023, with the new $500 million senior secured credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for a $400 million term loan with a maturity date of July 30, 2028 (“Term Loan B”) and a $100 million revolving credit facility with a maturity date of July 30, 2026. The $400 million in Term Loan B proceeds were offset in part by $14.8 million in related fees. The proceeds from the Term Loan B were used to repay the $327 million outstanding balance under the 2018 Credit Facility. The $100 million revolving credit facility and the remaining proceeds from the Term Loan B will be used to provide for financial flexibility to fund future acquisitions and growth initiatives and for general corporate purposes. Refer to Note 12 – Debt and Finance Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K) for further information.

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

Results of Operations

A discussion related to our results of operations for 2021 compared to 2020 is presented below. A discussion related to our results of operations for 2020 compared to 2019 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 2, 2021, and is incorporated herein by reference. During the first quarter of 2021, we changed our segment reporting as a result of operational changes and how our chief operating decision maker (“CODM”) reviews the financial performance of GES and makes decisions regarding the allocation of resources. Accordingly, GES is now a single reportable segment. We did not include the prior year discussion as we believe the change in GES as a single reportable segment is not a material change to understand the financial condition, changes in financial condition, and results of operations of our business. Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K).

Financial Highlights

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	Change vs. 2020
Total revenue	$507,340	$415,435	22.1%
Net loss attributable to Viad	$(92,655)	$(374,094)	75.2%
Segment operating loss(1)	$(47,002)	$(116,240)	59.6%
Diluted loss per common share from continuing operations attributable to Viad common stockholders	$(5.04)	$(18.55)	72.8%

(1)
Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

** Change is greater than +/- 100%

•
Total revenue increased $91.9 million, primarily due to increased revenue at Pursuit of $110.2 million. Although Pursuit continued to be affected by pandemic-related restrictions in certain international geographies, overall revenue at Pursuit improved from 2020 as health and travel restrictions lessened and people felt more comfortable traveling. Visitation from domestic travelers increased at Pursuit’s Glacier Park Collection and the Alaska Collection. Additionally, Canada’s border reopened to the United States in early August 2021 to fully vaccinated travelers and in September 2021 to other countries. There also continues to be strong regional and national demand from Canadians as they were required to stay closer to home. GES revenue decreased $18.3 million as live events remained largely shut down during the first half of 2021. Large scale in-person events started to take place during the second half of 2021 with generally lower exhibitor participation and lower attendance than pre-pandemic occurrences.
•
Net loss attributable to Viad improved $281.4 million during 2021 as compared to 2020, primarily reflecting impairment charges of $203.1 million recorded during 2020 and higher restructuring charges of $7.4 million recorded during 2020 as compared to 2021, as well as improved segment operating results during 2021 of $69.2 million.
•
Total segment operating loss(1) improved $69.2 million during 2021 as compared to 2020, primarily due to a 144% increase in revenue at Pursuit, offset in part by the elimination of performance-based incentives in 2020 as a result of the COVID-19 pandemic and GES’ 5.4% decrease in revenue.

Foreign Exchange Rate Variances

We conduct our foreign operations primarily in Canada, the United Kingdom, Iceland, the Netherlands, Germany, and to a lesser extent, in certain other countries.

The following table summarizes the foreign exchange rate variance effects (or “FX Impact”) on revenue and segment operating income (loss) from our significant international operations:

	Revenue			Segment Operating Income (Loss)
	Weighted-Average Exchange Rates		FX Impact	Weighted-Average Exchange Rates		FX Impact
	2021	2020	(in thousands)	2021	2020	(in thousands)
Pursuit:
Canada (CAD)	$0.80	$0.75	$5,202	$0.80	$0.75	$(421)
Iceland (ISK)	$0.01	$0.01	211	$0.01	$0.01	(169)
			$5,413			$(590)
GES:
Canada (CAD)	$0.79	$0.74	$340	$0.80	$0.74	$(257)
United Kingdom (GBP)	$1.37	$1.28	2,147	$1.34	$1.32	(480)
Europe (EUR)	$1.15	$1.11	(388)	$1.18	$1.14	(112)
			$2,099			$(849)
Total			$7,512			$(1,439)

Revenue and segment operating income (loss) were primarily impacted by variances of the British pound, the Canadian dollar, the Euro, and the Icelandic krona relative to the United States dollar. Future changes in exchange rates may impact overall expected profitability and historical period-to-period comparisons when revenue and segment operating income (loss) are translated into U.S. dollars.

Analysis of Revenue and Operating Results by Reportable Segment

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income (loss) to organic revenue(3) and organic segment operating income (loss)(3) for the years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021				Year Ended December 31, 2020			Change vs. 2020
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(3)	As Reported	Acquisitions(2)	Organic(3)	As Reported	Organic(3)
Revenue(1):
Pursuit:
Attractions	$77,860	$2,638	$2,746	$72,476	$28,126	$—	$28,126	**	**
Hospitality	98,878	—	2,411	96,467	45,838	—	45,838	**	**
Transportation	5,578	—	161	5,417	2,696	—	2,696	**	**
Travel planning and other	5,359	—	118	5,241	467	—	467	**	**
Intra-segment eliminations	(627)	—	(23)	(604)	(317)	—	(317)	(97.8)%	(90.5)%
Total Pursuit	$187,048	$2,638	$5,413	$178,997	$76,810	$—	$76,810	**	**

Segment operating income (loss)(4):
Total Pursuit	$4,609	$923	$(590)	$4,276	$(42,343)	$—	$(42,343)	**	**

** Change is greater than +/- 100%

(1)
Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.
(2)
Acquisitions include the Golden Skybridge (acquired March 2021 and opened June 2021). We did not adjust for Sky Lagoon (opened April 2021) or FlyOver Las Vegas (opened September 2021) as these attractions were new build projects.
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

(4)
Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Pursuit revenue increased $110.2 million, which reflects the continued strengthening of leisure travel demand during the second half of 2021 versus 2020 as pandemic-related restrictions lessened and as people started to feel more comfortable traveling. Pursuit is affected by consumer discretionary spending on tourism activities. Travel restrictions and border closures due to the COVID-19 pandemic have negatively affected long-haul travelers to Canada and Iceland, which have affected customer volumes and the results of operations. Pursuit’s seasonal attractions and properties were open starting in the second quarter of 2021 through the end of the year, although some operated at reduced capacities, whereas Pursuit’s properties and attractions were temporarily closed in 2020 from mid-March through most of the second quarter. The Glacier Park Collection and the Alaska Collection experienced increased visitation during the 2021 peak season from strong domestic leisure travel, which resulted in an increase in revenue from the Glacier Park Collection of $27.7 million and from the Alaska Collection of $31.1 million. Pursuit opened or acquired three new attractions in 2021, Sky Lagoon (opened April 2021), the Golden Skybridge (opened June 2021), and FlyOver Las Vegas (opened September 2021), which generated $15.6 million in incremental revenue during 2021. Organic revenue* increased $102.2 million.

Pursuit segment operating income was $4.6 million during 2021 as compared to a loss of $42.3 million during 2020. This improvement was primarily due to the increase in revenue. Organic segment operating income* was $4.3 million during 2021 as compared to a loss of $42.3 million during 2020.

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

The following table provides Pursuit’s same-store key performance indicators. The same-store metrics indicate the performance of all Pursuit’s properties and attractions that we owned and operated at full capacity, considering seasonal closures, for the entirety of both periods presented. For Pursuit properties and attractions located outside of the United States, comparisons to the prior year are on a constant United States dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. We believe this same-store constant currency basis provides better comparability between reporting periods.

	Year Ended December 31,
	2021	2020	Change vs. 2020
Same-Store Key Performance Indicators (1)
Attractions:
Number of visitors	1,187,285	677,858	75.2%
Revenue per attraction visitor	$53	$43	23.3%
Effective ticket price	$40	$30	33.3%
Hospitality:
Room nights available (2)	566,728	387,809	46.1%
RevPAR (2)	$101	$71	42.3%
ADR	$188	$145	29.7%
Occupancy (2)	53.9%	49.0%	4.9%
(1)
The Same-Store Key Performance Indicators for attractions exclude Open Top Touring (opened September 2020), Sky Lagoon (opened April 2021), the Golden Skybridge (opened June 2021), and FlyOver Las Vegas (opened September 2021).
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

Hospitality. Room nights available increased as all of Pursuit’s properties were fully open during the 2021 peak season, whereas in 2020, Pursuit temporarily closed its properties in mid-March 2020 through most of the second quarter of 2020. The increase in RevPAR and ADR was primarily driven by Pursuit’s properties being open in 2021.

GES

During the first quarter of 2021, we changed our segment reporting as a result of operational changes and how our CODM reviews the financial performance of GES and makes decisions regarding the allocation of resources. Accordingly, GES is now a single reportable segment.

The following table presents a comparison of GES’ reported revenue and segment operating loss to organic revenue(2) and organic segment operating loss(2) for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021				Year Ended December 31, 2020			Change vs. 2020
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Total GES revenue	$320,292	$—	$2,099	$318,193	$338,625	$—	$338,625	(5.4)%	(6.0)%
Total GES segment operating loss(2)	$(51,611)	$—	$(849)	$(50,762)	$(73,897)	$—	$(73,897)	30.2%	31.3%

(1)
Organic revenue and organic segment operating loss are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic revenue and organic segment operating loss, see the “Non-GAAP Measures” section of this MD&A.
(2)
Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating loss, to the most directly comparable GAAP measure.

GES revenue decreased $18.3 million primarily due to show postponements and cancellations as a result of the COVID-19 pandemic beginning in mid-March 2020. During the first half of 2021, GES serviced clients primarily with virtual and hybrid events while in-person events remained largely shut down. Larger-scale in-person events began to take place toward the end of the second quarter and during the second half of 2021 with generally lower exhibitor participation and lower attendance than pre-pandemic occurrences.

Revenue earned during 2020 was primarily driven by shows completed during the first quarter of 2020 before the onset of the pandemic. Organic revenue* decreased $20.4 million during 2021.

GES segment operating loss improved $22.3 million during 2021, primarily due to the reduction in operating costs through the reduction of head count and facilities, implementation of a flex workforce, and a continued focus on managing discretionary costs. Additionally, GES’ operating results included a $9.1 million gain on sale of a GES warehouse in Orlando in 2021 and a $13.5 million gain on sale of a GES warehouse in San Diego in 2020. Organic segment operating loss* improved $23.1 million during 2021.

* Refer to footnote (1) in the above table for more information about the non-GAAP financial measures of organic revenue and organic segment operating loss.

Other Expenses

	Year Ended December 31,
(in thousands)	2021	2020	Change vs. 2019
Corporate activities	$11,689	$8,687	34.6%
Interest expense	$28,440	$18,264	55.7%
Multi-employer pension plan withdrawal	$57	$462	(87.7)%
Other expense, net	$2,013	$1,132	77.8%
Restructuring charges	$6,066	$13,440	(54.9)%
Impairment charges	$—	$203,076	(100.0)%
Income tax expense (benefit)	$(1,788)	$14,246	**
Income (loss) from discontinued operations	$558	$(1,847)	**

** Change is greater than +/- 100%.

Corporate Activities – The increase in corporate activities expense during 2021 relative to 2020 was primarily due to higher performance-based compensation expense as we reduced our estimated performance achievement to zero in 2020 as a result of the COVID-19 pandemic, offset in part by fees and expenses related to the equity raise and credit facility amendment in 2020.

Interest Expense – The increase in interest expense relative to 2020 was primarily due to higher interest rates and higher debt balances during 2021. As a result of the refinance and the repayment of the 2018 Credit Facility, we recorded $2.1 million of interest expense related to the write-off of unamortized debt issuance costs during 2021.

Restructuring Charges – Restructuring charges during 2021 and 2020 were primarily related to facility closures and the elimination of certain positions at GES. In response to the COVID-19 pandemic, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments, as well as charges related to the closure of GES’ United Kingdom based audio-visual services business in 2020. Restructuring charges in 2020 also included the elimination of certain positions at our corporate office.

Impairment Charges – Due to the deteriorating macroeconomic environment in 2020 related to the COVID-19 pandemic, resulting in disruptions to our operations and the decline in our stock price, we recorded non-cash goodwill impairment charges of $185.8 million, a non-cash impairment charge to intangible assets of $15.7 million related to GES’ United States audio-visual production business, and a fixed asset impairment charge of $1.6 million.

Income Tax Expense – Our effective income tax rate was 1.9% for 2021 as compared to a negative 3.9% for 2020. The effective tax rate for 2021 was lower than the blended statutory rate primarily as a result of excluding the tax benefit on losses recognized in the United States, the United Kingdom, and other European countries where we have a valuation allowance. The negative effective tax rate for 2020 was due to the recording of a $25.5 million valuation allowance against our remaining net deferred tax assets in the United States, United Kingdom, and other European countries, as well as no tax benefits on non-deductible goodwill impairments and losses recognized in those jurisdictions.

Income (Loss) from Discontinued Operations – Income from discontinued operations during 2021 was primarily due to a favorable legal settlement and an insurance recovery related to a previously sold operation, offset in part by legal expenses. Loss from discontinued operations during 2020 was primarily due to a settlement and legal expenses related to previously sold operations.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $64.3 million as of December 31, 2021, as compared to $42.0 million as of December 31, 2020. Our total available liquidity was $149.0 million, including the available capacity on our revolving credit facility of $87.4 million ($100 million total facility size, less $12.6 million in outstanding letters of credit) and unrestricted cash of $61.6 million. During the year ended December 31, 2021, net cash used in operating activities was $37.9 million.

On August 5, 2020, we entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”) who made an investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock that carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option (the “Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $21.25 per share. The proceeds from Crestview’s investment were used to repay a portion of our then 2018 Credit Facility, which we subsequently refinanced in July 2021 as discussed below, and provided us additional short-term liquidity to fund capital expenditures and supported general corporate purposes.

Effective July 30, 2021, we refinanced our 2018 Credit Facility, which was scheduled to mature on October 24, 2023, with a new $500 million 2021 Credit Facility. The 2021 Credit Facility provides for a $400 million Term Loan B and a $100 million revolving credit facility with a maturity date of July 30, 2026. The $400 million in Term Loan B proceeds were offset in part by $14.8 million in related fees. The proceeds from the Term Loan B were used to repay the $327 million outstanding balance under the 2018 Credit Facility. The $100 million revolving credit facility and the remaining proceeds from the Term Loan B will be used to provide for financial flexibility to fund future acquisitions and growth initiatives and for general corporate purposes. The 2021 Credit Facility requires us to maintain liquidity of $75 million under the revolving credit facility through June 30, 2022, with liquidity defined as unrestricted cash and available capacity on our revolving credit facility, and other financial covenants beginning September 30, 2022. Refer to Note 12 – Debt and Finance Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K) for additional information.

As of December 31, 2021, we held approximately $45.7 million of our cash and cash equivalents outside of the United States, consisting of $29.2 million in Canada, $5.5 million in the Netherlands, $4.2 million in Iceland, $2.9 million in the United Arab Emirates, $2.2 million in the United Kingdom, and $1.7 million in other countries.

We believe that our existing sources of liquidity will be sufficient to fund operations and capital commitments, including approximately $75-$80 million in capital expenditures that includes approximately $30 million in select maintenance projects, for at least the next 12 months.

We have entered into two facility lease obligations that have not yet commenced for two new FlyOver attractions in development, FlyOver Chicago and FlyOver Canada Toronto. The lease commencement dates begin in 2022 with estimated future lease obligations of $27 million through a lease term of 20 years for both leases.

Cash Flows

Operating Activities

	Year Ended December 31,
(in thousands)	2021	2020
Net loss	$(92,735)	$(376,952)
Depreciation and amortization	53,750	56,565
Deferred income taxes	6,012	15,097
(Income) loss from discontinued operations	(558)	1,847
Restructuring charges	6,066	13,440
Impairment charges	—	203,076
Gains on dispositions of property and other assets	(9,374)	(14,935)
Share-based compensation expense	7,727	2,653
Multi-employer pension plan withdrawal	57	462
Other non-cash items	5,318	8,056
Changes in assets and liabilities	(14,115)	10,443
Net cash used in operating activities	$(37,852)	$(80,248)

The decrease in net cash used in operating activities of $42.4 million was primarily due to improved segment operating results of $69.2 million at Pursuit and GES, offset in part by the increased use of working capital.

Investing Activities

	Year Ended December 31,
(in thousands)	2021	2020
Capital expenditures	$(57,936)	$(53,567)
Cash surrender value of life insurance policies	—	24,767
Cash paid for acquisitions, net	(8,227)	—
Proceeds from dispositions of property and other assets	14,360	22,027
Net cash used in investing activities	$(51,803)	$(6,773)

The increase in net cash used in investing activities of $45.0 million was primarily due to 2020 activity including proceeds from the termination of our life insurance policies and proceeds of $17.1 million from the sale of the GES warehouse in San Diego. In 2021, we used cash in investing activities for the acquisition of the Golden Skybridge, offset in part by the proceeds from the sale of a GES warehouse in Orlando.

Financing Activities

	Year Ended December 31,
(in thousands)	2021	2020
Proceeds from borrowings	$461,322	$225,422
Payments on debt and finance obligations	(345,297)	(275,327)
Dividends paid on common stock	—	(4,064)
Dividends paid on preferred stock	(3,900)	—
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(843)	(1,526)
Payments of debt issuance costs	(1,767)	(1,585)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,626)	(1,688)
Common stock purchased for treasury	—	(2,785)
Proceeds from issuance of Convertible Series A Preferred Stock, net of issuance costs	—	125,763
Proceeds from exercise of stock options	—	2,077
Net cash provided by financing activities	$107,889	$66,287

The increase in net cash provided by financing activities of $41.6 million was primarily due to net debt proceeds of $116.0 million during 2021 compared to net debt payments of $49.9 million during 2020. In July 2021, we received $400 million in Term Loan B proceeds from the 2021 Credit Facility, which was used to repay the 2018 Credit Facility. Proceeds from the issuance of Convertible Series A Preferred Stock in 2020 were offset in part by the 2020 net debt payments.

Debt and Finance Obligations

Refer to Note 12 – Debt and Finance Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K) for further discussion all of which is incorporated by reference herein.

Guarantees

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K) for further discussion all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future. Prior to the suspension, we had repurchased 53,784 shares on the open market for $2.8 million in 2020. As of December 31, 2021, 546,283 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date.

Additionally, we repurchased shares related to tax withholding requirements on vested restricted share-based awards.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with United States GAAP. We are required to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue, and expenses. Critical accounting policies are those policies that are most important to the portrayal of our financial position and results of operations, and that require us to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We identified and discussed with our audit committee the following critical accounting policies and estimates and the methodology and disclosures related to those estimates:

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties, and different assumptions could lead to materially different results. Our goodwill balance was $112.1 million as of December 31, 2021 and $99.8 million as of December 31, 2020 and pertained to our Pursuit business.

Pursuit’s goodwill was assigned to, and tested at, the reporting unit level. The results of our most recent impairment analysis performed as of October 31, 2021, indicated that no impairment existed for Pursuit’s reporting units with reported goodwill. The excess of the estimated fair value over the carrying value for Pursuit’s reporting units with reported goodwill under step one of the impairment test for the Banff Jasper Collection, the Alaska Collection, and FlyOver was significant. Significant reductions in our reporting unit’s expected future revenue, operating income, or cash flow forecasts and projections, or an increase in a reporting unit’s cost of capital, could trigger additional goodwill impairment testing, which may result in impairment charges.

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

Income taxes — We are required to estimate and record provisions for income taxes in each of the jurisdictions in which we operate. Accordingly, we must estimate our actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. We had gross deferred tax assets of $117.1 million as of December 31, 2021 and $99.2 million as of December 31, 2020. We had a valuation allowance against gross deferred tax assets of $103.5 million as of December 31, 2021 and $81.8 million as of December 31, 2020.

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

Pension and postretirement benefits — Our pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. We presently anticipate contributing $0.9 million to our funded pension plans and $0.9 million to our unfunded pension plans in 2022.

We have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the employees’ service period. In addition, we retain the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, we expect to contribute $0.8 million to the plans in 2022.

The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K) for further information.

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

Share-based compensation expense recognized in the consolidated financial statements was $7.7 million in 2021, $2.7 million in 2020, and $7.2 million in 2019. We recorded total tax benefits related to such costs of $0.1 million in 2021 and $2.2 million in 2019. There was no income tax benefit related to such cost in 2020 due to the valuation allowance on our deferred tax assets. No share-based compensation costs were capitalized during 2021, 2020, or 2019.

We account for share-based payment awards that will be settled in cash as liability-based awards. We measure share-based compensation expense of liability-based awards at fair value at each reporting date until the date of settlement based on the number of units expected to vest and, where applicable, the level of achievement of predefined performance goals. These awards are remeasured on each reporting date based on our stock price and the Monte Carlo simulation model. A Monte Carlo simulation requires the use of several assumptions, including historical volatility and correlation between our stock price and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term. We account for share-based awards that will be settled in shares of our common stock as equity-based awards. We measure share-based compensation expense of equity-based awards at fair value on the grant date on a straight-line basis over the vesting period. The estimated number of units to be achieved is updated each reporting period based on the number of units expected to vest and, where applicable, the level of achievement of predefined performance goals, until the date of settlement. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes stock option pricing model. The Black-Scholes model requires the use of several assumptions, including expected volatility, a risk-free interest rate, a forfeiture rate, and expected life. We measure share-based compensation for performance-based options on a straight-line basis over the performance period and the underlying shares expected to be settled are adjusted each reporting period based on estimated future achievement of the respective performance metrics. Service-based options are recognized on a straight-line basis over the requisite service period on a graded-vesting schedule. Refer to Note 3 – Share-Based Compensation of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K) for further information.

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

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Overview and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K) for further information.

Non-GAAP Measures

In addition to disclosing financial results that are determined in accordance with United States generally accepted accounting principles (“GAAP”), we also disclose the following non-GAAP financial measures: Segment operating income (loss), organic revenue, and organic segment operating income (loss) (collectively, the “Non-GAAP Measures”). Our use of Non-GAAP Measures is supplemental to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP. As not all companies use identical calculations, our Non-GAAP Measures may not be comparable to similarly titled measures used by other companies. We believe that our use of Non-GAAP Measures provides useful information to investors regarding our results of operations for trending, analyzing, and benchmarking our performance and the value of our business.

•
“Segment operating income (loss)” is net income (loss) attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment charges, and the reduction for income (loss) attributable to noncontrolling interests. Segment operating income (loss) is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2021 Form 10-K) for a reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes.
•
“Organic revenue” and “organic segment operating income (loss)” are revenue and segment operating income (loss) (as defined above), respectively, without the impact of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods. The impact of exchange rate variances is calculated as the difference between current period activity translated at the current period’s exchange rates and the comparable prior period’s exchange rates. We believe the presentation of “organic” results permits investors to better understand our performance without the effects of exchange rate variances or acquisitions and to facilitate period-to-period comparisons and analysis of our operating performance. Refer to “Analysis of Revenue and Operating Results by Reportable Segment” of this MD&A for reconciliations of organic revenue and organic segment operating income (loss) to the most directly comparable GAAP measures.

We believe non-GAAP Measures are useful operating metrics as they eliminate potential variations arising from taxes, debt service costs, impairment charges, restructuring charges, the reduction of income (loss) attributable to non-controlling interests, and the effects of discontinued operations, resulting in additional measures considered to be indicative of our ongoing operations and segment performance. Although we use Non-GAAP Measures to assess the performance of our business, the use of these measures is limited because these measures do not consider material costs, expenses, and other items necessary to operate our business. These items include debt service costs, expenses related to United States federal, state, local and foreign income taxes, impairment and restructuring charges, and the effects of discontinued operations, and amounts attributable to noncontrolling interests. As the Non-GAAP Measures do not consider these items, net income (loss) attributable to Viad should be considered as an important measure of financial performance because it provides a more complete measure of our performance.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $16.2 million as of December 31, 2021 and $16.7 million as of December 31, 2020. We recorded unrealized foreign currency translation gains in other comprehensive income (loss) of $0.5 million during the year ended December 31, 2021 and $7.1 million during the year ended December 31, 2020.

For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating income (loss) of our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our net earnings exposure arising from the translation of our foreign revenue and segment operating income (loss). Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Foreign Exchange Rate Variances” (Part II, Item 7 of this 2021 Form 10-K) for a further discussion.

A hypothetical change of 10% in the Canadian dollar exchange rate would result in a change to 2021 operating loss of approximately $0.3 million. A hypothetical change of 10% in the British pound exchange rate would result in a change to 2021 operating loss of approximately $0.6 million. A hypothetical change of 10% in the Euro exchange rate would result in a change to 2021 operating loss of approximately $0.1 million.

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions and loans denominated in currencies other than the functional currency of the respective subsidiary. As of December 31, 2021 and 2020, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. A hypothetical change of 10% in interest rates would result in a change to 2021 interest expense of approximately $3 million.

We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 8. Financial Statements and Supplementary Data

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$61,600	$39,545
Accounts receivable, net of allowances for doubtful accounts of $1,808 and $5,310, respectively	91,966	17,837
Inventories	8,581	8,727
Current contract costs	11,105	7,923
Prepaid insurance	10,284	4,297
Other current assets	14,080	12,928
Total current assets	197,616	91,257
Property and equipment, net	549,108	492,154
Other investments and assets	16,718	15,492
Operating lease right-of-use assets	95,915	82,739
Deferred income taxes	1,006	563
Goodwill	112,078	99,847
Other intangible assets, net	65,189	71,172
Total Assets	$1,037,630	$853,224
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$69,657	$21,037
Contract liabilities	39,141	18,595
Accrued compensation	12,788	7,030
Operating lease obligations	12,451	15,697
Other current liabilities	28,289	27,039
Current portion of debt and finance obligations	12,800	8,335
Total current liabilities	175,126	97,733
Long-term debt and finance obligations	446,580	285,356
Pension and postretirement benefits	23,692	27,264
Long-term operating lease obligations	93,406	70,150
Other deferred items and liabilities	68,953	64,628
Total liabilities	807,757	545,131
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 141,827 and 135,000 shares issued and outstanding, respectively	132,591	128,769
Redeemable noncontrolling interest	5,444	5,225
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	566,741	568,100
Accumulated deficit	(349,720)	(253,164)
Accumulated other comprehensive loss	(27,429)	(30,641)
Common stock in treasury, at cost, 4,381,606 and 4,475,489 shares, respectively	(220,712)	(225,742)
Total Viad stockholders’ equity	6,282	95,955
Non-redeemable noncontrolling interest	85,556	78,144
Total stockholders’ equity	91,838	174,099
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,037,630	$853,224

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Revenue:
Services	$401,142	$351,528	$1,101,534
Products	106,198	63,907	201,202
Total revenue	507,340	415,435	1,302,736
Costs and expenses:
Costs of services	440,383	457,827	1,031,187
Costs of products	113,889	73,783	181,380
Business interruption gain	—	—	(141)
Corporate activities	11,689	8,687	10,865
Interest income	(116)	(377)	(369)
Interest expense	28,440	18,264	14,199
Multi-employer pension plan withdrawal	57	462	15,693
Other expense, net	2,013	1,132	1,586
Restructuring charges	6,066	13,440	8,380
Legal settlement	—	—	8,500
Impairment charges	—	203,076	5,346
Total costs and expenses	602,421	776,294	1,276,626
Income (loss) from continuing operations before income taxes	(95,081)	(360,859)	26,110
Income tax expense (benefit)	(1,788)	14,246	2,506
Income (loss) from continuing operations	(93,293)	(375,105)	23,604
Income (loss) from discontinued operations	558	(1,847)	(81)
Net income (loss)	(92,735)	(376,952)	23,523
Net (income) loss attributable to non-redeemable noncontrolling interest	(1,686)	1,376	(2,309)
Net loss attributable to redeemable noncontrolling interest	1,766	1,482	821
Net income (loss) attributable to Viad	$(92,655)	$(374,094)	$22,035
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(5.04)	$(18.55)	$1.02
Discontinued operations attributable to Viad common stockholders	0.03	(0.09)	—
Net income (loss) attributable to Viad common stockholders	$(5.01)	$(18.64)	$1.02
Weighted-average outstanding and potentially dilutive common shares	20,411	20,279	20,284
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(5.04)	$(18.55)	$1.02
Discontinued operations attributable to Viad common stockholders	0.03	(0.09)	—
Net income (loss) attributable to Viad common stockholders	$(5.01)	$(18.64)	$1.02
Weighted-average outstanding common shares	20,411	20,279	20,146
Dividends declared per common share	$—	$0.10	$0.40
Amounts attributable to Viad
Income (loss) from continuing operations	$(93,213)	$(372,247)	$22,116
Income (loss) from discontinued operations	558	(1,847)	(81)
Net income (loss)	$(92,655)	$(374,094)	$22,035

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income (loss)	$(92,735)	$(376,952)	$23,523
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	524	7,113	12,533
Change in net actuarial loss, net of tax effects of $210, $(55), and $(44)	2,712	(1,955)	(116)
Change in prior service cost, net of tax effects of $0, $(46), and $(48)	(24)	(100)	(141)
Comprehensive income (loss)	(89,523)	(371,894)	35,799
Non-redeemable noncontrolling interest:
Comprehensive (income) loss attributable to non-redeemable noncontrolling interest	(1,686)	1,376	(2,309)
Unrealized foreign currency translation adjustments	127	1,315	1,080
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	1,766	1,482	821
Comprehensive income (loss) attributable to Viad	$(89,316)	$(367,721)	$35,391

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

										Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Retained Earnings (Deficit)	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2018	$37,402	$575,339	$109,032	$199	$(47,975)	$(237,790)	$436,207	$14,348	$450,555	$5,909	$—
Net income	—	—	22,035	—	—	—	22,035	2,309	24,344	(821)	—
Dividends on common stock ($0.40 per share)	—	—	(8,094)	—	—	—	(8,094)	—	(8,094)	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(407)	(407)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(3,046)	(3,046)	—	(3,046)	—	—
Employee benefit plans	—	(3,659)	—	—	—	9,189	5,530	—	5,530	—	—
Share-based compensation - equity awards	—	2,755	—	—	—	—	2,755	—	2,755	—	—
Unrealized foreign currency translation adjustment	—	—	—	—	12,533	—	12,533	1,080	13,613	(234)	—
Amortization of net actuarial loss, net of tax	—	—	—	—	(116)	—	(116)	—	(116)	—	—
Amortization of prior service cost, net of tax	—	—	—	—	(141)	—	(141)	—	(141)	—	—
Acquisitions	—	—	—	—	—	—	—	62,401	62,401	—	—
Other, net	—	38	(2)	(199)	—	(2)	(165)	—	(165)	1,318	—
Balance, December 31, 2019	$37,402	$574,473	$122,971	$—	$(35,699)	$(231,649)	$467,498	$79,731	$547,229	$6,172	$—
Net loss	—	—	(374,094)	—	—	—	(374,094)	(1,376)	(375,470)	(1,482)	—
Dividends on common stock ($0.10 per share)	—	—	(2,038)	—	—	—	(2,038)	—	(2,038)	—	—
Issuance of Series A convertible preferred stock	—	—	—	—	—	—	—	—	—	—	125,763
Dividends on convertible preferred stock	—	(3,006)	—	—	—	—	(3,006)	—	(3,006)	—	3,006
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,526)	(1,526)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(1,688)	(1,688)	—	(1,688)	—	—
Common stock purchased for treasury	—	—	—	—	—	(2,785)	(2,785)	—	(2,785)	—	—
Employee benefit plans	—	(7,901)	—	—	—	10,380	2,479	—	2,479	—	—
Share-based compensation - equity awards	—	4,444	—	—	—	—	4,444	—	4,444	—	—
Unrealized foreign currency translation adjustment	—	—	—	—	7,113	—	7,113	1,315	8,428	(390)	—
Amortization of net actuarial loss, net of tax	—	—	—	—	(1,955)	—	(1,955)	—	(1,955)	—	—
Amortization of prior service cost, net of tax	—	—	—	—	(100)	—	(100)	—	(100)	—	—
Other, net	—	90	(3)	—	—	—	87	—	87	925	—
Balance, December 31, 2020	$37,402	$568,100	$(253,164)	$—	$(30,641)	$(225,742)	$95,955	$78,144	$174,099	$5,225	$128,769
Net income (loss)	—	—	(92,655)	—	—	—	(92,655)	1,686	(90,969)	(1,766)	—
Dividends on convertible preferred stock	—	(3,821)	(3,900)	—	—	—	(7,721)	—	(7,721)	—	3,821
Capital contributions (distributions) to (from) noncontrolling interest	—	—	—	—	—	—	—	(1,160)	(1,160)	341	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	—	(652)	(652)	—	(652)	—	—
Employee benefit plans	—	(4,456)	—	—	—	5,682	1,226	—	1,226	—	—
Share-based compensation - equity awards	—	7,562	—	—	—	—	7,562	—	7,562	—	—
Unrealized foreign currency translation adjustment	—	—	—	—	524	—	524	127	651	(153)	—
Amortization of net actuarial loss, net of tax	—	—	—	—	2,712	—	2,712	—	2,712
Amortization of prior service cost, net of tax	—	—	—	—	(24)	—	(24)	—	(24)	—	—
Acquisitions	—	—	—	—	—	—	—	6,759	6,759	—	—
Other, net	—	(644)	(1)	—	—	—	(645)	—	(645)	1,797	1
Balance, December 31, 2021	$37,402	$566,741	$(349,720)	$—	$(27,429)	$(220,712)	$6,282	$85,556	$91,838	$5,444	$132,591

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$(92,735)	$(376,952)	$23,523
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	53,750	56,565	58,964
Deferred income taxes	6,012	15,097	(10,398)
(Income) loss from discontinued operations	(558)	1,847	81
Restructuring charges	6,066	13,440	8,380
Legal settlement	—	—	8,500
Impairment charges	—	203,076	5,346
Gains on dispositions of property and other assets	(9,374)	(14,935)	(1,475)
Share-based compensation expense	7,727	2,653	7,190
Multi-employer pension plan withdrawal	57	462	15,693
Other non-cash items, net	5,318	8,056	3,791
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(75,450)	106,082	(16,959)
Inventories	129	8,644	(328)
Current contract costs	(3,284)	16,279	(6,333)
Accounts payable	46,694	(88,251)	9,726
Restructuring liabilities	(5,923)	(7,427)	(6,047)
Accrued compensation	4,221	(26,375)	6,853
Contract liabilities	20,881	(31,585)	16,796
Income taxes payable	1,003	770	195
Other assets and liabilities, net	(2,386)	32,306	(15,359)
Net cash (used in) provided by operating activities	(37,852)	(80,248)	108,139
Cash flows from investing activities
Capital expenditures	(57,936)	(53,567)	(76,147)
Cash surrender value of life insurance policies	—	24,767	—
Cash paid for acquisitions, net	(8,227)	—	(90,992)
Proceeds from dispositions of property and other assets	14,360	22,027	1,583
Net cash used in investing activities	(51,803)	(6,773)	(165,556)
Cash flows from financing activities
Proceeds from borrowings	461,322	225,422	200,473
Payments on debt and finance obligations	(345,297)	(275,327)	(115,708)
Dividends paid on common stock	—	(4,064)	(8,094)
Dividends paid on preferred stock	(3,900)	—	—
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(843)	(1,526)	(407)
Payments of debt issuance costs	(1,767)	(1,585)	(39)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,626)	(1,688)	(3,046)
Common stock purchased for treasury	—	(2,785)	—
Proceeds from issuance of Convertible Series A Preferred Stock, net of issuance costs	—	125,763	—
Proceeds from exercise of stock options	—	2,077	293
Net cash provided by financing activities	107,889	66,287	73,472
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,098	701	1,050
Net change in cash, cash equivalents, and restricted cash	22,332	(20,033)	17,105
Cash, cash equivalents, and restricted cash, beginning of year	41,971	62,004	44,899
Cash, cash equivalents, and restricted cash, end of year	$64,303	$41,971	$62,004

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

Nature of Business

We are a leading global provider of extraordinary experiences, including hospitality and leisure activities, experiential marketing, and live events. We operate through two reportable business segments: Pursuit and GES:

Pursuit

Pursuit is a collection of inspiring and unforgettable travel experiences that includes recreational attractions, unique hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services. Pursuit comprises the Banff Jasper Collection, the Alaska Collection, the Glacier Park Collection, FlyOver, and Sky Lagoon.

GES

GES is a global, full-service provider for live, hybrid, and digital events that partners with brand marketers, exhibitors, and show organizers to create high-value events and experiences. GES offers a comprehensive range of event services, from the design and production of compelling, immersive live and digital experiences that engage audiences and build brand awareness, through to logistics, including material handling, rigging, electrical, and other on-site event services. In addition, GES offers clients a full suite of audio-visual services from creative and technology to content and design, along with registration, data analytics, engagement, and online tools powered by next generation technologies that help clients easily manage the complexities of their event.

Impact of COVID-19

Starting in mid-March 2020, the COVID-19 pandemic had a significant and negative impact on our operations and financial performance, with severe disruptions in live event and tourism activity. In response, we implemented aggressive cost reduction measures to preserve cash, including furloughs, layoffs, mandatory unpaid time off or salary reductions for all employees, and the reduction of discretionary spending. We also accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing GES’ more profitable market segments. In 2020, GES exited 21 leased facilities across its warehouse and office network and sold its San Diego area production warehouse. We also suspended future common stock dividend payments and share repurchases, and we availed ourselves of governmental assistance programs for wages and other expense relief. Additionally, in May and August 2020, we obtained waivers of the financial covenants under our then $450 million revolving credit facility (“the 2018 Credit Facility”), which we subsequently refinanced in July 2021 as discussed below, and we secured additional capital to strengthen our liquidity position by entering into an investment agreement with funds managed by private equity firm Crestview Partners who made an investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock. Refer to Note 15 – Common and Preferred Stock for further information.

During 2021, we continued to preserve cash and closely managed our costs as pandemic-related restrictions slowly eased. GES continued to reduce costs as part of its transformation and streamlining efforts. In 2021, GES sold its Orlando area production warehouse. GES continues to evaluate its physical presence and look for additional opportunities to improve its cost structure. In connection with the COVID-19 vaccination programs, we began to see signs of recovery in the travel and hospitality and live event sectors in mid-2021 as people started to feel more comfortable traveling and gathering in larger groups. Pursuit’s operations in the United States experienced strong visitation primarily from domestic travelers, while tourism in Canada and Iceland remained constrained by border closures and travel restrictions. Canada reopened its border with the United States in early August 2021 to fully vaccinated travelers and to travelers from other countries beginning in September 2021, which accelerated short-term bookings from travelers to our Pursuit operations in Canada. The live event markets also began to re-open in 2021 with smaller scale live events starting to take place during the first half of the year. During the second half of 2021, we began to see an acceleration in the recovery of in-person trade shows as event organizers began to schedule larger-scale face-to-face live events. However, as variants of COVID-19, including the predominant Delta and Omicron variants, became more widespread, we saw some cancellations of smaller events during the fourth quarter of 2021. For larger-scale in-person events that took place, the overall attendance was lower than pre-pandemic levels.

Effective July 30, 2021, we refinanced our 2018 Credit Facility, which was scheduled to mature on October 24, 2023, with a new $500 million senior secured credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for a $400 million term loan with a maturity date of July 30, 2028 (“Term Loan B”) and a $100 million revolving credit facility with a maturity date of July 30, 2026. The $400 million in Term Loan B proceeds were offset in part by $14.8 million in related fees. The proceeds from the Term Loan B were used to repay the $327 million outstanding balance under the 2018 Credit Facility. The $100 million revolving credit facility and the remaining proceeds from the Term Loan B will be used to provide for financial flexibility to fund future acquisitions and growth initiatives and for general corporate purposes. Refer to Note 12 – Debt and Finance Obligations for further information.

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

Reclassifications

During the first quarter of 2021, we changed our segment reporting as a result of operational changes and how our chief operating decision maker (“CODM”) reviews the financial performance of GES and makes decisions regarding the allocation of resources. As a result, we changed the presentation of certain items in GES’ disaggregation of revenue and reportable segments. Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities and Note 23 – Segment Information for additional information. We reclassified certain prior-year amounts to conform to current-period presentation. Such reclassifications had no impact on our results of operations or cash flows.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things: impairment testing of recorded goodwill and intangible assets and long-lived assets; allowances for uncollectible accounts receivable; sales reserve allowances; provisions for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; sublease income associated with restructuring liabilities; pension and postretirement benefit costs and obligations; share-based compensation costs; the discount rates used to value lease obligations; the redemption value of redeemable noncontrolling interests; and the allocation of purchase price of acquired businesses. Actual results could differ from these and other estimates.

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

Cash, cash equivalents, and restricted cash balances presented in the Consolidated Statements of Cash Flows consisted of the following:

	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$61,600	$39,545
Restricted cash included in other current assets	2,703	2,426
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$64,303	$41,971

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

Our operating and finance leases are primarily facility, equipment, and land leases. Our facility leases comprise mainly manufacturing facilities, sales and design facilities, offices, storage and/or warehouses, and truck marshaling yards for our GES business. These facility leases generally have lease terms ranging up to 24 years. Our equipment leases comprise mainly vehicles, hardware, and office equipment, each with various lease terms. Our land leases comprise mainly leases in Canada and Iceland on which our Pursuit hotels or attractions are located and have lease terms ranging up to 46 years.

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

We are also a lessor to third party tenants who either lease certain portions of facilities that we own or sublease certain portions of facilities that we lease. We record lease income from owned facilities as rental income and we record sublease income from leased facilities as an offset to lease expense in the Consolidated Statements of Operations. We classify all of our leases for which we are the lessor as operating leases.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 12 – Debt and Finance Obligations for the estimated fair value of debt obligations.

Convertible Preferred Stock

We record shares of convertible preferred stock based on proceeds received net of costs on the date of issuance. Redeemable preferred stock (including preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as mezzanine equity and is reported between liabilities and stockholders’ equity in the Consolidated Balance Sheets.

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

We consider noncontrolling interests with redemption features that are not solely within our control to be redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 56.4% equity ownership interest in Esja Attractions ehf. (“Esja”), which owns the FlyOver Iceland attraction. The Esja shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered mezzanine equity and we report it between liabilities and stockholders’ equity in the Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to retained earnings (deficit) and is included in our income (loss) per share. Refer to Note 22 – Noncontrolling Interests – Redeemable and Non-redeemable for additional information.

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

Share-Based Compensation

Share-based compensation costs related to all share-based payment awards are recognized and measured using the fair value method of accounting. These awards generally include restricted stock awards, restricted stock units, performance-based restricted stock units (“PRSUs”), and stock options, and contain forfeiture and non-compete provisions. We issue share-based payment awards from shares held in treasury. Future vesting is generally subject to continued employment. Holders of share-based awards have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge, or otherwise encumber the stock, except to the extent restrictions have lapsed and in accordance with our stock trading policy.

We account for share-based payment awards that will be settled in cash as liability-based awards, which includes PRSUs and restricted stock units. We measure share-based compensation expense of liability-based awards at fair value at each reporting date until the date of settlement based on the number of units expected to vest and, where applicable, the level of achievement of predefined performance goals. These awards are remeasured on each reporting date based on our stock price and the Monte Carlo simulation model. A Monte Carlo simulation requires the use of several assumptions, including historical volatility and correlation between our stock price and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term. Share-based compensation expense related to liability-based awards is recognized ratably over the requisite service period of approximately three years.

We account for share-based awards that will be settled in shares of our common stock as equity-based awards, which include PRSUs, restricted stock units, and restricted stock awards. We measure share-based compensation expense of equity-based awards at fair value on the grant date on a straight-line basis over the vesting period. The estimated number of shares to be achieved is updated each reporting period based on the number of units expected to vest and, where applicable, the level of achievement of predefined performance goals, until the date of settlement. Share-based compensation expense related to equity-based awards is recognized ratably over the requisite service period ranging from one to three years.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes stock option pricing model. We grant non-qualified stock options that are performance-based and service-based. The performance-based awards are recognized on a straight-line basis over the performance period ranging up to 3.4 years, and the underlying shares expected to be settled are adjusted each reporting period based on estimated future achievement of the respective performance metrics. The service-based awards are recognized on a straight-line basis over the requisite service period on a graded-vesting schedule ranging from one to three years. The exercise price of stock options is based on the market value of our common stock at the date of grant.

Common Stock in Treasury

Common stock purchased for treasury is recorded at historical cost. Subsequent share reissuances are primarily related to share-based compensation programs and recorded at weighted-average cost.

Income (Loss) Per Common Share

Diluted income (loss) per common share is calculated using the more dilutive of the two-class method or as-converted method. The two-class method uses net income (loss) available to common stockholders and assumes conversion of all potential shares other than the participating securities. The as-converted method uses net income (loss) available to common shareholders and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. We apply the two-class method in calculating income (loss) per common share as unvested share-based payment awards that contain nonforfeitable rights to dividends and preferred stock are considered participating securities. Accordingly, such securities are included in the earnings allocation in calculating income (loss) per share. The adjustment to the carrying value of the redeemable noncontrolling interest is reflected in income (loss) per common share.

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

		1/1/2022	We do not expect this new guidance will have a material impact on our consolidated financial statements.
2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

Amendment relates to the application of Topic 805, Business Combinations, to contracts with a customer acquired in a business combination after the acquirer has adopted Topic 606. ASU 2021-08 requires contract assets and contract liabilities to be accounted for as if they (the acquirer) entered into the original contract at the same time and same date as the acquiree.

1/1/2023

We are currently evaluating the potential impact of the adoption of this new guidance on our consolidated financial statements. We do not expect this new guidance will have a material impact on our consolidated financial statements.

ASU 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance

Amendment improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements.

12/31/2022

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

Contract Liabilities

Pursuit and GES typically receive customer deposits prior to transferring the related product or service to the customer. We record these deposits as a contract liability, which are recognized as revenue upon satisfaction of the related contract performance obligation(s). GES also provides customer rebates and volume discounts to certain event organizers that we recognize as a reduction of revenue. We include these amounts in “Contract liabilities” and “Other deferred items and liabilities” in the Consolidated Balance Sheets.

Changes to contract liabilities are as follows:

(in thousands)
Balance at January 1, 2019	$50,796
Cash additions	154,057
Revenue recognized	(186,518)
Foreign exchange translation adjustment	283
Balance at December 31, 2020	18,618
Cash additions	147,814
Revenue recognized	(126,573)
Foreign exchange translation adjustment	(197)
Balance at December 31, 2021	$39,662

Contract Costs

GES capitalizes certain incremental costs incurred in obtaining and fulfilling contracts. Capitalized costs principally relate to direct costs of materials and services incurred in fulfilling services of future live events, and also include up-front incentives and commissions incurred upon contract signing. We expense costs associated with preliminary contract activities (i.e., proposal activities) as incurred. Capitalized contract costs are expensed upon the transfer of the related goods or services and are included in costs of services or costs of products, as applicable. We include the deferred incremental costs of obtaining and fulfilling contracts in “Current contract costs” and “Other investments and assets” in the Consolidated Balance Sheets.

Changes to contract costs are as follows:

(in thousands)
Balance at January 1, 2019	$28,496
Additions	19,517
Expenses	(25,381)
Cancelled	(11,482)
Foreign exchange translation adjustment	(315)
Balance at December 31, 2020	10,835
Additions	31,923
Expenses	(27,935)
Cancelled	(976)
Foreign exchange translation adjustment	(57)
Balance at December 31, 2021	$13,790

As of December 31, 2021, capitalized contract costs consisted of $0.5 million to obtain contracts and $13.3 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the years ended December 31, 2021 or 2020.

Disaggregation of Revenue

The following tables disaggregate Pursuit and GES revenue by major service and product lines, timing of revenue recognition, and markets served:

Pursuit

	Year Ended December 31,
(in thousands)	2021	2020	2019
Services:
Admissions	$61,166	$19,939	$85,371
Accommodations	61,156	29,800	60,672
Transportation	5,591	2,694	14,594
Travel planning and other	5,638	467	5,979
Intersegment eliminations	(627)	(317)	(1,686)
Total services revenue	132,924	52,583	164,930
Products:
Food and beverage	28,953	10,295	31,838
Retail operations	25,171	13,932	26,045
Total products revenue	54,124	24,227	57,883
Total revenue	$187,048	$76,810	$222,813

Timing of revenue recognition:
Services transferred over time	$132,924	$52,583	$164,930
Products transferred at a point in time	54,124	24,227	57,883
Total revenue	$187,048	$76,810	$222,813

Markets:
Banff Jasper Collection	$82,728	$46,913	$133,229
Alaska Collection	37,344	6,282	39,406
Glacier Park Collection	45,276	17,596	37,121
FlyOver	10,693	6,019	13,057
Sky Lagoon(1)	11,007	—	—
Total revenue	$187,048	$76,810	$222,813

(1)
We opened Pursuit’s Sky Lagoon attraction in Reykjavik, Iceland on April 30, 2021.

GES

During the first quarter of 2021, we changed GES’ presentation of certain items in the following disaggregation of revenue table to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. All prior periods have been reclassified to conform to this new reporting structure.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Service lines:
Exhibitions and Conferences	$200,846	$228,033	$692,128
Brand experiences	105,872	97,654	328,085
Venue services	13,574	12,938	59,710
Total revenue	$320,292	$338,625	$1,079,923

Timing of revenue recognition:
Services transferred over time	$268,218	$298,945	$936,604
Products transferred over time(1)	18,551	15,517	61,668
Products transferred at a point in time	33,523	24,163	81,651
Total revenue	$320,292	$338,625	$1,079,923

Geographical markets:
North America	$243,983	$288,921	$884,105
EMEA	82,242	53,384	216,559
Intersegment eliminations	(5,933)	(3,680)	(20,741)
Total revenue	$320,292	$338,625	$1,079,923

(1)
GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.
Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of December 31, 2021, there were 672,648 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation (income) expense:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Performance-based restricted stock units	$549	$(2,187)	$3,990
Restricted stock awards and restricted stock units	5,451	4,523	3,200
Stock options	1,727	317	—
Share-based compensation expense before income tax	7,727	2,653	7,190
Income tax benefit(1)	(82)	—	(2,241)
Share-based compensation expense, net of income tax	$7,645	$2,653	$4,949
(1)
The 2021 income tax benefit amount primarily reflects the tax benefit associated with our Canadian-based employees. There was no income tax benefit in 2020 associated with our employees in the United States and the United Kingdom due to a valuation allowance on our deferred tax assets within these jurisdictions. Refer to Note 17 – Income Taxes.

We recorded no share-based compensation expense through restructuring charges in 2021 or 2020, and $0.1 million in 2019. No share-based compensation costs were capitalized during 2021, 2020, or 2019.

Performance-based Restricted Stock Units

Performance-based restricted stock units (“PRSUs”) are tied to our stock price and the expected achievement of certain performance-based criteria. The vesting of PRSUs is based upon the achievement of the performance-based criteria over a three to four-year period. We account for PRSUs that will be settled in shares of our common stock as equity-based awards. We measure share-based compensation expense of equity-based awards at fair value on the grant date on a straight-line basis over the vesting period. The estimated number of units to be achieved is updated each reporting period.

We account for PRSUs that will be settled in cash as liability-based awards. We measure share-based compensation expense of liability-based awards at fair value at each reporting date until the date of settlement. Forfeitures are recorded when they occur.

During the year ended December 31, 2021, we granted PRSUs with a grant date fair value of $3.2 million, all of which are payable in shares.

In 2021, PRSUs granted in 2018 vested; however, as performance metrics were not achieved, no awards were paid in cash or in shares. In 2020, PRSUs granted in 2017 vested and we paid $2.6 million in cash. No PRSUs were paid in shares in 2020. In 2019, PRSUs granted in 2016 vested and we paid $5.6 million in cash and $3.4 million in shares. In 2019, we withheld 25,771 shares for $1.5 million related to tax withholding requirements on vested PRSUs paid in shares.

As of December 31, 2021, the unamortized cost of outstanding equity-based PRSUs was $2.5 million, which we expect to recognize over a weighted-average period of approximately 2.5 years. Liabilities related to liability-based PRSUs were $0.7 million as of December 31, 2021 and $0.8 million as of December 31, 2020.

The following table summarizes the activity of the outstanding PRSU awards:

	Equity-Based PRSUs		Liability-Based PRSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2020	61,208	$57.18	121,485	$56.34
Granted	101,785	$31.28	—	$—
Vested	—	$—	(42,698)	$51.96
Forfeited	(28,841)	$58.25	(1,041)	$56.90
Balance at December 31, 2021	134,152	$37.30	77,746	$57.13

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

As of December 31, 2021, the unamortized cost of outstanding equity-based restricted stock awards and restricted stock units was $6.3 million, which we expect to recognize over a weighted-average period of approximately 1.2 years. We repurchased 37,686 shares for $1.6 million during 2021, 42,185 shares for $1.7 million during 2020, and 24,995 shares for $1.5 million in 2019 related to tax withholding requirements on vested share-based awards.

Aggregate liabilities related to liability-based restricted stock units were $0.2 million as of both December 31, 2021 and December 31, 2020. In 2021, 3,174 restricted stock units vested, and we paid $0.1 million in cash. In 2020, 2,815 restricted stock units vested, and we paid $0.2 million in cash and $2.0 million in shares. In 2019, 9,250 restricted stock units vested, and we paid $0.6 million in cash and $0.2 million in shares.

The following table summarizes the activity of the outstanding restricted stock awards and restricted stock units:

	Equity-Based Restricted Stock Awards		Equity-Based Restricted Stock Units		Liability-Based Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2020	107,107	$53.23	151,261	$19.51	10,459	$51.91
Granted	22,560	$44.77	155,110	$43.24	—	$—
Vested	(50,596)	$49.92	(60,905)	$19.54	(3,174)	$52.24
Forfeited	(2,279)	$56.63	(6,278)	$25.09	(1,007)	$37.20
Balance at December 31, 2021	76,792	$52.83	239,188	$34.74	6,278	$55.93

Stock Options

We grant non-qualified stock options that are performance-based, as well as non-qualified stock options that are service-based. The performance-based awards are recognized on a straight-line basis over the performance period ranging from 1.4 to 3.4 years, and the underlying shares expected to be settled are adjusted each reporting period based on estimated future achievement of the respective performance metrics. The service-based awards are recognized on a straight-line basis over the requisite service period on a graded-vesting schedule ranging from one to three years.

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2020	204,150	$19.98
Granted	137,858	$44.80
Exercised	—	$—
Forfeited	(30,000)	$19.30
Options outstanding at December 31, 2021	312,008	$31.01	$3,952,701
Options exercisable at December 31, 2021	27,075	$21.85	$566,951
(1)
The aggregate intrinsic value of stock options outstanding represents the difference between our closing stock price at the end of the reporting period and the exercise price, multiplied by the number of in-the-money stock options.

The following table summarizes stock options outstanding and exercisable as of December 31, 2021:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$19.30	120,000	7.00	$19.30	—	$—
$21.85	54,150	5.65	$21.85	27,075	$21.85
$44.80	137,858	6.15	$44.80	—	$—
$19.30 - $44.80	312,008	6.39	$31.01	27,075	$21.85

The fair value of stock options granted in 2021 was estimated on the date of grant using the Black-Scholes stock option pricing model.

Following is additional information on stock options granted during 2021 and the underlying assumptions used in assessing fair value:

Year Ended
December 31, 2021
Assumptions used to estimate fair value of stock options granted:
Risk-free interest rate	0.5%
Expected term (in years)	4.5
Expected volatility	55.8%
Expected dividend yield	—
Weighted average grant-date fair value per share of options granted	$20.26

As of December 31, 2021 and 2020, the total unrecognized compensation cost related to non-vested stock option awards was $1.4 million. We expect to recognize such costs over a weighted-average period of approximately 1.5 years.

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

The fair value of net assets acquired as of the acquisition date included $2.2 million U.S. dollars in property and equipment and $6.8 million U.S. dollars in noncontrolling interest. Under the acquisition method of accounting, the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired of $11.8 million U.S. dollars was recorded as “Goodwill.” Goodwill is included in the Pursuit business group. The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to future growth opportunities when combined with our other businesses. Goodwill is not deductible for tax purposes. We included these assets in the Consolidated Balance Sheets from the date of acquisition.

Transaction costs associated with the acquisition were $0.4 million U.S. dollars during 2021, which are included in “Costs of services” in the Consolidated Statements of Operations.

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

Sky Lagoon Attraction

On July 25, 2019, we announced plans for Sky Lagoon in Reykjavik, Iceland. We acquired a 51% controlling interest for $13.2 million in the new entity that manages Sky Lagoon, which we operate in partnership with Geothermal Lagoon ehf., the Icelandic entity that owns the lagoon assets. The noncontrolling interest’s carrying value was determined by the fair value of the noncontrolling interest as of the acquisition date and the noncontrolling interest’s share of the subsequent net income or loss. The amortization of the resulting operating contract intangible is not deductible for tax purposes. We opened Sky Lagoon in April 2021.

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the completion of the Mountain Park Lodges acquisition was on January 1, 2019. We do not consider Sky Lagoon, the Belton Chalet, or the Golden Skybridge significant acquisitions and accordingly, they are not included in the following pro forma results of operations:

(in thousands, except per share data)	Year Ended December 31, 2019
Revenue	$1,310,997
Depreciation and amortization	$61,597
Income from continuing operations	$22,195
Net income attributable to Viad	$21,337
Diluted income per share	$0.99
Basic income per share	$0.99

Note 5. Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2021	2020
Raw materials	$2,350	$3,362
Finished goods	6,231	5,365
Inventories	$8,581	$8,727

Note 6. Other Current Assets

Other current assets consisted of the following:

	December 31,
(in thousands)	2021	2020
Prepaid software maintenance	$4,154	$3,058
Restricted cash	2,703	2,426
Income tax receivable	1,901	337
Prepaid vendor payments	1,604	1,835
Prepaid taxes	456	345
Prepaid other	1,165	1,296
Other	2,097	3,631
Other current assets	$14,080	$12,928

Note 7. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,
(in thousands)	2021	2020
Land and land interests(1)	$30,532	$32,849
Buildings and leasehold improvements	407,930	386,751
Equipment and other	413,684	401,288
Gross property and equipment	852,146	820,888
Accumulated depreciation	(364,060)	(352,100)
Property and equipment, net (excluding finance leases)	488,086	468,788
Finance lease ROU assets, net(2)	61,022	23,366
Property and equipment, net	$549,108	$492,154
(1)
Land and land interests include certain leasehold interests in land within Pursuit for which we are considered to have perpetual use rights. The carrying amount of these leasehold interests was $8.4 million as of December 31, 2021 and $8.3 million as of December 31, 2020. These land interests are not subject to amortization.
(2)
The increase in finance lease ROU assets, net is primarily due to the commencement of Pursuit’s Sky Lagoon attraction in Iceland during 2021.

Depreciation expense was $43.7 million during 2021, $46.5 million during 2020, and $45.6 million during 2019.

Property and equipment purchased through accounts payable and accrued liabilities increased $2.3 million during 2021, decreased $6.9 million during 2020, and increased $4.2 million during 2019.

We recorded fixed asset impairment charges of $1.6 million during 2020 primarily related to capitalized software and $3.8 million to equipment during 2019 primarily related to our audio-visual production business in the United Kingdom.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	December 31,
(in thousands)	2021	2020
Self-insured liability receivable	$6,847	$6,358
Other mutual funds	4,057	3,457
Contract costs	2,685	2,912
Other	3,129	2,765
Other investments and assets	$16,718	$15,492

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	GES	Pursuit	Total
Balance at December 31, 2019	$186,105	$101,878	$287,983
Goodwill impairment	(184,031)	(1,758)	(185,789)
Foreign currency translation adjustments	(2,074)	1,659	(415)
Other	—	(1,932)	(1,932)
Balance at December 31, 2020	—	99,847	99,847
Business acquisition	—	11,776	11,776
Foreign currency translation adjustments	—	455	455
Balance at December 31, 2021	$—	$112,078	$112,078

The following table summarizes the remaining goodwill by reporting unit:

	December 31,
(in thousands)	2021	2020
Pursuit:
Banff Jasper Collection	$66,898	$54,856
Alaska Collection	3,184	3,184
FlyOver	41,996	41,807
Total Goodwill	$112,078	$99,847

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

We recorded non-cash goodwill impairment charges of $185.8 million during 2020 primarily related to the write-off of all of GES’ goodwill due to the deteriorating macroeconomic environment related to the COVID-19 pandemic. Our remaining goodwill balance as of December 31, 2021 of $112.1 million pertains to our Pursuit business. Although certain of Pursuit’s reporting units continue to operate at a loss due to the COVID-19 pandemic, we did not record any impairment charges during 2021 as there were no significant changes to our outlook for the future years and the risk profile of the reporting units had not changed.

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

Our accumulated goodwill impairment was $415.5 million as of December 31, 2021 and 2020.

Other intangible assets consisted of the following:

		December 31, 2021			December 31, 2020
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	6.1	$36,848	$(28,372)	$8,476	$38,214	$(26,288)	$11,926
Operating contracts and licenses	35.7	40,927	(2,660)	38,267	42,012	(2,405)	39,607
In-place lease	13.1	15,464	(1,084)	14,380	15,347	(656)	14,691
Tradenames	4.4	5,626	(2,819)	2,807	5,940	(2,435)	3,505
Non-compete agreements	--	—	—	—	770	(616)	154
Other	6.2	824	(139)	685	818	(102)	716
Total amortized intangible assets		99,689	(35,074)	64,615	103,101	(32,502)	70,599
Indefinite-lived intangible assets:
Business licenses		574	—	574	573	—	573
Other intangible assets		$100,263	$(35,074)	$65,189	$103,674	$(32,502)	$71,172

Intangible asset amortization expense was $5.8 million during 2021, $6.4 million during 2020, and $10.6 million during 2019. We recorded a non-cash impairment charge to intangible assets of $15.7 million during 2020 related our United States audio-visual production business and $1.5 million during 2019 related to our United Kingdom audio-visual production business. The duration and impact of COVID-19 may result in additional future impairment charges as facts and circumstances evolve.

At December 31, 2021, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
2022	$5,121
2023	4,462
2024	3,505
2025	2,210
2026	2,181
Thereafter	47,136
Total	$64,615

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Continuing operations:
Self-insured liability	$4,815	$5,715
Accrued employee benefit costs	4,164	2,363
Commissions payable	4,119	903
Accrued sales and use taxes	3,428	1,547
Accrued professional fees	1,671	1,691
Current portion of pension and postretirement liabilities	1,637	1,805
Accommodation services deposits	892	304
Accrued restructuring	864	2,479
Accrued interest payable	228	3,042
Other taxes	1,042	1,872
Other	4,963	4,819
Total continuing operations	27,823	26,540
Discontinued operations:
Self-insured liability	312	347
Environmental remediation liabilities	60	61
Other	94	91
Total discontinued operations	466	499
Total other current liabilities	$28,289	$27,039

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Continuing operations:
Foreign deferred tax liability	$27,748	$21,336
Multi-employer pension plan withdrawal liability	14,260	15,864
Self-insured excess liability	6,847	6,358
Accrued compensation	5,696	5,821
Self-insured liability	5,119	6,662
Accrued restructuring	2,571	2,751
Other	2,758	1,479
Total continuing operations	64,999	60,271
Discontinued operations:
Environmental remediation liabilities	2,168	2,179
Self-insured liability	1,535	1,639
Other	251	539
Total discontinued operations	3,954	4,357
Total other deferred items and liabilities	$68,953	$64,628

Note 12. Debt and Finance Obligations

The components of debt and finance obligations consisted of the following:

	December 31,
(in thousands, except interest rates)	2021	2020
2021 Credit Facility, 5.5% weighted-average interest rate at December 31, 2021, due through 2028(1)	$399,000	$—
2018 Credit Facility, 4.5% weighted-average interest rate at December 31, 2020(1)	—	266,762
FlyOver Iceland Credit Facility, 4.9% weighted-average interest rate at December 31, 2021 and 2020, due through 2025(1)	5,566	5,820
FlyOver Iceland Term Loans, 3.8% weighted-average interest rate at December 31, 2021 and 2020, due through 2024(1)	689	705
Less unamortized debt issuance costs	(14,804)	(2,737)
Total debt	390,451	270,550
Finance lease obligations, 9.1% weighted-average interest rate at December 31, 2021 and 8.0% at December 31, 2020, due through 2067(2)	63,401	23,141
Financing arrangements	5,528	—
Total debt and finance obligations(3)(4)	459,380	293,691
Current portion	(12,800)	(8,335)
Long-term debt and finance obligations	$446,580	$285,356
(1)
Represents the weighted-average interest rate in effect at the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.
(2)
The increase in finance lease obligations is primarily due to the commencement of Pursuit’s Sky Lagoon attraction in Iceland during 2021, which has a 46-year lease term.
(3)
The weighted-average interest rate on total debt (including unamortized debt issuance costs and commitment fees) was 6.4% for 2021, 4.6% for 2020 and 4.2% for 2019. The estimated fair value of total debt and finance leases was $328.9 million as of December 31, 2021 and $254.0 million as of December 31, 2020. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.
(4)
Cash paid for interest on debt was $25.9 million during 2021, $14.0 million during 2020, and $11.9 million during 2019.

2021 Credit Facility

Effective July 30, 2021, we refinanced the 2018 Credit Facility, which was scheduled to mature on October 24, 2023, with the new $500 million 2021 Credit Facility. The 2021 Credit Facility provides for a $400 million Term Loan B with a maturity date of July 30, 2028 and a $100 million revolving credit facility with a maturity date of July 30, 2026. The proceeds will be used to provide for financial flexibility to fund future acquisitions and growth initiatives and for general corporate purposes.

Term Loan B

The $400 million Term Loan B proceeds were offset in part by $14.8 million in related fees. The proceeds from the Term Loan B were used to repay the $327 million outstanding balance under the 2018 Credit Facility. Interest rate on the Term Loan B is London Interbank Offered Rate (“LIBOR”) plus 5.00%, with a LIBOR floor of 0.50%. There are no financial covenants under the Term Loan B.

Revolving Credit Facility

The following are significant terms under the revolving credit facility:

•
Maintain minimum liquidity of $75 million through the earlier of (i) June 30, 2022 or (ii) the first fiscal quarter we are in compliance with the financial covenants, with liquidity defined as unrestricted cash and available capacity on our revolving credit facility;
•
Financial covenants will first be tested as of September 30, 2022 as described below:
o
Maintain a total net leverage ratio of not greater than 4.50 to 1.00 with a step-down to 4.00 to 1.00 on or after December 31, 2022 and a step-up of 0.5x for four quarters for any material acquisition; and
o
Maintain an interest coverage ratio of not less than 2.00 to 1.00, with a step-up to 2.50 to 1.00 on or after December 31, 2022;
•
Interest rate during minimum liquidity period is LIBOR plus 3.50% and a 0.50% commitment fee; and
•
Interest rates during the leverage test period are based on the net leverage ratio and range from LIBOR plus 2.50% with an undrawn fee of 0.30% to LIBOR plus 3.50% with an undrawn fee of 0.50%.

As of December 31, 2021, capacity remaining under the 2021 Credit Facility was $87.4 million, reflecting the $100 million revolving credit facility less $12.6 million in outstanding letters of credit.

2018 Credit Agreement

Effective October 24, 2018, we entered into the 2018 Credit Agreement. The 2018 Credit Agreement provided for a $450 million revolving credit facility. The 2018 Credit Facility was repaid in July 2021 from the proceeds of the 2021 Credit Facility.

As a result of the refinance and the repayment of the 2018 Credit Facility, we recorded $2.1 million of interest expense related to the write-off of unamortized debt issuance costs during 2021.

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

Due to the continued impact of the COVID-19 pandemic, we entered into another addendum effective December 1, 2021 wherein the principal payments were deferred for twelve months beginning December 1, 2021, with the first payment due December 1, 2022. The addendum extended the maturity date to March 1, 2025 and provided for a semi-annual waiver of certain covenants through June 30, 2022 with the first testing date as of December 31, 2022. Conditions to the amendment included securing additional capital of ISK 75.0 million (approximately $0.6 million) in January 2022, which was completed, in order to strengthen FlyOver Iceland’s liquidity position. There were no other changes to the terms of the FlyOver Iceland Credit Facility.

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

Financing arrangements

We have insurance premium financing arrangements in order to finance certain of our insurance premium payments. The financing arrangements are payable within the next 12 months and bear a weighted average interest rate of 3.64%.

Future maturities

Aggregate annual maturities of long-term debt (excluding finance payments) as of December 31, 2021 are as follows:

(in thousands)	Credit Facilities
Year ending December 31,
2022	$4,344
2023	5,621
2024	5,188
2025	5,083
2026	5,083
Thereafter	379,936
Total	$405,255

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$11,003	$11,003	$—	$—
Other mutual funds(2)	4,057	4,057	—	—
Total assets at fair value on a recurring basis	$15,060	$15,060	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$2	$2	$—	$—
Other mutual funds(2)	3,457	3,457	—	—
Total assets at fair value on a recurring basis	$3,459	$3,459	$—	$—

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

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term nature of these instruments. Refer to Note 12 – Debt and Finance Obligations for the estimated fair value of debt obligations.

Note 14. Income (Loss) Per Share

The components of basic and diluted income (loss) per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net income (loss) attributable to Viad (diluted)	$(92,655)	$(374,094)	$22,035
Less: Allocation to participating securities	—	—	(147)
Convertible preferred stock dividends paid in cash	(3,900)	—	—
Convertible preferred stock dividends paid in kind	(3,821)	(3,006)	—
Adjustment to the redemption value of redeemable noncontrolling interest	(1,797)	(926)	(1,318)
Net income (loss) allocated to Viad common stockholders (basic)	$(102,173)	$(378,026)	$20,570
Add: Allocation to participating securities	—	—	—
Net income (loss) allocated to Viad common stockholders (diluted)	$(102,173)	$(378,026)	$20,570

Basic weighted-average outstanding common shares	20,411	20,279	20,146
Additional dilutive shares related to share-based compensation	—	—	138
Diluted weighted-average outstanding shares	20,411	20,279	20,284
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$(5.01)	$(18.64)	$1.02
Diluted income (loss) attributable to Viad common stockholders(1)	$(5.01)	$(18.64)	$1.02

(1)
Diluted loss per share amount cannot exceed basic loss per share.

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Convertible preferred stock	6,674	6,406	—
Unvested restricted share-based awards	176	115	8
Unvested performance share-based awards	32	—	—
Stock options	194	24	—

Note 15. Common and Preferred Stock

Preferred Stock

We authorized two million shares of Junior Participating Preferred Stock, none of which was outstanding on December 31, 2021 and five million shares of Preferred Stock of which 141,827 shares are outstanding.

Convertible Series A Preferred Stock

On August 5, 2020, we entered into an Investment Agreement with funds managed by private equity firm Crestview Partners, relating to the issuance of 135,000 shares of newly issued Convertible Series A Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $135 million or $1,000 per share. The $135 million issuance was offset in part by $9.2 million of expenses related to the capital raise. We have classified the convertible preferred stock as mezzanine equity in the Consolidated Balance Sheet due to the existence of certain change in control provisions that are not solely within our control.

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the year ended December 31, 2021, $7.7 million of dividends were deemed declared of which $3.8 million was paid in-kind during the first and second quarters of 2021 and $3.9 million was paid in cash during the third and fourth quarters of 2021. We intend to pay preferred stock dividends in cash for the foreseeable future.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future. Prior to the suspension, we had repurchased 53,784 shares on the open market for $2.8 million in 2020. No shares were repurchased on the open market during 2019. As of December 31, 2021, 546,283 shares remain available for repurchase. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(23,799)	$(11,900)	$(35,699)
Other comprehensive income (loss) before reclassifications	7,113	(27)	7,086
Amounts reclassified from AOCI, net of tax	—	(2,028)	(2,028)
Net other comprehensive income (loss)	7,113	(2,055)	5,058
Balance at December 31, 2020	$(16,686)	$(13,955)	$(30,641)
Other comprehensive income (loss) before reclassifications	524	30	554
Amounts reclassified from AOCI, net of tax	—	2,658	2,658
Net other comprehensive income (loss)	524	2,688	3,212
Balance at December 31, 2021	$(16,162)	$(11,267)	$(27,429)

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

Note 17. Income Taxes

We record current income tax expense for the amounts that we expect to report and pay on our income tax returns and deferred income tax expense for the change in the deferred tax assets and liabilities. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) that significantly changed United States tax law. One part of this Tax Act required us to pay a deemed repatriation tax of $5.2 million on our cumulative foreign earnings and profit. After application of tax payments and credits, $1.0 million of the liability remains outstanding as of December 31, 2021 and is due in 2024.

Income from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Foreign	$(17,750)	$(95,919)	$49,171
United States	(77,331)	(264,940)	(23,061)
Income (loss) from continuing operations before income taxes	$(95,081)	$(360,859)	$26,110

Significant components of the income tax provision from continuing operations are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current:
United States:
Federal	$49	$(128)	$(2,260)
State	(581)	674	1,400
Foreign	(7,268)	(1,397)	13,764
Total current	(7,800)	(851)	12,904
Deferred:
United States:
Federal	—	17,171	(3,355)
State	—	2,896	(1,619)
Foreign	6,012	(4,970)	(5,424)
Total deferred	6,012	15,097	(10,398)
Income tax (benefit) expense	$(1,788)	$14,246	$2,506

We are subject to income tax in jurisdictions in which we operate. A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
(in thousands)	2021		2020		2019
Computed income tax (benefit) expense at statutory federal income tax rate	$(19,967)	21.0%	$(75,780)	21.0%	$5,483	21.0%
State income tax (benefit), net of federal benefit	(7,959)	8.4%	(4,138)	1.1%	(173)	(0.2)%
Remeasurement of deferred taxes due to change in tax rates	—	0.0%	—	0.0%	(4,517)	(17.3)%
Foreign tax rate differential	(672)	0.7%	(401)	0.1%	3,122	12.0%
U.S. tax (benefit) on current year foreign earnings, net of foreign tax credits	—	0.0%	—	0.0%	(1,792)	(6.9)%
Goodwill impairment	—	0.0%	16,471	(4.6)%	—	0.0%
Change in valuation allowance	21,859	(23.0)%	77,369	(21.3)%	920	1.8%
Restructuring	4,676	(4.9)%	(3,002)	0.8%	—	0.0%
Other adjustments, net	275	(0.3)%	3,727	(1.0)%	(537)	(0.8)%
Income tax (benefit) expense	$(1,788)	1.9%	$14,246	(3.9)%	$2,506	9.6%

The components of deferred income tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Tax credit carryforwards	$6,491	$5,326
Pension, compensation, and other employee benefits	14,755	11,991
Provisions for losses	3,979	4,623
Net operating loss carryforwards	53,546	44,358
Leases	2,557	660
Goodwill and other intangible assets	17,781	18,055
Other deferred income tax assets	17,964	14,175
Total deferred tax assets	117,073	99,188
Valuation allowance	(103,510)	(81,795)
Foreign deferred tax assets included above	(5,037)	(7,717)
United States net deferred tax assets	8,526	9,676
Deferred tax liabilities:
Property and equipment	(24,100)	(24,017)
Goodwill and other intangible assets	(11,651)	(8,846)
Leases	(339)	(857)
Other deferred income tax liabilities	(4,254)	(4,485)
Total deferred tax liabilities	(40,344)	(38,205)
Foreign deferred tax liabilities included above	(31,778)	(28,490)
United States net deferred tax liabilities included above	(8,566)	(9,715)
United States net deferred tax liabilities	$(40)	$(39)

Our state income tax benefit in 2021 includes $4.0 million related to the true up of our state net operating losses on an entity-by-entity approach. In 2020 and at the beginning of 2021, we filed certain tax elections to restructure how our foreign UK operations are taxed in the United States to maximize future tax benefits and minimize future compliance complexity. These elections resulted in a $3.0 million benefit in 2020 and a $4.7 million expense in 2021. Both of these amounts were offset by a change in the valuation allowance.

We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. In determining the recoverability of our deferred assets, we considered our cumulative loss incurred over the four-year period ended December 31, 2021 in each tax jurisdiction. Given the weight of objectively verifiable historical losses from our operations, we recorded a valuation allowance on all deferred tax assets in the United States, United Kingdom, Germany, Switzerland, and our FlyOver operations in Iceland. We had gross deferred tax assets of $117.1 million as of December 31, 2021 and $99.2 million as of December 31, 2020.

The valuation allowance was $103.5 million as of December 31, 2021 and $81.8 million at December 31, 2020. The increase was primarily due to an increase for net operating losses, credit carryforwards, and deferred tax assets that do not meet the more likely-than-not threshold for recognition.

As of December 31, 2021, foreign tax credit carryforwards were $5.7 million, of which $3.8 million are foreign tax credits against United States income tax, which will begin to expire in 2022 and $1.9 million are creditable against United Kingdom taxes, which can be carried forward indefinitely. As of December 31, 2021, we had $0.7 million of United States research and development credit carryforwards.

We had gross federal, state, and foreign net operating loss carryforwards of $366.8 million as of December 31, 2021 and $371.2 million as of December 31, 2020. Certain state net operating loss carryforwards of $154.3 million expire from 2022 through 2040, although many states now have unlimited carryforwards. We recorded a valuation allowance on all net operating losses except losses generated in Canada, the Netherlands, Sky Lagoon in Iceland, and Poland. The Canadian gross net operating loss carryforwards of $13.8 million may be carried back three years and carried forward 20 years. The gross net operating losses of Iceland and Poland of $13.9 million will expire between five and ten years. The remaining amount of foreign gross net operating losses of $28.5 million may be carried forward indefinitely.

We have not recorded deferred taxes for withholding taxes on current unremitted earnings of our subsidiaries located in Canada, the United Kingdom, and the Netherlands as we expect to reinvest those earnings in operations outside of the United States.

We exercise judgment in determining the income tax provision for positions taken on prior returns when the ultimate tax determination is uncertain. We classify liabilities associated with uncertain tax positions as “Other deferred items and liabilities” in the Consolidated Balance Sheets unless expected to be paid or released within one year. We had liabilities associated with uncertain tax positions of $0.3 million as of both December 31, 2021 and December 31, 2020. As of December 31, 2021, these amounts do not include any accrual of interest nor penalties as none would be owed on these amounts. We elected that all uncertain tax positions, including interest and penalties, are classified as a component of income tax expense.

A reconciliation of the liabilities associated with uncertain tax positions (excluding interest and penalties) is as follows:

(in thousands)
Balance at December 31, 2018	$370
Additions for tax positions taken in prior years	151
Reductions for lapse of applicable statutes	(296)
Balance at December 31, 2019	225
Additions for tax positions taken in prior years	25
Balance at December 31, 2020	250
Additions for tax positions taken in prior years	285
Balance at December 31, 2021	$535

Our 2018 through 2020 United States federal tax years and various state tax years from 2016 through 2020 remain subject to income tax examinations by tax authorities. The tax years 2017 through 2020 remain subject to examination by various foreign taxing jurisdictions.

We received net cash refunds from income taxes of $7.1 million during 2021 and $14.9 million during 2020 and paid cash for income taxes of $17.2 million during 2019.
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

The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) of our pension plans consist of the following:

	December 31,
(in thousands)	2021	2020	2019
Net periodic benefit cost:
Service cost	$—	$—	$61
Interest cost	419	653	861
Expected return on plan assets	(47)	(145)	(99)
Recognized net actuarial loss	623	526	403
Net periodic benefit cost	995	1,034	1,226
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	(883)	1,587	1,305
Reversal of amortization item:
Net actuarial loss	(623)	(526)	(403)
Total recognized in other comprehensive income (loss)	(1,506)	1,061	902
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(511)	$2,095	$2,128

The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) of our postretirement benefit plans consist of the following:

	December 31,
(in thousands)	2021	2020	2019
Net periodic benefit cost:
Service cost	$70	$51	$64
Interest cost	181	296	458
Amortization of prior service credit	(6)	(146)	(189)
Recognized net actuarial loss	115	18	112
Net periodic benefit cost	360	219	445
Settlement income	(65)	—	—
Total expenses	295	219	445
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	(642)	688	(1,117)
Prior service credit	—	—	—
Reversal of amortization items:
Net actuarial loss	(115)	(18)	(112)
Prior service credit	6	146	189
Settlement income	65	—	—
Total recognized in other comprehensive income	(686)	816	(1,040)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(391)	$1,035	$(595)

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$16,331	$15,572	$9,776	$9,462	$12,219	$11,986
Service cost	—	—	—	—	70	51
Interest cost	266	406	153	247	180	296
Actuarial adjustments	(385)	1,242	(109)	784	(641)	688
Benefits paid	(1,021)	(889)	(650)	(717)	(1,694)	(802)
Benefit obligation at end of year	15,191	16,331	9,170	9,776	10,134	12,219
Change in plan assets:
Fair value of plan assets at beginning of year	11,878	11,291	—	—	—	—
Actual return on plan assets	436	584	—	—	—	—
Company contributions	354	892	650	717	1,694	802
Benefits paid	(1,021)	(889)	(650)	(717)	(1,694)	(802)
Fair value of plan assets at end of year	11,647	11,878	—	—	—	—
Funded status at end of year	$(3,544)	$(4,453)	$(9,170)	$(9,776)	$(10,134)	$(12,219)

The net amounts recognized in the Consolidated Balance Sheets under the captions “Pension and postretirement benefits” and “Other Current Liabilities” as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2021	2020	2021	2020	2021	2020
Other current liabilities	$—	$—	$701	$687	$755	$931
Non-current liabilities	3,544	4,453	8,469	9,089	9,379	11,288
Net amount recognized	$3,544	$4,453	$9,170	$9,776	$10,134	$12,219

Amounts recognized in AOCI as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Total	Total
(in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Net actuarial loss	$8,025	$9,252	$3,129	$3,409	$1,299	$1,990	$12,453	$14,651
Prior service credit	—	—	—	—	195	189	195	189
Subtotal	8,025	9,252	3,129	3,409	1,494	2,179	12,648	14,840
Less tax effect	—	—	—	—	—	—	—	—
Total	$8,025	$9,252	$3,129	$3,409	$1,494	$2,179	$12,648	$14,840

The fair value of the domestic plans’ assets by asset class are as follows:

		Fair Value Measurements at December 31, 2021
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,935	$5,935	$—	$—
Equity securities	5,297	5,297	—	—
Cash	230	230	—	—
Other	185	—	185	—
Total	$11,647	$11,462	$185	$—

		Fair Value Measurements at December 31, 2020
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$6,430	$6,430	$—	$—
Equity securities	4,485	4,485	—	—
Cash	774	774	—	—
Other	189	—	189	—
Total	$11,878	$11,689	$189	$—

We employ a total return investment approach whereby a mix of equities and fixed income securities is used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across United States and non-United States stocks, as well as growth and value. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

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

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans
2022	$1,094	$711	$766
2023	$1,036	$694	$763
2024	$1,001	$677	$758
2025	$1,068	$659	$732
2026	$1,053	$638	$714
2027-2031	$4,578	$2,851	$3,035

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

	December 31,
(in thousands)	2021	2020	2019
Net periodic benefit cost:
Service cost	$457	$444	$405
Interest cost	339	365	397
Expected return on plan assets	(508)	(530)	(487)
Recognized net actuarial loss	171	162	127
Settlement	—	—	—
Net periodic benefit cost	459	441	442
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (income) loss	(375)	368	605
Reversal of amortization of net actuarial loss	(171)	(162)	(127)
Total recognized in other comprehensive income (loss)	(546)	206	478
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(87)	$647	$920

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
(in thousands)	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$10,916	$9,990	$2,449	$2,331
Service cost	457	444	—	—
Interest cost	270	295	69	70
Actuarial adjustments	(475)	686	208	111
Benefits paid	(462)	(743)	(185)	(180)
Translation adjustment	84	244	(71)	117
Benefit obligation at end of year	10,790	10,916	2,470	2,449
Change in plan assets:
Fair value of plan assets at beginning of year	10,798	10,013	—	—
Actual return on plan assets	623	1,044	—	—
Company contributions	133	253	185	180
Benefits paid	(462)	(743)	(185)	(180)
Translation adjustment	79	231	—	—
Fair value of plan assets at end of year	11,171	10,798	—	—
Funded status at end of year	$381	$(118)	$(2,470)	$(2,449)

The net amounts recognized in the Consolidated Balance Sheets under the captions “Pension and postretirement benefits” and “Other Current Liabilities” as of December 31 were as follows:

	Funded Plans		Unfunded Plans
(in thousands)	2021	2020	2021	2020
Non-current assets	$(384)	$(31)	$—	$—
Other current liabilities	—	—	181	187
Non-current liabilities	—	149	2,300	2,262
Net amount recognized	$(384)	$118	$2,481	$2,449

Net actuarial losses for the foreign funded plans recognized in AOCI were $2.0 million ($1.4 million after-tax) as of December 31, 2021 and $2.7 million ($2.0 million after-tax) as of December 31, 2020. Net actuarial losses for the foreign unfunded plans recognized in AOCI were $1.0 million ($0.8 million after-tax) as of December 31, 2021 and $0.8 million ($0.6 million after-tax) as of December 31, 2020.

The fair value information related to the foreign pension plans’ assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$6,534	$6,534	$—	$—
Equity securities	4,439	4,439	—	—
Other	198	198	—	—
Total	$11,171	$11,171	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$5,450	$5,450	$—	$—
Equity securities	5,153	5,153	—	—
Other	195	195	—	—
Total	$10,798	$10,798	$—	$—

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans
2022	$1,872	$182
2023	$384	$181
2024	$384	$181
2025	$383	$180
2026	$381	$179
2027-2031	$1,922	$875

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

The accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans
(in thousands)	2021	2020	2021	2020
Projected benefit obligation	$15,191	$16,331	$9,170	$9,776
Accumulated benefit obligation	$15,191	$16,331	$9,170	$9,776
Fair value of plan assets	$11,647	$11,878	$—	$—

	Foreign Plans
	Funded Plans		Unfunded Plans
(in thousands)	2021	2020	2021	2020
Projected benefit obligation	$10,790	$10,916	$2,470	$2,449
Accumulated benefit obligation	$10,150	$10,447	$2,470	$2,449
Fair value of plan assets	$11,171	$10,798	$—	$—

Contributions

In aggregate for both the domestic and foreign plans, we anticipate contributing $0.9 million to the funded pension plans, $0.9 million to the unfunded pension plans, and $0.8 million to the postretirement benefit plans in 2022.

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2021	2020	2021	2020	2021	2020	2021	2020
Discount rate	2.76%	2.38%	2.74%	2.35%	2.85%	2.47%	2.80%	2.34%
Rate of compensation increase	N/A	N/A	3.00%	3.00%	N/A	N/A	2.35%	2.35%

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2021	2020	2021	2020	2021	2020	2021	2020
Discount rate	2.32%	3.12%	2.35%	3.13%	2.47%	3.19%	2.34%	2.93%
Expected return on plan assets	4.75%	5.50%	N/A	N/A	0.00%	0.00%	3.76%	4.39%
Rate of compensation increase	N/A	N/A	3.00%	3.00%	N/A	N/A	2.35%	2.35%

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

Our participation in multi-employer pension plans for 2021 is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2021 and 2020 relates to the plan’s year end as of December 31, 2020 and 2019, respectively, and is based on information received from the plan. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

		Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Viad Contributions			Surcharge Paid	Expiration Date of Collective Bargaining Agreement(s)
(in thousands)	EIN	No.	2021	2020		2021	2020	2019
Pension Fund:
Western Conference of Teamsters Pension Plan	91-6145047	1	Green	Green	No	$2,571	$2,898	$6,754	No	Continuous
Chicago Regional Council of Carpenters Pension Fund	36-6130207	1	Green	Green	Yes	658	608	2,877	No	5/31/2024
IBEW Local Union No 357 Pension Plan A	88-6023284	1	Green	Green	No	628	843	1,074	No	Continuous
Southwest Carpenters Pension Trust	95-6042875	1	Green	Green	No	352	195	717	No	7/31/2023
Electrical Contractors Assoc. Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Plan #2	51-6030753	2	Green	Green	No	306	509	1,651	No	Continuous
Southern California Local 831—Employer Pension Fund(1)	95-6376874	1	Green	Green	No	302	943	3,427	No	Continuous
Machinery Movers Riggers & Mach Erect Local 136 Supplemental Retirement Plan(1)	36-1416355	11	Yellow	Yellow	Yes	176	337	797	Yes	6/30/2024
New England Teamsters & Trucking Industry Pension	04-6372430	1	Red	Red	Yes	109	42	506	No	3/31/2022
Sign Pictorial & Display Industry Pension Plan(1)	94-6278490	1	Green	Green	No	76	92	768	No	Continuous
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	1	Red	Red	Yes	12	7	872	No	3/31/2023
Southern California IBEW-NECA Pension Fund	95-6392774	1	Yellow	Yellow	Yes	7	89	799	Yes	Continuous
All other funds(2)						929	963	3,625
Total contributions to defined benefit plans						6,126	7,526	23,867
Total contributions to other plans						931	1,066	3,416
Total contributions to multi-employer plans						$7,057	$8,592	$27,283
(1)
We contributed more than 5% of total plan contributions for the plan year detailed in the plans’ most recent Form 5500s.
(2)
Represents participation in 27 pension funds during 2021.
Other Employee Benefits

We match United States employee contributions to the 401(k) Plan with shares of our common stock held in treasury up to 100% of the first 3% of a participant’s salary plus 50% of the next 2%. The expense associated with our match was $2.2 million for 2021, $1.7 million for 2020, and $5.0 million for 2019. In April 2020, we suspended our 401(k) Plan employer match contributions, which were later reinstated in October 2020.

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

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2018	$2,039	$200	$12	$2,251
Restructuring charges	6,071	1,817	492	8,380
Cash payments	(5,169)	(752)	(272)	(6,193)
Adjustment to liability	(6)	74	7	75
Balance at December 31, 2019	2,935	1,339	239	4,513
Restructuring charges	6,563	5,784	1,093	13,440
Cash payments	(7,051)	(2,573)	(1,201)	(10,825)
Non-cash items(1)	—	(1,789)	—	(1,789)
Adjustment to liability	(7)	5	(107)	(109)
Balance at December 31, 2020	2,440	2,766	24	5,230
Restructuring charges	1,829	4,107	130	6,066
Cash payments	(2,302)	(3,506)	(91)	(5,899)
Non-cash items(1)	—	(1,906)	—	(1,906)
Adjustment to liability	9	(28)	(37)	(56)
Balance at December 31, 2021	$1,976	$1,433	$26	$3,435
(1)
Represents non-cash adjustments related to a write down of certain ROU assets as a result of vacating certain facilities prior to the lease term during the year ended December 31, 2021 and the closure and liquidation of GES’ United Kingdom-based audio-visual services business during the year ended December 31, 2020.

As of December 31, 2021, $1.5 million of the liabilities related to severance and employee benefits will remain unpaid by the end of 2022. The liabilities related to facilities primarily include non-lease expenses that will be paid over the remaining lease terms. Refer to Note 23 – Segment Information, for information regarding restructuring charges by segment.

Note 20. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		December 31,
(in thousands)	Classification on the Consolidated Balance Sheet	2021	2020
Assets:
Operating lease assets	Operating lease ROU assets	$95,915	$82,739
Finance lease assets(1)	Property and equipment, net	61,022	23,366
Total lease assets		$156,937	$106,105

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$12,451	$15,697
Finance lease obligations	Current portion of debt and finance obligations	2,928	2,514
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	93,406	70,150
Finance lease obligations(1)	Long-term debt and finance obligations	60,473	20,627
Total lease liabilities		$169,258	$108,988
(1)
The increase in finance lease assets and obligations is primarily due to the commencement of Pursuit’s Sky Lagoon attraction in Iceland during the first quarter of 2021, which has a 46-year lease term.

The components of lease expense consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020
Finance lease cost:
Amortization of ROU assets	$4,280	$3,662
Interest on lease liabilities	5,580	1,668
Operating lease cost	23,129	27,259
Short-term lease cost	1,444	701
Variable lease cost	4,372	5,672
Total lease cost, net	$38,805	$38,962

Other information related to operating and finance leases are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,320	$26,250
Operating cash flows from finance leases	$3,926	$1,948
Financing cash flows from finance leases	$3,223	$3,543
ROU assets obtained in exchange for lease obligations:
Operating leases	$38,838	$659
Finance leases	$43,241	$2,141

	December 31,
	2021	2020
Weighted-average remaining lease term (years):
Operating leases	8.54	8.39
Finance leases	34.95	13.97
Weighted-average discount rate:
Operating leases	6.86%	6.93%
Finance leases	9.06%	7.99%

As of December 31, 2021, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2022	$21,393	$8,445	$29,838
2023	18,880	7,926	26,806
2024	17,215	6,858	24,073
2025	15,715	6,179	21,894
2026	15,208	5,971	21,179
Thereafter	57,297	183,142	240,439
Total future lease payments	145,708	218,521	364,229
Less: Amount representing interest	(39,851)	(155,120)	(194,971)
Present value of minimum lease payments	105,857	63,401	169,258
Current portion	12,451	2,928	15,379
Long-term portion	$93,406	$60,473	$153,879

As of December 31, 2021, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
2022	$1,295
2023	1,074
2024	850
2025	696
2026	535
Thereafter	924
Total minimum rents	$5,374

Leases Not Yet Commenced

As of December 31, 2021, we had executed two facility leases for which we did not have control of the underlying assets. Accordingly, we did not record the lease liabilities and ROU assets on our Consolidated Balance Sheets. These leases are for two new FlyOver attractions in development, FlyOver Chicago and FlyOver Canada Toronto. We expect the lease commencement dates to begin in fiscal year 2022 with a lease term of 20 years for both leases.

Note 21. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. During the year ended December 31, 2019, we recorded an $8.5 million charge to resolve a legal dispute at GES involving a former industry contractor, which is included under “Legal settlement” in the Consolidated Statements of Operations. Other potential liabilities as of December 31, 2021 with respect to unresolved legal matters is not ascertainable, and we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of December 31, 2021, we had recorded environmental remediation liabilities of $2.2 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of December 31, 2021, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of December 31, 2021 would be $101.8 million. These guarantees relate to our leased equipment and facilities through January 2040. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

A significant number of our employees are unionized and we are a party to approximately 100 collective bargaining agreements, with approximately one-third requiring renegotiation each year. If we are unable to reach an agreement with a union during the collective bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact our business and results of operations. We believe that relations with our employees are satisfactory and that collective bargaining agreements expiring in 2022 will be renegotiated in the ordinary course of business. Although our labor relations are currently stable, disruptions could occur, with the possibility of an adverse impact on the operating results of GES. During 2019, we finalized the terms of a new collective bargaining agreement with the Teamsters Local 727 union. The terms included a withdrawal from the underfunded Central States Pension Plan. Accordingly, during 2019 we recorded a charge of $15.5 million, which represents the estimated present value of future contributions we will be required to make to the plan as a result of this withdrawal. Refer to Note 18 – Pension and Postretirement Benefits for additional information on specific union-related pension issues.

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $9.9 million as of December 31, 2021, which includes $6.2 million related to workers’ compensation liabilities, and $3.7 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $1.8 million as of December 31, 2021. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.2 million as of December 31, 2021. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $2.8 million for 2021, $5.0 million for 2020, and $6.9 million for 2019.

In addition, as of December 31, 2021, we have recorded insurance liabilities of $6.8 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total $6.7 million is related to workers’ compensation liabilities and $0.1 million related to general/auto liability claims, which is recorded in “Other deferred items and liabilities” in the Consolidated Balance Sheets with a corresponding receivable in “Other investments and assets.”

Note 22. Noncontrolling Interests – Redeemable and Non-redeemable

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership increased to 56.4% as of December 31, 2021. Through Esja and its wholly-owned subsidiary, we are operating the FlyOver Iceland attraction.

The minority Esja shareholders have the right to sell (or “put”) their Esja shares to us based on a multiple of 5.0x EBITDA as calculated on the trailing 12 months from the most recently completed quarter before the put option exercise. The put option is only exercisable after 36 months of business operation, which will be August 2022 (the “Reference Date”), and if the FlyOver Iceland attraction has earned a minimum of €3.25 million in unadjusted EBITDA during the most recent fiscal year and during the trailing 12-month period prior to exercise (the “Put Option Condition”). The put option is exercisable during a period of 12 months following the Reference Date (the “Option Period”) if the Put Option Condition has been met. If the Put Option Condition has not been met during the first Option Period, the Reference Date will be extended for an additional 12 months up to three times. If after 72 months, the FlyOver Iceland attraction has not achieved the Put Option Condition, the put option expires. If the Put Option Condition is met during any of the Option Periods, yet the shares are not exercised prior to the end of the 12-month Option Period, the put option will expire.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2019	$6,172
Net loss attributable to redeemable noncontrolling interest	(1,482)
Adjustment to the redemption value	926
Foreign currency translation adjustment	(391)
Balance at December 31, 2020	5,225
Net loss attributable to redeemable noncontrolling interest	(1,766)
Adjustment to the redemption value	1,797
Capital contributions	341
Foreign currency translation adjustment	(153)
Balance at December 31, 2021	$5,444

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2019	$15,042	$52,006	$12,683	$79,731
Net loss attributable to non-redeemable noncontrolling interest	(1,091)	(48)	(237)	(1,376)
Acquisitions	—	—	—	—
Distributions to non-controlling interests	—	(1,526)	—	(1,526)
Foreign currency translation adjustments	2	863	450	1,315
Balance at December 31, 2020	$13,953	$51,295	$12,896	$78,144
Net income (loss) attributable to non-redeemable noncontrolling interest	1,360	1,399	(1,073)	1,686
Acquisitions	—	6,759	—	6,759
Distributions to non-controlling interests	—	(1,160)	—	(1,160)
Foreign currency translation adjustments	2	308	(183)	127
Balance at December 31, 2021	$15,315	$58,601	$11,640	$85,556
Equity ownership interest that we do not own	20%	40%	49%
(1)
Includes Mountain Park Lodges and our recently acquired Golden Skybridge at Brewster, part of the Banff Jasper Collection.

Note 23. Segment Information

We measure the profit and performance of our operations on the basis of segment operating income (loss) which excludes restructuring charges and recoveries and impairment charges. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization and share-based compensation expense are the only significant non-cash items for the reportable segments.

An operating segment is defined as a component of an enterprise that engages in business activities for which discrete financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer.

During the first quarter of 2021, we changed our segment reporting as a result of operational changes and how our CODM reviews the financial performance of GES and makes decisions regarding the allocation of resources. Accordingly, GES is now a single operating and reportable segment. We made no changes to the Pursuit reportable segment.

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenue:
Pursuit	$187,048	$76,810	$222,813
GES	320,292	338,625	1,079,923
Total revenue	$507,340	$415,435	$1,302,736
Segment operating income (loss):
Pursuit	$4,609	$(42,343)	$54,310
GES	(51,611)	(73,897)	35,933
Segment operating income (loss)	(47,002)	(116,240)	90,243
Corporate eliminations (1)	70	65	67
Corporate activities	(11,689)	(8,687)	(10,865)
Interest income	116	377	369
Interest expense	(28,440)	(18,264)	(14,199)
Multi-employer pension plan withdrawal	(57)	(462)	(15,693)
Other expense, net	(2,013)	(1,132)	(1,586)
Restructuring charges:
Pursuit	(85)	(132)	(52)
GES	(5,936)	(12,347)	(7,888)
Corporate	(45)	(961)	(440)
Impairment charges:
Pursuit	—	(1,758)	—
GES	—	(201,318)	(5,346)
Legal settlement:
GES	—	—	(8,500)
Income (loss) from continuing operations before income taxes	$(95,081)	$(360,859)	$26,110
(1)
Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

	December 31,
(in thousands)	2021	2020	2019
Assets:
Pursuit	$725,946	$620,413	$589,205
GES	242,146	184,806	608,254
Corporate and other	69,538	48,005	121,232
	$1,037,630	$853,224	$1,318,691
Depreciation and amortization:
Pursuit	$32,469	$28,393	$23,154
GES	21,247	28,075	35,581
Corporate and other	34	97	229
	$53,750	$56,565	$58,964
Capital expenditures:
Pursuit	$54,325	$43,176	$49,934
GES	3,135	10,391	26,197
Corporate and other	476	—	16
	$57,936	$53,567	$76,147

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

	December 31,
(in thousands)	2021	2020	2019
Revenue:
United States	$312,265	$290,541	$873,213
EMEA	96,603	56,656	218,404
Canada	98,472	68,238	211,119
Total revenue	$507,340	$415,435	$1,302,736
Long-lived assets:
United States	$179,756	$173,790	$205,399
EMEA	91,877	56,996	63,582
Canada	294,193	276,860	277,039
Total long-lived assets	$565,826	$507,646	$546,020

Note 24. Subsequent Event

On February 24, 2022, we announced the expansion of our fourth FlyOver attraction into Chicago, Illinois. It will be located near the front entrance of Chicago’s Navy Pier. We expect to open FlyOver Chicago during late 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viad Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and mezzanine equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Litigation, Claims, Contingencies, and Other—Self Insurance Reserves —Refer to Notes 1 and 21 to the financial statements

Critical Audit Matter Description

The Company is self-insured up to certain limits for workers’ compensation, automobile, product and general liability claims. Reserves for losses for claims incurred, including actuarially derived estimated claims incurred but not reported, are made by the Company based on historical experience, claims frequency, insurance coverage, and other factors. The Company purchases insurance for amounts in excess of self-insured levels. The aggregate amount of these insurance liabilities related to continuing operations was $16.7 million as of December 31, 2021.

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

Goodwill —FlyOver– Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to the discount rate and forecasts of future revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA) margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of goodwill impairment charge, or both.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenue and EBITDA margins (“forecasts”) used by management to estimate the fair value of the FlyOver reporting unit included the following procedures:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit, such as the control related to management’s selection of the discount rate and forecasts.
•
We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results of the Company, (2) internal communications to management, and (3) forecasted information included in industry reports.
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

February 25, 2022

We have served as the Company’s auditor since at least 1929; however, an earlier year could not be reliably determined.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

There were no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States GAAP and includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting using the criteria described in the “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2021.

Based on our assessment, we concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to our audit of the effectiveness of our internal control over financial reporting, which appears on the following page of this 2021 Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viad Corp

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

/s/ Deloitte & Touche LLP

Phoenix, Arizona

February 25, 2022

Item 9B. Other Information

Not applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, director nomination procedures, and the Audit Committee of our Board of Directors is included in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 24, 2022 (the “Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Corporate Governance,” and “Stock Ownership Information,” and are incorporated herein by reference. Information regarding our executive officers is located in Part I, “Other – Information about our Executive Officers” of this 2021 Form 10-K.

We adopted a Code of Ethics for all of our directors, officers and employees. A copy of our Code of Ethics is available at our website at www.viad.com/about-us/corporate-governance/documents-and-charters/default.aspx and is also available without charge to any shareholder upon written request to: Viad Corp, 7000 East 1st Avenue, Scottsdale, Arizona 85251-4304, Attention: Corporate Secretary.

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

Item 14. Principal AccountANT Fees and Services

Information regarding principal accountant fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement under the caption “Ratification of the Selection of Deloitte & Touche LLP as Our Independent Registered Public Accounting Firm for 2022” and is incorporated herein by reference.

PART IV

Item 15. Exhibits AND Financial Statement ScheduleS

(a)
Financial Statements and Schedules

See Index to Financial Statements and Financial Statement Schedule at Item 8 of this 2021 Form 10-K.

(b)
Exhibit Index

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

2.A		Share Purchase Agreement, dated May 27, 2019, by and among Brewster Travel Canada Inc., Jas-Day Investments Ltd., and 2192449 Alberta Ltd.	8-K		2.1	5/30/2019

2.B		Share and Unit Purchase Agreement, dated May 27, 2019, by and among Brewster Travel Canada Inc., Jas-Day Investments Ltd., 2187582 Alberta Ltd., and The Sawridge Hotels Limited Partnership.	8-K		2.2	5/30/2019

3.A		Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004 (SEC File No. 001-11015; SEC Film No. 04961107).	10-Q	6/30/2004	3.A	8/9/2004

3.B		Bylaws of Viad Corp, as amended through December 5, 2013.	8-K		3	12/9/2013

3.C		Certificate of Designations of 5.5% Series A Convertible Preferred Stock.	8-K		3.1	8/5/2020

4.A1		Rights Agreement, dated as of March 30, 2020, between Viad Corp and Equiniti Trust Company, which includes the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Stock as Exhibit B.	8-K		4.1	3/30/2020

4.A2		Amendment to Rights Agreement, dated August 5, 2020, by and between Viad Corp and Equiniti Trust Company.	8-K		10.3	8/5/2020

4.B		Registration Rights Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		4.1	8/5/2020

4.C	*	Description of Viad Corp’s Securities

10.A1	+	2007 Viad Corp Omnibus Incentive Plan, filed as Appendix A to Viad Corp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.	DEF 14A			4/13/2012

10.A2	+	Form of Restricted Stock Agreement - Executives, (three-year cliff vesting), effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.A	3/28/2014

10.A3	+	Form of Restricted Stock Units Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.B	3/28/2014

10.A4	+	Form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.F	2/28/2008

10.A5	+	Form of Non-Qualified Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.B	2/26/2010

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.A6	+	Form of Incentive Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.A	2/26/2010

10.A7	+	Form of Incentive Stock Option Agreement, effective as of August 26, 2020, pursuant to the 2017 Viad Corp Omnibus Incentive Award Plan.	10-Q	9/30/2020	10.7	11/6/2020

10.A8	+	Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.D	3/5/2013

10.A9	+	Amendment to the Viad Corp Performance Unit Incentive Plan, as amended February 27, 2013 pursuant to the 2007 Viad Corp Omnibus Incentive Plan, effective as of February 24, 2016.	8-K		10.B	3/1/2016

10.A10	+	Form of Performance Unit Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.C	3/28/2014

10.A11	+	Form of Performance Unit Agreement, effective as of February 24, 2016, pursuant to the 2007 Viad Corp Omnibus Incentive Plan.	8-K		10.A	3/1/2016

10.B1	+	2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	8-K		10.1	5/23/2017

10.B2	+	Form of Restricted Stock Units Agreement, effective as of May 18, 2017, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	8-K		10.4	5/23/2017

10.B3	+	Form of Management Incentive Plan (MIP) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B4	2/28/2018

10.B4	+	Form of Management Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B5	2/28/2018

10.B5	+	Form of Performance Unit Incentive Plan (“PUP”) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B6	2/28/2018

10.B6	+	Form of 2017 Viad Corp Omnibus Incentive Plan Performance Unit Agreement, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B7	2/28/2018

10.B7	+	Form of Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B8	2/28/2018

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.B8	+	Form of Restricted Stock Agreement – Non-Employee Directors, effective as of May 18, 2017, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	8-K		10.2	5/23/2017

10.B9	+	Form of Restricted Stock Agreement – Non-Employee Directors, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	10-K	12/31/2017	10.B10	2/28/2018

10.B10	+	Form of Restricted Stock Units Agreement, by and between Viad Corp and each of Steven W. Moster and Ellen M. Ingersoll, dated February 16, 2021.	8-K		10.1	2/17/2021

10.C1	+	Forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005.	8-K		10.B	8/29/2007

10.C2	+	Form of Viad Corp Executive Severance Plan (Tier I-2013) effective as February 27, 2013.	8-K		10.B	3/5/2013

10.C3	+	Amendment No. 1 to Viad Corp Executive Severance Plan (Tier I), effective as of February 26, 2014.	8-K		10	3/4/2014

10.C4	+	Severance Agreement (No Change in Control) between Viad Corp and Steven W. Moster, effective as of December 3, 2014.	8-K		10.B	12/5/2014

10.C5	+	Severance Agreement (No Change in Control) between Viad Corp and David W. Barry, effective as of April 22, 2015.	10-K	12/31/2015	10.H4	3/11/2016

10.D1	+	Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A.	8-K		10.A	8/29/2007

10.E1	+	Viad Corp Defined Contribution Supplemental Executive Retirement Plan, effective as of January 1, 2013.	8-K		10.E	3/5/2013

10.F1	+	Executive Officer Pay Continuation Policy adopted February 7, 2007.	8-K		10.A	2/13/2007

10.G1	+	Viad Corp Directors’ Matching Gift Program, effective as of February 18, 1999.	10-K	12/31/2018	10.H1	2/27/2019

10.H1	+	Form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987.	10-K	12/31/2008	10.1	2/27/2009

10.I1	+	Summary of Compensation Program of Non-Employee Directors of Viad Corp, effective as of February 25, 2020.	10-K	12/31/2020	10.J1	3/2/2021

10.J1		Investment Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		10.1	8/5/2020

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.J2		Stockholders Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		10.2	8/5/2020

10.J3	+	Form of Indemnification Agreement.	8-K		10.4	8/5/2020

10.J4		Form of Crestview Designee Indemnification Agreement.	8-K		10.5	8/5/2020

10.K1		$500,000,000 Credit Agreement among Viad Corp, Bank of America, N.A., and other lenders party thereto, dated as of July 30, 2021.	8-K		10.1	8/2/2021

21	*	List of Viad Corp Subsidiaries.

23	*	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-8 of its report contained in this Annual Report.

24	*	Power of Attorney signed by Viad Corp Directors.

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document.

101.SCH	****	XBRL Taxonomy Extension Schema Document.

101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

* Filed herewith.

** Furnished herewith.

*** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.

**** Submitted electronically herewith

+ Management contract or compensation plan or arrangement.

Item 16. Form 10-K summary

None.

VIAD CORP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
(in thousands)	Balance at Beginning of Year	Charged to Expense(1)	Charged to Other Accounts	Write-Offs	Other(2)	Balance at End of Year
Allowances for doubtful accounts:
December 31, 2019	1,288	1,050	45	(1,182)	(1)	1,200
December 31, 2020	1,200	6,712	17	(2,628)	9	5,310
December 31, 2021	5,310	(2,700)	1	(680)	(123)	1,808
Deferred tax valuation allowance:
December 31, 2019	3,356	884	—	—	36	4,276
December 31, 2020	4,276	77,369	—	—	150	81,795
December 31, 2021	81,795	21,859	—	—	(144)	103,510

(1)
Includes bad debt recoveries.
(2)
“Other” primarily includes foreign exchange translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.

VIAD CORP

By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	February 25, 2022	By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer, Director

Principal Financial Officer

Date:	February 25, 2022	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Chief Financial Officer

Principal Accounting Officer

Date:	February 25, 2022	By:	/s/ Leslie S. Striedel
Leslie S. Striedel
Chief Accounting Officer

Directors

Beverly K. Carmichael*
Brian P. Cassidy*
Denise M. Coll*
Richard H. Dozer*
Virginia L. Henkels*
Edward E. Mace*
Kevin M. Rabbit*
Joshua E. Schechter*

Date:	February 25, 2022	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Attorney-in-Fact

* Pursuant to power of attorney filed as Exhibit 24 to this 2021 Form 10-K