Form 10-Q
period 2022-03-31
VIAD CORP
filed 2022-05-06
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, there were 20,590,577 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$57,902	$61,600
Accounts receivable, net of allowances for doubtful accounts of $2,299 and $1,808, respectively	94,570	91,966
Inventories	9,191	8,581
Current contract costs	20,386	11,105
Prepaid insurance	6,876	10,284
Other current assets	16,727	14,080
Total current assets	205,652	197,616
Property and equipment, net	553,986	549,108
Other investments and assets	16,678	16,718
Operating lease right-of-use assets	104,057	95,915
Deferred income taxes	1,360	1,006
Goodwill	113,233	112,078
Other intangible assets, net	64,582	65,189
Total Assets	$1,059,548	$1,037,630
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$74,933	$69,657
Contract liabilities	60,644	39,141
Accrued compensation	17,173	12,788
Operating lease obligations	13,602	12,451
Other current liabilities	36,712	28,289
Current portion of debt and finance obligations	11,270	12,800
Total current liabilities	214,334	175,126
Long-term debt and finance obligations	448,156	446,580
Pension and postretirement benefits	24,129	23,692
Long-term operating lease obligations	101,325	93,406
Other deferred items and liabilities	66,387	68,953
Total liabilities	854,331	807,757
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding	132,591	132,591
Redeemable noncontrolling interest	5,706	5,444
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	567,799	566,741
Accumulated deficit	(380,671)	(349,720)
Accumulated other comprehensive loss	(23,610)	(27,429)
Common stock in treasury, at cost, 4,352,864 and 4,381,606 shares, respectively	(219,089)	(220,712)
Total Viad stockholders’ equity	(18,169)	6,282
Non-redeemable noncontrolling interest	85,089	85,556
Total stockholders’ equity	66,920	91,838
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,059,548	$1,037,630

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2022	2021
Revenue:
Services	$151,137	$24,900
Products	26,223	4,035
Total revenue	177,360	28,935
Costs and expenses:
Costs of services	171,954	56,368
Costs of products	28,181	10,775
Corporate activities	2,673	2,005
Interest expense, net	5,877	5,085
Other expense, net	638	360
Restructuring charges	654	2,826
Impairment charges	583	—
Total costs and expenses	210,560	77,419
Loss from continuing operations before income taxes	(33,200)	(48,484)
Income tax benefit	(2,582)	(3,045)
Loss from continuing operations	(30,618)	(45,439)
Income from discontinued operations	275	348
Net loss	(30,343)	(45,091)
Net loss attributable to non-redeemable noncontrolling interest	1,204	1,445
Net loss attributable to redeemable noncontrolling interest	138	494
Net loss attributable to Viad	$(29,001)	$(43,152)
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(1.54)	$(2.23)
Discontinued operations attributable to Viad common stockholders	0.01	0.02
Net loss attributable to Viad common stockholders	$(1.53)	$(2.21)
Weighted-average outstanding and potentially dilutive common shares	20,518	20,370
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(1.54)	$(2.23)
Discontinued operations attributable to Viad common stockholders	0.01	0.02
Net loss attributable to Viad common stockholders	$(1.53)	$(2.21)
Weighted-average outstanding common shares	20,518	20,370
Amounts attributable to Viad
Loss from continuing operations	$(29,276)	$(43,500)
Income from discontinued operations	275	348
Net loss	$(29,001)	$(43,152)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net loss	$(30,343)	$(45,091)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	3,412	3,977
Change in net actuarial loss, net of tax (1)	407	177
Change in prior service cost, net of tax (1)	—	(56)
Comprehensive loss	(26,524)	(40,993)
Non-redeemable noncontrolling interest:
Comprehensive loss attributable to non-redeemable noncontrolling interest	1,204	1,445
Unrealized foreign currency translation adjustments	737	750
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	138	494
Comprehensive loss attributable to Viad	$(24,445)	$(38,304)

(1) The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2021	$37,402	$566,741	$(349,720)	$(27,429)	$(220,712)	$6,282	$85,556	$91,838	$5,444	$132,591
Net loss	—	—	(29,001)	—	—	(29,001)	(1,204)	(30,205)	(138)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(349)	(349)	—	(349)	—	—
Employee benefit plans	—	(1,286)	—	—	1,972	686	—	686	—	—
Share-based compensation - equity awards	—	2,385	—	—	—	2,385	—	2,385	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,412	—	3,412	737	4,149	49	—
Amortization of net actuarial loss, net of tax	—	—	—	407	—	407	—	407	—	—
Other, net	—	(41)		—	—	(41)	—	(41)	351	—
Balance, March 31, 2022	$37,402	$567,799	$(380,671)	$(23,610)	$(219,089)	$(18,169)	$85,089	$66,920	$5,706	$132,591

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (Continued)

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2020	$37,402	$568,100	$(253,164)	$(30,641)	$(225,742)	$95,955	$78,144	$174,099	$5,225	$128,769
Net loss	—	—	(43,152)	—	—	(43,152)	(1,445)	(44,597)	(494)	—
Dividends on convertible preferred stock	—	(1,898)	—	—	—	(1,898)	—	(1,898)	—	1,898
Capital contribution (distributions) to (from) noncontrolling interest	—	—	—	—	—	—	(951)	(951)	142	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(519)	(519)	—	(519)	—	—
Employee benefit plans	—	(1,198)	—	—	1,578	380	—	380	—	—
Share-based compensation - equity awards	—	1,626	—	—	—	1,626	—	1,626	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,977	—	3,977	750	4,727	77	—
Amortization of net actuarial loss, net of tax	—	—	—	177	—	177	—	177	—	—
Amortization of prior service cost, net of tax	—	—	—	(56)	—	(56)	—	(56)	—	—
Acquisitions	—	—	—	—	—	—	6,759	6,759	—	—
Other, net	—	13	(1)	—	—	12	—	12	56	—
Balance, March 31, 2021	$37,402	$566,643	$(296,317)	$(26,543)	$(224,683)	$56,502	$83,257	$139,759	$5,006	$130,667

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(30,343)	$(45,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,279	13,177
Deferred income taxes	(3,104)	(3,019)
Income from discontinued operations	(275)	(348)
Restructuring charges	654	2,826
Impairment charges	583	—
Gains on dispositions of property and other assets	(74)	(9,250)
Share-based compensation expense	2,166	1,763
Other non-cash items, net	2,836	(171)
Change in operating assets and liabilities:
Receivables	(2,833)	(1,284)
Inventories	(919)	351
Current contract costs	(9,408)	(828)
Accounts payable	7,426	(8,440)
Restructuring liabilities	(534)	(2,250)
Accrued compensation	3,363	1,364
Contract liabilities	21,706	8,148
Income taxes payable	(476)	(19)
Other assets and liabilities, net	13,876	10,352
Net cash provided by (used in) operating activities	17,923	(32,719)
Cash flows from investing activities
Capital expenditures	(12,570)	(9,371)
Cash paid for acquisitions, net	—	(7,415)
Proceeds from dispositions of property and other assets	76	14,106
Net cash used in investing activities	(12,494)	(2,680)
Cash flows from financing activities
Proceeds from borrowings	1,013	40,860
Payments on debt and finance obligations	(4,849)	(8,310)
Dividends paid on preferred stock	(1,950)	—
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	—	(809)
Payments of debt issuance costs	(313)	—
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(518)	(519)
Net cash (used in) provided by financing activities	(6,617)	31,222
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(178)	151
Net change in cash, cash equivalents, and restricted cash	(1,366)	(4,026)
Cash, cash equivalents, and restricted cash, beginning of year	64,303	41,971
Cash, cash equivalents, and restricted cash, end of period	$62,937	$37,945

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Overview and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or United States Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (“2021 Form 10-K”).

The condensed consolidated financial statements include the accounts of Viad and its subsidiaries. We have eliminated all significant intercompany account balances and transactions in consolidation.

Nature of Business

We are a leading global provider of extraordinary experiences, including hospitality and leisure activities, experiential marketing, and live events. During the first quarter of 2022, we rebranded GES’ brand experiences business and introduced Spiro to the market to accelerate our growth by servicing the changing needs of today’s brand marketers across a broader spectrum of their experiential marketing needs.

We operate through three reportable segments: Pursuit, Spiro, and GES Exhibitions as further described below. The Spiro and GES Exhibitions reportable segments are both live event businesses, and are collectively referred to as “GES.”

Pursuit

Pursuit is a collection of inspiring and unforgettable travel experiences that includes recreational attractions, unique hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services. Pursuit comprises the Banff Jasper Collection, the Alaska Collection, the Glacier Park Collection, FlyOver, and Sky Lagoon.

Spiro

Spiro is an experiential marketing agency that partners with leading brands around the world to manage and elevate their global experiential marketing activities. Spiro builds immersive experiences with its clients starting with the strategic plan, creating the content and design, and finishing with the delivery and execution. Spiro delivers a broad range of unique and impactful experiences for its clients, including strategic exhibition program management, corporate meetings and events, digital experiences, corporate customer centers, brand and sports activations, product launches, consumer pop-up events, on-site services, and audio visual/technology solutions.

GES Exhibitions

GES Exhibitions is a global exhibition services company with a legacy spanning over 90 years and teams throughout North America, Europe, and the Middle East. GES Exhibitions partners with leading exhibition and conference organizers as a full-service provider of strategic and logistics solutions to manage the complexity of their shows, including strategy, creative & design, registration & engagement, accommodations, logistics & management, material handling, overhead sign hanging, graphics and other rental and labor services. GES Exhibitions also serves as an in-house or preferred provider of electrical and other event services within event venues, including convention centers and conference hotels.

Reclassifications

During the first quarter of 2022, we changed our segment reporting as a result of operational changes and how our chief operating decision maker (“CODM”) reviews the financial performance of GES and makes decisions regarding the allocation of resources. As a result, we changed the presentation of certain items in GES’ disaggregation of revenue and reportable segments. Refer to Note 2 – Revenue and Related Contract Costs and Contract Liabilities and Note 23 – Segment Information for additional information. We also reclassified certain prior-year amounts to conform to current-period presentation. Such reclassifications had no impact on our results of operations or cash flows.

Impact of COVID-19

Starting in mid-March 2020, the COVID-19 pandemic created severe disruptions in the live event and tourism industries and those disruptions had a significant and negative impact on our operations and financial performance. We are not able to fully estimate the future impact of the pandemic on our business due to the evolving and uncertain nature of COVID-19, including ongoing vaccination and other mitigation efforts as well as the scope and magnitude of variants, infections, and hospitalizations. We will continue to evaluate and implement additional actions necessary to mitigate the negative financial and operational impact of COVID-19 on our business.

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
Standards Recently Adopted
ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s

The amendment simplified the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. The amendment also required expanded disclosures about the terms and features of convertible instruments.

		1/1/2022	The adoption of this new standard on January 1, 2022 did not have a material impact on our consolidated financial statements.
ASU 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance

Amendment improves the transparency of government assistance received by most business entities by requiring annual disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements.

1/1/2022

We adopted this new standard on a prospective basis. This new guidance will be effective for our Annual Report on Form 10-K for the year ending December 31, 2022, whereby we will expand our disclosures within the scope of this new standard that are reflected in the financial statements as of the adoption date. We do not expect this new standard to have a material impact our consolidated financial statements or related disclosures.

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly-liquid investments with remaining maturities when purchased of three months or less. Cash and cash equivalents consist of cash and bank demand deposits and money market funds. Investments in money market funds are classified as available-for-sale and carried at fair value. Restricted cash represents collateral required for surety bonds, bank guarantees, letters of credit, and corporate credit cards.

Cash, cash equivalents, and restricted cash balances presented in the Condensed Consolidated Statements of Cash Flows consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$57,902	$61,600
Restricted cash included in other current assets	5,035	2,703
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$62,937	$64,303

Revenue Recognition

Revenue is measured based on a specified amount of consideration in a contract with a customer, net of commissions paid to customers and amounts collected on behalf of third parties. We recognize revenue when a performance obligation is satisfied by transferring control of a product or delivering the service to a customer.

Pursuit’s service revenue is derived through its admissions, accommodations, and transportation services. Product revenue is derived through food and beverage and retail sales. Revenue is recognized at the time services are performed or upon delivery of the product. Pursuit’s service revenue is recognized over time as the customer simultaneously receives and consumes the benefits, and product revenue is recognized at a point in time.

GES’ service revenue is primarily derived through its comprehensive range of marketing, event production, and other related services to event organizers and corporate brand marketers. GES’ service revenue is earned over time over the duration of the live event, which generally lasts one to three days. Revenue for goods and services provided for which we do not have control of the goods or services before that good or service is transferred to a customer is recorded on a net basis to reflect only the fees received for arranging these services. GES’ product revenue is derived from the build of exhibits and environments and graphics and is recognized at a point in time upon delivery of the product.

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

Note 2. Revenue and Related Contract Costs and Contract Liabilities

Pursuit’s performance obligations are short-term in nature. They include the provision of a hotel room, an attraction admission, a chartered or ticketed bus or van ride, and/or the sale of food, beverage, or retail products. We recognize revenue when the service has been provided or the product has been delivered. When we extend credit, payment terms are generally within 30 days and contain no significant financing components.

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

Contract Liabilities

Pursuit and GES typically receive customer deposits prior to transferring the related product or service to the customer. We record these deposits as a contract liability, which are recognized as revenue upon satisfaction of the related contract performance obligation(s). GES also provides customer rebates and volume discounts to certain event organizers that we recognize as a reduction of revenue. We include these amounts in “Contract liabilities” and “Other deferred items and liabilities” in the Condensed Consolidated Balance Sheets.

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2021	$39,662
Cash additions	42,092
Revenue recognized	(19,037)
Foreign exchange translation adjustment	(1,656)
Balance at March 31, 2022	$61,061

Contract Costs

GES capitalizes certain incremental costs incurred in obtaining and fulfilling contracts. Capitalized costs principally relate to direct costs of materials and services incurred in fulfilling services of future live events, and also include up-front incentives and commissions incurred upon contract signing. We expense costs associated with preliminary contract activities (i.e. proposal activities) as incurred. Capitalized contract costs are expensed upon the transfer of the related goods or services and are included in Costs of services or Costs of products, as applicable. We include the deferred incremental costs of obtaining and fulfilling contracts in “Current contract costs” and “Other investments and assets” in the Condensed Consolidated Balance Sheets.

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2021	$13,790
Additions	16,017
Expenses	(6,694)
Foreign exchange translation adjustment	36
Balance at March 31, 2022	$23,149

As of March 31, 2022, capitalized contract costs consisted of $0.2 million to obtain contracts and $22.9 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three months ended March 31, 2022 or 2021.

Disaggregation of Revenue

The following tables disaggregate Pursuit and GES revenue by major service and product lines, timing of revenue recognition, and markets served:

Pursuit

During the first quarter of 2022, we reallocated certain ancillary revenue presented in Pursuit’s services revenue to better align with how we analyze revenue and depict the nature of revenue. All prior periods have been reclassified to conform to this new presentation.

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Services:
Ticket revenue	$9,202	$1,484
Rooms revenue	6,903	4,769
Transportation	1,179	537
Other	1,370	1,095
Total services revenue	18,654	7,885
Products:
Food and beverage	4,093	1,224
Retail operations	1,037	681
Total products revenue	5,130	1,905
Total revenue	$23,784	$9,790

Timing of revenue recognition:
Services transferred over time	$18,654	$7,885
Products transferred at a point in time	5,130	1,905
Total revenue	$23,784	$9,790

Markets:
Banff Jasper Collection	$14,330	$8,460
Alaska Collection	497	289
Glacier Park Collection	1,009	578
FlyOver	4,139	463
Sky Lagoon(1)	3,809	—
Total revenue	$23,784	$9,790
(1)
We opened Pursuit’s Sky Lagoon attraction in Reykjavik, Iceland on April 30, 2021.

GES

During the first quarter of 2022, we changed our segment reporting as a result of operational changes and how our CODM reviews the financial performance of GES and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are Spiro and GES Exhibitions. As a result, we changed certain items in the following disaggregation of revenue table. All prior periods have been reclassified to conform to the new reporting structure.

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Service lines:
Spiro	$42,816	$12,059
GES Exhibitions	111,831	7,152
Intersegment eliminations	(1,071)	(66)
Total revenue	$153,576	$19,145

Timing of revenue recognition:
Services transferred over time	$132,483	$17,015
Products transferred over time(1)	7,938	417
Products transferred at a point in time	13,155	1,713
Total revenue	$153,576	$19,145

Geographical markets:
North America	$129,027	$15,858
EMEA	25,813	3,903
Intersegment eliminations	(1,264)	(616)
Total revenue	$153,576	$19,145

(1)
GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.
Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we registered 1,750,000 shares of common stock issuable under the 2017 Plan. As of March 31, 2022, there were 427,774 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation expense:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Performance-based restricted stock units	$14	$140
Restricted stock awards and restricted stock units	1,562	1,244
Stock options	590	379
Share-based compensation expense before income tax	2,166	1,763
Income tax benefit(1)	(17)	(27)
Share-based compensation expense, net of income tax	$2,149	$1,736
(1)
The 2022 and 2021 income tax benefit amount primarily reflects the tax benefit associated with our Canadian-based employees.

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

During the three months ended March 31, 2022, we granted PRSUs with a grant date fair value of $2.4 million, all of which are payable in shares.

In 2022, PRSUs granted in 2019 vested and we paid $0.4 million in cash. No PRSUs were paid in shares in 2022. In 2021, PRSUs granted in 2018 vested; however, as performance metrics were not achieved, no awards were paid in cash or in shares.

As of March 31, 2022, the unamortized cost of outstanding equity-based PRSUs was $4.6 million, which we expect to recognize over a weighted-average period of approximately 2.1 years. Liabilities related to liability-based PRSUs were $0.1 million as of March 31, 2022 and $0.7 million as of December 31, 2021.

The following table summarizes the activity of the outstanding PRSU awards:

	Equity-Based PRSUs		Liability-Based PRSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2021	134,152	$37.30	77,746	$57.13
Granted	65,000	$36.46	—	$—
Vested	—	$—	(36,758)	$58.31
Forfeited	—	$—	(461)	$56.23
Balance at March 31, 2022	199,152	$37.03	40,527	$56.06

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

As of March 31, 2022, the unamortized cost of outstanding equity-based restricted stock awards and restricted stock units was $8.0 million, which we expect to recognize over a weighted-average period of approximately 1.4 years. We withheld 14,750 shares for $0.5 million during the three months ended March 31, 2022 and 12,055 shares for $0.5 million during the three months ended March 31, 2021 related to tax withholding requirements on vested share-based awards.

Aggregate liabilities related to liability-based restricted stock units were $0.1 million as of March 31, 2022 and $0.2 million as of December 31, 2021. During the three months ended March 31, 2022, 3,709 restricted stock units vested, and we paid $0.1 million in cash. During the three months ended March 31, 2021, 3,174 restricted stock units vested, and we paid $0.1 million in cash.

The following table summarizes the activity of the outstanding restricted stock awards and restricted stock units:

	Equity-Based Restricted Stock Awards		Equity-Based Restricted Stock Units		Liability-Based Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2021	76,792	$52.83	239,188	$34.74	6,278	$55.93
Granted	—	$—	98,926	$33.96	—	$—
Vested	(51,331)	$52.05	(20,540)	$44.79	(3,709)	$56.66
Forfeited	(211)	$56.23	(2,811)	$36.87	(309)	$56.47
Balance at March 31, 2022	25,250	$54.39	314,763	$33.82	2,260	$54.75

Stock Options

We grant non-qualified stock options that are performance-based, as well as non-qualified stock options that are service-based. The performance-based awards are recognized on a straight-line basis over the respective performance period, and the underlying shares expected to be settled are adjusted each reporting period based on estimated future achievement of the respective performance metrics. The service-based awards are recognized on a straight-line basis over the requisite service period on a graded-vesting schedule ranging from one to three years.

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2021	312,008	$31.01
Granted	233,970	$33.96
Exercised	—	$—
Forfeited	(120,000)	$19.30
Options outstanding at March 31, 2022	425,978	$35.93	$1,139,798
Options exercisable at March 31, 2022	73,028	$36.29	$373,364
(1)
The aggregate intrinsic value of stock options outstanding represents the difference between our closing stock price at the end of the reporting period and the exercise price, multiplied by the number of in-the-money stock options.

The following table summarizes stock options outstanding and exercisable as of March 31, 2022:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$21.85	54,150	5.41	$21.85	27,075	$21.85
$33.96	233,970	6.90	$33.96	—	$—
$44.80	137,858	5.90	$44.80	45,953	$44.80
$21.85 - $44.80	425,978	6.39	$35.93	73,028	$36.29

The fair value of stock options granted in 2022 was estimated on the date of grant using the Black-Scholes option pricing model.

Following is additional information on stock options granted during the three months ended March 31, 2022 and the underlying assumptions used in assessing fair value:

Three Months Ended
March 31, 2022
Assumptions used to estimate fair value of stock options granted:
Risk-free interest rate	1.86%
Expected term (in years)	4.5
Expected volatility	58.3%
Expected dividend yield	—
Weighted average grant-date fair value per share of options granted	$16.50

As of March 31, 2022, the total unrecognized compensation cost related to non-vested stock option awards was $4.7 million. We expect to recognize such costs over a weighted-average period of approximately 1.7 years.

Note 4. Acquisitions

2021 Acquisition

Golden Skybridge

On March 18, 2021, we acquired a 60% controlling interest in the Golden Skybridge attraction for total cash consideration of $15 million Canadian dollars (approximately $12 million U.S. dollars), of which $6 million Canadian dollars (approximately $4.8 million U.S. dollars) were primarily used to fund additional experiences. The Golden Skybridge opened in June 2021.

The fair value of net assets acquired as of the acquisition date included $2.2 million U.S. dollars in property and equipment and $6.8 million U.S. dollars in noncontrolling interest. Under the acquisition method of accounting, the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired of $11.8 million U.S. dollars was recorded as “Goodwill.” Goodwill is included in the Pursuit reportable segment. The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to future growth opportunities when combined with our other businesses. Goodwill is not deductible for tax purposes. We included these assets in the Condensed Consolidated Balance Sheets from the date of acquisition.

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

The components of inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Raw materials	$1,882	$2,350
Finished goods	7,309	6,231
Inventories	$9,191	$8,581

Note 6. Other Current Assets

Other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Restricted cash	$5,035	$2,703
Prepaid software maintenance	4,105	4,154
Income tax receivable	2,350	1,901
Prepaid vendor payments	1,602	1,604
Prepaid taxes	106	456
Prepaid other	1,854	1,165
Other	1,675	2,097
Other current assets	$16,727	$14,080

Note 7. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Land and land interests	$30,621	$30,532
Buildings and leasehold improvements	411,581	407,930
Equipment and other	420,679	413,684
Gross property and equipment	862,881	852,146
Accumulated depreciation	(372,591)	(364,060)
Property and equipment, net (excluding finance leases)	490,290	488,086
Finance lease ROU assets, net	63,696	61,022
Property and equipment, net	$553,986	$549,108

Depreciation expense was $11.0 million for the three months ended March 31, 2022 and $10.9 million for the three months ended March 31, 2021.

Property and equipment purchased through accounts payable and accrued liabilities decreased $2.1 million during the three months ended March 31, 2022 and decreased $0.5 million during the three months ended March 31, 2021. Capitalized interest was $1.9 million for the three months ended March 31, 2022, which was primarily related to the development of Pursuit’s FlyOver attractions.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Self-insured liability receivable	$6,847	$6,847
Other mutual funds	4,005	4,057
Contract costs	2,763	2,685
Other	3,063	3,129
Other investments and assets	$16,678	$16,718

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Pursuit
Balance at December 31, 2021	$112,078
Foreign currency translation adjustments	1,155
Balance at March 31, 2022	$113,233

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

Other intangible assets consisted of the following:

		March 31, 2022			December 31, 2021
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	6.1	$36,048	$(28,277)	$7,771	$36,848	$(28,372)	$8,476
Operating contracts and licenses	35.5	41,354	(2,877)	38,477	40,927	(2,660)	38,267
In-place lease	12.9	15,628	(1,206)	14,422	15,464	(1,084)	14,380
Tradenames	4.1	5,685	(3,032)	2,653	5,626	(2,819)	2,807
Other	5.9	833	(149)	684	824	(139)	685
Total amortized intangible assets		99,548	(35,541)	64,007	99,689	(35,074)	64,615
Indefinite-lived intangible assets:
Business licenses		575	—	575	574	—	574
Other intangible assets		$100,123	$(35,541)	$64,582	$100,263	$(35,074)	$65,189

Intangible asset amortization expense was $1.2 million for both the three months ended March 31, 2022 and the three months ended March 31, 2021.

At March 31, 2022, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2022	$3,916
2023	4,491
2024	3,530
2025	2,233
2026	2,204
Thereafter	47,633
Total	$64,007

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Continuing operations:
Commissions payable	$8,862	$4,119
Accrued sales and use taxes	6,138	3,428
Self-insured liability	4,977	4,815
Accrued employee benefit costs	4,617	4,164
Accrued professional fees	2,035	1,671
Current portion of pension and postretirement liabilities	1,457	1,637
Accommodation service deposits	780	892
Accrued restructuring	544	864
Accrued interest payable	207	228
Other taxes	1,091	1,042
Other	5,571	4,963
Total continuing operations	36,279	27,823
Discontinued operations:
Self-insured liability	287	312
Environmental remediation liabilities	52	60
Other	94	94
Total discontinued operations	433	466
Total other current liabilities	$36,712	$28,289

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Continuing operations:
Foreign deferred tax liability	$25,620	$27,748
Multi-employer pension plan withdrawal liability	14,151	14,260
Self-insured excess liability	6,847	6,847
Self-insured liability	5,238	5,119
Accrued compensation	5,095	5,696
Accrued restructuring	2,664	2,571
Other	2,839	2,758
Total continuing operations	62,454	64,999
Discontinued operations:
Environmental remediation liabilities	2,169	2,168
Self-insured liability	1,514	1,535
Other	250	251
Total discontinued operations	3,933	3,954
Total other deferred items and liabilities	$66,387	$68,953

Note 12. Debt and Finance Obligations

The components of debt and finance obligations consisted of the following:

	March 31,	December 31,
(in thousands, except interest rates)	2022	2021
2021 Credit Facility, 5.5% weighted-average interest rate at March 31, 2022 and December 31, 2021, due through 2028(1)	$398,000	$399,000
FlyOver Iceland Credit Facility, 4.9% weighted-average interest rate at March 31, 2022 and December 31, 2021, due through 2025(1)	5,397	5,566
FlyOver Iceland Term Loans, 3.8% weighted-average interest rate at March 31, 2022 and December 31, 2021, due through 2024(1)	712	689
Less unamortized debt issuance costs	(14,419)	(14,804)
Total debt	389,690	390,451
Finance lease obligations, 9.1% weighted-average interest rate at March 31, 2022 and December 31, 2021, due through 2067	66,414	63,401
Financing arrangements	3,322	5,528
Total debt and finance obligations (2)(3)	459,426	459,380
Current portion	(11,270)	(12,800)
Long-term debt and finance obligations	$448,156	$446,580
(1)
Represents the weighted-average interest rate in effect at the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.
(2)
The estimated fair value of total debt and finance leases was $330.6 million as of March 31, 2022 and $328.9 million as of December 31, 2021. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.
(3)
Cash paid for interest on debt was $7.0 million during the three months ended March 31, 2022 and $5.7 million during the three months ended March 31, 2021.

2021 Credit Facility

Effective July 30, 2021, we entered into a new $500 million credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for a $400 million Term Loan B with a maturity date of July 30, 2028 and a $100 million revolving credit facility with a maturity date of July 30, 2026. The proceeds will be used to provide for financial flexibility to fund future acquisitions and growth initiatives and for general corporate purposes.

On March 23, 2022, we entered into an amendment to the 2021 Credit Facility, which modified the revolving credit facility’s financial covenants as detailed below.

Term Loan B

The $400 million Term Loan B proceeds were offset in part by $14.8 million in related fees. The proceeds from the Term Loan B were used to repay the $327 million outstanding balance under our then outstanding $450 million revolving credit facility. The interest rate on the Term Loan B is London Interbank Offered Rate (“LIBOR”) plus 5.00%, with a LIBOR floor of 0.50%. There are no financial covenants under the Term Loan B.

Revolving Credit Facility

The following are significant terms under the revolving credit facility, as amended:

•
Maintain minimum liquidity of $75 million until the compliance certificate and financial statements for the quarter ended September 30, 2022 are received by the administrative agent, with liquidity defined as unrestricted cash and available capacity on our revolving credit facility;
•
Financial covenants will first be tested as of September 30, 2022 as described below:
o
Maintain a total net leverage ratio of not greater than 5.25 to 1.00 at September 30, 2022 with a step-down to 4.75 to 1.00 at December 31, 2022, 4.50 to 1.00 at March 31, 2023, and 4.00 to 1.00 at June 30, 2023 and thereafter;
o
Maintain an interest coverage ratio of not less than 2.00 to 1.00 at September 30, 2022, with a step-up to 2.50 to 1.00 on December 31, 2022 and thereafter; and
o
Consolidated EBITDA (as defined in the 2021 Credit Facility) for the period January 1, 2022 through June 30, 2022 shall not be less than negative $10.0 million.

•
Interest rate during minimum liquidity period is LIBOR plus 3.50% and a 0.50% commitment fee; and
•
Interest rates during the leverage test period are based on the net leverage ratio and range from LIBOR plus 2.50% with an undrawn fee of 0.30% to LIBOR plus 3.50% with an undrawn fee of 0.50%.

As of March 31, 2022, capacity remaining under the 2021 Credit Facility was $87.4 million, reflecting the $100 million revolving credit facility less $12.6 million in outstanding letters of credit.

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

We entered into an addendum effective December 1, 2021 wherein the principal payments were deferred for twelve months beginning December 1, 2021, with the first payment due December 1, 2022. The addendum extended the maturity date to March 1, 2025 and provided for a semi-annual waiver of certain covenants through June 30, 2022 with the first testing date as of December 31, 2022. Conditions to the addendum included securing additional capital of ISK 75.0 million (approximately $0.6 million) in January 2022, which was completed, in order to strengthen FlyOver Iceland’s liquidity position. There were no other changes to the terms of the FlyOver Iceland Credit Facility.

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

Financing arrangements

We have insurance premium financing arrangements in order to finance certain of our insurance premium payments. The financing arrangements are payable within the next 12 months and bear a weighted average interest rate of 2.11%.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$—	$—	$—	$—
Other mutual funds (2)	4,005	4,005	—	—
Total assets at fair value on a recurring basis	$4,005	$4,005	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$11,003	$11,003	$—	$—
Other mutual funds (2)	4,057	4,057	—	—
Total assets at fair value on a recurring basis	$15,060	$15,060	$—	$—

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

Note 14. Loss Per Share

The components of basic and diluted loss per share are as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2022	2021
Net loss attributable to Viad	$(29,001)	$(43,152)
Convertible preferred stock dividends paid in cash	(1,950)	—
Convertible preferred stock dividends paid in kind	—	(1,898)
Adjustment to the redemption value of redeemable noncontrolling interest	(351)	(56)
Net loss allocated to Viad common stockholders (basic)	$(31,302)	$(45,106)
Add: Allocation to participating securities	—	—
Net loss allocated to Viad common stockholders (diluted)	$(31,302)	$(45,106)

Basic weighted-average outstanding common shares	20,518	20,370
Additional dilutive shares related to share-based compensation	—	—
Diluted weighted-average outstanding shares	20,518	20,370
Loss per share:
Basic loss attributable to Viad common stockholders	$(1.53)	$(2.21)
Diluted loss attributable to Viad common stockholders(1)	$(1.53)	$(2.21)

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

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Convertible preferred stock	6,674	6,494
Unvested restricted share-based awards	207	38
Unvested performance share-based awards	37	—
Stock options	166	57

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

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Dividends paid-in-kind increase the redemption value of the preferred stock. The redemption value of the preferred stock was $141.8 million as of March 31, 2022 and $139.9 million as of March 31, 2021. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the three months ended March 31, 2022, $2.0 million of dividends were declared all of which were paid in cash. We intend to pay preferred stock dividends in cash for the foreseeable future.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future. As of March 31, 2022, 546,283 shares remain available for repurchase. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(16,162)	$(11,267)	$(27,429)
Other comprehensive income before reclassifications	3,412	—	3,412
Amounts reclassified from AOCI, net of tax	—	407	407
Net other comprehensive income	3,412	407	3,819
Balance at March 31, 2022	$(12,750)	$(10,860)	$(23,610)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(16,686)	$(13,955)	$(30,641)
Other comprehensive loss before reclassifications	3,977	—	3,977
Amounts reclassified from AOCI, net of tax	—	121	121
Net other comprehensive income	3,977	121	4,098
Balance at March 31, 2021	$(12,709)	$(13,834)	$(26,543)

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

Note 17. Income Taxes

The effective tax rate was 7.8% for the three months ended March 31, 2022 and 6.3% for the three months ended March 31, 2021.

The income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The effective tax rates for the three months ended March 31, 2022 and 2021 were less than the federal statutory rate of 21% primarily as a result of excluding the tax benefits on losses recognized in the United States, United Kingdom, and other European countries where we have a valuation allowance.

We paid cash for incomes taxes of $1.4 million during the three months ended March 31, 2022 and $0.7 million during the three months ended March 31, 2021.

Note 18. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended March 31, 2022 and 2021 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$10	$13	$85	$113
Interest cost	125	114	54	55	88	76
Expected return on plan assets	(2)	(27)	—	—	(125)	(125)
Amortization of prior service credit	—	—	22	(1)	—	—
Recognized net actuarial loss	134	151	23	56	35	49
Net periodic benefit cost	$257	$238	$109	$123	$83	$113
Settlement cost	$115	$—	$—	$—	$533	$—
Total expenses	$372	$238	$109	$123	$616	$113

We expect to contribute $0.9 million to our funded pension plans, $0.9 million to our unfunded pension plans, and $0.8 million to our postretirement benefit plans in 2022. During the three months ended March 31, 2022, we contributed $0.2 million to our funded pension plans, $0.2 million to our unfunded pension plans, and $0.2 million to our postretirement benefit plans.

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

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2021	$1,976	$1,433	$26	$3,435
Restructuring charges	229	425	—	654
Cash payments	(82)	(429)	(53)	(564)
Non-cash items(1)	(355)	—	—	(355)
Adjustment to liability	(2)	1	39	38
Balance at March 31, 2022	$1,766	$1,430	$12	$3,208

(1)
Represents non-cash adjustments related to a write-down of certain ROU assets as a result of vacating certain facilities prior to the lease term during the three months ended March 31, 2022.

As of March 31, 2022, $1.5 million of the liabilities related to severance and employee benefits will remain unpaid by the end of 2022. The liabilities related to facilities primarily include non-lease expenses that will be paid over the remaining lease terms. Refer to Note 23 – Segment Information for information regarding restructuring charges by segment.

Note 20. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		March 31,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2022	2021
Assets:
Operating lease assets	Operating lease ROU assets	$104,057	$95,915
Finance lease assets	Property and equipment, net	63,696	61,022
Total lease assets		$167,753	$156,937

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$13,602	$12,451
Finance lease obligations	Current portion of debt and finance obligations	2,902	2,928
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	101,325	93,406
Finance lease obligations	Long-term debt and finance obligations	63,512	60,473
Total lease liabilities		$181,341	$169,258

The components of lease expense consisted of the following:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Finance lease cost:
Amortization of ROU assets	$1,051	$1,070
Interest on lease liabilities	1,435	1,315
Operating lease cost	5,822	6,270
Short-term lease cost	364	261
Variable lease cost	1,014	942
Total lease cost, net	$9,686	$9,858

Other information related to operating and finance leases are as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,798	$6,153
Operating cash flows from finance leases	$1,467	$274
Financing cash flows from finance leases	$724	$710
ROU assets obtained in exchange for lease obligations:
Operating leases	$5,560	$6,299
Finance leases	$3,107	$42,907

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term (years):
Operating leases	8.62	8.54
Finance leases	34.11	34.95
Weighted-average discount rate:
Operating leases	6.97%	6.86%
Finance leases	9.08%	9.06%

As of March 31, 2022, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2022	$16,842	$6,700	$23,542
2023	20,952	8,383	29,335
2024	19,060	7,299	26,359
2025	17,697	6,620	24,317
2026	17,319	6,411	23,730
Thereafter	68,801	187,778	256,579
Total future lease payments	160,671	223,191	383,862
Less: Amount representing interest	(45,744)	(156,777)	(202,521)
Present value of minimum lease payments	114,927	66,414	181,341
Current portion	13,602	2,902	16,504
Long-term portion	$101,325	$63,512	$164,837

As of March 31, 2022, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
Remainder of 2022	$1,056
2023	1,162
2024	941
2025	784
2026	625
Thereafter	920
Total minimum rents	$5,488

Leases Not Yet Commenced

As of March 31, 2022, we had executed a facility lease for which we did not have control of the underlying assets. Accordingly, we did not record the lease liability and ROU asset on our Condensed Consolidated Balance Sheets. This lease is for the new FlyOver attraction, FlyOver Canada Toronto. We expect the lease commencement date to begin in fiscal year 2022 with a lease term of 20 years.

Note 21. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of March 31, 2022 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of March 31, 2022, we had recorded environmental remediation liabilities of $2.2 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of March 31, 2022, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of March 31, 2022 would be $99.8 million. These guarantees relate to our leased equipment and facilities through January 2040. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

A significant number of our employees are unionized and we are a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If we are unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact our business and results of operations. We believe that relations with our employees are satisfactory and that collective-bargaining agreements expiring in 2022 will be renegotiated in the ordinary course of business. Although our labor relations are currently stable, disruptions could occur, with the possibility of an adverse impact on the operating results of GES.

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $10.2 million as of March 31, 2022, which includes $6.2 million related to workers’ compensation liabilities, and $4.0 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $1.8 million as of March 31, 2022. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.2 million as of March 31, 2022. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.6 million for the three months ended March 31, 2022 and $0.2 million for the three months ended March 31, 2021.

In addition, as of March 31, 2022, we have recorded insurance liabilities of $6.8 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.7 million is related to workers’ compensation liabilities and $0.1 million related to general/auto liability claims, which is recorded in “Other deferred items and liabilities” in the Condensed Consolidated Balance Sheets with a corresponding receivable in “Other investments and assets.”

Note 22. Noncontrolling Interests – Redeemable and Non-redeemable

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership increased to 56.4% as of March 31, 2022. Through Esja and its wholly-owned subsidiary, we are operating the FlyOver Iceland attraction.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2021	$5,444
Net loss attributable to redeemable noncontrolling interest	(138)
Adjustment to the redemption value	351
Foreign currency translation adjustment	49
Balance at March 31, 2022	$5,706

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2021	$15,315	$58,601	$11,640	$85,556
Net loss attributable to non-redeemable noncontrolling interest	(735)	(362)	(107)	(1,204)
Foreign currency translation adjustments	3	614	120	737
Balance at March 31, 2022	$14,583	$58,853	$11,653	$85,089
Equity ownership interest that we do not own	20%	40%	49%

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

During the first quarter of 2022, we changed our segment reporting as a result of operational changes and how our CODM reviews the financial performance of GES and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are Spiro and GES Exhibitions. We made no changes to the Pursuit reportable segment.

We measure the profit and performance of our operations on the basis of segment operating income (loss) which excludes restructuring charges and recoveries and impairment charges. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations.

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Revenue:
Pursuit	$23,784	$9,790
GES:
Spiro	42,816	12,059
GES Exhibitions	111,831	7,152
GES intersegment eliminations	(1,071)	(66)
Total GES	153,576	19,145
Total revenue	$177,360	$28,935

Segment operating loss:
Pursuit	$(21,198)	$(18,321)
GES:
Spiro	(239)	(7,169)
GES Exhibitions	(1,355)	(12,735)
Total GES	(1,594)	(19,904)
Segment operating loss	(22,792)	(38,225)
Corporate eliminations (1)	17	17
Corporate activities	(2,673)	(2,005)
Interest expense, net	(5,877)	(5,085)
Other expense, net	(638)	(360)
Restructuring charges:
Pursuit	—	(23)
Spiro	(418)	(50)
GES Exhibitions	(236)	(2,733)
Corporate	—	(20)
Impairment charges:
GES Exhibitions	(583)	—
Loss from continuing operations before income taxes	$(33,200)	$(48,484)

(1)
Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Additional information of our reportable segments is as follows:

	Three Months Ended March 31,
	March 31,
(in thousands)	2022	2021
Depreciation:
Pursuit	$7,782	$6,457
Spiro	929	1,497
GES Exhibitions	2,291	2,936
Corporate	4	12
	$11,006	$10,902
Amortization:
Pursuit	$1,179	$1,030
Spiro	52	130
GES Exhibitions	1,042	1,115
	$2,273	$2,275
Capital expenditures:
Pursuit	$11,491	$9,223
Spiro	144	148
GES Exhibitions	865	—
Corporate and other	70	—
	$12,570	$9,371

No asset information has been provided for our reportable segments as our CODM no longer reviews asset information by reportable segment.

Note 24. Subsequent Event

On April 6, 2022, we completed the acquisition of Glacier Raft Company for $26.5 million, subject to working capital and other customary adjustments. This acquisition was funded via cash on hand of approximately $11.5 million and borrowing under our revolving credit facility of $15.0 million. The Glacier Raft Company provides guided river rafting trips operating in Pursuit’s West Glacier, Montana operations. In addition to its rafting adventures, Glacier Raft Company owns 13 log cabins, a lodge, and a wedding venue located on 50 acres with views into Glacier National Park.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “seek,” “aim,” “potential,” “target,” “outlook,” and similar expressions are intended to identify our forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, initiatives, intentions, or goals also are forward-looking statements. These forward-looking statements are not historical facts and are subject to a host of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those in the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Risk Factors” (Part I, Item 1A) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) in our 2021 Form 10-K filed with the SEC, as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC. Such risks, uncertainties, and other important factors include, among others: the short- and longer-term effects of the COVID-19 pandemic, including the demand for travel, event business and travel experiences, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any future resurgence, including limiting or banning travel; the impact of the COVID-19 pandemic, or any future resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; and the pace of recovery following the COVID-19 pandemic or any future resurgence.

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

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, refer to “Risk Factors” (Part I, Item 1A) of our 2021 Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement except as required by applicable law or regulation.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our 2021 Form 10-K and the condensed consolidated financial statements and related notes included in this Form 10-Q. The MD&A is intended to assist in understanding our financial condition and results of operations.

Overview

We are a leading global provider of extraordinary experiences, including hospitality and leisure activities, experiential marketing, and live events. During the first quarter of 2022, we rebranded GES’ brand experiences business and introduced Spiro to the market to accelerate our growth by servicing the changing needs of today’s brand marketers across a broader spectrum of their experiential marketing needs.

We operate through three reportable segments: Pursuit, Spiro, and GES Exhibitions. The Spiro and GES Exhibitions reportable segments are both live event companies, and are collectively referred to as “GES.”

COVID-19 Pandemic

Starting in mid-March 2020, the COVID-19 pandemic created severe disruptions in the live event and tourism industries and those disruptions had a significant and negative impact on our operations and financial performance. We are not able to fully estimate the future impact of the pandemic on our business due to the evolving and uncertain nature of COVID-19, including ongoing vaccination and other mitigation efforts as well as the scope and magnitude of variants, infections, and hospitalizations. We will continue to evaluate and implement additional actions necessary to mitigate the negative financial and operational impact of COVID-19 on our business. For a discussion of COVID-19 related risks and uncertainties that may affect our business, refer to “Risk Factors” (Part I, Item 1A) of our 2021 Form 10-K.

Seasonality

Pursuit’s peak activity occurs during the summer months. During 2021, 82% of Pursuit’s revenue was earned in the second and third quarters. We seasonally closed Pursuit’s non-year-round properties during the first quarter of 2022.

GES’ live event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows. Some shows are not held annually and some shift between quarters. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next. During the first quarter of 2022, we saw an acceleration in the recovery of in-person trade shows as event organizers began to hold larger-scale face-to-face live events amid the COVID-19 pandemic.

Results of Operations

Financial Highlights

	Three Months Ended
	March 31,
(in thousands, except per share data)	2022	2021	Change vs. 2021
Total revenue	$177,360	$28,935	**
Net loss attributable to Viad	$(29,001)	$(43,152)	32.8%
Segment operating loss(1)	$(22,792)	$(38,225)	40.4%
Diluted loss per common share from continuing operations attributable to Viad common stockholders	$(1.54)	$(2.23)	30.9%

** Change is greater than +/- 100%

(1)
Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating loss, to the most directly comparable GAAP measure.

Three months ended March 31, 2022 compared with the three months ended March 31, 2021

•
Total revenue increased $148.4 million during the three months ended March 31, 2022 as the COVID-19 pandemic-related restrictions lessened and people felt more comfortable traveling and gathering in larger groups. Live events at GES increased as certain previously cancelled shows in 2021 and 2020 took place during the first quarter of 2022, although at reduced capacities from pre-COVID-19 levels. All of Pursuit’s year-round properties were open during the first quarter of 2022.
•
Net loss attributable to Viad improved $14.2 million during the three months ended March 31, 2022, primarily reflecting higher revenue during 2022 and a $2.2 million decrease in restructuring charges for the three months ended March 31, 2022.

•
Total segment operating loss improved $15.4 million during the three months ended March 31, 2022, primarily due to higher revenue at GES and Pursuit, offset in part by a $9.1 million gain on sale of a GES warehouse in Orlando in 2021.

Analysis of Revenue and Operating Results by Reportable Segment

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021	Change vs. 2021
Revenue(1):
Pursuit:
Attractions	$12,501	$2,256	**
Hospitality	9,415	6,941	35.6%
Transportation	1,288	533	**
Other	580	60	**
Total Pursuit	$23,784	$9,790	**

Segment operating loss(2):
Total Pursuit	$(21,198)	$(18,321)	(15.7)%

** Change is greater than +/- 100%

(1)
Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.
(2)
Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating loss, to the most directly comparable GAAP measure.

Three months ended March 31, 2022 compared with the three months ended March 31, 2021

Pursuit revenue increased $14.0 million, which reflects the continued strengthening of leisure travel demand as pandemic-related restrictions eased and as people started to feel more comfortable traveling. Pursuit’s new year-round attractions, the Sky Lagoon and FlyOver Las Vegas, contributed $5.1 million during the three months ended March 31, 2022. All of Pursuit’s year-round attractions and properties were open during the first quarter of 2022. Although most of Pursuit’s year-round attractions and properties were open during the first quarter of 2021, there was lower visitation due in part to pandemic-related capacity restrictions in addition to temporary government mandated closures at FlyOver Canada and FlyOver Iceland.

Pursuit segment operating loss increased $2.9 million primarily due to the increase in operating costs as all of Pursuit’s year-round properties operated at full capacity during the first quarter of 2022 and due to a $2.8 million prior year benefit from the Canadian government’s emergency wage subsidy program, offset in part by higher revenue.

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

The following table provides Pursuit’s key performance indicators.

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021				Change vs. 2021
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	291,578	106,629	184,949	57,486	—	—	57,486	**	**
Ticket revenue (in thousands)	$9,202	$4,154	$5,048	$1,484	$—	$3	$1,481	**	**
Effective ticket price	$31.56	$38.96	$27.30	$25.82	$—	$—	$25.77	22.2%	6.0%
Attractions revenue (in thousands)	$12,501	$5,123	$7,378	$2,256	$—	$5	$2,250	**	**
Revenue per attraction visitor	$42.88	$48.05	$39.89	$39.24	$—	$—	$39.15	9.3%	1.9%
Hospitality Key Performance Indicators:
Room nights available	119,049	—	119,049	109,909	—	$—	109,909	8.3%	8.3%
Rooms revenue (in thousands)	$6,903	$—	$6,903	$4,769	$—	$5	$4,764	44.7%	44.9%
RevPAR	$57.99	$—	$57.99	$43.39	$—	$—	$43.35	33.6%	33.8%
Occupancy	50.4%	0.0%	50.4%	42.6%	—		42.6%	18.4%	18.4%
ADR	$115.03	$—	$115.03	$101.89	—	$—	$101.77	12.9%	13.0%
Hospitality revenue (in thousands)	$9,415	$—	$9,415	$6,941	$—	$7	$6,934	35.6%	35.8%

** Change is greater than +/- 100%

(1)
New Experiences comprises the following attractions and/or lodging properties that were opened or acquired after January 1, 2021: Sky Lagoon (opened April 2021), the Golden Skybridge (opened June 2021), and FlyOver Las Vegas (opened September 2021).
(2)
Same-Store metrics include only attractions and lodging properties that Pursuit operated at full capacity, considering seasonal closures, for the entirety of both periods presented. For experiences located outside the United States, financial metric comparisons to the prior year are expressed on a constant U.S. dollar basis.
(3)
Foreign exchange rate variance effects (or “FX Impact”) represents the adjustments necessary to express prior financial metrics on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods to eliminate the impact of changes in exchange rates for same-store Pursuit experiences located outside of the United States.

Attractions. The increase in same-store visitors during 2022 was driven by higher visitation during the first quarter of 2022 due to border closures and travel restrictions during 2021 as a result of the COVID-19 pandemic in addition to the temporary government mandated closures at FlyOver Canada and FlyOver Iceland. Revenue per attraction increased due to higher effective ticket prices and ancillary revenue.

Hospitality. Room nights available increased as all of Pursuit’s year-round properties were open during the first quarter of 2022. Although most of Pursuit year-round properties were open during the first quarter of 2021, there was lower visitation due in part to pandemic-related capacity restrictions. The increase in RevPAR and ADR was primarily driven by revenue management efforts.

GES

During the first quarter of 2022, we changed our segment reporting as a result of operational changes and how our CODM reviews the financial performance of GES and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are Spiro and GES Exhibitions. We reclassified prior periods to conform to the current-period presentation.

The following table presents a comparison of GES’ reported revenue and segment operating loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021	Change vs. 2021
Revenue:
GES:
Spiro	$42,816	$12,059	**
GES Exhibitions	111,831	7,152	**
Intersegment eliminations	(1,071)	(66)	**
Total GES	$153,576	$19,145	**
Segment operating loss(1):
GES:
Spiro	$(239)	$(7,169)	96.7%
GES Exhibitions	(1,355)	(12,735)	89.4%
Total GES	$(1,594)	$(19,904)	92.0%

** Change is greater than +/- 100%

(1)
Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating loss, to the most directly comparable GAAP measure.

Three months ended March 31, 2022 compared with the three months ended March 31, 2021

Spiro and GES Exhibitions revenue increased $30.8 million and $104.7 million, respectively, as in-person event activity continued to improve due to the resumption of live event activity and the return of large-scale events that were canceled or postponed into the first half of 2021.

Spiro and GES Exhibitions segment operating loss improved $6.9 million and $11.4 million, respectively, primarily due to higher revenue and the continued focus on managing discretionary costs. GES Exhibitions’ operating loss improvement in 2022 was offset in part by a $9.1 million gain on sale of a GES warehouse in Orlando in 2021.

Other Expenses

	Three Months Ended
	March 31,
(in thousands)	2022	2021	Change vs. 2021
Corporate activities	$2,673	$2,005	33.3%
Interest expense, net	$5,877	$5,085	15.6%
Other expense, net	$638	$360	77.2%
Restructuring charges	$654	$2,826	(76.9)%
Impairment charges	$583	$—	**
Income tax benefit	$(2,582)	$(3,045)	(15.2)%
Income from discontinued operations	$275	$348	(21.0)%

** Change is greater than +/- 100%

Corporate Activities – The increase in corporate activities expense during the three months ended March 31, 2022 was primarily due to higher performance-based compensation expense.

Interest Expense, net – The increase in interest expense during the three months ended March 31, 2022 was primarily due to higher interest rates and higher debt balances in 2022, offset in part by $1.9 million in capitalized interest recorded during the three months ended March 31,2022.

Restructuring Charges – Restructuring charges during the three months ended March 31, 2022 were primarily related to severance and facility closures at GES. Restructuring charges during the three months ended March 31, 2021 were primarily related to facility closures and the elimination of certain positions at GES. In response to the COVID-19 pandemic, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments.

Impairment Charges – Impairment charges during the three months ended March 31, 2022 were related to certain software development costs that are no longer being utilized at GES.

Income Tax Benefit – The effective tax rate was 7.8% for the three months ended March 31, 2022 and 6.3% for the three months ended March 31, 2021. The effective tax rates for both the three months ended March 31, 2022 and 2021 were lower than the blended statutory rate primarily as a result of excluding the tax benefit on losses recognized in the United States, the United Kingdom, and other European countries where we have a valuation allowance.

Income from Discontinued Operations – Income from discontinued operations during the three months ended March 31, 2022 and 2021 was primarily attributable to insurance recoveries related to previously sold operations, offset in part by legal expenses.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $62.9 million as of March 31, 2022, as compared to $64.3 million as of December 31, 2021. Our total available liquidity was $145.3 million, including the available capacity on our revolving credit facility of $87.4 million ($100 million total facility size, less $12.6 million in outstanding letters of credit) and unrestricted cash of $57.9 million. During the three months ended March 31, 2022, net cash provided by operating activities was $17.9 million.

On August 5, 2020, we entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”) who made an investment of $135 million, offset in part by $9.2 million in fees, in newly issued perpetual convertible preferred stock that carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option (the “Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $21.25 per share. The proceeds from Crestview’s investment were used to repay a portion of our then outstanding $450 million revolving credit facility, which we subsequently refinanced in July 2021, and provided us additional short-term liquidity to fund capital expenditures and supported general corporate purposes.

Effective July 30, 2021, we entered into the new $500 million 2021 Credit Facility. The 2021 Credit Facility provides for a $400 million Term Loan B with a maturity date of July 30, 2028 and a $100 million revolving credit facility with a maturity date of July 30, 2026. The $400 million in Term Loan B proceeds were offset in part by $14.8 million in related fees. The proceeds from the Term Loan B were used to repay the $327 million outstanding balance under our then $450 million revolving credit facility. The $100 million revolving credit facility and the remaining proceeds from the Term Loan B have been and will be used to provide for financial flexibility to fund future acquisitions and growth initiatives and for general corporate purposes. On March 23, 2022, we entered into an amendment to the 2021 Credit Facility, which modified the revolving credit facility’s financial covenants. The amended 2021 Credit Facility requires us to maintain liquidity of $75 million under the revolving credit facility until financials and a compliance certificate for the quarter ended September 30, 2022 are provided to the banks, with liquidity defined as unrestricted cash and available capacity on our revolving credit facility, and other financial covenants that began January 1, 2022. Refer to Note 12 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

As of March 31, 2022, we held approximately $41.4 million of our cash and cash equivalents outside of the United States, consisting of $19.3 million in Canada, $8.8 million in the United Kingdom, $5.7 million in the Netherlands, $4.5 million in Iceland, and $3.1 million in certain other countries.

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital outlays, including approximately $100 million in capital expenditures and $26.5 million for the Glacier Raft Company acquisition, for at least the next 12 months.

Cash Flows

Operating Activities

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net loss	$(30,343)	$(45,091)
Depreciation and amortization	13,279	13,177
Deferred income taxes	(3,104)	(3,019)
Income from discontinued operations	(275)	(348)
Restructuring charges	654	2,826
Impairment charges	583	—
Gains on dispositions of property and other assets	(74)	(9,250)
Share-based compensation expense	2,166	1,763
Other non-cash items, net	2,836	(171)
Changes in assets and liabilities	32,201	7,394
Net cash provided by (used in) operating activities	$17,923	$(32,719)

The change in net cash provided by (used in) operating activities of $50.6 million was primarily due to improved operating results at GES and an increase to working capital.

Investing Activities

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Capital expenditures	$(12,570)	$(9,371)
Cash paid for acquisitions, net	—	(7,415)
Proceeds from dispositions of property and other assets	76	14,106
Net cash used in investing activities	$(12,494)	$(2,680)

The increase in net cash used in investing activities of $9.8 million was primarily due to the increase in capital expenditures whereas in the 2021 period we received proceeds of $14.1 million primarily from the sale of a GES warehouse in Orlando, offset in part by $7.4 million of cash paid for the acquisition of the Golden Skybridge.

Financing Activities

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Proceeds from borrowings	$1,013	$40,860
Payments on debt and finance obligations	(4,849)	(8,310)
Dividends paid on preferred stock	(1,950)	—
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	—	(809)
Payments of debt issuance costs	(313)	—
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(518)	(519)
Net cash (used in) provided by financing activities	$(6,617)	$31,222

The change in net cash provided by (used in) financing activities of $37.8 million was primarily due to net debt payments of $3.8 million during the three months ended March 31, 2022 compared to net debt proceeds of $32.6 million during the three months ended March 31, 2021.

Debt and Finance Obligations

Refer to Note 12 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion, all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future. As of March 31, 2022, 546,283 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date.

Additionally, we repurchased shares related to tax withholding requirements on vested restricted share-based awards.

Critical Accounting Policies and Estimates

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) of our 2021 Form 10-K for a discussion of our critical accounting policies and estimates.

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Overview and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information.

Non-GAAP Measures

In addition to disclosing financial results that are determined in accordance with United States generally accepted accounting principles (“GAAP”), we also disclose segment operating income (loss). Our use of segment operating income (loss) is supplemental to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP. As not all companies use identical calculations, segment operating income (loss) may not be comparable to similarly titled measures used by other companies. We believe that our use of segment operating income (loss) provides useful information to investors regarding our results of operations for trending, analyzing, and benchmarking our performance and the value of our business.

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

We believe segment operating income (loss) is a useful operating metric as it eliminates potential variations arising from taxes, debt service costs, impairment charges, restructuring charges, the reduction of income (loss) attributable to non-controlling interests, and the effects of discontinued operations, resulting in an additional measure considered to be indicative of our ongoing operations and segment performance. Although we use segment operating income (loss) to assess the performance of our business, the use of this measure is limited because this measure does not consider material costs, expenses, and other items necessary to operate our business. As segment operating income (loss) does not consider these items, net income (loss) attributable to Viad should be considered as an important measure of financial performance because it provides a more complete measure of our performance.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance

Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $12.8 million as of March 31, 2022 and $16.2 million as of December 31, 2021. We recorded unrealized foreign currency translation gains in other comprehensive income (loss) of $3.4 million during the three months ended March 31, 2022 and $4.0 million during the three months ended March 31, 2021.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions and loans denominated in currencies other than the functional currency of the respective subsidiary. As of March 31, 2022 and December 31, 2021, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations.

We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved, which information is incorporated by reference herein.

Item 1A. Risk Factors

In addition to other information set forth in this report, careful consideration should be given to the factors discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended March 31, 2022 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	786	$37.82	—	546,283
February 1, 2022 - February 28, 2022	—	$—	—	546,283
March 1, 2022 - March 31, 2022	8,872	$36.03	—	546,283
Total	9,658	$36.17	—	546,283

Pursuant to previously announced authorizations, our Board of Directors authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended future dividend payments and our share repurchase program for the foreseeable future. The Board of Directors’ authorization does not have an expiration date. During the first quarter of 2022, certain previously owned shares of common stock were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.1		First Amendment, among the Company, the other loan parties party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends the Credit Agreement, dated as of July 30, 2021, among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto from time to time.	8-K		10.1	3/24/2022

10.2	*	Form of Restricted Stock Unit Agreement by and between Viad Corp and David Barry, dated March 29, 2022.

10.3	*	Form of Restricted Stock Units Agreement - Non-Employee Directors (Crestview), effective as of February 24, 2022, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.

10.4	*	Form of Restricted Stock Units Agreement - Non-Employee Directors (Others), effective as of February 24, 2022, pursuant to the 2017 Corp Omnibus Incentive Plan.

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	Inline XBRL Instance Document

101.SCH	****	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The Inline XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

May 6, 2022	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer and Duly Authorized Officer