Form 10-Q
period 2022-06-30
VIAD CORP
filed 2022-08-05
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 2, 2022, there were 20,621,244 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$54,516	$61,600
Accounts receivable, net of allowances for doubtful accounts of $3,178 and $1,808, respectively	157,868	91,966
Inventories	14,940	8,581
Current contract costs	22,302	11,105
Prepaid insurance	5,625	10,284
Other current assets	18,802	14,080
Total current assets	274,053	197,616
Property and equipment, net	559,179	549,108
Other investments and assets	15,687	16,718
Operating lease right-of-use assets	99,644	95,915
Deferred income taxes	847	1,006
Goodwill	126,877	112,078
Other intangible assets, net	64,878	65,189
Total Assets	$1,141,165	$1,037,630
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$100,978	$69,657
Contract liabilities	66,522	39,141
Accrued compensation	27,605	12,788
Operating lease obligations	13,285	12,451
Other current liabilities	50,488	28,289
Current portion of debt and finance obligations	9,144	12,800
Total current liabilities	268,022	175,126
Long-term debt and finance obligations	469,289	446,580
Pension and postretirement benefits	23,995	23,692
Long-term operating lease obligations	97,277	93,406
Other deferred items and liabilities	68,803	68,953
Total liabilities	927,386	807,757
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding	132,591	132,591
Redeemable noncontrolling interest	5,823	5,444
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	570,496	566,741
Accumulated deficit	(362,782)	(349,720)
Accumulated other comprehensive loss	(35,094)	(27,429)
Common stock in treasury, at cost, 4,323,757 and 4,381,606 shares, respectively	(217,613)	(220,712)
Total Viad stockholders’ equity	(7,591)	6,282
Non-redeemable noncontrolling interest	82,956	85,556
Total stockholders’ equity	75,365	91,838
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,141,165	$1,037,630

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue:
Services	$254,132	$46,306	$405,269	$71,206
Products	65,071	14,927	91,294	18,962
Total revenue	319,203	61,233	496,563	90,168
Costs and expenses:
Costs of services	223,177	76,052	395,131	132,420
Costs of products	59,318	20,157	87,499	30,932
Corporate activities	3,440	3,006	6,113	5,011
Interest expense, net	7,761	5,565	13,638	10,650
Multi-employer pension plan withdrawal	—	57	—	57
Other expense, net	612	680	1,250	1,040
Restructuring charges	1,426	787	2,080	3,613
Impairment charges	—	—	583	—
Total costs and expenses	295,734	106,304	506,294	183,723
Income (loss) from continuing operations before income taxes	23,469	(45,071)	(9,731)	(93,555)
Income tax expense (benefit)	3,359	(2,166)	777	(5,211)
Income (loss) from continuing operations	20,110	(42,905)	(10,508)	(88,344)
Income (loss) from discontinued operations	52	(62)	327	286
Net income (loss)	20,162	(42,967)	(10,181)	(88,058)
Net (income) loss attributable to non-redeemable noncontrolling interest	(451)	510	753	1,955
Net loss attributable to redeemable noncontrolling interest	128	431	266	925
Net income (loss) attributable to Viad	$19,839	$(42,026)	$(9,162)	$(85,178)
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.64	$(2.18)	$(0.69)	$(4.41)
Discontinued operations attributable to Viad common stockholders	—	—	0.02	0.01
Net income (loss) attributable to Viad common stockholders	$0.64	$(2.18)	$(0.67)	$(4.40)
Weighted-average outstanding and potentially dilutive common shares	20,731	20,397	20,544	20,384
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.64	$(2.18)	$(0.69)	$(4.41)
Discontinued operations attributable to Viad common stockholders	—	—	0.02	0.01
Net income (loss) attributable to Viad common stockholders	$0.64	$(2.18)	$(0.67)	$(4.40)
Weighted-average outstanding common shares	20,571	20,397	20,544	20,384
Amounts attributable to Viad
Income (loss) from continuing operations	$19,787	$(41,964)	$(9,489)	$(85,464)
Income (loss) from discontinued operations	52	(62)	327	286
Net income (loss)	$19,839	$(42,026)	$(9,162)	$(85,178)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$20,162	$(42,967)	$(10,181)	$(88,058)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(11,543)	3,677	(8,131)	7,654
Change in net actuarial loss, net of tax (1)	59	1	466	178
Change in prior service cost, net of tax (1)	—	—	—	(56)
Comprehensive income (loss)	8,678	(39,289)	(17,846)	(80,282)
Non-redeemable noncontrolling interest:
Comprehensive income (loss) attributable to non-redeemable noncontrolling interest	(451)	510	753	1,955
Unrealized foreign currency translation adjustments	(2,014)	1,069	(1,277)	1,819
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	128	431	266	925
Comprehensive income (loss) attributable to Viad	$6,341	$(37,279)	$(18,104)	$(75,583)

(1) The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2021	$37,402	$566,741	$(349,720)	$(27,429)	$(220,712)	$6,282	$85,556	$91,838	$5,444	$132,591
Net loss	—	—	(29,001)	—	—	(29,001)	(1,204)	(30,205)	(138)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(349)	(349)	—	(349)	—	—
Employee benefit plans	—	(1,286)	—	—	1,972	686	—	686	—	—
Share-based compensation - equity awards	—	2,385	—	—	—	2,385	—	2,385	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,412	—	3,412	737	4,149	49	—
Amortization of net actuarial loss, net of tax	—	—	—	407	—	407	—	407	—	—
Other, net	—	(41)		—	—	(41)	—	(41)	351	—
Balance, March 31, 2022	$37,402	$567,799	$(380,671)	$(23,610)	$(219,089)	$(18,169)	$85,089	$66,920	$5,706	$132,591
Net income	—	—	19,839	—	—	19,839	451	20,290	(128)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Distributions from noncontrolling interest	—	—	—	—	—	—	(570)	(570)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(5)	(5)	—	(5)	—	—
Employee benefit plans	—	(648)	—	—	1,481	833	—	833	—	—
Share-based compensation - equity awards	—	3,370	—	—	—	3,370	—	3,370	—	—
Unrealized foreign currency translation adjustment	—	—	—	(11,543)	—	(11,543)	(2,014)	(13,557)	(167)	—
Amortization of net actuarial loss, net of tax	—	—	—	59	—	59	—	59	—	—
Other, net	—	(25)	—	—	—	(25)	—	(25)	412	—
Balance, June 30, 2022	$37,402	$570,496	$(362,782)	$(35,094)	$(217,613)	$(7,591)	$82,956	$75,365	$5,823	$132,591

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (Continued)

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2020	$37,402	$568,100	$(253,164)	$(30,641)	$(225,742)	$95,955	$78,144	$174,099	$5,225	$128,769
Net loss	—	—	(43,152)	—	—	(43,152)	(1,445)	(44,597)	(494)	—
Dividends on convertible preferred stock	—	(1,898)	—	—	—	(1,898)	—	(1,898)	—	1,898
Capital contribution (distributions) to (from) noncontrolling interest	—	—	—	—	—	—	(951)	(951)	142	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(519)	(519)	—	(519)	—	—
Employee benefit plans	—	(1,198)	—	—	1,578	380	—	380	—	—
Share-based compensation - equity awards	—	1,626	—	—	—	1,626	—	1,626	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,977	—	3,977	750	4,727	77	—
Amortization of net actuarial loss, net of tax	—	—	—	177	—	177	—	177	—	—
Amortization of prior service cost, net of tax	—	—	—	(56)	—	(56)	—	(56)	—	—
Acquisitions	—	—	—	—	—	—	6,759	6,759	—	—
Other, net	—	13	(1)	—	—	12	—	12	56	—
Balance, March 31, 2021	$37,402	$566,643	$(296,317)	$(26,543)	$(224,683)	$56,502	$83,257	$139,759	$5,006	$130,667
Net loss	—	—	(42,026)	—	—	(42,026)	(510)	(42,536)	(431)	—
Dividends on convertible preferred stock	—	(1,923)	—	—	—	(1,923)	—	(1,923)	—	1,923
Capital contribution to noncontrolling interest	—	—	—	—	—	—	7	7	124	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(82)	(82)	—	(82)	—	—
Employee benefit plans	—	(143)	—	—	641	498	—	498	—	—
Share-based compensation - equity awards	—	2,071	—	—	—	2,071	—	2,071	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,677	—	3,677	1,069	4,746	79	—
Amortization of net actuarial loss, net of tax	—	—	—	1	—	1	—	1	—	—
Other, net	—	10	—	—	23	33	(7)	26	547	1
Balance, June 30, 2021	$37,402	$566,658	$(338,343)	$(22,865)	$(224,101)	$18,751	$83,816	$102,567	$5,325	$132,591
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(10,181)	$(88,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,486	26,510
Deferred income taxes	(962)	(4,253)
Income from discontinued operations	(327)	(286)
Restructuring charges	2,080	3,613
Impairment charges	583	—
Gains on dispositions of property and other assets	(154)	(9,360)
Share-based compensation expense	5,469	4,216
Multi-employer pension plan withdrawal	—	57
Other non-cash items, net	5,384	(33)
Change in operating assets and liabilities:
Receivables	(67,166)	(7,056)
Inventories	(6,461)	(2,602)
Current contract costs	(11,946)	(4,372)
Accounts payable	32,942	6,456
Restructuring liabilities	(1,894)	(3,106)
Accrued compensation	12,586	7,145
Contract liabilities	27,167	27,770
Income taxes payable	(193)	160
Other assets and liabilities, net	30,605	3,650
Net cash provided by (used in) operating activities	44,018	(39,549)
Cash flows from investing activities
Capital expenditures	(31,639)	(24,763)
Cash paid for acquisitions, net	(25,494)	(7,606)
Proceeds from dispositions of property and other assets	161	14,227
Net cash used in investing activities	(56,972)	(18,142)
Cash flows from financing activities
Proceeds from borrowings	54,668	65,608
Payments on debt and finance obligations	(38,728)	(9,027)
Dividends paid on preferred stock	(3,900)	—
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(570)	(678)
Payments of debt issuance costs	(418)	(128)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(537)	(601)
Net cash provided by financing activities	10,515	55,174
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,924)	538
Net change in cash, cash equivalents, and restricted cash	(4,363)	(1,979)
Cash, cash equivalents, and restricted cash, beginning of year	64,303	41,971
Cash, cash equivalents, and restricted cash, end of period	$59,940	$39,992

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

Impact of COVID-19

Starting in mid-March 2020, the COVID-19 pandemic created severe disruptions in the live event and tourism industries, and those disruptions had a significant and negative impact on our operations and financial performance. We are not able to fully estimate the future impact of the pandemic on our business due to the evolving and uncertain nature of COVID-19, including the scope and magnitude of variants, infections and hospitalization rates, and any related government restrictions on travel or in-person events. We will continue to evaluate and implement additional actions necessary to mitigate the negative financial and operational impact of COVID-19 on our business.

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
ASU 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance

Amendment improves the transparency of disclosures about government assistance received by business entities by requiring annual disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements.

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

Cash, cash equivalents, and restricted cash balances presented in the Condensed Consolidated Statements of Cash Flows consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$54,516	$61,600
Restricted cash included in other current assets	5,424	2,703
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$59,940	$64,303

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

GES’ service revenue is primarily derived through its comprehensive range of marketing, event production, and other related services to event organizers and corporate brand marketers. GES’ service revenue is earned over time over the duration of the live event, which generally lasts one to three days. Revenue for goods and services provided for which we do not have control of the goods or services before that good or service is transferred to a customer is recorded on a net basis to reflect only the fees received for arranging these services. GES’ product revenue is derived from the build of exhibits, environments, and graphics and is recognized at a point in time upon delivery of the product.

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

Our operating and finance leases are primarily facility, equipment, and land leases. Our facility leases comprise mainly manufacturing facilities, sales and design facilities, offices, storage and/or warehouses, and truck marshaling yards for our GES business. These facility leases have lease terms ranging up to 24 years. Our equipment leases comprise mainly vehicles, hardware, and office equipment, each with various lease terms. Our land leases comprise mainly leases in Canada and Iceland on which our Pursuit hotels or attractions are located and have lease terms ranging up to 46 years.

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2021	$39,662
Cash additions	93,013
Revenue recognized	(58,618)
Foreign exchange translation adjustment	(7,121)
Balance at June 30, 2022	$66,936

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

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2021	$13,790
Additions	32,034
Expenses	(20,584)
Foreign exchange translation adjustment	(485)
Balance at June 30, 2022	$24,755

As of June 30, 2022, capitalized contract costs consisted of $0.2 million to obtain contracts and $24.6 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three and six months ended June 30, 2022 or 2021.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Services:
Ticket revenue	$29,337	$10,105	$38,539	$11,589
Rooms revenue	20,559	11,370	27,462	16,139
Transportation	3,755	923	4,934	1,460
Other	3,017	2,547	4,387	3,642
Total services revenue	56,668	24,945	75,322	32,830
Products:
Food and beverage	12,171	5,899	16,264	7,123
Retail operations	8,760	5,469	9,797	6,150
Total products revenue	20,931	11,368	26,061	13,273
Total revenue	$77,599	$36,313	$101,383	$46,103

Timing of revenue recognition:
Services transferred over time	$56,668	$24,945	$75,322	$32,830
Products transferred at a point in time	20,931	11,368	26,061	13,273
Total revenue	$77,599	$36,313	$101,383	$46,103

Markets:
Banff Jasper Collection	$38,962	$10,658	$53,292	$19,118
Alaska Collection	13,319	11,058	13,816	11,347
Glacier Park Collection	13,581	10,968	14,590	11,546
FlyOver	5,870	735	10,009	1,198
Sky Lagoon	5,867	2,894	9,676	2,894
Total revenue	$77,599	$36,313	$101,383	$46,103

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Service lines:
Spiro	$89,425	$11,944	$132,241	$24,003
GES Exhibitions	154,600	13,057	266,431	20,209
Intersegment eliminations	(2,421)	(81)	(3,492)	(147)
Total revenue	$241,604	$24,920	$395,180	$44,065

Timing of revenue recognition:
Services transferred over time	$197,464	$21,361	$329,947	$38,376
Products transferred over time(1)	16,025	733	23,963	1,150
Products transferred at a point in time	28,115	2,826	41,270	4,539
Total revenue	$241,604	$24,920	$395,180	$44,065

Geographical markets:
North America	$189,670	$19,472	$318,697	$35,330
EMEA	58,534	6,074	84,347	9,977
Intersegment eliminations	(6,600)	(626)	(7,864)	(1,242)
Total revenue	$241,604	$24,920	$395,180	$44,065

(1)
GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan, as amended, (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we reserved 1,750,000 shares of common stock for issuance under the 2017 Plan. On May 24, 2022, we amended and restated the 2017 Plan, which among other things, increased the number of shares reserved for issuance under the 2017 Plan by 840,000 shares, thus bringing the total number of reserved shares to 2,590,000. As of June 30, 2022, there were 1,176,507 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Performance-based restricted stock units	$705	$466	$719	$606
Restricted stock awards and restricted stock units	1,787	1,436	3,349	2,680
Stock options	811	551	1,401	930
Share-based compensation expense before income tax	3,303	2,453	5,469	4,216
Income tax benefit(1)	(30)	(28)	(47)	(55)
Share-based compensation expense, net of income tax	$3,273	$2,425	$5,422	$4,161
(1)
The 2022 and 2021 income tax benefit amount primarily reflects the tax benefit associated with our Canadian-based employees.

Note 4. Acquisitions

2022 Acquisition

Glacier Raft Company

On April 6, 2022, we acquired the Glacier Raft Company, which provides guided river rafting trips operating in Pursuit’s West Glacier, Montana operations. The Glacier Raft Company also owns 13 log cabins, a lodge, and a wedding venue located on 50 acres with views into Glacier National Park. The purchase price was $26.5 million in cash, subject to certain adjustments. This acquisition was funded via cash on hand of approximately $11.5 million and borrowings under our revolving credit facility of $15.0 million.

The following table summarizes the preliminary allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition. Due to the recent timing of the acquisition, the purchase price allocation is not yet finalized and is subject to change within the measurement period (up to one year from the acquisition date).

(in thousands)
Purchase price paid as:
Cash	$26,507
Working capital adjustment	(961)
Purchase price adjustment	125
Cash acquired	(177)
Purchase price, net of cash acquired	25,494

Fair value of net assets acquired:
Inventory	370
Prepaid expenses and other	57
Property and equipment	6,487
Intangible assets	3,400
Total assets acquired	10,314
Customer deposits	1,575
Other current liabilities	32
Total liabilities assumed	1,607
Total fair value of net assets acquired	8,707
Excess purchase price over fair value of net assets acquired (“goodwill”)	$16,787

Under the acquisition method of accounting, the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired was recorded as “Goodwill.” Goodwill is included in the Pursuit reportable segment. The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to future growth opportunities when combined with our other businesses. Goodwill is deductible for tax purposes. We included these assets in the Condensed Consolidated Balance Sheets from the date of acquisition.

Following are details of the purchase price allocated to the intangible assets acquired for the Glacier Raft Company:

(in thousands)	Amount	Weighted Average Life
Customer relationships	$1,800	12 years
Operating licenses	1,300	17 years
Trade name	300	8 years
Total	$3,400	13.6 years

Transaction costs associated with the acquisition were $0.1 million during 2022, which are included in “Costs of services” in the Condensed Consolidated Statements of Operations.

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

The components of inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Raw materials	$1,595	$2,350
Finished goods	13,345	6,231
Inventories	$14,940	$8,581

Note 6. Other Current Assets

Other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Restricted cash	$5,424	$2,703
Prepaid software maintenance	5,153	4,154
Income tax receivable	2,994	1,901
Prepaid vendor payments	1,705	1,604
Prepaid taxes	311	456
Prepaid other	1,698	1,165
Other	1,517	2,097
Other current assets	$18,802	$14,080

Note 7. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Land and land interests	$31,316	$30,532
Buildings and leasehold improvements	408,114	407,930
Equipment and other	436,076	413,684
Gross property and equipment	875,506	852,146
Accumulated depreciation	(378,428)	(364,060)
Property and equipment, net (excluding finance leases)	497,078	488,086
Finance lease ROU assets, net	62,101	61,022
Property and equipment, net	$559,179	$549,108

Depreciation expense was $10.8 million for the three months ended June 30, 2022 and $21.8 million for the six months ended June 30, 2022. Depreciation expense was $10.7 million for the three months ended June 30, 2021 and $21.6 million for the six months ended June 30, 2021.

Property and equipment purchased through accounts payable and accrued liabilities decreased $0.4 million during the six months ended June 30, 2022 and increased $4.2 million during the six months ended June 30, 2021. Capitalized interest was $0.7 million for the three months ended June 30, 2022 and $2.6 million for the six months ended June 30, 2022, which was primarily related to the development of Pursuit’s FlyOver attractions.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Self-insured liability receivable	$6,847	$6,847
Other mutual funds	3,459	4,057
Contract costs	2,453	2,685
Other	2,928	3,129
Other investments and assets	$15,687	$16,718

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Pursuit
Balance at December 31, 2021	$112,078
Business acquisition	16,787
Foreign currency translation adjustments	(1,988)
Balance at June 30, 2022	$126,877

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

Other intangible assets consisted of the following:

		June 30, 2022			December 31, 2021
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	7.2	$37,485	$(28,764)	$8,721	$36,848	$(28,372)	$8,476
Operating contracts and licenses	34.6	41,444	(3,113)	38,331	40,927	(2,660)	38,267
In-place lease	34.3	15,183	(1,280)	13,903	15,464	(1,084)	14,380
Tradenames	4.3	5,823	(3,128)	2,695	5,626	(2,819)	2,807
Other	5.7	810	(154)	656	824	(139)	685
Total amortized intangible assets		100,745	(36,439)	64,306	99,689	(35,074)	64,615
Indefinite-lived intangible assets:
Business licenses		572	—	572	574	—	574
Other intangible assets, net		$101,317	$(36,439)	$64,878	$100,263	$(35,074)	$65,189

Intangible asset amortization expense (excluding amortization expense of ROU assets) was $1.4 million for the three months ended June 30, 2022 and $2.6 million for the six months ended June 30, 2022. Intangible assets amortization expense was $1.6 million for the three months ended June 30, 2021 and $2.8 million for the six months ended June 30, 2021.

At June 30, 2022, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2022	$2,686
2023	4,710
2024	3,746
2025	2,439
2026	2,404
Thereafter	48,321
Total	$64,306

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Continuing operations:
Commissions payable	$9,786	$4,119
Accommodation service deposits	9,420	892
Accrued sales and use taxes	8,688	3,428
Self-insured liability	5,428	4,815
Accrued employee benefit costs	4,188	4,164
Accrued concession fees	3,089	964
Accrued professional fees	1,310	1,671
Current portion of pension and postretirement liabilities	1,457	1,637
Accrued restructuring	628	864
Accrued interest payable	233	228
Other taxes	1,252	1,042
Other	4,509	3,999
Total continuing operations	49,988	27,823
Discontinued operations:
Self-insured liability	354	312
Environmental remediation liabilities	52	60
Other	94	94
Total discontinued operations	500	466
Total other current liabilities	$50,488	$28,289

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Continuing operations:
Foreign deferred tax liability	$28,636	$27,748
Multi-employer pension plan withdrawal liability	14,041	14,260
Self-insured excess liability	6,847	6,847
Self-insured liability	4,944	5,119
Accrued compensation	4,708	5,696
Accrued restructuring	2,629	2,571
Other	3,144	2,758
Total continuing operations	64,949	64,999
Discontinued operations:
Environmental remediation liabilities	2,176	2,168
Self-insured liability	1,428	1,535
Other	250	251
Total discontinued operations	3,854	3,954
Total other deferred items and liabilities	$68,803	$68,953

Note 12. Debt and Finance Obligations

The components of debt and finance obligations consisted of the following:

	June 30,	December 31,
(in thousands, except interest rates)	2022	2021
2021 Credit Facility - Term Loan B, 6.1% interest rate at June 30, 2022 and 5.5% at December 31, 2021, due through 2028(1)	$397,000	$399,000
2021 Credit Facility - Revolving Credit Facility, 7.3% weighted-average interest rate at June 30, 2022, due through 2026(1)	15,000	—
Forest Park Hotel Construction Loan Facility, 4.8% interest rate at June 30, 2022, due through 2027(1)	8,634	—
FlyOver Iceland Credit Facility, 4.9% interest rate at June 30, 2022 and December 31, 2021, due through 2025(1)	5,123	5,566
FlyOver Iceland Term Loans, 8.6% weighted-average interest rate at June 30, 2022 and 3.8% at December 31, 2021, due through 2024(1)	679	689
Less unamortized debt issuance costs	(13,864)	(14,804)
Total debt	412,572	390,451
Finance lease obligations, 9.1% weighted-average interest rate at June 30, 2022 and December 31, 2021, due through 2067	64,895	63,401
Financing arrangements	966	5,528
Total debt and finance obligations (2)(3)	478,433	459,380
Current portion	(9,144)	(12,800)
Long-term debt and finance obligations	$469,289	$446,580
(1)
Represents the weighted-average interest rate in effect at the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.
(2)
The estimated fair value of total debt and finance leases was $340.8 million as of June 30, 2022 and $328.9 million as of December 31, 2021. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.
(3)
Cash paid for interest on debt was $14.6 million during the six months ended June 30, 2022 and $10.3 million during the six months ended June 30, 2021.

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
Maintain an interest coverage ratio of not less than 2.00 to 1.00 at September 30, 2022, with a step-up to 2.50 to 1.00 on December 31, 2022 and thereafter.
•
Interest rate during minimum liquidity period is LIBOR plus 3.50% and a 0.50% commitment fee; and
•
Interest rates during the leverage test period are based on the net leverage ratio and range from LIBOR plus 2.50% with an undrawn fee of 0.30% to LIBOR plus 3.50% with an undrawn fee of 0.50%.

On April 6, 2022, we borrowed $15.0 million from the revolving credit facility to partially fund the Glacier Raft Company acquisition. Refer to Note 4 – Acquisitions for additional information.

As of June 30, 2022, capacity remaining under the Revolving Credit Facility was $72.3 million, reflecting $100.0 million total facility size, less $15.0 million of borrowings and $12.7 million in outstanding letters of credit.

Forest Park Hotel Construction Loan Facility

Effective May 17, 2022, Pursuit, through a 60% owned subsidiary, entered into a construction loan facility for borrowings up to $17.0 million Canadian dollars (approximately $13.3 million U.S. dollars) for the development and construction of the Forest Park Hotel in Jasper National Park. The construction loan facility requires interest only payments through November 2023 at Canada Prime plus 2.35% per annum. After November 2023, the construction loan will be converted to a term loan and the interest rate will be at Canada Prime plus 1.50% per annum. The construction loan facility matures on May 17, 2027. As of June 30, 2022, funds of $5.9 million Canadian dollars (approximately $4.6 million U.S. dollars) were available. Construction of the Forest Park Hotel is expected to be completed in August 2022.

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

Financing arrangements

We have insurance premium financing arrangements in order to finance certain of our insurance premium payments. The financing arrangements are payable within the next 12 months and bear a weighted average interest rate of 2.7%.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$—	$—	$—	$—
Other mutual funds (2)	3,459	3,459	—	—
Total assets at fair value on a recurring basis	$3,459	$3,459	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$11,003	$11,003	$—	$—
Other mutual funds (2)	4,057	4,057	—	—
Total assets at fair value on a recurring basis	$15,060	$15,060	$—	$—

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

Note 14. Income (Loss) Per Share

The components of basic and diluted loss per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income (loss) attributable to Viad	$19,839	$(42,026)	$(9,162)	$(85,178)
Less: Allocation to participating securities	(4,293)	—	—	—
Convertible preferred stock dividends paid in cash	(1,950)	—	(3,900)	—
Convertible preferred stock dividends paid in kind	—	(1,923)	—	(3,821)
Adjustment to the redemption value of redeemable noncontrolling interest	(412)	(547)	(763)	(603)
Net income (loss) allocated to Viad common stockholders (basic)	$13,184	$(44,496)	$(13,825)	$(89,602)
Add: Allocation to participating securities	25	—	—	—
Net income (loss) allocated to Viad common stockholders (diluted)	$13,209	$(44,496)	$(13,825)	$(89,602)

Basic weighted-average outstanding common shares	20,571	20,397	20,544	20,384
Additional dilutive shares related to share-based compensation	160	—	—	—
Diluted weighted-average outstanding shares	20,731	20,397	20,544	20,384
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$0.64	$(2.18)	$(0.67)	$(4.40)
Diluted income (loss) attributable to Viad common stockholders(1)	$0.64	$(2.18)	$(0.67)	$(4.40)

(1)
Diluted loss per share amount cannot exceed basic loss per share.

Diluted loss per common share is calculated using the more dilutive of the two-class method or if-converted method. The two-class method uses net income (loss) available to common stockholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income (loss) available to common stockholders and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. We apply the two-class method in calculating income (loss) per common share as unvested share-based payment awards that contain nonforfeitable rights to dividends and preferred stock are considered participating securities. Accordingly, such securities are included in the earnings allocation in calculating income (loss) per share. The adjustment to the carrying value of the redeemable noncontrolling interest is reflected in income (loss) per common share.

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Convertible preferred stock	—	6,583	6,674	6,539
Unvested restricted share-based awards	17	161	168	172
Unvested performance share-based awards	33	34	51	23
Stock options	372	250	277	204

Note 15. Common and Preferred Stock

Convertible Series A Preferred Stock

On August 5, 2020, we entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”), relating to the issuance of 135,000 shares of newly issued Convertible Series A Preferred Stock, par value $0.01 per share (the “Convertible Preferred Stock”), for an aggregate purchase price of $135 million or $1,000 per share. The $135 million issuance was offset in part by $9.2 million of expenses related to the capital raise. We have classified the Convertible Preferred Stock as mezzanine equity in the Condensed Consolidated Balance Sheet due to the existence of certain change in control provisions that are not solely within our control.

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Dividends paid-in-kind increase the redemption value of the preferred stock. The redemption value of the preferred stock was $141.8 million as of June 30, 2022 and June 30, 2021. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the six months ended June 30, 2022, $3.9 million of dividends were declared, all of which were paid in cash. We intend to pay preferred stock dividends in cash for the foreseeable future.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program. As of June 30, 2022, 546,283 shares remain available for repurchase. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(16,162)	$(11,267)	$(27,429)
Other comprehensive income before reclassifications	(8,131)	—	(8,131)
Amounts reclassified from AOCI, net of tax	—	466	466
Net other comprehensive income (loss)	(8,131)	466	(7,665)
Balance at June 30, 2022	$(24,293)	$(10,801)	$(35,094)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(16,686)	$(13,955)	$(30,641)
Other comprehensive loss before reclassifications	7,654	—	7,654
Amounts reclassified from AOCI, net of tax	—	122	122
Net other comprehensive income	7,654	122	7,776
Balance at June 30, 2021	$(9,032)	$(13,833)	$(22,865)

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

Note 17. Income Taxes

The effective tax rate was 14.3% for the three months ended June 30, 2022 and a negative 8.0% for the six months ended June 30, 2022. The effective tax rate was 4.8% for the three months ended June 30, 2021 and 5.6% for the six months ended June 30, 2021.

The income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The effective tax rates for the three and six months ended June 30, 2022 and 2021 were less than the federal statutory rate of 21% primarily as a result of excluding the tax benefits on losses recognized in the United States, United Kingdom, and other European countries where we have a valuation allowance. The six months ended June 30, 2022 was also impacted by a change in income or loss between jurisdictions.

We received net cash refunds of $0.6 million during the three months ended June 30, 2022 and made cash payments for income taxes of $0.8 million during the six months ended June 30, 2022. We received cash refunds of $0.3 million during the three months ended June 30, 2021 and made cash payments for income taxes of $0.4 million during the six months ended June 30, 2021.

Note 18. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended June 30, 2022 and 2021 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$10	$15	$76	$117
Interest cost	125	91	54	40	79	80
Expected return on plan assets	51	12	—	—	(98)	(130)
Amortization of prior service credit	—	—	22	(2)	—	—
Recognized net actuarial loss	134	159	23	42	36	50
Net periodic benefit cost	$310	$262	$109	$95	$93	$117
Settlement cost	$—	$—	$—	$—	$—	$—
Total expenses	$310	$262	$109	$95	$93	$117

The components of net periodic benefit cost of our pension and postretirement benefit plans for the six months ended June 30, 2022 and 2021 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$20	$28	$161	$230
Interest cost	250	205	108	95	167	156
Expected return on plan assets	49	(15)	—	—	(223)	(255)
Amortization of prior service credit	—	—	44	(3)	—	—
Recognized net actuarial loss	268	310	46	98	71	99
Net periodic benefit cost	$567	$500	$218	$218	$176	$230
Settlement cost	$115	$—	$—	$—	$533	$—
Total expenses	$682	$500	$218	$218	$709	$230

We expect to contribute $0.9 million to our funded pension plans, $0.9 million to our unfunded pension plans, and $0.8 million to our postretirement benefit plans in 2022. During the six months ended June 30, 2022, we contributed $0.4 million to our funded pension plans, $0.3 million to our unfunded pension plans, and $0.3 million to our postretirement benefit plans.

Note 19. Restructuring Charges

GES

As part of our efforts to drive efficiencies and simplify our business operations, we took certain restructuring actions designed to simplify and transform GES for greater profitability. In response to the COVID-19 pandemic, in 2020, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments. These initiatives resulted in restructuring charges related to the elimination of certain positions and continuing to reduce our facility footprint at GES.

Other Restructurings

We recorded restructuring charges in connection with the consolidation of certain support functions at our corporate headquarters and certain reorganization activities within Pursuit. These charges primarily consist of severance and related benefits due to headcount reductions.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2021	$1,976	$1,433	$26	$3,435
Restructuring charges	377	1,673	30	2,080
Cash payments	(316)	(719)	(83)	(1,118)
Non-cash items(1)	(355)	(812)	—	(1,167)
Adjustment to liability	(2)	(10)	39	27
Balance at June 30, 2022	$1,680	$1,565	$12	$3,257

(1)
Represents non-cash adjustments related to a write-down of certain ROU assets and leasehold improvements as a result of vacating certain facilities during the first quarter of 2022 prior to the lease term.

As of June 30, 2022, $1.5 million of the liabilities related to severance and employee benefits will remain unpaid by the end of 2022. The liabilities related to facilities primarily include non-lease expenses that will be paid over the remaining lease terms. Refer to Note 23 – Segment Information for information regarding restructuring charges by segment.

Note 20. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		June 30,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2022	2021
Assets:
Operating lease assets	Operating lease ROU assets	$99,644	$95,915
Finance lease assets	Property and equipment, net	62,101	61,022
Total lease assets		$161,745	$156,937

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$13,285	$12,451
Finance lease obligations	Current portion of debt and finance obligations	2,899	2,928
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	97,277	93,406
Finance lease obligations	Long-term debt and finance obligations	61,996	60,473
Total lease liabilities		$175,457	$169,258

The components of lease expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of ROU assets	$1,045	$1,068	$2,096	$2,138
Interest on lease liabilities	1,467	1,473	2,902	2,788
Operating lease cost	6,204	5,893	12,026	12,163
Short-term lease cost	749	198	1,113	459
Variable lease cost	1,532	1,092	2,546	2,034
Total lease cost, net	$10,997	$9,724	$20,683	$19,582

Other information related to operating and finance leases are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,069	$6,460	$11,867	$12,613
Operating cash flows from finance leases	$1,499	$933	$2,966	$1,207
Financing cash flows from finance leases	$873	$684	$1,597	$1,394
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,380	$12,636	$10,711	$18,935
Finance leases	1,217	—	$4,324	$41,709

			June 30,	December 31,
			2022	2021
Weighted-average remaining lease term (years):
Operating leases			8.60	8.54
Finance leases			33.76	34.95
Weighted-average discount rate:
Operating leases			7.00%	6.86%
Finance leases			9.08%	9.06%

As of June 30, 2022, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2022	$11,029	$4,759	$15,788
2023	20,921	8,630	29,551
2024	18,894	7,554	26,448
2025	17,636	6,785	24,421
2026	17,266	6,527	23,793
Thereafter	69,123	185,673	254,796
Total future lease payments	154,869	219,928	374,797
Less: Amount representing interest	(44,307)	(155,033)	(199,340)
Present value of minimum lease payments	110,562	64,895	175,457
Current portion	13,285	2,899	16,184
Long-term portion	$97,277	$61,996	$159,273

As of June 30, 2022, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
Remainder of 2022	$748
2023	1,229
2024	990
2025	836
2026	682
Thereafter	936
Total minimum rents	$5,421

Lease Not Yet Commenced

As of June 30, 2022, we had executed three facility leases for which we did not have control of the underlying assets. Accordingly, we did not record the lease liabilities and ROU assets on our Condensed Consolidated Balance Sheets. One of these leases is for the new FlyOver attraction, FlyOver Canada Toronto. We expect the lease commencement date for FlyOver Canada Toronto to begin in early 2023 with a lease term of 20 years.

Note 21. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of June 30, 2022 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

On July 18, 2020, an off-road Ice Explorer operated by our Pursuit business was involved in an accident while enroute to the Athabasca Glacier, resulting in three fatalities and multiple other serious injuries. We continue to support the victims and their families. We immediately reported the accident to our relevant insurance carriers, who are also supporting the investigation and subsequent claims. In May 2022, we received charges from the Canadian office of Occupational Health and Safety in relation to this accident. As we review these charges, we continue to cooperate fully with regulatory agencies regarding this accident. In addition, we believe that our reserves and, subject to customary deductibles, our insurance coverage is sufficient to cover potential claims and regulatory fines related to this accident.

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of June 30, 2022, we had recorded environmental remediation liabilities of $2.2 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of June 30, 2022, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of June 30, 2022 would be $95.9 million. These guarantees relate to our leased equipment and facilities through January 2040. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

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

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $10.4 million as of June 30, 2022, which includes $5.9 million related to workers’ compensation liabilities, and $4.5 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $1.8 million as of June 30, 2022. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.2 million as of June 30, 2022. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.0 million for the three months ended June 30, 2022 and $2.6 million for the six months ended June 30, 2022 and $0.9 million for the three months ended June 30, 2021 and $1.1 million for the six months ended June 30, 2021.

In addition, as of June 30, 2022, we have recorded insurance liabilities of $6.8 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.7 million is related to workers’ compensation liabilities and $0.1 million is related to general/auto liability claims, which is recorded in “Other deferred items and liabilities” in the Condensed Consolidated Balance Sheets with a corresponding receivable in “Other investments and assets.”

Note 22. Noncontrolling Interests – Redeemable and Non-redeemable

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership increased to 56.4% as of June 30, 2022. Through Esja and its wholly-owned subsidiary, we are operating the FlyOver Iceland attraction.

The minority Esja shareholders have the right to sell (or “put”) their Esja shares to us based on a multiple of 5.0x EBITDA as calculated on the trailing 12 months from the most recently completed quarter before the put option exercise. The put option is only exercisable after August 2022 (the “Reference Date”), and in the event the FlyOver Iceland attraction has earned a minimum of €3.25 million in unadjusted EBITDA during the most recent fiscal year and during the trailing 12-month period prior to exercise (the “Put Option Condition”). The put option is exercisable during a period of 12 months following the Reference Date (the “Option Period”) if the Put Option Condition has been met. If the Put Option Condition has not been met during the first Option Period, the Reference Date will be extended for an additional 12 months up to three times. If after 72 months, the FlyOver Iceland attraction has not achieved the Put Option Condition, the put option expires. If the Put Option Condition is met during any of the Option Periods, yet the shares are not exercised prior to the end of the 12-month Option Period, the put option will expire.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2021	$5,444
Net loss attributable to redeemable noncontrolling interest	(266)
Adjustment to the redemption value	763
Foreign currency translation adjustment	(118)
Balance at June 30, 2022	$5,823

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2021	$15,315	$58,601	$11,640	$85,556
Net income (loss) attributable to non-redeemable noncontrolling interest	(721)	68	(100)	(753)
Distributions to non-controlling interests	—	(570)	—	(570)
Foreign currency translation adjustments	(3)	(1,050)	(224)	(1,277)
Balance at June 30, 2022	$14,591	$57,049	$11,316	$82,956
Equity ownership interest that we do not own	20%	40%	49%

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

We measure the profit and performance of our operations on the basis of segment operating income (loss) which excludes restructuring charges, impairment charges, multi-employer pension plan withdrawal, and certain other corporate expenses that are not allocated to the reportable segments. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations.

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Revenue:
Pursuit	$77,599	$36,313	$101,383	$46,103
GES:
Spiro	89,425	11,944	132,241	24,003
GES Exhibitions	154,600	13,057	266,431	20,209
GES intersegment eliminations	(2,421)	(81)	(3,492)	(147)
Total GES	241,604	24,920	395,180	44,065
Total revenue	$319,203	$61,233	$496,563	$90,168

Segment operating income (loss):
Pursuit	$5,571	$(8,097)	$(15,627)	$(26,418)
GES:
Spiro	14,847	(7,211)	14,608	(14,380)
GES Exhibitions	16,273	(19,686)	14,918	(32,421)
Total GES	31,120	(26,897)	29,526	(46,801)
Segment operating income (loss)	36,691	(34,994)	13,899	(73,219)
Corporate eliminations (1)	17	18	34	35
Corporate activities	(3,440)	(3,006)	(6,113)	(5,011)
Interest expense, net	(7,761)	(5,565)	(13,638)	(10,650)
Multi-employer pension plan withdrawal	—	(57)	—	(57)
Other expense, net	(612)	(680)	(1,250)	(1,040)
Restructuring charges:
Pursuit	—	—	—	(23)
Spiro	(808)	(126)	(1,226)	(176)
GES Exhibitions	(588)	(661)	(824)	(3,394)
Corporate	(30)	—	(30)	(20)
Impairment charges:
GES Exhibitions	—	—	(583)	—
Income (loss) from continuing operations before income taxes	$23,469	$(45,071)	$(9,731)	$(93,555)

(1)
Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Additional information of our reportable segments is as follows:

	Three Months Ended		Six Months Ended June 30,
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Depreciation:
Pursuit	$7,866	$6,546	$15,648	$13,003
Spiro	852	1,032	1,781	2,529
GES Exhibitions	2,070	3,084	4,361	6,020
Corporate	14	12	18	24
	$10,802	$10,674	$21,808	$21,576
Amortization:
Pursuit	$1,316	$1,439	$2,495	$2,469
Spiro	51	122	103	252
GES Exhibitions	1,038	1,098	2,080	2,213
	$2,405	$2,659	$4,678	$4,934
Capital expenditures:
Pursuit	$17,219	$14,396	$28,710	$23,619
Spiro	442	146	586	294
GES Exhibitions	1,383	702	2,248	702
Corporate and other	25	148	95	148
	$19,069	$15,392	$31,639	$24,763

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

COVID-19 Pandemic

Starting in mid-March 2020, the COVID-19 pandemic created severe disruptions in the live event and tourism industries, and those disruptions had a significant and negative impact on our operations and financial performance. We are not able to fully estimate the future impact of the pandemic on our business due to the evolving and uncertain nature of COVID-19, including the scope and magnitude of variants, infections and hospitalization rates, and any related government restrictions on travel or in-person events. We will continue to evaluate and implement additional actions necessary to mitigate the negative financial and operational impact of COVID-19 on our business. For a discussion of COVID-19 related risks and uncertainties that may affect our business, refer to “Risk Factors” (Part I, Item 1A) of our 2021 Form 10-K.

Seasonality

Pursuit’s peak activity occurs during the summer months. During 2021, 82% of Pursuit’s revenue was earned in the second and third quarters.

GES’ live event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows. Some shows are not held annually and some shift between quarters. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next. During the first half of 2022, we saw an acceleration in the recovery of in-person trade shows as event organizers began to hold larger-scale face-to-face live events amid the COVID-19 pandemic.

Results of Operations

Financial Highlights

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands, except per share data)	2022	2021	% Change	2022	2021	% Change
Total revenue	$319,203	$61,233	**	$496,563	$90,168	**
Net income (loss) attributable to Viad	$19,839	$(42,026)	**	$(9,162)	$(85,178)	89.2%
Segment operating income (loss)(1)	$36,691	$(34,994)	**	$13,899	$(73,219)	**
Diluted income (loss) per common share from continuing operations attributable to Viad common stockholders	$0.64	$(2.18)	**	$(0.69)	$(4.41)	84.4%

** Change is greater than +/- 100%

(1)
Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Three months ended June 30, 2022 compared with the three months ended June 30, 2021

•
Total revenue increased $258.0 million during the three months ended June 30, 2022 as COVID-19 pandemic-related restrictions lessened and people felt more comfortable traveling and gathering in larger groups. Live event activity at GES improved with the resumption of in-person and large-scale events. Pursuit resumed seasonal operations during the second quarter of 2022 and experienced strong leisure demand as long-haul international tourism continued to recover.
•
Net income attributable to Viad improved $61.9 million during the three months ended June 30, 2022, primarily reflecting higher revenue during the 2022 period.

•
Total segment operating income improved $71.7 million during the three months ended June 30, 2022, primarily due to higher revenue at GES and Pursuit.

Six months ended June 30, 2022 compared with the six months ended June 30, 2021

•
Total revenue increased $406.4 million during the six months ended June 30, 2022 as in-person event activity at GES continued to improve and as certain previously cancelled shows in 2021 took place during the first half of 2022, although at reduced capacities from pre-COVID-19 levels. Pursuit experienced increased visitation at our Canadian attractions during the six months ended June 30, 2022, which were impacted in 2021 by border restrictions.
•
Net loss attributable to Viad decreased $76.0 million during the six months ended June 30, 2022, primarily reflecting higher revenue during the 2022 period.
•
Total segment operating income improved $87.1 million during the six months ended June 30, 2022, primarily due to higher revenue at GES and Pursuit, offset in part by a $9.1 million gain on sale of a GES warehouse in Orlando in the 2021 period.

Analysis of Revenue and Operating Results by Reportable Segment

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income (loss) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue(1):
Pursuit:
Attractions	$39,096	$12,929	**	$51,597	$15,185	**
Hospitality	34,101	21,879	55.9%	43,516	28,820	51.0%
Transportation	3,837	974	**	5,125	1,507	**
Other	565	531	6.4%	1,145	591	93.7%
Total Pursuit	$77,599	$36,313	**	$101,383	$46,103	**

Segment operating income (loss)(2):
Total Pursuit	$5,571	$(8,097)	**	$(15,627)	$(26,418)	40.8%

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

Three months ended June 30, 2022 compared with the three months ended June 30, 2021

Pursuit revenue increased $41.3 million from the prior year period primarily due to favorable visitation at our Canadian attractions, which were impacted in 2021 by border restrictions, and temporary government mandated closures at FlyOver Canada and reduced hours at FlyOver Iceland. Pursuit’s new attractions that were opened or acquired after January 1, 2021, including the Sky Lagoon, FlyOver Las Vegas, the Glacier Raft Company, and the Golden Skybridge, contributed incremental revenue of $5.8 million during the three months ended June 30, 2022.

Pursuit segment operating income improved $13.7 million from the prior year period primarily due to the increase in revenue, offset in part by increased operating costs as all of Pursuit’s properties operated at full capacity during the second quarter of 2022 and due to a $3.6 million prior year benefit from the Canadian government’s emergency wage subsidy program that did not exist in 2022.

Six months ended June 30, 2022 compared with the six months ended June 30, 2021

Pursuit revenue increased $55.3 million from the prior year period, which reflects the continued strengthening of leisure travel demand as long-haul visitation volume continued to recover. The growth in revenue was largely the result of stronger visitation at our Canadian attractions, which were impacted in 2021 by border restrictions, and temporary government mandated closures at FlyOver Canada and FlyOver Iceland. Pursuit’s new attractions, the Sky Lagoon, FlyOver Las Vegas, the Glacier Raft Company, and the Golden Skybridge contributed incremental revenue of $10.9 million during the six months ended June 30, 2022.

Pursuit segment operating loss improved $10.8 million from the prior year period primarily due to the increase in revenue offset in part by the increase in operating costs as all of Pursuit’s year-round and seasonal properties operated at full capacity during the first half of 2022 and due to a $6.5 million prior year benefit from the Canadian government’s emergency wage subsidy program that did not exist in 2022.

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

The following table provides Pursuit’s key performance indicators.

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	742,920	168,910	574,010	204,286	49,078	—	155,208	**	**
Ticket revenue (in thousands)	$29,337	$7,090	$22,247	$10,105	$2,405	$276	$7,424	**	**
Effective ticket price	$39.49	$41.98	$38.77	$49.46	$49.00	$—	$47.83	(20.2)%	(19.0)%
Attractions revenue (in thousands)	$39,096	$8,936	$30,160	$12,929	$3,127	$381	$9,421	**	**
Revenue per attraction visitor	$52.62	$52.90	$52.54	$63.29	$63.71	$—	$60.70	(16.8)%	(13.4)%
Hospitality Key Performance Indicators:
Room nights available	156,306	1,403	154,903	151,159	—	$—	151,159	3.4%	2.5%
Rooms revenue (in thousands)	$20,559	$317	$20,242	$11,370	$—	$177	$11,193	80.8%	80.8%
RevPAR	$131.53	$225.94	$130.69	$75.22	$—	$—	$74.05	74.9%	76.5%
Occupancy	67.9%	61.6%	68.0%	40.7%	—	—	40.7%	66.8%	67.1%
ADR	$193.70	$366.89	$192.33	$184.63	—	$—	$181.75	4.9%	5.8%
Hospitality revenue (in thousands)	$34,101	$429	$33,672	$21,879	$—	$230	$21,649	55.9%	55.5%

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	1,034,498	275,539	758,959	261,772	49,078	—	212,694	**	**
Ticket revenue (in thousands)	$38,539	$11,244	$27,295	$11,589	$2,405	$272	$8,912	**	**
Effective ticket price	$37.25	$40.81	$35.96	$44.27	$49.00	$—	$41.90	(15.9)%	(14.2)%
Attractions revenue (in thousands)	$51,597	$14,059	$37,538	$15,185	$3,127	$386	$11,672	**	**
Revenue per attraction visitor	$49.88	$51.02	$49.46	$58.01	$63.71	$—	$54.88	(14.0)%	(9.9)%
Hospitality Key Performance Indicators:
Room nights available	268,242	1,403	266,839	261,068	—	$—	261,068	2.7%	2.2%
Rooms revenue (in thousands)	$27,462	$317	$27,145	$16,139	$—	$182	$15,957	70.2%	70.1%
RevPAR	$102.38	$225.94	$101.73	$61.82	$—	$—	$61.12	65.6%	66.4%
Occupancy	61.9%	61.6%	62.0%	41.5%	—		41.5%	49.2%	49.4%
ADR	$165.28	$366.89	$164.20	$148.90	—	$—	$147.21	11.0%	11.5%
Hospitality revenue (in thousands)	$43,516	$429	$43,087	$28,820	$—	$237	$28,583	51.0%	50.7%

** Change is greater than +/- 100%

(1)
New Experiences comprises the following attractions that were opened or acquired after January 1, 2021: Sky Lagoon (opened April 2021), the Golden Skybridge (opened June 2021), FlyOver Las Vegas (opened September 2021) and the Glacier Raft Company (acquired April 2022).
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

Attractions. The increase in same-store visitors during 2022 was driven by higher visitation during the first half of 2022, which was impacted in 2021 by border closures and travel restrictions as a result of the COVID-19 pandemic in addition to the temporary government mandated closures at FlyOver Canada and FlyOver Iceland. Revenue per attraction decreased due to increased visitation to attractions with lower ticket prices, which caused our weighted-average effective ticket price to go down.

Hospitality. Room nights available increased as pandemic-related capacity restrictions were lifted in 2022. The increase in RevPAR and ADR was primarily driven by revenue management efforts.

GES

During the first quarter of 2022, we changed our segment reporting as a result of operational changes and how our CODM reviews the financial performance of GES and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are Spiro and GES Exhibitions. We reclassified prior periods to conform to the current-period presentation.

The following table presents a comparison of GES’ reported revenue and segment operating income (loss) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue:
GES:
Spiro	$89,425	$11,944	**	$132,241	$24,003	**
GES Exhibitions	154,600	13,057	**	266,431	20,209	**
Intersegment eliminations	(2,421)	(81)	**	(3,492)	(147)	**
Total GES	$241,604	$24,920	**	$395,180	$44,065	**
Segment operating income (loss)(1):
GES:
Spiro	$14,847	$(7,211)	**	$14,608	$(14,380)	**
GES Exhibitions	16,273	(19,686)	**	14,918	(32,421)	**
Total GES	$31,120	$(26,897)	**	$29,526	$(46,801)	**

** Change is greater than +/- 100%

(1)
Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Three months ended June 30, 2022 compared with the three months ended June 30, 2021

Spiro and GES Exhibitions revenue increased $77.5 million and $141.5 million, respectively, as in-person event activity continued to improve due to the resumption of live event activity and the return of large-scale events that were canceled or postponed into the first half of 2021. Spiro continued to win new clients and benefit from increased client spend, and GES Exhibitions’ same-show revenue continued to improve.

Spiro and GES Exhibitions segment operating income improved $22.1 million and $36.0 million, respectively, primarily due to higher revenue and the continued focus on managing discretionary costs.

Six months ended June 30, 2022 compared with the six months ended June 30, 2021

Spiro and GES Exhibitions revenue increased $108.2 million and $246.2 million, respectively, as in-person event activity continued to improve due to the resumption of live event activity and the return of large-scale events that were canceled or postponed into the first half of 2021.

Spiro and GES Exhibitions segment operating income improved $29.0 million and $47.3 million, respectively, primarily due to higher revenue and the continued focus on managing discretionary costs. GES Exhibitions’ segment operating loss during the six months ended June 30, 2021 included a $9.1 million gain on sale of a GES warehouse in Orlando.

Other Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Corporate activities	$3,440	$3,006	14.4%	$6,113	$5,011	22.0%
Interest expense, net	$7,761	$5,565	39.5%	$13,638	$10,650	28.1%
Other expense, net	$612	$680	(10.0)%	$1,250	$1,040	20.2%
Restructuring charges	$1,426	$787	81.2%	$2,080	$3,613	(42.4)%
Impairment charges	$—	$—	**	$583	$—	**
Income tax expense (benefit)	$3,359	$(2,166)	**	$777	$(5,211)	**
Income (loss) from discontinued operations	$52	$(62)	**	$327	$286	14.3%

** Change is greater than +/- 100%

Corporate Activities – The increase in corporate activities expense during the three and six months ended June 30, 2022 was primarily due to higher performance-based compensation expense.

Interest Expense, net – The increase in interest expense during the three and six months ended June 30, 2022 was primarily due to higher interest rates and higher debt balances in 2022, offset in part by $0.7 million in capitalized interest recorded during the three months ended June 30, 2022 and $2.6 million during the six months ended June 30, 2022.

Restructuring Charges – Restructuring charges during the three and six months ended June 30, 2022 and 2021 were primarily related to facility closures and severance at GES. In response to the COVID-19 pandemic, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments.

Income Tax Expense (Benefit) – The effective tax rate was 14.3% for the three months ended June 30, 2022 and 4.8% for the three months ended June 30, 2021. The effective tax rate was a negative 8.0% for the six months ended June 30, 2022 and 5.6% for six months ended June 30, 2021. The effective tax rates were lower than the blended statutory rate primarily as a result of excluding the tax benefit on losses recognized in the United States, the United Kingdom, and other European countries where we have a valuation allowance. The six months ended June 30, 2022 was also impacted by a change in income or loss between jurisdictions.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $59.9 million as of June 30, 2022, as compared to $64.3 million as of December 31, 2021. Our total available liquidity was $126.8 million, including the available capacity on our revolving credit facility of $72.3 million ($100.0 million total facility size, less $15.0 million of borrowings and $12.7 million in outstanding letters of credit) and unrestricted cash of $54.5 million. During the six months ended June 30, 2022, net cash provided by operating activities was $44.0 million.

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

As of June 30, 2022, we held approximately $52.2 million of our cash and cash equivalents outside of the United States, consisting of $26.7 million in Canada, $7.6 million in the United Kingdom, $6.7 million in the Netherlands, $5.8 million in Iceland, $3.1 million in the United Arab Emirates, and $2.3 million in certain other countries.

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital outlays, including approximately $100 million in capital expenditures for at least the next 12 months.

Cash Flows

Operating Activities

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Net loss	$(10,181)	$(88,058)
Depreciation and amortization	26,486	26,510
Deferred income taxes	(962)	(4,253)
Income from discontinued operations	(327)	(286)
Restructuring charges	2,080	3,613
Impairment charges	583	—
Gains on dispositions of property and other assets	(154)	(9,360)
Share-based compensation expense	5,469	4,216
Multi-employer pension plan withdrawal	—	57
Other non-cash items, net	5,384	(33)
Changes in operating assets and liabilities	15,640	28,045
Net cash provided by (used in) operating activities	$44,018	$(39,549)

The change in net cash provided by (used in) operating activities of $83.6 million was primarily due to improved operating results at GES and Pursuit, offset in part by a decrease to working capital.

Investing Activities

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Capital expenditures	$(31,639)	$(24,763)
Cash paid for acquisitions, net	(25,494)	(7,606)
Proceeds from dispositions of property and other assets	161	14,227
Net cash used in investing activities	$(56,972)	$(18,142)

The increase in net cash used in investing activities of $38.8 million was primarily due to the Glacier Raft Company acquisition and an increase in capital expenditures, whereas in the 2021 period we received proceeds of $14.1 million primarily from the sale of a GES warehouse in Orlando, offset in part by cash paid for the acquisition of the Golden Skybridge in 2021.

Financing Activities

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Proceeds from borrowings	$54,668	$65,608
Payments on debt and finance obligations	(38,728)	(9,027)
Dividends paid on preferred stock	(3,900)	—
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(570)	(678)
Payments of debt issuance costs	(418)	(128)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(537)	(601)
Net cash provided by financing activities	$10,515	$55,174
The decrease in net cash provided by financing activities of $44.7 million was primarily due to net debt proceeds of $15.9 million during the six months ended June 30, 2022 compared to $56.6 million during the six months ended June 30, 2021.

Debt and Finance Obligations

Refer to Note 12 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion, all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future. As of June 30, 2022, 546,283 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date.

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

Non-GAAP Measure

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

“Segment operating income (loss)” is net income (loss) attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment charges, multi-employer pension plan withdrawal, and certain other corporate expenses that are not allocated to the reportable segments and the reduction for income (loss) attributable to noncontrolling interests. Segment operating income (loss) is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $24.3 million as of June 30, 2022 and $16.2 million as of December 31, 2021. We recorded unrealized foreign currency translation losses in other comprehensive income (loss) of $8.1 million during the six months ended June 30, 2022 and gains of $7.7 million during the six months ended June 30, 2021.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions and loans denominated in currencies other than the functional currency of the respective subsidiary. As of June 30, 2022 and December 31, 2021, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations.

We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended June 30, 2022 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	32	$36.00	—	546,283
May 1, 2022 - May 31, 2022	105	$33.10	—	546,283
June 1, 2022 - June 30, 2022	—	$—	—	546,283
Total	137	$33.78	—	546,283

Pursuant to previously announced authorizations, our Board of Directors authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended future dividend payments and our share repurchase program for the foreseeable future. The Board of Directors’ authorization does not have an expiration date. During the second quarter of 2022, certain previously owned shares of common stock were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.1		2017 Viad Corp Omnibus Incentive Plan, amended and restated effective May 24, 2022.	8-K		10.1	5/26/2022

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	Inline XBRL Instance Document

101.SCH	****	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The Inline XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

August 5, 2022	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer and Duly Authorized Officer