Form 10-Q
period 2022-09-30
VIAD CORP
filed 2022-11-04
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 1, 2022, there were 20,670,196 shares of Common Stock ($1.50 par value) outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity for the Three Months Ended March 31, June 30, and September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6.	Exhibits	45
Items 3-5	Not applicable

SIGNATURES		47

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$79,151	$61,600
Accounts receivable, net of allowances for doubtful accounts of $3,248 and $1,808, respectively	150,281	91,966
Inventories	11,212	8,581
Current contract costs	25,114	11,105
Prepaid insurance	11,535	10,284
Other current assets	20,345	14,080
Total current assets	297,638	197,616
Property and equipment, net	543,498	549,108
Other investments and assets	16,606	16,718
Operating lease right-of-use assets	107,442	95,915
Deferred income taxes	866	1,006
Goodwill	119,416	112,078
Other intangible assets, net	59,167	65,189
Total Assets	$1,144,633	$1,037,630
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$99,428	$69,657
Contract liabilities	62,146	39,141
Accrued compensation	25,996	12,788
Operating lease obligations	13,958	12,451
Other current liabilities	48,249	28,289
Current portion of debt and finance obligations	16,614	12,800
Total current liabilities	266,391	175,126
Long-term debt and finance obligations	450,085	446,580
Pension and postretirement benefits	22,881	23,692
Long-term operating lease obligations	105,740	93,406
Other deferred items and liabilities	70,300	68,953
Total liabilities	915,397	807,757
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding	132,591	132,591
Redeemable noncontrolling interest	5,257	5,444
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	570,913	566,741
Accumulated deficit	(324,587)	(349,720)
Accumulated other comprehensive loss	(61,010)	(27,429)
Common stock in treasury, at cost, 4,272,936 and 4,381,606 shares, respectively	(214,959)	(220,712)
Total Viad stockholders’ equity	7,759	6,282
Non-redeemable noncontrolling interest	83,629	85,556
Total stockholders’ equity	91,388	91,838
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,144,633	$1,037,630

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue:
Services	$306,199	$182,964	$711,468	$254,170
Products	76,522	50,635	167,816	69,597
Total revenue	382,721	233,599	879,284	323,767
Costs and expenses:
Costs of services	246,472	150,983	641,603	283,403
Costs of products	64,932	42,497	152,431	73,429
Corporate activities	3,768	3,093	9,881	8,104
Interest expense, net	10,252	9,518	23,890	20,168
Other expense, net	280	466	1,530	1,563
Restructuring charges	1,387	2,186	3,467	5,799
Impairment charges	—	—	583	—
Total costs and expenses	327,091	208,743	833,385	392,466
Income (loss) from continuing operations before income taxes	55,630	24,856	45,899	(68,699)
Income tax expense	9,802	5,329	10,579	118
Income (loss) from continuing operations	45,828	19,527	35,320	(68,817)
Income (loss) from discontinued operations	(42)	248	285	534
Net income (loss)	45,786	19,775	35,605	(68,283)
Net income attributable to non-redeemable noncontrolling interest	(5,729)	(5,004)	(4,976)	(3,049)
Net loss attributable to redeemable noncontrolling interest	88	296	354	1,221
Net income (loss) attributable to Viad	$40,145	$15,067	$30,983	$(70,111)
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$1.38	$0.45	$0.88	$(3.80)
Discontinued operations attributable to Viad common stockholders	—	0.01	0.01	0.03
Net income (loss) attributable to Viad common stockholders	$1.38	$0.46	$0.89	$(3.77)
Weighted-average outstanding and potentially dilutive common shares	20,889	20,742	20,781	20,396
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$1.40	$0.45	$0.88	$(3.80)
Discontinued operations attributable to Viad common stockholders	—	0.01	0.01	0.03
Net income (loss) attributable to Viad common stockholders	$1.40	$0.46	$0.89	$(3.77)
Weighted-average outstanding common shares	20,612	20,420	20,567	20,396
Amounts attributable to Viad
Income (loss) from continuing operations	$40,187	$14,819	$30,698	$(70,645)
Income (loss) from discontinued operations	(42)	248	285	534
Net income (loss)	$40,145	$15,067	$30,983	$(70,111)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$45,786	$19,775	$35,605	$(68,283)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(26,427)	(8,634)	(34,558)	(980)
Change in net actuarial loss, net of tax (1)	444	83	910	261
Change in prior service cost, net of tax (1)	67	—	67	(56)
Comprehensive income (loss)	19,870	11,224	2,024	(69,058)
Non-redeemable noncontrolling interest:
Comprehensive income attributable to non-redeemable noncontrolling interest	(5,729)	(5,004)	(4,976)	(3,049)
Unrealized foreign currency translation adjustments	(5,056)	(1,960)	(6,333)	(141)
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	88	296	354	1,221
Comprehensive income (loss) attributable to Viad	$9,173	$4,556	$(8,931)	$(71,027)

(1) The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2021	$37,402	$566,741	$(349,720)	$(27,429)	$(220,712)	$6,282	$85,556	$91,838	$5,444	$132,591
Net loss	—	—	(29,001)	—	—	(29,001)	(1,204)	(30,205)	(138)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(349)	(349)	—	(349)	—	—
Employee benefit plans	—	(1,286)	—	—	1,972	686	—	686	—	—
Share-based compensation - equity awards	—	2,385	—	—	—	2,385	—	2,385	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,412	—	3,412	737	4,149	49	—
Amortization of net actuarial loss, net of tax	—	—	—	407	—	407	—	407	—	—
Other, net	—	(41)	—	—	—	(41)	—	(41)	351	—
Balance, March 31, 2022	$37,402	$567,799	$(380,671)	$(23,610)	$(219,089)	$(18,169)	$85,089	$66,920	$5,706	$132,591
Net income	—	—	19,839	—	—	19,839	451	20,290	(128)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Distributions from noncontrolling interest	—	—	—	—	—	—	(570)	(570)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(5)	(5)	—	(5)	—	—
Employee benefit plans	—	(648)	—	—	1,481	833	—	833	—	—
Share-based compensation - equity awards	—	3,370	—	—	—	3,370	—	3,370	—	—
Unrealized foreign currency translation adjustment	—	—	—	(11,543)	—	(11,543)	(2,014)	(13,557)	(167)	—
Amortization of net actuarial loss, net of tax	—	—	—	59	—	59	—	59	—	—
Other, net	—	(25)	—	—	—	(25)	—	(25)	412	—
Balance, June 30, 2022	$37,402	$570,496	$(362,782)	$(35,094)	$(217,613)	$(7,591)	$82,956	$75,365	$5,823	$132,591
Net income	—	—	40,145	—	—	40,145	5,729	45,874	(88)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Employee benefit plans	—	(2,079)	—	—	2,655	576	—	576	—	—
Share-based compensation - equity awards	—	2,492	—	—	—	2,492	—	2,492	—	—
Unrealized foreign currency translation adjustment	—	—	—	(26,427)	—	(26,427)	(5,056)	(31,483)	(478)	—
Amortization of net actuarial loss, net of tax	—	—	—	444	—	444	—	444	—	—
Amortization of prior service cost, net of tax	—	—	—	67	—	67	—	67	—	—
Other, net	—	4	—	—	(1)	3	—	3	—	—
Balance, September 30, 2022	$37,402	$570,913	$(324,587)	$(61,010)	$(214,959)	$7,759	$83,629	$91,388	$5,257	$132,591

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (Continued)
(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2020	$37,402	$568,100	$(253,164)	$(30,641)	$(225,742)	$95,955	$78,144	$174,099	$5,225	$128,769
Net loss	—	—	(43,152)	—	—	(43,152)	(1,445)	(44,597)	(494)	—
Dividends on convertible preferred stock	—	(1,898)	—	—	—	(1,898)	—	(1,898)	—	1,898
Capital contribution (distributions) to (from) noncontrolling interest	—	—	—	—	—	—	(951)	(951)	142	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(519)	(519)	—	(519)	—	—
Employee benefit plans	—	(1,198)	—	—	1,578	380	—	380	—	—
Share-based compensation - equity awards	—	1,626	—	—	—	1,626	—	1,626	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,977	—	3,977	750	4,727	77	—
Amortization of net actuarial loss, net of tax	—	—	—	177	—	177	—	177	—	—
Amortization of prior service cost, net of tax	—	—	—	(56)	—	(56)	—	(56)	—	—
Acquisitions	—	—	—	—	—	—	6,759	6,759	—	—
Other, net	—	13	(1)	—	—	12	—	12	56	—
Balance, March 31, 2021	$37,402	$566,643	$(296,317)	$(26,543)	$(224,683)	$56,502	$83,257	$139,759	$5,006	$130,667
Net loss	—	—	(42,026)	—	—	(42,026)	(510)	(42,536)	(431)	—
Dividends on convertible preferred stock	—	(1,923)	—	—	—	(1,923)	—	(1,923)	—	1,923
Capital contribution to noncontrolling interest	—	—	—	—	—	—	7	7	124	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(82)	(82)	—	(82)	—	—
Employee benefit plans	—	(143)	—	—	641	498	—	498	—	—
Share-based compensation - equity awards	—	2,071	—	—	—	2,071	—	2,071	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,677	—	3,677	1,069	4,746	79	—
Amortization of net actuarial loss, net of tax	—	—	—	1	—	1	—	1	—	—
Other, net	—	10	—	—	23	33	(7)	26	547	1
Balance, June 30, 2021	$37,402	$566,658	$(338,343)	$(22,865)	$(224,101)	$18,751	$83,816	$102,567	$5,325	$132,591
Net income (loss)	—	—	15,067	—	—	15,067	5,004	20,071	(296)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Capital contributions (distributions) to (from) noncontrolling interest	—	—	—	—	—	-	(216)	(216)	16	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(29)	(29)	—	(29)	—	—
Employee benefit plans	—	(1,751)	—	—	1,950	199	—	199	—	—
Share-based compensation - equity awards	—	2,163	—	—	—	2,163	—	2,163	—	—
Unrealized foreign currency translation adjustment	—	—	—	(8,634)	—	(8,634)	(1,960)	(10,594)	(282)	—
Amortization of net actuarial loss, net of tax	—	—	—	83	—	83	—	83	—	—
Other, net	—	(19)	-	—	(23)	(42)	7	(35)	488	—
Balance, September 30, 2021	$37,402	$567,051	$(325,226)	$(31,416)	$(222,203)	$25,608	$86,651	$112,259	$5,251	$132,591

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$35,605	$(68,283)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,442	39,986
Deferred income taxes	346	(131)
Income from discontinued operations	(285)	(534)
Restructuring charges	3,467	5,799
Impairment charges	583	—
Gains on dispositions of property and other assets	(209)	(9,345)
Share-based compensation expense	7,998	5,960
Multi-employer pension plan withdrawal	—	57
Other non-cash items, net	6,933	4,642
Change in operating assets and liabilities:
Receivables	(62,503)	(53,998)
Inventories	(3,125)	(68)
Current contract costs	(15,333)	(10,123)
Accounts payable	34,939	39,204
Restructuring liabilities	(2,442)	(4,413)
Accrued compensation	11,093	7,611
Contract liabilities	24,174	26,386
Income taxes payable	8,538	(181)
Other assets and liabilities, net	16,264	14,718
Net cash provided by (used in) operating activities	105,485	(2,713)
Cash flows from investing activities
Capital expenditures	(54,770)	(45,187)
Cash paid for acquisitions, net	(25,494)	(7,704)
Proceeds from dispositions of property and other assets	237	14,292
Net cash used in investing activities	(80,027)	(38,599)
Cash flows from financing activities
Proceeds from borrowings	94,849	451,350
Payments on debt and finance obligations	(86,643)	(335,665)
Dividends paid on preferred stock	(5,850)	(1,950)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(570)	(798)
Payments of debt issuance costs	(418)	(1,767)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(940)	(1,119)
Net cash provided by financing activities	428	110,051
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,989)	2,551
Net change in cash, cash equivalents, and restricted cash	19,897	71,290
Cash, cash equivalents, and restricted cash, beginning of year	64,303	41,971
Cash, cash equivalents, and restricted cash, end of period	$84,200	$113,261

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

Spiro

Spiro is an experiential marketing agency that partners with leading brands around the world to manage and elevate their global experiential marketing activities. Spiro builds immersive experiences with its clients starting with the strategic plan, creating the content and design, and finishing with the delivery and execution. Spiro delivers a broad range of unique and impactful experiences for its clients, including meetings and events, exhibition and program management, environments and permanent installations, brand and product activations, and marketing and measurement.

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

Impact of COVID-19 and Macroeconomic Factors

The COVID-19 pandemic continues to impact the economies of countries in which we operate, including supply chain and labor challenges, and the ability of guests to travel from certain countries. However, during 2022 international tourism and live event activity have continued to improve and demand for our products and services remained strong. It is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting from the preventative measures taken to contain or mitigate its outbreak, therefore no assurance can be given that an extended period of global economic disruption would not have a material adverse impact on our business, financial condition and results of operations in future periods.

During 2022, changes in macroeconomic facts and circumstances, particularly high inflation and the resulting rise in interest rates has increased our interest expense. The additional impacts of these macroeconomic developments on our operations cannot be predicted with certainty, but could have adverse effects on our business, financial condition, and results of operations in future periods.

Impact of Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements:

Standard	Description	Date of adoption	Effect on the financial statements
Standards Not Yet Adopted
Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

Amendment relates to the application of Topic 805, Business Combinations, to contracts with a customer acquired in a business combination after the acquirer has adopted Topic 606. ASU 2021-08 requires contract assets and contract liabilities to be accounted for as if they (the acquirer) entered into the original contract at the same time and same date as the acquiree.

1/1/2023

We are currently evaluating the potential impact of the adoption of this new guidance on our consolidated financial statements. We do not expect this new guidance will have a material impact on our consolidated financial statements.

ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations

Amendment requires that a buyer in a supplier finance program disclose key terms about the program in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations.

1/1/2023

This new guidance will expand our disclosures within the scope of this new standard that are reflected in the financial statements as of the adoption date. It does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. We do not expect this new standard to have a material impact on our related disclosures.

Standard	Description	Date of adoption	Effect on the financial statements
Standards Recently Adopted
ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity

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

Cash, cash equivalents, and restricted cash balances presented in the Condensed Consolidated Statements of Cash Flows consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$79,151	$61,600
Restricted cash included in other current assets	5,049	2,703
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$84,200	$64,303

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

Convertible Preferred Stock

We record shares of convertible preferred stock based on proceeds received net of costs on the date of issuance. Dividends paid-in-kind increase the redemption value of the preferred stock. Redeemable preferred stock (including preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as mezzanine equity and is reported between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets.

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

Substantially all of our lease agreements do not specify an implicit borrowing rate, and as such, we utilize an incremental borrowing rate based on lease term and country in order to calculate the present value of our future lease payments. The discount rate represents a risk-adjusted rate on a collateralized basis and is the expected rate at which we would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term and the country.

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2021	$39,662
Cash additions	134,090
Revenue recognized	(107,479)
Foreign exchange translation adjustment	(3,093)
Balance at September 30, 2022	$63,180

Contract Costs

GES capitalizes certain incremental costs incurred in obtaining and fulfilling contracts. Capitalized costs principally relate to direct costs of materials and services incurred in fulfilling services of future live events, and also include up-front incentives and commissions incurred upon contract signing. We expense costs associated with preliminary contract activities (i.e. proposal activities) as incurred. Capitalized contract costs are expensed upon the transfer of the related goods or services and are included in “Costs of services” or “Costs of products” as applicable. We include the deferred incremental costs of obtaining and fulfilling contracts in “Current contract costs” and “Other investments and assets” in the Condensed Consolidated Balance Sheets.

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2021	$13,790
Additions	51,930
Expenses	(36,448)
Foreign exchange translation adjustment	(1,089)
Balance at September 30, 2022	$28,183

As of September 30, 2022, capitalized contract costs consisted of $0.3 million to obtain contracts and $27.9 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three and nine months ended September 30, 2022 or 2021.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Services:
Ticket revenue	$60,825	$39,480	$99,364	$51,069
Rooms revenue	42,453	35,413	69,915	51,552
Transportation	6,251	3,453	11,185	4,913
Other	7,581	3,753	11,968	7,395
Total services revenue	117,110	82,099	192,432	114,929
Products:
Food and beverage	25,105	18,029	41,369	25,152
Retail operations	21,581	17,427	31,378	23,577
Total products revenue	46,686	35,456	72,747	48,729
Total revenue	$163,796	$117,555	$265,179	$163,658

Timing of revenue recognition:
Services transferred over time	$117,110	$82,099	$192,432	$114,929
Products transferred at a point in time	46,686	35,456	72,747	48,729
Total revenue	$163,796	$117,555	$265,179	$163,658

Markets:
Banff Jasper Collection	$80,829	$52,602	$134,121	$71,720
Alaska Collection	25,591	25,932	39,407	37,279
Glacier Park Collection	41,080	32,081	55,670	43,627
FlyOver	8,276	2,296	18,285	3,494
Sky Lagoon	8,020	4,644	17,696	7,538
Total revenue	$163,796	$117,555	$265,179	$163,658

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Service lines:
Spiro	$73,277	$37,866	$205,518	$61,869
GES Exhibitions	147,872	81,138	414,303	101,347
Intersegment eliminations	(2,224)	(2,960)	(5,716)	(3,107)
Total revenue	$218,925	$116,044	$614,105	$160,109

Timing of revenue recognition:
Services transferred over time	$189,089	$100,865	$519,036	$139,241
Products transferred over time(1)	11,231	6,509	35,194	7,659
Products transferred at a point in time	18,605	8,670	59,875	13,209
Total revenue	$218,925	$116,044	$614,105	$160,109

Geographical markets:
North America	$186,787	$92,648	$505,484	$127,978
EMEA	43,088	24,084	127,435	34,061
Intersegment eliminations	(10,950)	(688)	(18,814)	(1,930)
Total revenue	$218,925	$116,044	$614,105	$160,109

(1)
GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan, as amended, (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we reserved 1,750,000 shares of common stock for issuance under the 2017 Plan. On May 24, 2022, we amended and restated the 2017 Plan, which among other things, increased the number of shares reserved for issuance under the 2017 Plan by 840,000 shares, thus bringing the total number of reserved shares to 2,590,000. As of September 30, 2022, there were 1,187,392 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Performance-based restricted stock units	$16	$(118)	$735	$488
Restricted stock awards and restricted stock units	1,705	1,284	5,054	3,964
Stock options	808	578	2,209	1,508
Share-based compensation expense before income tax	2,529	1,744	7,998	5,960
Income tax benefit(1)	(31)	(21)	(78)	(76)
Share-based compensation expense, net of income tax	$2,498	$1,723	$7,920	$5,884
(1)
The 2022 and 2021 income tax benefit amount primarily reflects the tax benefit associated with our Canadian-based employees.

Note 4. Acquisitions

2022 Acquisition

Glacier Raft Company

On April 6, 2022, we acquired the Glacier Raft Company, which provides guided river rafting trips operating in Pursuit’s West Glacier, Montana operations. The Glacier Raft Company also owns 13 log cabins, a lodge, and a wedding venue located on 50 acres with views into Glacier National Park. The purchase price was $26.5 million in cash. This acquisition was funded via cash on hand of approximately $11.5 million and borrowings under our revolving credit facility of $15.0 million.

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

Following are details of the purchase price allocated to the intangible assets acquired for the Glacier Raft Company:

(in thousands)	Amount	Weighted Average Life
Customer relationships	$1,800	12 years
Operating licenses	1,300	17 years
Trade name	300	8 years
Total	$3,400	14 years

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

The components of inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Raw materials	$1,487	$2,350
Finished goods	9,725	6,231
Inventories	$11,212	$8,581

Note 6. Other Current Assets

Other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Restricted cash	$5,049	$2,703
Prepaid software maintenance	4,390	4,154
Prepaid project deposit	3,543	—
Prepaid vendor payments	2,093	1,604
Prepaid taxes	846	456
Income tax receivable	521	1,901
Prepaid other	1,772	1,165
Other	2,131	2,097
Other current assets	$20,345	$14,080

Note 7. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Land and land interests	$31,579	$30,532
Buildings and leasehold improvements	388,928	407,930
Equipment and other	443,317	413,684
Gross property and equipment	863,824	852,146
Accumulated depreciation	(377,542)	(364,060)
Property and equipment, net (excluding finance leases)	486,282	488,086
Finance lease ROU assets, net	57,216	61,022
Property and equipment, net	$543,498	$549,108

Depreciation expense was $10.5 million for the three months ended September 30, 2022 and $32.3 million for the nine months ended September 30, 2022. Depreciation expense was $10.8 million for the three months ended September 30, 2021 and $32.3 million for the nine months ended September 30, 2021.

Property and equipment purchased through accounts payable and accrued liabilities decreased $2.1 million during the nine months ended September 30, 2022 and decreased $0.3 million during the nine months ended September 30, 2021. Capitalized interest was $0.1 million for the three months ended September 30, 2022 and $2.7 million for the nine months ended September 30, 2022, which was primarily related to the development of Pursuit’s FlyOver attractions.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Self-insured liability receivable	$6,847	$6,847
Other mutual funds	3,254	4,057
Contract costs	3,069	2,685
Other	3,436	3,129
Other investments and assets	$16,606	$16,718

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Pursuit
Balance at December 31, 2021	$112,078
Business acquisition	16,787
Foreign currency translation adjustments	(9,449)
Balance at September 30, 2022	$119,416

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

In the third quarter of 2022, changes in macroeconomic facts and circumstances, particularly high inflation and the resulting rise in interest rates, has resulted in reduced expectations of fair value. We considered these circumstances and the potential long-term impact on our reporting units and determined that an indicator of possible impairment existed within our FlyOver reporting unit due to slower than anticipated visitation ramp up. Accordingly, we performed a quantitative impairment analysis to determine the fair value of this reporting unit as of September 30, 2022, resulting in a fair value that exceeded the carrying amount by approximately 10%. Accordingly, no impairment charge was recorded. The carrying amount of goodwill for the FlyOver reporting unit was $38.3 million as of September 30, 2022.

We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated cash flows and discount rates. If our adjusted expectations of the operating results of FlyOver do not materialize, or the discount rate increases (based on increases in interest rates, market rates of return or market volatility), it is possible that we may be required to record goodwill impairment charges in the future, which may be material.

Other intangible assets consisted of the following:

		September 30, 2022			December 31, 2021
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	7.2	$36,879	$(29,120)	$7,759	$36,848	$(28,372)	$8,476
Operating contracts and licenses	34.4	38,285	(3,250)	35,035	40,927	(2,660)	38,267
In-place lease	34.0	14,133	(1,283)	12,850	15,464	(1,084)	14,380
Tradenames	4.2	5,441	(3,085)	2,356	5,626	(2,819)	2,807
Other	5.4	754	(151)	603	824	(139)	685
Total amortized intangible assets		95,492	(36,889)	58,603	99,689	(35,074)	64,615
Indefinite-lived intangible assets:
Business licenses		564	—	564	574	—	574
Other intangible assets, net		$96,056	$(36,889)	$59,167	$100,263	$(35,074)	$65,189

Intangible asset amortization expense (excluding amortization expense of ROU assets) was $1.4 million for the three months ended September 30, 2022 and $4.0 million for the nine months ended September 30, 2022. Intangible assets amortization expense was $1.6 million for the three months ended September 30, 2021 and $4.4 million for the nine months ended September 30, 2021.

At September 30, 2022, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2022	$1,177
2023	4,515
2024	3,576
2025	2,281
2026	2,248
Thereafter	44,806
Total	$58,603

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Continuing operations:
Foreign income taxes payable	$9,452	$965
Accrued sales and use taxes	8,871	3,428
Self-insured liability	4,696	4,815
Commissions payable	4,638	4,119
Accrued employee benefit costs	4,629	4,164
Accrued concession fees	4,567	964
Current portion of pension and postretirement liabilities	1,457	1,637
Accommodation service deposits	1,416	892
Accrued professional fees	1,227	1,671
Accrued restructuring	766	864
Accrued interest payable	270	228
Other taxes	1,431	1,042
Other	4,521	3,034
Total continuing operations	47,941	27,823
Discontinued operations:
Self-insured liability	168	312
Environmental remediation liabilities	46	60
Other	94	94
Total discontinued operations	308	466
Total other current liabilities	$48,249	$28,289

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Continuing operations:
Foreign deferred tax liability	$27,298	$27,748
Multi-employer pension plan withdrawal liability	13,929	14,260
Self-insured excess liability	6,847	6,847
Self-insured liability	6,243	5,119
Accrued compensation	4,644	5,696
Accrued restructuring	3,320	2,571
Other	3,993	2,758
Total continuing operations	66,274	64,999
Discontinued operations:
Environmental remediation liabilities	2,178	2,168
Self-insured liability	1,598	1,535
Other	250	251
Total discontinued operations	4,026	3,954
Total other deferred items and liabilities	$70,300	$68,953

Note 12. Debt and Finance Obligations

The components of debt and finance obligations consisted of the following:

	September 30,	December 31,
(in thousands, except interest rates)	2022	2021
2021 Credit Facility - Term Loan B, 8.1% interest rate at September 30, 2022 and 5.5% at December 31, 2021, due through 2028(1)	$397,000	$399,000
Forest Park Hotel Construction Loan Facility, 4.8% interest rate at September 30, 2022, due through 2027(1)	10,020	—
FlyOver Iceland Credit Facility, 4.9% interest rate at September 30, 2022 and December 31, 2021, due through 2027(1)	4,772	5,566
FlyOver Iceland Term Loans, 9.5% weighted-average interest rate at September 30, 2022 and 3.8% at December 31, 2021, due through 2024(1)	607	689
Less unamortized debt issuance costs	(12,679)	(14,804)
Total debt	399,720	390,451
Finance lease obligations, 9.1% weighted-average interest rate at September 30, 2022 and December 31, 2021, due through 2067	59,996	63,401
Financing arrangements	6,983	5,528
Total debt and finance obligations (2)(3)	466,699	459,380
Current portion	(16,614)	(12,800)
Long-term debt and finance obligations	$450,085	$446,580
(1)
Represents the weighted-average interest rate in effect as of the end of the respective period, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.
(2)
The estimated fair value of total debt and finance leases was $322.2 million as of September 30, 2022 and $328.9 million as of December 31, 2021. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.
(3)
Cash paid for interest on debt was $23.7 million during the nine months ended September 30, 2022 and $14.9 million during the nine months ended September 30, 2021.

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

Revolving Credit Facility

The following are significant terms under the revolving credit facility, as amended:

•
Maintain minimum liquidity of $75 million until the compliance certificate and financial statements for the quarter ended September 30, 2022 are received by the administrative agent (before and until this event, the “liquidity period” and after this event, the “leverage test period”, with liquidity defined as unrestricted cash and available capacity on our revolving credit facility;
•
Financial covenants (as first tested as of September 30, 2022) are described below:
o
Maintain a total net leverage ratio of not greater than 5.25 to 1.00 at September 30, 2022 with a step-down to 4.75 to 1.00 at December 31, 2022, 4.50 to 1.00 at March 31, 2023, and 4.00 to 1.00 at June 30, 2023 and thereafter; and
o
Maintain an interest coverage ratio of not less than 2.00 to 1.00 at September 30, 2022, with a step-up to 2.50 to 1.00 on December 31, 2022 and thereafter.

•
Interest rate during minimum liquidity period was LIBOR plus 3.50% and a 0.50% commitment fee; and
•
Interest rates during the leverage test period are based on the net leverage ratio and range from LIBOR plus 2.50% with an undrawn fee of 0.30% to LIBOR plus 3.50% with an undrawn fee of 0.50%.

As of September 30, 2022, the net leverage ratio was 3.10 to 1.00 and the interest coverage ratio was 3.89 to 1.00, and we were in compliance with all covenants under the revolving credit facility.

As of September 30, 2022, capacity remaining under the Revolving Credit Facility was $86.6 million, reflecting $100.0 million total facility size, less $13.4 million in outstanding letters of credit.

Forest Park Hotel Construction Loan Facility

Effective May 17, 2022, Pursuit, through a 60% owned subsidiary, entered into a construction loan facility for borrowings up to $17.0 million Canadian dollars (approximately $13.3 million U.S. dollars) for the development and construction of the Forest Park Hotel in Jasper National Park. The construction loan facility requires interest only payments through November 2023 at Canada Prime plus 2.35% per annum. After November 2023, the construction loan will be converted to a term loan and the interest rate will be at Canada Prime plus 1.50% per annum. The construction loan facility matures on May 17, 2027. As of September 30, 2022, funds of $3.1 million Canadian dollars (approximately $2.3 million U.S. dollars) were available for borrowing under the facility. Construction of the Forest Park Hotel was completed in August 2022.

FlyOver Iceland Credit Facility

Effective February 15, 2019, FlyOver Iceland ehf., (“FlyOver Iceland”) a wholly-owned subsidiary of Esja, entered into a credit agreement with a €5.0 million (approximately $5.6 million U.S. dollars) credit facility (the “FlyOver Iceland Credit Facility”) with an original maturity date of March 1, 2022. The loan proceeds were used to complete the development of the FlyOver Iceland attraction.

We entered into an addendum effective December 1, 2021 wherein the principal payments were deferred for twelve months beginning December 1, 2021, with the first payment due December 1, 2022. The addendum extended the maturity date to March 1, 2025, which was further extended to September 1, 2027 by way of an option as permitted in the addendum, and provided for a semi-annual waiver of certain covenants through June 30, 2022 with the first testing date as of December 31, 2022. Conditions to the addendum included securing additional capital of ISK 75.0 million (approximately $0.6 million) in January 2022, which was completed, in order to strengthen FlyOver Iceland’s liquidity position. There were no other changes to the terms of the FlyOver Iceland Credit Facility. We expect to be unable to meet our financial covenants under the FlyOver Iceland Credit Facility beginning with the first testing date as of December 31, 2022. Effective November 2, 2022, FlyOver Iceland received a waiver for the 2022 through 2023 financial covenants.

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

Financing arrangements

We have insurance premium financing arrangements in order to finance certain of our insurance premium payments. The financing arrangements are payable within the next 12 months and bear a weighted average interest rate of 4.7%.

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$—	$—	$—	$—
Other mutual funds (2)	3,254	3,254	—	—
Total assets at fair value on a recurring basis	$3,254	$3,254	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$11,003	$11,003	$—	$—
Other mutual funds (2)	4,057	4,057	—	—
Total assets at fair value on a recurring basis	$15,060	$15,060	$—	$—

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

Note 14. Income (Loss) Per Share

The components of basic and diluted loss per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income (loss) attributable to Viad	$40,145	$15,067	$30,983	$(70,111)
Less: Allocation to participating securities	(9,368)	(3,141)	(5,991)	—
Convertible preferred stock dividends paid in cash	(1,950)	(1,950)	(5,850)	(1,950)
Convertible preferred stock dividends paid in kind	—	—	—	(3,821)
Adjustment to the redemption value of redeemable noncontrolling interest	—	(488)	(763)	(1,091)
Net income (loss) allocated to Viad common stockholders (basic)	$28,827	$9,488	$18,379	$(76,973)
Add: Allocation to participating securities	94	36	46	—
Net income (loss) allocated to Viad common stockholders (diluted)	$28,921	$9,524	$18,425	$(76,973)

Basic weighted-average outstanding common shares	20,612	20,420	20,567	20,396
Additional dilutive shares related to share-based compensation	277	322	214	—
Diluted weighted-average outstanding shares	20,889	20,742	20,781	20,396
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$1.40	$0.46	$0.89	$(3.77)
Diluted income (loss) attributable to Viad common stockholders(1)	$1.38	$0.46	$0.89	$(3.77)

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

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Convertible preferred stock	—	—	—	6,584
Unvested restricted share-based awards	2	3	29	173
Unvested performance share-based awards	—	—	11	28
Stock options	138	138	216	219

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

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Dividends paid-in-kind increase the redemption value of the preferred stock. The redemption value of the preferred stock was $141.8 million as of September 30, 2022 and September 30, 2021. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the nine months ended September 30, 2022, $5.9 million of dividends were declared, all of which were paid in cash. We intend to pay preferred stock dividends in cash for the foreseeable future.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program. As of September 30, 2022, 546,283 shares remain available for repurchase. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(16,162)	$(11,267)	$(27,429)
Other comprehensive income (loss) before reclassifications	(34,558)	—	(34,558)
Amounts reclassified from AOCI, net of tax	—	977	977
Net other comprehensive income (loss)	(34,558)	977	(33,581)
Balance at September 30, 2022	$(50,720)	$(10,290)	$(61,010)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(16,686)	$(13,955)	$(30,641)
Other comprehensive income (loss) before reclassifications	(980)	—	(980)
Amounts reclassified from AOCI, net of tax	—	205	205
Net other comprehensive income (loss)	(980)	205	(775)
Balance at September 30, 2021	$(17,666)	$(13,750)	$(31,416)

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

Note 17. Income Taxes

The effective tax rate was 17.6% for the three months ended September 30, 2022 and 23.0% for the nine months ended September 30, 2022. The effective tax rate was 21.4% for the three months ended September 30, 2021 and a negative 0.2% for the nine months ended September 30, 2021.

The income tax provision for 2022 was computed based on our estimated Annualized Effective Tax Rate (“AETR”) and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The amount and change of pre-tax income and loss recognized between jurisdictions impacted the reported effective tax rate for the three months and nine months ended September 30, 2022 as we do not recognize the tax benefit on losses or the tax expense on income earned in the United States, United Kingdom, and other European countries where we have a valuation allowance. The rate was lower than the 21% federal rate for the three months ended 2022 and was higher than 21% for the nine months ended September 30, 2022 due to the mix of income in jurisdictions without a valuation allowance.

During the three and nine months ended September 30, 2021, we did not use the AETR to compute the income tax benefit or expense. Instead, the income tax benefit or expense was computed using the actual year-to-date tax rate as the AETR became highly sensitive due to the amount of aggregate projected tax benefit on the projected losses in Canada, the United Arab Emirates, the Netherlands, and immaterial European operations were marginally positive. As the full year projected tax benefit was expected to be marginally positive in these operations, the actual effective tax rate was a better estimate of the quarter and year-to-date tax benefit than the amount computed using the AETR.

The effective rate of 21.4% for the three months ended September 30, 2021 was the result of the taxes on the pre-tax income earned in jurisdictions with no valuation allowance during the quarter with no benefit on the losses recognized in jurisdictions where we had a valuation allowance. The negative 0.2% effective rate for the nine months ended September 30, 2021 was due to the minimal pre-tax income earned in jurisdictions with no valuation allowance.

We received net cash refunds of $2.1 million during the three months ended September 30, 2022 and $1.3 million during the nine months ended September 30, 2022. We received cash refunds of $3.6 million during the three months ended September 30, 2021 and $3.2 million during the nine months ended September 30, 2021.

Note 18. Pension and Postretirement Benefits

The components of net periodic benefit cost (income) of our pension and postretirement benefit plans for the three months ended September 30, 2022 and 2021 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$5	$24	$75	$113
Interest cost	109	110	26	41	78	77
Expected return on plan assets	21	(20)	—	—	(97)	(127)
Amortization of prior service credit	—	—	23	(1)	—	—
Recognized net actuarial loss (gain)	65	157	(160)	(12)	34	49
Net periodic benefit cost (income)	$195	$247	$(106)	$52	$90	$112

The components of net periodic benefit cost of our pension and postretirement benefit plans for the nine months ended September 30, 2022 and 2021 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$25	$52	$236	$343
Interest cost	359	315	134	136	245	233
Expected return on plan assets	70	(35)	—	—	(320)	(382)
Amortization of prior service credit	—	—	67	(4)	—	—
Recognized net actuarial loss (gain)	333	467	(114)	86	105	148
Net periodic benefit cost	$762	$747	$112	$270	$266	$342
Settlement cost	115	—	—	—	533	—
Total expenses	$877	$747	$112	$270	$799	$342

We expect to contribute $0.8 million to our funded pension plans, $0.8 million to our unfunded pension plans, and $0.8 million to our postretirement benefit plans in 2022. During the nine months ended September 30, 2022, we contributed $0.6 million to our funded pension plans, $0.5 million to our unfunded pension plans, and $0.5 million to our postretirement benefit plans.

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

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2021	$1,976	$1,433	$26	$3,435
Restructuring charges	463	2,974	30	3,467
Cash payments	(869)	(689)	(83)	(1,641)
Non-cash items(1)	—	(1,167)	—	(1,167)
Adjustment to liability	(3)	(44)	39	(8)
Balance at September 30, 2022	$1,567	$2,507	$12	$4,086

(1)
Represents non-cash adjustments related to a write-down of certain ROU assets and leasehold improvements as a result of vacating certain facilities prior to the lease term.

As of September 30, 2022, $1.5 million of the liabilities related to severance and employee benefits will remain unpaid by the end of 2022. The liabilities related to facilities primarily include non-lease expenses that will be paid over the remaining lease terms. Refer to Note 23 – Segment Information for information regarding restructuring charges by segment.

Note 20. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		September 30,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2022	2021
Assets:
Operating lease assets	Operating lease ROU assets	$107,442	$95,915
Finance lease assets	Property and equipment, net	57,216	61,022
Total lease assets		$164,658	$156,937

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$13,958	$12,451
Finance lease obligations	Current portion of debt and finance obligations	3,206	2,928
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	105,740	93,406
Finance lease obligations	Long-term debt and finance obligations	56,790	60,473
Total lease liabilities		$179,694	$169,258

The components of lease expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of ROU assets	$1,060	$1,093	$3,156	$3,231
Interest on lease liabilities	1,478	1,405	4,380	4,193
Operating lease cost	6,426	5,165	18,452	17,328
Short-term lease cost	968	394	2,081	853
Variable lease cost	1,420	1,059	3,966	3,093
Total lease cost, net	$11,352	$9,116	$32,035	$28,698

Other information related to operating and finance leases are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,480	$5,140	$17,347	$17,753
Operating cash flows from finance leases	$1,551	$4,748	$4,517	$5,955
Financing cash flows from finance leases	$854	$656	$2,451	$2,050
ROU assets obtained in exchange for lease obligations:
Operating leases	$8,095	$8,033	$18,806	$26,968
Finance leases	$805	$1,073	$5,129	$42,782

			September 30,	December 31,
			2022	2021
Weighted-average remaining lease term (years):
Operating leases			8.61	8.54
Finance leases			34.04	34.95
Weighted-average discount rate:
Operating leases			7.11%	6.86%
Finance leases			9.10%	9.06%

As of September 30, 2022, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2022	$6,232	$2,283	$8,515
2023	23,507	8,684	32,191
2024	20,973	7,627	28,600
2025	19,792	6,802	26,594
2026	19,369	6,400	25,769
Thereafter	77,373	180,596	257,969
Total future lease payments	167,246	212,392	379,638
Less: Amount representing interest	(47,548)	(152,396)	(199,944)
Present value of minimum lease payments	119,698	59,996	179,694
Current portion	13,958	3,206	17,164
Long-term portion	$105,740	$56,790	$162,530

As of September 30, 2022, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
Remainder of 2022	$472
2023	1,455
2024	1,206
2025	984
2026	737
Thereafter	995
Total minimum rents	$5,849

Lease Not Yet Commenced

As of September 30, 2022, we had executed a facility lease for which we did not have control of the underlying assets. Accordingly, we did not record the lease liability and ROU asset on our Condensed Consolidated Balance Sheets. This lease is for the new FlyOver attraction, FlyOver Canada Toronto. We expect the lease commencement date to begin in early 2023 with a lease term of 20 years.

Note 21. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of September 30, 2022 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of September 30, 2022, we had recorded environmental remediation liabilities of $2.2 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of September 30, 2022, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of September 30, 2022 would be $90.8 million. These guarantees relate to our leased equipment and facilities through January 2040. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

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

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $10.9 million as of September 30, 2022, which includes $6.0 million related to workers’ compensation liabilities, and

$4.9 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $1.8 million as of September 30, 2022. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.2 million as of September 30, 2022. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $0.9 million for the three months ended September 30, 2022 and $3.5 million for the nine months ended September 30, 2022, and $1.0 million for the three months ended September 30, 2021 and $2.1 million for the nine months ended September 30, 2021.

In addition, as of September 30, 2022, we have recorded insurance liabilities of $6.8 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.7 million is related to workers’ compensation liabilities and $0.1 million is related to general/auto liability claims, which is recorded in “Other deferred items and liabilities” in the Condensed Consolidated Balance Sheets with a corresponding receivable in “Other investments and assets.”

Note 22. Noncontrolling Interests – Redeemable and Non-redeemable

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership increased to 56.4% as of September 30, 2022. Through Esja and its wholly-owned subsidiary, we are operating the FlyOver Iceland attraction.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2021	$5,444
Net loss attributable to redeemable noncontrolling interest	(354)
Adjustment to the redemption value	763
Foreign currency translation adjustment	(596)
Balance at September 30, 2022	$5,257

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2021	$15,315	$58,601	$11,640	$85,556
Net income attributable to non-redeemable noncontrolling interest	2,092	2,329	555	4,976
Distributions to non-controlling interests	—	(570)	—	(570)
Foreign currency translation adjustments	(27)	(5,128)	(1,178)	(6,333)
Balance at September 30, 2022	$17,380	$55,232	$11,017	$83,629
Equity ownership interest that we do not own	20%	40%	49%

(1)
Includes Mountain Park Lodges and the Golden Skybridge at Brewster, part of the Banff Jasper Collection.

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

We measure the profit and performance of our operations on the basis of segment operating income (loss) which excludes restructuring charges, impairment charges, and certain other corporate expenses (including multi-employer pension plan withdrawals) that are not allocated to the reportable segments. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations.

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Revenue:
Pursuit	$163,796	$117,555	$265,179	$163,658
GES:
Spiro	73,277	37,866	205,518	61,869
GES Exhibitions	147,872	81,138	414,303	101,347
GES intersegment eliminations	(2,224)	(2,960)	(5,716)	(3,107)
Total GES	218,925	116,044	614,105	160,109
Total revenue	$382,721	$233,599	$879,284	$323,767

Segment operating income (loss):
Pursuit	$64,710	$49,601	$49,083	$23,183
GES:
Spiro	3,720	(399)	18,328	(14,779)
GES Exhibitions	2,870	(9,100)	17,788	(41,521)
Total GES	6,590	(9,499)	36,116	(56,300)
Segment operating income (loss)	71,300	40,102	85,199	(33,117)
Corporate eliminations (1)	17	17	51	52
Corporate activities	(3,768)	(3,093)	(9,881)	(8,104)
Interest expense, net	(10,252)	(9,518)	(23,890)	(20,168)
Other expense, net	(280)	(466)	(1,530)	(1,563)
Restructuring charges:
Pursuit	—	(32)	—	(55)
Spiro	(71)	(422)	(1,297)	(598)
GES Exhibitions	(1,316)	(1,707)	(2,140)	(5,101)
Corporate	—	(25)	(30)	(45)
Impairment charges:
GES Exhibitions	—	—	(583)	—
Income (loss) from continuing operations before income taxes	$55,630	$24,856	$45,899	$(68,699)

(1)
Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Additional information of our reportable segments is as follows:

	Three Months Ended		Nine Months Ended September 30,
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Depreciation:
Pursuit	$7,501	$6,734	$23,149	$19,737
Spiro	912	1,158	2,693	3,687
GES Exhibitions	2,058	2,866	6,419	8,886
Corporate	9	6	27	30
	$10,480	$10,764	$32,288	$32,340
Amortization:
Pursuit	$1,351	$1,462	$3,846	$3,931
Spiro	57	131	160	383
GES Exhibitions	1,068	1,119	3,148	3,332
	$2,476	$2,712	$7,154	$7,646
Capital expenditures:
Pursuit	$20,178	$19,121	$48,888	$42,740
Spiro	1,042	107	1,628	401
GES Exhibitions	1,898	1,059	4,146	1,761
Corporate and other	13	137	108	285
	$23,131	$20,424	$54,770	$45,187

No asset information has been provided for our reportable segments as our CODM does not review asset information by reportable segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words, and variations of words, such as “aim,” “anticipate,” “believe,” “could,” “deliver,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “seek,” “target,” “will,” and similar expressions are intended to identify our forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, initiatives, intentions, or goals also are forward-looking statements. These forward-looking statements are not historical facts and are subject to a host of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those in the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Risk Factors” (Part I, Item 1A) of this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) in our 2021 Form 10-K filed with the SEC, as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we will file with the SEC. Such risks, uncertainties, and other important factors include, among others: the rising inflation and resulting interest rate increases; the short- and longer-term effects of the COVID-19 pandemic, including the demand for travel, event business and travel experiences, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any future resurgence, including limiting or banning travel; the impact of the COVID-19 pandemic, or any future resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; and the pace of recovery following the COVID-19 pandemic or any future resurgence. We disclaim and do not undertake any obligation to update or revise any forward-looking statement except as required by applicable law or regulation.

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

COVID-19 Pandemic and Macroeconomic Factors

The COVID-19 pandemic continues to impact the economies of countries in which we operate, including supply chain and labor challenges, and the ability of guests to travel from certain countries. However, during 2022 international tourism and live event activity have continued to improve and demand for our products and services remained strong. It is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting from the preventative measures taken to contain or mitigate its outbreak, therefore no assurance can be given that an extended period of global economic disruption would not have a material adverse impact on our business, financial condition and results of operations in future periods. For a discussion of COVID-19 related risks and uncertainties that may affect our business, refer to “Risk Factors” (Part I, Item 1A of this Form 10-Q).

During 2022, changes in macroeconomic facts and circumstances, particularly high inflation and the resulting rise in interest rates has increased our interest expense. The additional impacts of these macroeconomic developments on our operations cannot be predicted with certainty, but could have adverse effects on our business, financial condition, and results of operations in future periods.

Seasonality

Pursuit’s peak activity occurs during the summer months. During 2021, 82% of Pursuit’s revenue was earned in the second and third quarters.

GES’ live event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows. Some shows are not held annually and some shift between quarters. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next. During 2022, we are seeing an acceleration in the recovery of in-person trade shows as event organizers began to hold larger-scale face-to-face live events amid the COVID-19 pandemic.

Results of Operations

Financial Highlights

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except per share data)	2022	2021	% Change	2022	2021	% Change
Total revenue	$382,721	$233,599	63.8%	$879,284	$323,767	**
Net income (loss) attributable to Viad	$40,145	$15,067	**	$30,983	$(70,111)	**
Segment operating income (loss)(1)	$71,300	$40,102	77.8%	$85,199	$(33,117)	**
Diluted income (loss) per common share from continuing operations attributable to Viad common stockholders	$1.38	$0.45	**	$0.88	$(3.80)	**

** Change is greater than +/- 100%

(1)
Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Three months ended September 30, 2022 compared with the three months ended September 30, 2021

•
Total revenue increased $149.1 million during the three months ended September 30, 2022 due to continued growth at GES and Pursuit. Live event activity at GES improved with the resumption of in-person and large-scale events that began in the third quarter of 2021. Pursuit experienced stronger leisure travel demand as international tourism continued to recover.
•
Net income attributable to Viad increased $25.1 million during the three months ended September 30, 2022, primarily reflecting higher revenue during the 2022 period.
•
Total segment operating income increased $31.2 million during the three months ended September 30, 2022, primarily due to higher revenue at GES and Pursuit.

Nine months ended September 30, 2022 compared with the nine months ended September 30, 2021

•
Total revenue increased $555.5 million during the nine months ended September 30, 2022 as in-person event activity at GES continued to improve and as certain previously cancelled shows in 2021 took place during 2022, although at reduced capacities from pre-COVID-19 levels. Pursuit experienced increased visitation at our Canadian attractions during the nine months ended September 30, 2022, which were adversely impacted in 2021 by border restrictions.
•
Net income attributable to Viad improved $101.1 million during the nine months ended September 30, 2022 from a net loss in the prior year period, primarily reflecting higher revenue during the 2022 period.
•
Total segment operating income improved $118.3 million during the nine months ended September 30, 2022 from a operating loss in the prior year period, primarily due to higher revenue at GES and Pursuit, offset in part by a $9.1 million gain on sale of a GES warehouse in Orlando in the 2021 period.

Analysis of Revenue and Operating Results by Reportable Segment

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue(1):
Pursuit:
Attractions	$81,330	$49,614	63.9%	$132,927	$64,799	**
Hospitality	75,327	63,151	19.3%	118,843	91,971	29.2%
Transportation	6,173	3,468	78.0%	11,298	4,975	**
Other	966	1,322	(26.9)%	2,111	1,913	10.4%
Total Pursuit	$163,796	$117,555	39.3%	$265,179	$163,658	62.0%

Segment operating income (loss)(2):
Total Pursuit	$64,710	$49,601	30.5%	$49,083	$23,183	**

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

Three months ended September 30, 2022 compared with the three months ended September 30, 2021

Pursuit revenue increased $46.2 million from the prior year period primarily due to favorable visitation at our Canadian attractions. Pursuit’s new experiences that were opened or acquired after January 1, 2021, including the Sky Lagoon, the Glacier Raft Company, the Golden Skybridge, FlyOver Las Vegas, and the Forest Park Hotel, contributed revenue of $18.7 million during the three months ended September 30, 2022 as compared to $7.4 million during the three months ended September 30, 2021.

Pursuit segment operating income increased $15.1 million from the prior year period primarily due to the increase in revenue, offset in part by increased operating costs as all of Pursuit’s properties were operating but at less than full capacity during the third quarter of 2022 and due to a $4.3 million prior year benefit from the Canadian government’s emergency wage subsidy program that did not exist in 2022.

Nine months ended September 30, 2022 compared with the nine months ended September 30, 2021

Pursuit revenue increased $101.5 million from the prior year period, which reflects the continued strengthening of leisure travel demand as international visitation volume continued to recover. The growth in revenue was largely the result of stronger visitation at our Canadian attractions, which were impacted in 2021 by border restrictions, and temporary government mandated closures at FlyOver Canada and FlyOver Iceland. Pursuit’s new experiences that were opened or acquired after January 1, 2021, including the Sky Lagoon, the Glacier Raft Company, FlyOver Las Vegas, the Golden Skybridge, and the Forest Park Hotel, contributed revenue of $33.2 million during the nine months ended September 30, 2022 as compared to $10.5 million during the nine months ended September 30, 2021.

Pursuit segment operating income increased $25.9 million from the prior year period primarily due to the increase in revenue offset in part by the increase in operating costs as all of Pursuit’s year-round and seasonal properties were operating but at less than full capacity during the nine months ended September 30, 2022 and due to a $10.8 million prior year benefit from the Canadian government’s emergency wage subsidy program that did not exist in 2022.

Performance Measures

We use the following key business metrics to evaluate the performance of Pursuit’s attractions business:

•
Number of visitors. The number of visitors allows us to assess the volume of tickets sold at each attraction during the period.

•
Revenue per attraction visitor. Revenue per attraction visitor is calculated as total attractions revenue divided by the total number of visitors at all Pursuit attractions during the period. Total attractions revenue includes ticket sales and ancillary revenue generated by attractions, such as food and beverage and retail revenue. Total revenue per attraction visitor measures the total spend per visitor that attraction properties are able to capture, which is important to the profitability of the attractions business.
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

The following table provides Pursuit’s key performance indicators.

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	1,450,559	295,632	1,154,927	935,616	163,097	—	772,519	55.0%	49.5%
Ticket revenue (in thousands)	$60,825	$12,868	$47,957	$39,480	$5,897	$838	$32,745	54.1%	46.5%
Effective ticket price	$41.93	$43.53	$41.53	$42.20	$36.16	$—	$42.39	(0.6)%	(2.0)%
Attractions revenue (in thousands)	$81,330	$17,275	$64,055	$49,614	$7,377	$1,145	$41,092	63.9%	55.9%
Revenue per attraction visitor	$56.07	$58.43	$55.46	$53.03	$45.23	$—	$53.19	5.7%	4.3%
Hospitality Key Performance Indicators:
Room nights available	197,065	7,484	189,581	195,903	—	—	195,903	0.6%	(3.2)%
Rooms revenue (in thousands)	$42,453	$1,152	$41,301	$35,413	$—	$553	$34,860	19.9%	18.5%
RevPAR	$215.43	$153.93	$217.86	$180.77	$—	$—	$177.95	19.2%	22.4%
Occupancy	85.3%	39.5%	87.1%	74.9%	—	—	74.9%	13.9%	16.3%
ADR	$252.62	$389.38	$250.21	$241.27	$—	$—	$237.50	4.7%	5.4%
Hospitality revenue (in thousands)	$75,327	$1,456	$73,871	$63,151	$—	$683	$62,468	19.3%	18.3%

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	2,485,057	571,171	1,913,886	1,197,388	212,175	—	985,213	**	94.3%
Ticket revenue (in thousands)	$99,364	$24,112	$75,252	$51,069	$8,302	$984	$41,783	94.6%	80.1%
Effective ticket price	$39.98	$42.22	$39.32	$42.65	$39.13	$—	$42.41	(6.3)%	(7.3)%
Attractions revenue (in thousands)	$132,927	$31,334	$101,593	$64,799	$10,504	$1,369	$52,926	**	92.0%
Revenue per attraction visitor	$53.49	$54.86	$53.08	$54.12	$49.51	$—	$53.72	(1.2)%	(1.2)%
Hospitality Key Performance Indicators:
Room nights available	465,307	8,887	456,420	456,971	—	—	456,971	1.8%	(0.1)%
Rooms revenue (in thousands)	$69,915	$1,469	$68,446	$51,552	$—	$736	$50,816	35.6%	34.7%
RevPAR	$150.25	$165.30	$149.96	$112.81	$—	$—	$111.20	33.2%	34.9%
Occupancy	71.8%	43.0%	72.4%	55.8%	—	—	55.8%	28.7%	29.7%
ADR	$209.20	$384.30	$207.17	$202.03	$—	$—	$199.14	3.5%	4.0%
Hospitality revenue (in thousands)	$118,843	$1,885	$116,958	$91,971	$—	$920	$91,051	29.2%	28.5%

** Change is greater than +/- 100%

(1)
New experiences comprises the following attractions that were opened or acquired after January 1, 2021: Sky Lagoon (opened May 2021), the Golden Skybridge (acquired March 2021 and opened June 2021), FlyOver Las Vegas (opened September 2021), the Glacier Raft Company (acquired April 2022), and Forest Park Hotel (opened August 2022).

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

Attractions. The increase in same-store visitors during 2022 was driven by higher visitation during 2022, as visitation was impacted in 2021 by border closures and travel restrictions as a result of the COVID-19 pandemic in addition to the temporary government mandated closures at FlyOver Canada and FlyOver Iceland. The increase in same-store revenue per attraction visitor during the three months ended September 2022 was due to increased visitation to attractions with higher effective ticket prices. The decrease in same-store revenue per attraction visitor during the nine months ended September 30, 2022 was due to increased visitation to attractions with lower ticket prices, which caused our weighted-average effective ticket price to go down.

Hospitality. Room nights available increased primarily as a result of the addition of the Forest Park Hotel and Glacier Raft Company during 2022. The increase in RevPAR was primarily driven by higher occupancy and to a lesser extent by higher ADR driven by revenue management efforts.

GES

During the first quarter of 2022, we changed our segment reporting as a result of operational changes and how our CODM reviews the financial performance of GES and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are Spiro and GES Exhibitions. We reclassified prior periods to conform to the current-period presentation.

The following table presents a comparison of GES’ reported revenue and segment operating income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue:
GES:
Spiro	$73,277	$37,866	93.5%	$205,518	$61,869	**
GES Exhibitions	147,872	81,138	82.2%	414,303	101,347	**
Intersegment eliminations	(2,224)	(2,960)	24.9%	(5,716)	(3,107)	(84.0)%
Total GES	$218,925	$116,044	88.7%	$614,105	$160,109	**
Segment operating income (loss)(1):
GES:
Spiro	$3,720	$(399)	**	$18,328	$(14,779)	**
GES Exhibitions	2,870	(9,100)	**	17,788	(41,521)	**
Total GES	$6,590	$(9,499)	**	$36,116	$(56,300)	**

** Change is greater than +/- 100%

(1)
Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Three months ended September 30, 2022 compared with the three months ended September 30, 2021

Spiro and GES Exhibitions revenue increased $35.4 million and $66.7 million, respectively, as in-person event activity continued to improve due to the resumption of live event activity and the return of large-scale events. Spiro continued to win new clients and benefit from increased client spend, and GES Exhibitions’ same-show revenue continued to improve.

Spiro and GES Exhibitions segment operating income improved $4.1 million and $12.0 million, respectively, from operating losses in the prior year period primarily due to higher revenue and the continued focus on managing discretionary costs.

Nine months ended September 30, 2022 compared with the nine months ended September 30, 2021

Spiro and GES Exhibitions revenue increased $143.6 million and $313.0 million, respectively, as in-person event activity continued to improve due to the resumption of live event activity and the return of large-scale events that were canceled or postponed into the first half of 2021.

Spiro and GES Exhibitions segment operating income improved $33.1 million and $59.3 million, respectively, from operating losses in the prior year period primarily due to higher revenue and the continued focus on managing discretionary costs. GES Exhibitions segment operating loss during the nine months ended September 30, 2021 included a $9.1 million gain on sale of a GES warehouse in Orlando.

Other Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Corporate activities	$3,768	$3,093	21.8%	$9,881	$8,104	21.9%
Interest expense, net	$10,252	$9,518	7.7%	$23,890	$20,168	18.5%
Other expense, net	$280	$466	(39.9)%	$1,530	$1,563	(2.1)%
Restructuring charges	$1,387	$2,186	(36.6)%	$3,467	$5,799	(40.2)%
Impairment charges	$—	$—	**	$583	$—	**
Income tax expense	$9,802	$5,329	83.9%	$10,579	$118	**
Income (loss) from discontinued operations	$(42)	$248	**	$285	$534	(46.6)%

** Change is greater than +/- 100%

Corporate Activities – The increase in corporate activities expense during the three and nine months ended September 30, 2022 was primarily due to higher performance-based compensation expense.

Interest Expense, net – The increase in interest expense during the three and nine months ended September 30, 2022 was primarily due to higher interest rates and higher debt balances in 2022, offset in part by $0.1 million in capitalized interest recorded during the three months ended September 30, 2022 and $2.7 million during the nine months ended September 30, 2022.

Restructuring Charges – Restructuring charges during the three and nine months ended September 30, 2022 and 2021 were primarily related to facility closures and severance at GES. In response to the COVID-19 pandemic, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments.

Income Tax Expense – The effective tax rate was 17.6% for the three months ended September 30, 2022 and 21.4% for the three months ended September 30, 2021. The effective tax rate was 23.0% for the nine months ended September 30, 2022 and a negative 0.2% for nine months ended September 30, 2021. The effective tax rates differed from the blended statutory rate primarily as a result of excluding the tax expense or benefit in jurisdictions where we have a valuation allowance. The minimal tax expense recorded for the nine months ended September 30, 2021 on a pre-tax loss was due to the minimal pre-tax income earned in jurisdictions with no valuation allowance.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash were $84.2 million as of September 30, 2022, as compared to $64.3 million as of December 31, 2021. Our total available liquidity was $165.8 million, including the available capacity on our revolving credit facility of $86.6 million ($100.0 million total facility size less $13.4 million in outstanding letters of credit) and unrestricted cash of $79.2 million. During the nine months ended September 30, 2022, net cash provided by operating activities was $105.5 million.

Effective July 30, 2021, we entered into the new $500 million 2021 Credit Facility. The 2021 Credit Facility provides for a $400 million Term Loan B with a maturity date of July 30, 2028 and a $100 million revolving credit facility with a maturity date of July 30, 2026. The $400 million in Term Loan B proceeds were offset in part by $14.8 million in related fees. The proceeds from the Term Loan B were used to repay the $327 million outstanding balance under our then $450 million revolving credit facility. The $100 million revolving credit facility and the remaining proceeds from the Term Loan B have been and will be used to provide for financial flexibility to fund future acquisitions and growth initiatives and for general corporate purposes. On March 23, 2022, we entered into an amendment to the 2021 Credit Facility, which modified the revolving credit facility’s financial covenants. The amended 2021 Credit Facility requires us to maintain liquidity of $75 million under the revolving credit facility until financials and a compliance certificate for the quarter ended September 30, 2022 are provided to the banks, with liquidity defined as unrestricted cash and available capacity on our revolving credit facility. We were in compliance with all covenants under the revolving credit facility as of September 30, 2022. Refer to Note 12 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

As of September 30, 2022, we held approximately $52.6 million of our cash and cash equivalents outside of the United States, consisting of $27.2 million in Canada, $8.7 million in Iceland, $6.4 million in the Netherlands, $5.2 million in the United Kingdom, $3.0 million in Germany, and $2.1 million in certain other countries.

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital outlays, including approximately $100 million in capital expenditures for at least the next 12 months.

Cash Flows

Operating Activities

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net income (loss)	$35,605	$(68,283)
Depreciation and amortization	39,442	39,986
Deferred income taxes	346	(131)
Income from discontinued operations	(285)	(534)
Restructuring charges	3,467	5,799
Impairment charges	583	—
Gains on dispositions of property and other assets	(209)	(9,345)
Share-based compensation expense	7,998	5,960
Multi-employer pension plan withdrawal	—	57
Other non-cash items, net	6,933	4,642
Changes in operating assets and liabilities	11,605	19,136
Net cash provided by (used in) operating activities	$105,485	$(2,713)

The change in net cash provided by (used in) operating activities of $108.2 million was primarily due to improved operating results at GES and Pursuit, offset in part by an unfavorable change in working capital.

Investing Activities

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Capital expenditures	$(54,770)	$(45,187)
Cash paid for acquisitions, net	(25,494)	(7,704)
Proceeds from dispositions of property and other assets	237	14,292
Net cash used in investing activities	$(80,027)	$(38,599)

The increase in net cash used in investing activities of $41.4 million was primarily due to the Glacier Raft Company acquisition and an increase in capital expenditures in the 2022 period, whereas in the 2021 period we received proceeds of $14.3 million from the dispositions of property and other assets, primarily from the sale of a GES warehouse in Orlando, offset in part by cash paid for the acquisition of the Golden Skybridge in 2021.

Financing Activities

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Proceeds from borrowings	$94,849	$451,350
Payments on debt and finance obligations	(86,643)	(335,665)
Dividends paid on preferred stock	(5,850)	(1,950)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(570)	(798)
Payments of debt issuance costs	(418)	(1,767)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(940)	(1,119)
Net cash provided by financing activities	$428	$110,051

The decrease in net cash provided by financing activities of $109.6 million was primarily due to net debt proceeds of $8.2 million during the nine months ended September 30, 2022 compared to $115.7 million during the nine months ended September 30, 2021.

Debt and Finance Obligations

Refer to Note 12 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion, all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program for the foreseeable future. As of September 30, 2022, 546,283 shares remained available for repurchase. The Board of Directors’ authorization does not have an expiration date.

During both the 2022 and 2021 periods, we repurchased shares related to tax withholding requirements on vested restricted share-based awards.

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

“Segment operating income (loss)” is net income (loss) attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment charges, and certain other corporate expenses (including multi-employer pension plan withdrawal) that are not allocated to the reportable segments and the reduction for income (loss) attributable to noncontrolling interests. Segment operating income (loss) is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $50.7 million as of September 30, 2022 and $16.2 million as of December 31, 2021. We recorded unrealized foreign currency translation losses in other comprehensive income (loss) of $34.6 million during the nine months ended September 30, 2022 and a loss of $1.0 million during the nine months ended September 30, 2021.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain revenue transactions and loans denominated in currencies other than the functional currency of the respective subsidiary. As of September 30, 2022 and December 31, 2021, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations.

We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Macroeconomic Risks

We are vulnerable to deterioration in general economic conditions. Our business is particularly sensitive to fluctuations in general economic conditions in the United States and other global markets in which we operate. A decline in global or regional economic conditions, or consumers’ fears that economic conditions will decline due to COVID-19, the war in Ukraine, inflation, rising interest rates and other economic uncertainty could cause declining consumer confidence, unemployment, fluctuations in stock markets and interest rates, contraction of credit availability, or other dynamic factors affecting economic conditions generally. For example, in response to rising inflation, the United States Federal Reserve began to raise interest rates in March 2022 and continued to increase interest rates throughout 2022. This has increased our interest expense. The additional impacts of these macroeconomic developments on our operations cannot be predicted with certainty. The success of our GES business largely depends on the number of exhibitions or other live events held, the size of marketing expenditures at those events, and on the strength of particular industries that support those events. The number and size of exhibitions generally decrease when the economy weakens, which our business has experienced due to the economic impact of the COVID-19 pandemic. We also could suffer from reduced spending for our services because many live event marketing budgets are partly discretionary and are frequently among the first expenditures reduced when economic conditions deteriorate. In addition, revenue from our Pursuit operations depends largely on the amount of disposable income that consumers have available for travel and vacations, which decreases during periods of weak general economic conditions. As a result, any deterioration in general economic conditions could further materially and adversely affect our business, financial condition, and results of operations.

Travel industry disruptions, particularly those affecting the hotel and airline industries, could adversely affect our business. Our business depends largely on the ability and willingness of people, whether exhibitors, event attendees, tourists, or others, to travel. Factors adversely affecting the travel industry, and particularly the airline and hotel industries, generally also adversely affect our business and results of operations. Factors that could adversely affect the travel industry include high or rising fuel prices, increased security and passport requirements, weather conditions, health epidemics, pandemics and endemics, airline accidents, acts of terrorism, and international political instability and hostilities. For example, the COVID-19 pandemic and social distancing orders resulted in severe global travel restrictions, reduction in capacity of event venues, hotels, attractions and other operations, and reluctance of customers to travel. These circumstances had severe effects on our businesses. The occurrence of additional disruptions, continued or new government restrictions on travel, or a spike or resurgence in cases of COVID-19 or other such illnesses, or other unexpected events that affect the availability and pricing of air travel and accommodations, could further materially and adversely affect our business and results of operations.

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

The COVID-19 pandemic has been and continues to be a complex and evolving situation, with governments, public institutions, and other organizations imposing or recommending, and businesses and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation; limitations on the size of in-person gatherings; closures of, or occupancy or other operating limitations on, work facilities, lodging facilities, food and beverage establishments, schools, public buildings, and businesses; cancellation of events, including exhibitions, sporting events, conferences and meetings; and quarantines and lock-downs. COVID-19 and its consequences also dramatically reduced travel and demand for travel related services, which has and may continue to impact our business, operations, and financial results. Although many of these restrictions, bans, limitations, closures and mandates have eased or been lifted, they have been reinstituted from time to time in varying degrees by various jurisdictions as resurgences and variants have emerged and then subsided. The extent to which COVID-19 impacts our business, operations, and financial results will depend on the factors described above and numerous other evolving factors that we may not be able to accurately predict or assess, including the duration and scope of COVID-19; COVID-19’s impact on global and regional economies and economic activity, its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; and how quickly economies, travel activity, and demand for lodging recovers after the pandemic subsides.

Our GES business depends on exhibitions, conferences, and other live events and the size of marketing expenditures relating to those events. Existing or future government orders prohibiting large group gatherings would significantly and adversely affect our revenue and results of operations. Even though exhibitions and live events have increased as compared to 2020, we have experienced and continue to experience reduced spending for our services. Additionally, when exhibitions and live events have occurred, we have experienced reduced attendance as compared to exhibitions and live events that occurred pre-pandemic.

Further, the current circumstances are dynamic and the impacts of COVID-19 on our business operations, including the duration and impact on overall customer demand, are ongoing and uncertain (for example, since travel restrictions have been lifted, some guests have chosen to not travel or visit attractions and hospitality operations within our Pursuit business as a result of health concerns, which adversely affects our profitability and cash flow). Future revenue from our Pursuit operations will depend on any further spread of the virus, or variants of the virus, our ability to keep our operations open, the willingness of people to travel to our locations, and the amount of disposable income that consumers have available for travel and vacations, which decreases during periods of weak general economic conditions. Both our Pursuit and GES businesses have also experienced increased costs as a result of labor shortages and supply chain interruptions, as well as supplying our customers or guests with personal protection equipment, conducting comprehensive cleaning regimens, and in taking other measures that we have determined are in the best interests of our employees, customers, guests, and/or event participants. The potential adverse COVID-19 impacts to our businesses could have a correspondingly negative effect on our overall liquidity. Our senior secured credit facility has financial covenants that began September 30, 2022. If we are unable to maintain compliance with these covenants, our lenders may exercise remedies against us, including the acceleration of any outstanding indebtedness on our revolving credit facility. A resurgence in cases of COVID-19 or another pandemic could further materially and adversely affect our business, financial condition, and results of operations.

Our businesses will face new challenges presented by the ramifications of the COVID-19 pandemic. In addition to the direct economic impacts of the COVID-19 pandemic, it is clear that as our businesses have begun to recover, they are operating in new environments in light of societal, regulatory, and industry changes that have occurred since March 2020. Our ability to continue to adjust to these changes and deliver expected business results may be hampered by ongoing uncertainty presented by the COVID-19 pandemic in terms of proper safety protocols, social norms, labor shortages, supply chain interruptions, and a potential of uneven demand for our services. In addition, our ability to deliver such services and otherwise execute against our recovery and growth strategies may be impacted by the extreme reduction of our workforce over the past two years and the resulting loss of knowledge of and experience in our businesses. Moreover, our go-forward strategy includes a heightened use of temporary employees in the delivery of our services, and while those employees will likely include those who were previously employed by us on a full-time basis, the level of execution may not be consistent with previous performance. Taken together, our ability to anticipate and adjust to these ongoing changes and new conditions may lead to additional costs, which may materially and adversely impact our business and results of operations.

Transportation disruptions and increases in transportation costs could adversely affect our business and results of operations. GES relies on independent transportation carriers to send materials and exhibits to and from exhibition, warehouse, and customer facilities. If our customers and suppliers are unable to secure the services of those independent transportation carriers at favorable rates, it could materially and adversely affect our business and results of operations. In addition, disruption of transportation services due to shortage of supply chain labor, including CDL truck drivers; shipping capacity constraints, including shortages of related equipment; weather-related problems; labor strikes; lockouts; or other events could adversely affect our ability to supply services to customers and could cause the cancellation of exhibitions, which could materially and adversely affect our business and results of operations.

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

New capital projects may not be commercially successful. From time to time, we pursue capital projects in order to enhance and expand our business, such as FlyOver, which includes FlyOver Canada in Vancouver, FlyOver Iceland, FlyOver Las Vegas, and the current development of FlyOver Chicago and FlyOver Canada Toronto, as well as other efforts to upgrade some of our Pursuit offerings. Capital projects are subject to a number of risks, including the failure to achieve established financial and strategic goals. For example, our FlyOver attractions are all considered one reporting unit and goodwill is assigned to, and tested at, the reporting unit level. Significant reductions in FlyOver’s expected future revenue, operating income, or cash flow forecasts and projections, or changes in macroeconomic facts and circumstances, particularly high inflation and the resulting rise in interest rates, may result in impairment charges in the future. Capital projects are also subject to unanticipated delays and cost overruns as well as additional project-specific risks. For example, we had to delay FlyOver Canada Toronto due to poor market conditions as a result of the COVID-19 pandemic and a need to preserve capital. Although FlyOver Canada Toronto’s opening is planned for 2024, this attraction may be further delayed by market conditions as a result of the COVID-19 pandemic or other poor conditions. A prolonged delay in these capital projects, or our failure to accurately predict the revenue or profit that will be generated from these projects, could prevent them from performing in accordance with our commercial expectations and could materially and adversely affect our future success, business, and results of operations.

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

Completed acquisitions may not perform as anticipated or be integrated as planned. We regularly evaluate and pursue opportunities to acquire businesses that complement, enhance, or expand our current business, or offer growth opportunities. Our acquired businesses might not meet our financial and non-financial expectations or yield anticipated benefits. Our success depends, in part, on our ability to conform controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and retain the acquired business’s key personnel and customers. Moreover, our acquisition activity may subject us to new regulatory requirements, distract our senior management and employees, and expose us to unknown liabilities or contingencies that we may fail to identify prior to closing. If we are forced to make changes to our business strategy or if external conditions adversely affect our business operations, such as unfavorable macroeconomic conditions (particularly high inflation and the resulting rise in interest rates) and the impact of COVID-19, it may be difficult for us to accurately forecast revenue, operating income, or cash flow, and we may be required to record impairment charges in the future. Additionally, we may borrow funds to finance strategic acquisitions. Debt leverage resulting from future acquisitions would reduce our debt capacity, increase our interest expense, and limit our ability to capitalize on future business opportunities. Such borrowings may also be subject to fluctuations in interest rates. Any of these risks could materially and adversely affect our business, product and service sales, financial condition, and results of operations.

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

If we lose any of our key personnel, our ability to manage our business and continue our growth could be negatively impacted. Our success, at least in part, depends on the continued contributions of our executive team and key personnel. If one or more of our key personnel were to resign or otherwise terminate employment with us, we could experience operational disruptions. In addition, we do not maintain key person insurance on any of our executive employees or key personnel.

As previously disclosed, David Barry, the President of Pursuit, recently began a medical leave of absence for surgical treatment of a medical condition. If Mr. Barry becomes unable to continue working due to health reasons, we could experience operational disruptions and/or our growth could be negatively impacted.

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

Our participation in multi-employer pension plans could substantially increase our pension costs. We sponsor a number of defined benefit plans for our United States and Canada-based employees. In addition, we are obligated to contribute to multi-employer pension plans under collective bargaining agreements covering our union-represented employees. We contributed $7.1 million in 2021, $8.6 million in 2020, and $27.3 million in 2019 to those multi-employer pension plans. Third-party boards of trustees manage these multi-employer plans. Based upon the information we receive from plan administrators, we believe that several of those multi-employer plans are underfunded. The Pension Protection Act of 2006 requires us to reduce the underfunded status over defined time periods. Moreover, we would be required to make additional payments of our proportionate share of a plan’s unfunded vested liabilities if a plan terminates, or other contributing employers withdraw, due to insolvency or other reasons, or if we voluntarily withdraw from a plan. In 2019, we withdrew from the underfunded Central States Pension Plan and accordingly, we recorded a charge of $15.5 million, which represented the estimated present value of future contributions we will be required to make as a result of the union’s withdrawal. At this time, we do not anticipate triggering any significant withdrawal from any other multi-employer pension plan to which we currently contribute. However, significant plan contribution increases could materially and adversely affect our consolidated financial condition, results of operations, and cash flows. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of our 2021 Form 10-K) for further information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended September 30, 2022 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	29	$27.61	—	546,283
August 1, 2022 - August 31, 2022	—	$—	—	546,283
September 1, 2022 - September 30, 2022	—	$—	—	546,283
Total	29	$27.61	—	546,283

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

VIAD CORP
(Registrant)

November 4, 2022	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer and Duly Authorized Officer