Form 10-Q/A
period 2022-09-30
VIAD CORP
filed 2023-02-28
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Viad Corp (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q/A”) for the quarter ended September 30, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 4, 2022 (the “Original Form 10-Q”) to reflect the restatement of the previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 (the “Affected Period”).

Background of Restatement

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2023, the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management, concluded that the Company’s previously issued unaudited condensed consolidated financial statements for the Affected Period contained in the Original Form 10-Q should no longer be relied upon due to an error relating to the accounting for the non-cash foreign currency remeasurement of a finance lease.

The identification of the error arose out of the Company’s year-end close and review procedures for the year ended December 31, 2022. The Company determined it had improperly accounted for a finance lease at the Company’s Sky Lagoon attraction in Iceland by not determining the foreign exchange remeasurement impact of the lease liability. The lease liability is recorded in Icelandic Króna, but is payable in U.S. Dollars, and therefore should have been remeasured on a monthly basis. As a result, for the Affected Period, costs of services was understated by $5.0 million, the finance lease liability was understated by $5.4 million, and net income attributable to Viad was overstated by $2.0 million after accounting for taxes and the noncontrolling interests.

Internal Control over Financial Reporting

The Company has concluded there was a material weakness in the Company’s internal control over financial reporting as of September 30, 2022 and that its disclosure controls and procedures were ineffective as of September 30, 2022. See additional discussion included in Part I, Item 4, “Control and Procedures” of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Form 10-Q, amended and restated in its entirety, with modifications as necessary to reflect the restatement. The following items have been amended:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors, and

Part II, Item 6. Exhibits

In accordance with applicable SEC rules, this Form 10-Q/A includes an updated signature page and new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from the Company’s President and Chief Executive Officer, and Chief Financial Officer dated as of the filing date of this Form 10-Q/A.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Form 10-Q and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Form 10-Q was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Form 10-Q to give effect to any subsequent events. Among other things, forward looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-Q, other than the restatement. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q.

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2022, as restated, and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022, as restated, and 2021	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022, as restated, and 2021	3
	Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity for the Three Months Ended March 31, June 30, and September 30, 2022, as restated, and 2021	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022, as restated, and 2021	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6.	Exhibits	49
Items 3-5	Not applicable

SIGNATURES		50

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2022	2021
	As Restated
Assets
Current assets
Cash and cash equivalents	$79,151	$61,600
Accounts receivable, net of allowances for doubtful accounts of $3,248 and $1,808, respectively	150,281	91,966
Inventories	11,212	8,581
Current contract costs	25,114	11,105
Prepaid insurance	11,535	10,284
Other current assets	20,345	14,080
Total current assets	297,638	197,616
Property and equipment, net	543,498	549,108
Other investments and assets	16,606	16,718
Operating lease right-of-use assets	107,442	95,915
Deferred income taxes	866	1,006
Goodwill	119,416	112,078
Other intangible assets, net	59,167	65,189
Total Assets	$1,144,633	$1,037,630
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$99,428	$69,657
Contract liabilities	62,146	39,141
Accrued compensation	25,996	12,788
Operating lease obligations	13,958	12,451
Other current liabilities	48,249	28,289
Current portion of debt and finance obligations	16,614	12,800
Total current liabilities	266,391	175,126
Long-term debt and finance obligations	455,465	446,580
Pension and postretirement benefits	22,881	23,692
Long-term operating lease obligations	105,740	93,406
Other deferred items and liabilities	69,308	68,953
Total liabilities	919,785	807,757
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding	132,591	132,591
Redeemable noncontrolling interest	5,257	5,444
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	570,913	566,741
Accumulated deficit	(326,611)	(349,720)
Accumulated other comprehensive loss	(61,429)	(27,429)
Common stock in treasury, at cost, 4,272,936 and 4,381,606 shares, respectively	(214,959)	(220,712)
Total Viad stockholders’ equity	5,316	6,282
Non-redeemable noncontrolling interest	81,684	85,556
Total stockholders’ equity	87,000	91,838
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,144,633	$1,037,630

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
	As Restated		As Restated
Revenue:
Services	$306,199	$182,964	$711,468	$254,170
Products	76,522	50,635	167,816	69,597
Total revenue	382,721	233,599	879,284	323,767
Costs and expenses:
Costs of services	251,433	150,983	646,564	283,403
Costs of products	64,932	42,497	152,431	73,429
Corporate activities	3,768	3,093	9,881	8,104
Interest expense, net	10,252	9,518	23,890	20,168
Other expense, net	280	466	1,530	1,563
Restructuring charges	1,387	2,186	3,467	5,799
Impairment charges	—	—	583	—
Total costs and expenses	332,052	208,743	838,346	392,466
Income (loss) from continuing operations before income taxes	50,669	24,856	40,938	(68,699)
Income tax expense	8,810	5,329	9,587	118
Income (loss) from continuing operations	41,859	19,527	31,351	(68,817)
Income (loss) from discontinued operations	(42)	248	285	534
Net income (loss)	41,817	19,775	31,636	(68,283)
Net income attributable to non-redeemable noncontrolling interest	(3,784)	(5,004)	(3,031)	(3,049)
Net loss attributable to redeemable noncontrolling interest	88	296	354	1,221
Net income (loss) attributable to Viad	$38,121	$15,067	$28,959	$(70,111)
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$1.29	$0.45	$0.78	$(3.80)
Discontinued operations attributable to Viad common stockholders	—	0.01	0.01	0.03
Net income (loss) attributable to Viad common stockholders	$1.29	$0.46	$0.79	$(3.77)
Weighted-average outstanding and potentially dilutive common shares	20,889	20,742	20,781	20,396
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$1.30	$0.45	$0.79	$(3.80)
Discontinued operations attributable to Viad common stockholders	—	0.01	0.01	0.03
Net income (loss) attributable to Viad common stockholders	$1.30	$0.46	$0.80	$(3.77)
Weighted-average outstanding common shares	20,612	20,420	20,567	20,396
Amounts attributable to Viad
Income (loss) from continuing operations	$38,163	$14,819	$28,674	$(70,645)
Income (loss) from discontinued operations	(42)	248	285	534
Net income (loss)	$38,121	$15,067	$28,959	$(70,111)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
	As Restated		As Restated
Net income (loss)	$41,817	$19,775	$31,636	$(68,283)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(26,846)	(8,634)	(34,977)	(980)
Change in net actuarial loss, net of tax (1)	444	83	910	261
Change in prior service cost, net of tax (1)	67	—	67	(56)
Comprehensive income (loss)	15,482	11,224	(2,364)	(69,058)
Non-redeemable noncontrolling interest:
Comprehensive income attributable to non-redeemable noncontrolling interest	(3,784)	(5,004)	(3,031)	(3,049)
Unrealized foreign currency translation adjustments	(5,056)	(1,960)	(6,333)	(141)
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	88	296	354	1,221
Comprehensive income (loss) attributable to Viad	$6,730	$4,556	$(11,374)	$(71,027)

(1) The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2021	$37,402	$566,741	$(349,720)	$(27,429)	$(220,712)	$6,282	$85,556	$91,838	$5,444	$132,591
Net loss	—	—	(29,001)	—	—	(29,001)	(1,204)	(30,205)	(138)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(349)	(349)	—	(349)	—	—
Employee benefit plans	—	(1,286)	—	—	1,972	686	—	686	—	—
Share-based compensation - equity awards	—	2,385	—	—	—	2,385	—	2,385	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,412	—	3,412	737	4,149	49	—
Amortization of net actuarial loss, net of tax	—	—	—	407	—	407	—	407	—	—
Other, net	—	(41)	—	—	—	(41)	—	(41)	351	—
Balance, March 31, 2022	$37,402	$567,799	$(380,671)	$(23,610)	$(219,089)	$(18,169)	$85,089	$66,920	$5,706	$132,591
Net income	—	—	19,839	—	—	19,839	451	20,290	(128)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Distributions from noncontrolling interest	—	—	—	—	—	—	(570)	(570)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(5)	(5)	—	(5)	—	—
Employee benefit plans	—	(648)	—	—	1,481	833	—	833	—	—
Share-based compensation - equity awards	—	3,370	—	—	—	3,370	—	3,370	—	—
Unrealized foreign currency translation adjustment	—	—	—	(11,543)	—	(11,543)	(2,014)	(13,557)	(167)	—
Amortization of net actuarial loss, net of tax	—	—	—	59	—	59	—	59	—	—
Other, net	—	(25)	—	—	—	(25)	—	(25)	412	—
Balance, June 30, 2022	$37,402	$570,496	$(362,782)	$(35,094)	$(217,613)	$(7,591)	$82,956	$75,365	$5,823	$132,591
Net income, as restated	—	—	38,121	—	—	38,121	3,784	41,905	(88)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Employee benefit plans	—	(2,079)	—	—	2,655	576	—	576	—	—
Share-based compensation - equity awards	—	2,492	—	—	—	2,492	—	2,492	—	—
Unrealized foreign currency translation adjustment, as restated	—	—	—	(26,846)	—	(26,846)	(5,056)	(31,902)	(478)	—
Amortization of net actuarial loss, net of tax	—	—	—	444	—	444	—	444	—	—
Amortization of prior service cost, net of tax	—	—	—	67	—	67	—	67	—	—
Other, net	—	4	—	—	(1)	3	—	3	—	—
Balance, September 30, 2022, as restated	$37,402	$570,913	$(326,611)	$(61,429)	$(214,959)	$5,316	$81,684	$87,000	$5,257	$132,591
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

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
	As Restated
Cash flows from operating activities
Net income (loss)	$31,636	$(68,283)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,442	39,986
Deferred income taxes	(646)	(131)
Income from discontinued operations	(285)	(534)
Restructuring charges	3,467	5,799
Impairment charges	583	—
Gains on dispositions of property and other assets	(209)	(9,345)
Share-based compensation expense	7,998	5,960
Multi-employer pension plan withdrawal	—	57
Other non-cash items, net	11,894	4,642
Change in operating assets and liabilities:
Receivables	(62,503)	(53,998)
Inventories	(3,125)	(68)
Current contract costs	(15,333)	(10,123)
Accounts payable	34,939	39,204
Restructuring liabilities	(2,442)	(4,413)
Accrued compensation	11,093	7,611
Contract liabilities	24,174	26,386
Income taxes payable	8,538	(181)
Other assets and liabilities, net	16,264	14,718
Net cash provided by (used in) operating activities	105,485	(2,713)
Cash flows from investing activities
Capital expenditures	(54,770)	(45,187)
Cash paid for acquisitions, net	(25,494)	(7,704)
Proceeds from dispositions of property and other assets	237	14,292
Net cash used in investing activities	(80,027)	(38,599)
Cash flows from financing activities
Proceeds from borrowings	94,849	451,350
Payments on debt and finance obligations	(86,643)	(335,665)
Dividends paid on preferred stock	(5,850)	(1,950)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(570)	(798)
Payments of debt issuance costs	(418)	(1,767)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(940)	(1,119)
Net cash provided by financing activities	428	110,051
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,989)	2,551
Net change in cash, cash equivalents, and restricted cash	19,897	71,290
Cash, cash equivalents, and restricted cash, beginning of year	64,303	41,971
Cash, cash equivalents, and restricted cash, end of period	$84,200	$113,261

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

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2022, we identified an error in the accounting for a finance lease at our Sky Lagoon attraction in Iceland relating to the foreign exchange remeasurement impact of the lease liability. The lease liability is recorded in Icelandic Króna, but is payable in U.S. dollars, and therefore should have been remeasured on a monthly basis. As a result, costs of services was understated by $5.0 million, the finance lease liability was understated by $5.4 million, and net income attributable to Viad was overstated by $2.0 million after accounting for taxes and the noncontrolling interests.

The following tables present the effect of this correction on selected line items of our previously issued financial statements:

Condensed Consolidated Balance Sheets

	September 30, 2022
(in thousands)	As Previously Reported	Adjustments	As Restated
Long-term debt and finance obligations	$450,085	$5,380	$455,465
Other deferred items and liabilities	$70,300	$(992)	$69,308
Total liabilities	$915,397	$4,388	$919,785
Accumulated deficit	$(324,587)	$(2,024)	$(326,611)
Accumulated other comprehensive loss	$(61,010)	$(419)	$(61,429)
Total Viad stockholders’ equity	$7,759	$(2,443)	$5,316
Non-redeemable noncontrolling interest	$83,629	$(1,945)	$81,684
Total stockholders’ equity	$91,388	$(4,388)	$87,000

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2022
(in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
Costs of services	$246,472	$4,961	$251,433
Total costs and expenses	$327,091	$4,961	$332,052
Income from continuing operations before income taxes	$55,630	$(4,961)	$50,669
Income tax expense	$9,802	$(992)	$8,810
Income from continuing operations	$45,828	$(3,969)	$41,859
Net income	$45,786	$(3,969)	$41,817
Net income attributable to non-redeemable noncontrolling interest	$(5,729)	$1,945	$(3,784)
Net income attributable to Viad	$40,145	$(2,024)	$38,121
Diluted income per common share:
Continuing operations attributable to Viad common stockholders	$1.38	$(0.09)	$1.29
Net income attributable to Viad common stockholders	$1.38	$(0.09)	$1.29
Basic income per common share:
Continuing operations attributable to Viad common stockholders	$1.40	$(0.10)	$1.30
Net income attributable to Viad common stockholders	$1.40	$(0.10)	$1.30
Amounts attributable to Viad
Income from continuing operations	$40,187	$(2,024)	$38,163
Net income	$40,145	$(2,024)	$38,121

	Nine Months Ended September 30, 2022
(in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
Costs of services	$641,603	$4,961	$646,564
Total costs and expenses	$833,385	$4,961	$838,346
Income from continuing operations before income taxes	$45,899	$(4,961)	$40,938
Income tax expense	$10,579	$(992)	$9,587
Income from continuing operations	$35,320	$(3,969)	$31,351
Net income	$35,605	$(3,969)	$31,636
Net income attributable to non-redeemable noncontrolling interest	$(4,976)	$1,945	$(3,031)
Net income attributable to Viad	$30,983	$(2,024)	$28,959
Diluted income per common share:
Continuing operations attributable to Viad common stockholders	$0.88	$(0.10)	$0.78
Net income attributable to Viad common stockholders	$0.89	$(0.10)	$0.79
Basic income per common share:
Continuing operations attributable to Viad common stockholders	$0.88	$(0.09)	$0.79
Net income attributable to Viad common stockholders	$0.89	$(0.09)	$0.80
Amounts attributable to Viad
Income from continuing operations	$30,698	$(2,024)	$28,674
Net income	$30,983	$(2,024)	$28,959

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2022
(in thousands)	As Previously Reported	Adjustments	As Restated
Net income	$45,786	$(3,969)	$41,817
Unrealized foreign currency translation adjustments	$(26,427)	$(419)	$(26,846)
Comprehensive income (loss)	$19,870	$(4,388)	$15,482
Comprehensive income attributable to non-redeemable noncontrolling interest	$(5,729)	$1,945	$(3,784)
Comprehensive income (loss) attributable to Viad	$9,173	$(2,443)	$6,730

	Nine Months Ended September 30, 2022
(in thousands)	As Previously Reported	Adjustments	As Restated
Net income	$35,605	$(3,969)	$31,636
Unrealized foreign currency translation adjustments	$(34,558)	$(419)	$(34,977)
Comprehensive income (loss)	$2,024	$(4,388)	$(2,364)
Comprehensive income attributable to non-redeemable noncontrolling interest	$(4,976)	$1,945	$(3,031)
Comprehensive income (loss) attributable to Viad	$(8,931)	$(2,443)	$(11,374)

Condensed Consolidated Statements of Cash Flows

	September 30, 2022
(in thousands)	As Previously Reported	Adjustments	As Restated
Net income	$35,605	$(3,969)	$31,636
Deferred income taxes	$346	$(992)	$(646)
Other non-cash items, net	$6,933	$4,961	$11,894

Net cash provided by operating activities was not impacted by the error. In addition, footnote disclosures impacted by the error have also been restated.

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

At September 30, 2022, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2022	$1,177
2023	4,515
2024	3,576
2025	2,281
2026	2,248
Thereafter	44,806
Total	$58,603

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Continuing operations:
Foreign income taxes payable	$9,452	$965
Accrued sales and use taxes	8,871	3,428
Self-insured liability	4,696	4,815
Commissions payable	4,638	4,119
Accrued employee benefit costs	4,629	4,164
Accrued concession fees	4,567	964
Current portion of pension and postretirement liabilities	1,457	1,637
Accommodation service deposits	1,416	892
Accrued professional fees	1,227	1,671
Accrued restructuring	766	864
Accrued interest payable	270	228
Other taxes	1,431	1,042
Other	4,521	3,034
Total continuing operations	47,941	27,823
Discontinued operations:
Self-insured liability	168	312
Environmental remediation liabilities	46	60
Other	94	94
Total discontinued operations	308	466
Total other current liabilities	$48,249	$28,289

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Continuing operations:
Foreign deferred tax liability	$26,306	$27,748
Multi-employer pension plan withdrawal liability	13,929	14,260
Self-insured excess liability	6,847	6,847
Self-insured liability	6,243	5,119
Accrued compensation	4,644	5,696
Accrued restructuring	3,320	2,571
Other	3,993	2,758
Total continuing operations	65,282	64,999
Discontinued operations:
Environmental remediation liabilities	2,178	2,168
Self-insured liability	1,598	1,535
Other	250	251
Total discontinued operations	4,026	3,954
Total other deferred items and liabilities	$69,308	$68,953

Note 12. Debt and Finance Obligations

The components of debt and finance obligations consisted of the following:

	September 30,	December 31,
(in thousands, except interest rates)	2022	2021
2021 Credit Facility - Term Loan B, 8.1% interest rate at September 30, 2022 and 5.5% at December 31, 2021, due through 2028(1)	$397,000	$399,000
Forest Park Hotel Construction Loan Facility, 4.8% interest rate at September 30, 2022, due through 2027(1)	10,020	—
FlyOver Iceland Credit Facility, 4.9% interest rate at September 30, 2022 and December 31, 2021, due through 2027(1)	4,772	5,566
FlyOver Iceland Term Loans, 9.5% weighted-average interest rate at September 30, 2022 and 3.8% at December 31, 2021, due through 2024(1)	607	689
Less unamortized debt issuance costs	(12,679)	(14,804)
Total debt	399,720	390,451
Finance lease obligations, 9.1% weighted-average interest rate at September 30, 2022 and December 31, 2021, due through 2067	65,376	63,401
Financing arrangements	6,983	5,528
Total debt and finance obligations (2)(3)	472,079	459,380
Current portion	(16,614)	(12,800)
Long-term debt and finance obligations	$455,465	$446,580
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

As of September 30, 2022, the net leverage ratio was 3.14 to 1.00 and the interest coverage ratio was 3.89 to 1.00, and we were in compliance with all covenants under the revolving credit facility.

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
Note 14. Income (Loss) Per Share

The components of basic and diluted loss per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income (loss) attributable to Viad	$38,121	$15,067	$28,959	$(70,111)
Less: Allocation to participating securities	(9,368)	(3,141)	(5,991)	—
Convertible preferred stock dividends paid in cash	(1,950)	(1,950)	(5,850)	(1,950)
Convertible preferred stock dividends paid in kind	—	—	—	(3,821)
Adjustment to the redemption value of redeemable noncontrolling interest	—	(488)	(763)	(1,091)
Net income (loss) allocated to Viad common stockholders (basic)	$26,803	$9,488	$16,355	$(76,973)
Add: Allocation to participating securities	94	36	46	—
Net income (loss) allocated to Viad common stockholders (diluted)	$26,897	$9,524	$16,401	$(76,973)

Basic weighted-average outstanding common shares	20,612	20,420	20,567	20,396
Additional dilutive shares related to share-based compensation	277	322	214	—
Diluted weighted-average outstanding shares	20,889	20,742	20,781	20,396
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$1.30	$0.46	$0.80	$(3.77)
Diluted income (loss) attributable to Viad common stockholders(1)	$1.29	$0.46	$0.79	$(3.77)

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

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(16,162)	$(11,267)	$(27,429)
Other comprehensive income (loss) before reclassifications	(34,977)	—	(34,977)
Amounts reclassified from AOCI, net of tax	—	977	977
Net other comprehensive income (loss)	(34,977)	977	(34,000)
Balance at September 30, 2022	$(51,139)	$(10,290)	$(61,429)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(16,686)	$(13,955)	$(30,641)
Other comprehensive income (loss) before reclassifications	(980)	—	(980)
Amounts reclassified from AOCI, net of tax	—	205	205
Net other comprehensive income (loss)	(980)	205	(775)
Balance at September 30, 2021	$(17,666)	$(13,750)	$(31,416)

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

Note 17. Income Taxes

The effective tax rate was 17.4% for the three months ended September 30, 2022 and 23.4% for the nine months ended September 30, 2022. The effective tax rate was 21.4% for the three months ended September 30, 2021 and a negative 0.2% for the nine months ended September 30, 2021.

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

Note 20. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		September 30,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2022	2021
Assets:
Operating lease assets	Operating lease ROU assets	$107,442	$95,915
Finance lease assets	Property and equipment, net	57,216	61,022
Total lease assets		$164,658	$156,937

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$13,958	$12,451
Finance lease obligations	Current portion of debt and finance obligations	3,206	2,928
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	105,740	93,406
Finance lease obligations	Long-term debt and finance obligations	62,170	60,473
Total lease liabilities		$185,074	$169,258

The components of lease expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of ROU assets	$1,060	$1,093	$3,156	$3,231
Interest on lease liabilities	1,478	1,405	4,380	4,193
Operating lease cost	6,426	5,165	18,452	17,328
Short-term lease cost	968	394	2,081	853
Variable lease cost	1,420	1,059	3,966	3,093
Total lease cost, net	$11,352	$9,116	$32,035	$28,698

Other information related to operating and finance leases are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,480	$5,140	$17,347	$17,753
Operating cash flows from finance leases	$1,551	$4,748	$4,517	$5,955
Financing cash flows from finance leases	$854	$656	$2,451	$2,050
ROU assets obtained in exchange for lease obligations:
Operating leases	$8,095	$8,033	$18,806	$26,968
Finance leases	$805	$1,073	$5,129	$42,782

			September 30,	December 31,
			2022	2021
Weighted-average remaining lease term (years):
Operating leases			8.61	8.54
Finance leases			34.04	34.95
Weighted-average discount rate:
Operating leases			7.11%	6.86%
Finance leases			9.10%	9.06%

As of September 30, 2022, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2022	$6,232	$2,283	$8,515
2023	23,507	8,684	32,191
2024	20,973	7,627	28,600
2025	19,792	6,802	26,594
2026	19,369	6,400	25,769
Thereafter	77,373	185,976	263,349
Total future lease payments	167,246	217,772	385,018
Less: Amount representing interest	(47,548)	(152,396)	(199,944)
Present value of minimum lease payments	119,698	65,376	185,074
Current portion	13,958	3,206	17,164
Long-term portion	$105,740	$62,170	$167,910

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

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2021	$15,315	$58,601	$11,640	$85,556
Net income attributable to non-redeemable noncontrolling interest	2,092	2,329	(1,390)	3,031
Distributions to non-controlling interests	—	(570)	—	(570)
Foreign currency translation adjustments	(27)	(5,128)	(1,178)	(6,333)
Balance at September 30, 2022	$17,380	$55,232	$9,072	$81,684
Equity ownership interest that we do not own	20%	40%	49%

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

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Revenue:
Pursuit	$163,796	$117,555	$265,179	$163,658
GES:
Spiro	73,277	37,866	205,518	61,869
GES Exhibitions	147,872	81,138	414,303	101,347
GES intersegment eliminations	(2,224)	(2,960)	(5,716)	(3,107)
Total GES	218,925	116,044	614,105	160,109
Total revenue	$382,721	$233,599	$879,284	$323,767

Segment operating income (loss):
Pursuit(1)	$59,749	$49,601	$44,122	$23,183
GES:
Spiro	3,720	(399)	18,328	(14,779)
GES Exhibitions	2,870	(9,100)	17,788	(41,521)
Total GES	6,590	(9,499)	36,116	(56,300)
Segment operating income (loss)	66,339	40,102	80,238	(33,117)
Corporate eliminations (2)	17	17	51	52
Corporate activities	(3,768)	(3,093)	(9,881)	(8,104)
Interest expense, net	(10,252)	(9,518)	(23,890)	(20,168)
Other expense, net	(280)	(466)	(1,530)	(1,563)
Restructuring charges:
Pursuit	—	(32)	—	(55)
Spiro	(71)	(422)	(1,297)	(598)
GES Exhibitions	(1,316)	(1,707)	(2,140)	(5,101)
Corporate	—	(25)	(30)	(45)
Impairment charges:
GES Exhibitions	—	—	(583)	—
Income (loss) from continuing operations before income taxes	$50,669	$24,856	$40,938	$(68,699)

(1)
Refer to Note 1 – Overview and Basis of Presentation under the heading “Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements” for additional information.
(2)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our 2021 Form 10-K and the condensed consolidated financial statements and related notes included in this Form 10-Q/A and the section entitled “Risk Factors” (Part I, Item 1). The MD&A is intended to assist in understanding our financial condition and results of operations.

Restatement of Previously Issued Financial Statements

As discussed in Note 1 – Overview and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q/A), we have restated our previously issued condensed consolidated financial statements for the quarter ended September 30, 2022. Accordingly, the following MD&A has been restated.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words, and variations of words, such as “aim,” “anticipate,” “believe,” “could,” “deliver,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “seek,” “target,” “will,” and similar expressions are intended to identify our forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, initiatives, intentions, or goals also are forward-looking statements. These forward-looking statements are not historical facts and are subject to a host of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those in the forward-looking statements contained in this Form 10-Q/A. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Risk Factors” (Part I, Item 1A) of this Form 10-Q/A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) in our 2021 Form 10-K filed with the SEC, as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we will file with the SEC. Such risks, uncertainties, and other important factors include, among others: the rising inflation and resulting interest rate increases; the short- and longer-term effects of the COVID-19 pandemic, including the demand for travel, event business and travel experiences, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any future resurgence, including limiting or banning travel; the impact of the COVID-19 pandemic, or any future resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; and the pace of recovery following the COVID-19 pandemic or any future resurgence. We disclaim and do not undertake any obligation to update or revise any forward-looking statement except as required by applicable law or regulation.

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

COVID-19 Pandemic and Macroeconomic Factors

The COVID-19 pandemic continues to impact the economies of countries in which we operate, including supply chain and labor challenges, and the ability of guests to travel from certain countries. However, during 2022 international tourism and live event activity have continued to improve and demand for our products and services remained strong. It is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting from the preventative measures taken to contain or mitigate its outbreak, therefore no assurance can be given that an extended period of global economic disruption would not have a material adverse impact on our business, financial condition and results of operations in future periods. For a discussion of COVID-19 related risks and uncertainties that may affect our business, refer to “Risk Factors” (Part I, Item 1A of this Form 10-Q/A).

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

Results of Operations

Financial Highlights

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except per share data)	2022	2021	% Change	2022	2021	% Change
Total revenue	$382,721	$233,599	63.8%	$879,284	$323,767	**
Net income (loss) attributable to Viad	$38,121	$15,067	**	$28,959	$(70,111)	**
Segment operating income (loss)(1)	$66,339	$40,102	65.4%	$80,238	$(33,117)	**
Diluted income (loss) per common share from continuing operations attributable to Viad common stockholders	$1.29	$0.45	**	$0.78	$(3.80)	**

** Change is greater than +/- 100%

(1)
Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q/A) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

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
•
Net income attributable to Viad increased $23.1 million during the three months ended September 30, 2022, primarily reflecting higher revenue during the 2022 period.
•
Total segment operating income increased $26.2 million during the three months ended September 30, 2022, primarily due to higher revenue at GES and Pursuit, offset in part by a non-cash foreign currency unrealized loss of $5.0 million related to a finance lease remeasurement during 2022.

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
•
Net income attributable to Viad improved $99.1 million during the nine months ended September 30, 2022 from a net loss in the prior year period, primarily reflecting higher revenue during the 2022 period.
•
Total segment operating income improved $113.4 million during the nine months ended September 30, 2022 from a operating loss in the prior year period, primarily due to higher revenue at GES and Pursuit, offset in part by a $9.1 million gain on sale of a GES warehouse in Orlando in the 2021 period and a non-cash foreign currency unrealized loss of $5.0 million related to a finance lease remeasurement during 2022.

Analysis of Revenue and Operating Results by Reportable Segment

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue(1):
Pursuit:
Attractions	$81,330	$49,614	63.9%	$132,927	$64,799	**
Hospitality	75,327	63,151	19.3%	118,843	91,971	29.2%
Transportation	6,173	3,468	78.0%	11,298	4,975	**
Other	966	1,322	(26.9)%	2,111	1,913	10.4%
Total Pursuit	$163,796	$117,555	39.3%	$265,179	$163,658	62.0%

Segment operating income (loss)(2):
Total Pursuit	$59,749	$49,601	20.5%	$44,122	$23,183	90.3%

** Change is greater than +/- 100%

(1)
Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q/A) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.
(2)
Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q/A) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

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

Pursuit segment operating income increased $10.1 million from the prior year period primarily due to the increase in revenue, offset in part by increased operating costs as all of Pursuit’s properties were operating but at less than full capacity during the third quarter of 2022, a non-cash foreign currency unrealized loss of $5.0 million related to a finance lease remeasurement during 2022, and due to a $4.3 million prior year benefit from the Canadian government’s emergency wage subsidy program that did not exist in 2022.

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

Pursuit segment operating income increased $20.9 million from the prior year period primarily due to the increase in revenue offset in part by the increase in operating costs as all of Pursuit’s year-round and seasonal properties were operating but at less than full capacity during the nine months ended September 30, 2022, a non-cash foreign currency unrealized loss of $5.0 million related to a finance lease remeasurement during 2022, and a $10.8 million prior year benefit from the Canadian government’s emergency wage subsidy program that did not exist in 2022.

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

** Change is greater than +/- 100%

(1)
Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q/A) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

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

Other Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Corporate activities	$3,768	$3,093	21.8%	$9,881	$8,104	21.9%
Interest expense, net	$10,252	$9,518	7.7%	$23,890	$20,168	18.5%
Other expense, net	$280	$466	(39.9)%	$1,530	$1,563	(2.1)%
Restructuring charges	$1,387	$2,186	(36.6)%	$3,467	$5,799	(40.2)%
Impairment charges	$—	$—	**	$583	$—	**
Income tax expense	$8,810	$5,329	65.3%	$9,587	$118	**
Income (loss) from discontinued operations	$(42)	$248	**	$285	$534	(46.6)%

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

Income Tax Expense – The effective tax rate was 17.4% for the three months ended September 30, 2022 and 21.4% for the three months ended September 30, 2021. The effective tax rate was 23.4% for the nine months ended September 30, 2022 and a negative 0.2% for nine months ended September 30, 2021. The effective tax rates differed from the blended statutory rate primarily as a result of excluding the tax expense or benefit in jurisdictions where we have a valuation allowance. The minimal tax expense recorded for the nine months ended September 30, 2021 on a pre-tax loss was due to the minimal pre-tax income earned in jurisdictions with no valuation allowance.

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

Effective July 30, 2021, we entered into the new $500 million 2021 Credit Facility. The 2021 Credit Facility provides for a $400 million Term Loan B with a maturity date of July 30, 2028 and a $100 million revolving credit facility with a maturity date of July 30, 2026. The $400 million in Term Loan B proceeds were offset in part by $14.8 million in related fees. The proceeds from the Term Loan B were used to repay the $327 million outstanding balance under our then $450 million revolving credit facility. The $100 million revolving credit facility and the remaining proceeds from the Term Loan B have been and will be used to provide for financial flexibility to fund future acquisitions and growth initiatives and for general corporate purposes. On March 23, 2022, we entered into an amendment to the 2021 Credit Facility, which modified the revolving credit facility’s financial covenants. The amended 2021 Credit Facility requires us to maintain liquidity of $75 million under the revolving credit facility until financials and a compliance certificate for the quarter ended September 30, 2022 are provided to the banks, with liquidity defined as unrestricted cash and available capacity on our revolving credit facility. We were in compliance with all covenants under the revolving credit facility as of September 30, 2022. Refer to Note 12 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q/A) for additional information.

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

Cash Flows

Operating Activities

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net income (loss)	$31,636	$(68,283)
Depreciation and amortization	39,442	39,986
Deferred income taxes	(646)	(131)
Income from discontinued operations	(285)	(534)
Restructuring charges	3,467	5,799
Impairment charges	583	—
Gains on dispositions of property and other assets	(209)	(9,345)
Share-based compensation expense	7,998	5,960
Multi-employer pension plan withdrawal	—	57
Other non-cash items, net	11,894	4,642
Changes in operating assets and liabilities	11,605	19,136
Net cash provided by (used in) operating activities	$105,485	$(2,713)

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

Debt and Finance Obligations

Refer to Note 12 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q/A) for further discussion, all of which is incorporated by reference herein.

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

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Overview and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q/A) for further information.

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

“Segment operating income (loss)” is net income (loss) attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment charges, and certain other corporate expenses (including multi-employer pension plan withdrawal) that are not allocated to the reportable segments and the reduction for income (loss) attributable to noncontrolling interests. Segment operating income (loss) is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q/A) for a reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $51.1 million as of September 30, 2022 and $16.2 million as of December 31, 2021. We recorded unrealized foreign currency translation losses in other comprehensive income (loss) of $35.0 million during the nine months ended September 30, 2022 and a loss of $1.0 million during the nine months ended September 30, 2021.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain monetary assets and liabilities denominated in currencies other than the functional currency of the respective subsidiary. As of September 30, 2022 and December 31, 2021, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations.

We do not currently use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022.

Evaluation of Disclosure Controls and Procedures

Based on that evaluation, and as a result of the matters described in the Explanatory Note to this Form 10-Q/A, the CEO and CFO concluded that as of September 30, 2022, as a result of a material weakness in our internal control over financial reporting related to the accounting for the non-cash foreign currency remeasurement of a finance lease described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During our year-end close and review procedures for the year ended December 31, 2022, a material weakness was identified over the remeasurement of monetary liabilities in nonfunctional currencies as a result of the error identified in accounting for a finance lease at the Company’s Sky Lagoon attraction in Iceland, which impacted costs of services, long-term debt and finance obligations, and net income attributable to Viad after accounting for taxes and noncontrolling interests.

Remediation Plan

We are in the process of designing and implementing an internal control to address the material weakness. The material weakness cannot be considered remediated until applicable controls have been designed, implemented, and operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q/A) for information regarding legal proceedings in which we are involved, which information is incorporated by reference herein.

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

Strategic, Business, and Operational Risks

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness or maintain effective internal controls over financial reporting in the future, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired. We have identified a material weakness in our internal control over financial reporting and have restated our financial statements for the three and nine months ended September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness remained unremediated as of September 30, 2022. If we are unable to remediate the existing material weakness, experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

We are subject to currency exchange rate fluctuations. We have operations outside of the United States primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. During 2021 and 2020, our international operations accounted for approximately 38% and 30% of our consolidated revenue, respectively, and 19% and 36% of our segment operating loss, respectively. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. We do not currently hedge equity risk arising from the translation of non-United States denominated assets and liabilities. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue, and expenses must be translated into U.S. dollars for reporting purposes. The unrealized gains or losses resulting from the currency translation are included as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. We also have certain monetary assets and liabilities in currencies other than the entity’s functional currency, which results in gains or losses as exchange rates fluctuate. As a result, significant fluctuations in currency exchange rates could result in material changes to the net equity position we report in our Consolidated Balance Sheets and could adversely affect our results of operations.

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

VIAD CORP
(Registrant)

February 28, 2023	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer and Duly Authorized Officer