Form 10-K
period 2022-12-31
VIAD CORP
filed 2023-02-28
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was approximately $551.6 million.

Registrant had 20,740,318 shares of Common Stock ($1.50 par value) outstanding as of February 21, 2023.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Viad Corp Annual Meeting of Shareholders scheduled for May 24, 2023, is incorporated by reference into Part III of this Annual Report.

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Tempe, AZ USA

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“2022 Form 10-K”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this 2022 Form 10-K, including the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7), and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A). Words, and variations of words, such as “aim,” “anticipate,” “believe,” “could,” “deliver,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “seek,” “target,” “will,” and similar expressions are intended to identify our forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, initiatives, intentions, or goals also are forward-looking statements. These forward-looking statements are not historical facts and are subject to a host of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those in the forward-looking statements.

Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, the following:

•
general economic uncertainty in key global markets and a worsening of global economic conditions;
•
travel industry disruptions;
•
the impact of our overall level of indebtedness, as well as our financial covenants, on our operational and financial flexibility;
•
identified material weakness in our internal control over financial reporting;
•
seasonality of our businesses;
•
the impact of the COVID-19 pandemic on our financial condition, liquidity, and cash flow;
•
our ability to anticipate and adjust for new and emerging challenges presented by the ramifications of the COVID-19 pandemic on our businesses;
•
unanticipated delays and cost overruns of our capital projects, and our ability to achieve established financial and strategic goals for such projects;
•
our exposure to labor shortages, turnover, and labor cost increases;
•
the importance of key members of our account teams to our business relationships;
•
our ability to manage our business and continue our growth if we lose any of our key personnel;
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

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, refer to “Risk Factors” (Part I, Item 1A of this 2022 Form 10-K). The forward-looking statements in this 2022 Form 10-K are made as of the date hereof. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this 2022 Form 10-K except as required by applicable law or regulation.

Item 1. Business

We are a leading global provider of extraordinary experiences. Our mission is to drive significant and sustainable growth by delivering extraordinary experiences for our teams, clients, and guests.

We operate through three reportable business segments: Pursuit, Spiro, and GES Exhibitions.

During the first quarter of 2022, we rebranded GES’ brand experiences business and introduced Spiro to the market to accelerate our growth by servicing the changing needs of today’s brand marketers across a broader spectrum of their experiential marketing needs. Spiro and GES Exhibitions are both live event businesses and are collectively referred to as “GES.”

•
Pursuit is a collection of inspiring and unforgettable travel experiences that includes recreational attractions, unique hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services.
•
Spiro is an experiential marketing agency that partners with leading brands around the world to manage and elevate their global experiential marketing activities.
•
GES Exhibitions is a global exhibition services company that partners with leading exhibition and conference organizers as a full-service provider of strategic and logistics solutions to manage the complexity of their shows.

Pursuit is a global attractions and hospitality company that owns and operates a collection of inspiring and unforgettable travel experiences in iconic destinations. From world-class attractions, distinctive hotels, and engaging tours in stunning national parks and renowned global travel locations, Pursuit’s elevated attraction and hospitality experiences enable visitors to discover and connect with these iconic destinations. With a strategic direction to build an expanding portfolio of extraordinary experiences, Pursuit remains focused on refreshing, improving, and growing its collection in outstanding places around the globe. Pursuit draws its guests from major markets, including the United States, Canada, China, the United Kingdom, Australia/New Zealand, Asia Pacific, and Europe. Pursuit markets directly to consumers, as well as through distribution channels that include tour operators, tour wholesalers, destination management companies, and retail travel agencies. Pursuit comprises the following:

Banff Jasper Collection

The Banff Jasper Collection provides experiential travel experiences in the Canadian Rockies. Featuring lake cruises in Banff and Jasper National Parks, top-of-the-mountain views at the Banff Gondola, glacier exploration at the toe of the Columbia Icefield, the Glacier Skywalk and the Golden SkyBridge spanning over deep canyons, the collection offers visitors unique hotel experiences, attractions, culinary destinations, and retail offerings. The collection is also complemented by a sightseeing tour and transportation portfolio.

Alaska Collection

The Alaska Collection offers wilderness tours, whale watching, and glacier cruises complemented by unique lodging experiences in Denali and Kenai Fjords National Parks. From the port town of Seward, to the mountain town of Talkeetna, to the end of the road in Denali National Park, Pursuit offers a collection of unique attractions and hotels, complemented by culinary and retail services.

Glacier Park Collection

Located in and around Glacier and Waterton Lakes National Parks, the Glacier Park Collection features lodging, culinary and retail experiences, and attractions designed to enable guests to experience both Montana and Southern Alberta’s stunning outdoors. In 2022, we acquired the Glacier Raft Company, which provides guided river rafting trips operating in West Glacier, Montana.

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

Attractions

BANFF JASPER COLLECTION

Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. The Banff Gondola was a 2022 Trip Advisor Travelers Choice award winner and the Sky Bistro restaurant, which is located at the top of the Banff Gondola, is currently #2 of 115 restaurants in Banff on Trip Advisor.

Lake Minnewanka Cruise provides guests a unique sightseeing experience through interpretive boat cruises on Lake Minnewanka in the Canadian Rockies. The Lake Minnewanka Cruise operations are located adjacent to the town of Banff and include boat tours, small boat rentals, and charter fishing expeditions. The Lake Minnewanka Cruise was a 2022 Trip Advisor Travelers Choice award winner.

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

Golden Skybridge is located in the mountain town of Golden, British Columbia, which is 90 minutes from Banff. It consists of two suspension bridges that are connected through forested trails. The upper skybridge is 426 feet above the canyon floor while the lower skybridge is 262 feet above the canyon floor. The attraction also includes a zip line and a canyon challenge course. We completed the construction of a mountain coaster, which will open during the summer of 2023.

Open Top Touring is a guided sightseeing tour of Banff with a historic twist. Guests ride in a custom-made, open-topped automobile inspired by local tours from the 1930s.

ALASKA COLLECTION

Kenai Fjords Tours is the #1 Alaska wildlife and glacier cruise, offering guests unforgettable sights of towering glaciers, humpback and grey whales, orcas, arctic birdlife, sea lions, seals, and porpoises in Kenai Fjords National Park. Tours range from a few hours to full days, with some tours including a full meal of wild Alaskan salmon, prime rib, and Alaskan King Crab on Fox Island. Kenai Fjords Tours was a 2022 Trip Advisor Travelers Choice award winner.

SKY LAGOON

Sky Lagoon is a 230-foot premium oceanfront geothermal lagoon that is located in Kársnes Harbour, Kópavogur, just minutes from Reykjavik. Sky Lagoon showcases expansive ocean vistas punctuated by awe-inspiring sunsets, Northern Lights, and dark sky views. Sky Lagoon was a 2022 Trip Advisor Travelers Choice award winner.

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
•
FlyOver Iceland is located in Reykjavik’s Grandi Harbour District.
•
FlyOver Las Vegas is located on Las Vegas Boulevard in Las Vegas, Nevada.
•
We currently have two additional locations in planning or development:
•
FlyOver Chicago, located near the front entrance of Chicago’s Navy Pier, is expected to open during 2024.
•
FlyOver Canada Toronto, located at the base of the CN Tower in Toronto’s Entertainment District. The opening of this attraction was originally planned for 2024, however, it has been postponed due to permitting and other related delays.

GLACIER PARK COLLECTION

Glacier Raft Company is Pursuit's newest attraction, which provides guided river rafting trips in West Glacier, Montana. The Glacier Raft Company also owns 13 log cabins, a lodge, and a wedding venue located on 50 acres with views into Glacier National Park.

Hospitality

BANFF JASPER COLLECTION		GLACIER PARK COLLECTION		ALASKA COLLECTION
Elk + Avenue Hotel	164 rooms	Glacier Park Lodge	162 rooms	Seward Windsong Lodge	216 rooms
Forest Park Woodland	152 rooms	Grouse Mountain Lodge	145 rooms	Talkeetna Alaskan Lodge	212 rooms
Lobstick Lodge	139 rooms	St. Mary Lodge	116 rooms	Denali Cabins	46 rooms
Mount Royal Hotel	133 rooms	Prince of Wales Hotel	86 rooms	Denali Backcountry Lodge	42 rooms
Chateau Jasper Hotel	119 rooms	Apgar Village Lodge & Cabins	48 rooms	Kenai Fjords Wilderness Lodge	8 rooms
The Crimson Hotel	99 rooms	West Glacier Cabin Village	32 rooms		524 rooms
Forest Park Alpine	88 rooms	Glacier Basecamp Lodge	32 rooms
Marmot Lodge	81 rooms	Belton Chalet	27 rooms
Pyramid Lake Resort	62 rooms	Motel Lake McDonald	27 rooms
Miette Mountain Cabins	56 rooms	Glacier Raft Co. Lodging	23 rooms
Glacier View Lodge	32 rooms	West Glacier RV Park & Cabins	20 rooms
	1,125 rooms		718 rooms

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

Pursuit Seasonality

Pursuit’s peak activity occurs during the summer months. During 2022, 81% of Pursuit’s revenue was earned in the second and third quarters.

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

Pursuit Growth Strategy

Pursuit’s growth strategy is to become a leading attractions hospitality company through its Refresh, Build, Buy initiatives:

•
Refresh. Refreshing our existing assets and processes to optimize the guest and team member experience, market position, and maximize returns;
•
Build. Building new assets to create new guest experiences and additional revenue streams with economies of scale and scope; and
•
Buy. Buying strategic assets that drive guest experience, economies of scale and scope, and improve financial performance.

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
•
The construction of the Forest Park Alpine, a new 88-room hotel in Jasper, was completed and opened in August 2022.
•
We currently have two additional locations in planning or development:
•
FlyOver Chicago, located near the front entrance of Chicago’s Navy Pier, is expected to open during 2024.
•
FlyOver Canada Toronto, located at the base of the CN Tower in Toronto’s Entertainment District. The opening of this attraction was originally planned for 2024, however, it has been postponed due to permitting and other related delays.

GES is a global, full-service live events company offering a comprehensive range of services to the world’s leading brands and event organizers from the design and production of compelling, immersive live and digital experiences that engage audiences and build brand awareness, through to logistics, including material handling, rigging, electrical, and other on-site event services.

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

GES Competition

Within brand experiences, Spiro generally competes on the basis of creative design, value, quality, and service offerings. Spiro maintains competitive advantages through its breadth of service offerings, worldwide network of resources, state-of-the-art creative solutions, advanced technology platforms, longstanding reputation for customer service and execution, and financial strength. Most known competitors are privately-held companies that provide limited public information regarding their operations. There is substantial competition from a large number of service providers, however Spiro’s primary competitors are experiential marketing agencies and trade show design-and-build companies.

In the live events industry, GES Exhibitions generally competes across all classes of services and all markets on the basis of discernible differences, value, quality, price, convenience, and service. GES Exhibitions has a competitive advantage through its worldwide network of resources, history of serving as an extension of clients’ teams, experienced and knowledgeable personnel, client focus, creativity, reliable execution, proprietary technology platforms, and financial strength. All known United States competitors and most international competitors are privately held companies that provide limited public information regarding their operations. GES Exhibition’s primary competitor is a privately-held, United States-headquartered company; however, there is substantial competition from a large number of service providers in GES Exhibition’s other service offerings.

GES Strategic Transformation

Over the past few years, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower cost structure focused on servicing GES’ more profitable market segments including the following:

•
exited 26 leased facilities across GES’ warehouse and office network since 2020;
•
sold GES’ San Diego area production warehouse in 2020;
•
closed GES’ United Kingdom-based audio-visual services business in 2020; and
•
sold GES’ Orlando area production warehouse in 2021.

Recent GES Developments

•
During the first quarter of 2022, we rebranded GES’ brand experiences business and introduced Spiro to the market to accelerate our growth by servicing the changing needs of today’s brand marketers across a broader spectrum of their experiential marketing needs.
•
On December 15, 2022, we completed the sale of the assets of ON Services – AV Specialists, Inc. (“ON Services”), GES’ US-based audio-visual services business for approximately $30.0 million.

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

Our Trademarks

Our United States registered trademarks and trademarks pending registration include Global Experience Specialists & design®, Spiro, GES®, GES Servicenter®, GES National Servicenter®, , GES Measurement & Insight®, GES Project Central,, We’re There, Trade Show Rigging TSR®, TSE Trade Show Electrical & design®, Earth Explorers®, Compass Direct®, ethnoMetrics®, eXPRESSO®, FIT®, FLYOVER® & design, FLYOVER Canada & design®, FLYOVER Iceland & design®, eco-sense®, ONPEAK®, Above Banff®, by Pursuit, Kenai Fjords Tours & design®, Kenai Fjords Wilderness Lodge® & design, Seward Windsong Lodge & design®, Talkeetna Alaskan Lodge®, Explore Rockies®, Denali Backcountry Adventure®, Denali Backcountry Lodge®, and Denali Cabins & design®

We also own or have the right to use many registered trademarks and trademarks pending registration outside of the United States, including GES®, Spiro®, ShowTech®, Poken®, Visit®, Visit by GES®, Brewster Inc. & design®, Brewster Attractions Explore & design®, Brewster Hospitality Refresh & design®, Glacier Skywalk®, Above Banff®, Explore Rockies®, FLYOVER & design®, FLYOVER ICELAND & design, FLYOVER Canada & design, Mount Royal, GES Event Intelligence AG®, Pursuit®, by Pursuit®, Kaffi Grandi, Ský Lagoon®, Soaring Over Canada®, Elk + Avenue Hotel®, Brewster Epic Summer Pass®, and escape.connect.refresh.explore®.

Government Regulation and Compliance

The principal rules and regulations affecting our day-to-day business relate to our employees (such as regulations implemented by the Occupational Safety and Health Administration, equal employment opportunity laws, guidelines implemented pursuant to the Americans with Disabilities Act, and general federal and state employment laws), unionized labor (such as guidelines imposed by the National Labor Relations Act), United States and Canadian regulations relating to national parks (such as regulations established by Parks Canada, the United States Department of the Interior, and the United States National Park Service), United States and Canadian regulations relating to boating (such as regulations implemented by the United States Coast Guard and Canadian Coast Guard and state boating laws), and transportation (such as regulations promulgated by the United States Department of Transportation and its state counterparts).

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

Human Capital

Our people drive our success. We foster a culture that is equitable and inclusive, celebrates our talent, and prioritizes the safety and wellness of our teams, clients, and guests. We are committed to cultivating an environment where people of all different backgrounds feel a sense of belonging and contribute to our continued success.

We had the following number of employees as of December 31, 2022:

Number of Employees (1)
GES	2,440
Pursuit	913
Viad Corporate	34
Total	3,387
(1)
Includes 505 employees covered by collective bargaining agreements and excludes seasonal or temporary employees. The employees covered by collective bargaining agreements are largely used to staff GES’ shows, events, and production facilities pursuant to business demands. The transportation teams at Pursuit’s Banff Jasper Collection are covered by collective bargaining agreements as well as the majority of our Iceland workforce. We believe that relations with our employees are good and that collective bargaining agreements expiring in 2023 will be renegotiated in the ordinary course of business without adverse effects on our operations.

GES hires temporary employees on a show-by-show basis. The number of temporary employees fluctuates depending on the size and location of the exhibition or event. Pursuit hires approximately 2,000 seasonal employees during the peak summer months to help operate its attractions and hospitality properties.

We are governed by a Board of Directors comprising eight non-employee directors and one employee director, and we have an executive management team with six executive officers.

Diversity, inclusion, and belonging

We take pride in our diverse community. We believe diversity and gender equality are critical to building a thriving workplace. We strive to create an environment where people of all different backgrounds feel a sense of belonging and contribute to our continued success. To make our workplace as inclusive and safe as possible, we have diversity and inclusion training integrated into our Always Honest Compliance and Ethics Program.

We do not discriminate against employees or applicants based on race, color, age, disability, ethnicity, citizenship, religion, sex, national origin, sexual orientation, genetics or genetic information, or any other categories protected by applicable law. We are committed to equal opportunity in all of our employment activities, including, but not limited to, recruitment, hiring, compensation, determination of benefits, training, promotion, and discipline. We also provide reasonable accommodations to disabled persons, so all employees can achieve success in the workplace.

We take pride in the diverse and talented group of people that make up our Board of Directors, executive management team, and employees. We understand the value that a diverse workforce of varying genders, ethnicity, background, and experience brings to the Company and we are focused on improving diversity at all levels. With our appointment of Beverly K. Carmichael and Patrick T.

LaValley to our Board of Directors in 2022, we now have three female Board members and two minorities out of a total of eight non-employee Board members. In 2022, more than 45% of our overall global workforce was female.

As a devoted steward to our communities, we are committed to increasing the diversity of our workforce to better reflect the communities in which we operate. We have undertaken initiatives, which go beyond legal compliance, to recruit from diverse audiences, such as minorities, women, and veterans. These efforts include leveraging inclusive job-posting sites and sharing job postings with community partners.

As part of our commitment to developing our employees and furthering their professional growth, we have programs in place including GES’ Business Development Mentor Program and the newly launched training platform for people leaders, including “Spiro.You” at Spiro, “Sales Leadership Program” at GES Exhibitions, and “Leaders’ Journey” at Pursuit. These programs connect new hires, which are recent graduates, with leaders within our organization and is designed to accelerate their career trajectory.

Our emphasis on equality permeates throughout the organization and helps drive our success. For example, we conduct periodic employee engagement surveys to help us understand, recognize, and respect the diversity within our team. These surveys help shape our training and development plans to ensure we are maintaining an inclusive culture by engaging, developing, and retaining our talented team members across the globe.

Safety and well-being

The safety and well-being of team members, clients, and guests is a leading core value. We believe that maintaining strong standards of health and safety improves employee productivity and operational efficiency and enhances employee well-being.

Our employees have a responsibility to maintain a safe and healthy work environment. We take prompt action to correct unsafe or hazardous conditions; we promptly report work-related accidents and injuries in accordance with established procedures and applicable laws; we strive to follow all established work rules related to safety; we educate our workers to ensure they understand the risks, know how to handle hazardous products safely, and are familiar with available information for all hazardous materials used. In response to the COVID-19 pandemic, we rapidly designed and implemented enhanced health and safety protocols to protect our team members who continued to perform critical on-site and front-line work serving our clients and guests.

Both Pursuit and GES have implemented business-specific programs that support our commitment to the safety and well-being of our team members, clients, and guests. Pursuit’s Safety Promise is our commitment to the safety and well-being of our guests and staff. Through this program, we ensure that everyone feels safe when visiting our experiences and that these places can continue to make a positive impact. GES’ Always On Health and Safety Program was designed by our safety team to protect our employees, customers, partners, and event attendees. GES employees are committed to adhering to all local government and facility requirements and those established in conjunction with our partners and clients. Safe, reliable delivery of events is one of our most significant responsibilities.

Compliance and ethics

We believe that maintaining a culture of high ethical standards gives us a distinct advantage in recruiting and retaining top talent, delivering the best experience for our customers, and attracting shareholders. Our Always Honest Compliance and Ethics Program, with the full support of our Board of Directors, has guided us since 1994 to translate integrity into our everyday behavior and actions. The Always Honest Compliance and Ethics Program guides our employees to act honestly, ethically, and always in compliance with the law.

Community involvement

Giving back to the community is very important to us. We are committed to making a positive impact within the communities we serve through educational programs such as GES’ Exhibition Sponsorships, volunteer services, and environmental/economic sustainable efforts in the community. Many of our offices pull together to volunteer and support local and national organizations. The Banff Jasper Collection was awarded Corporate Citizen of the Year in Jasper, Alberta in recognition of its community building efforts. Pursuit also supported an exchange of learning and renewed its dedication to reconciliation with local Indigenous communities through a variety of initiatives and programs.

Rewards and performance management

Beyond a competitive salary, we offer a range of healthcare benefits to full-time employees, their spouses, and dependents. We encourage our employees to grow professionally with ongoing training and internal career opportunities. We utilize a performance review process, which aligns our core competencies to our core values, and a performance management cycle, which provides a framework designed to maximize performance and cultivate talent. Short- and long-term incentive compensation for senior managers and executives is based on the Company’s performance and/or stock performance.

Available Information

We were incorporated in Delaware in 1991. Our common stock trades on the New York Stock Exchange under the symbol “VVI.”

Our website address is www.viad.com. All of our Securities and Exchange Commission (“SEC”) filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. The information contained on our website is neither a part of, nor incorporated by reference into, this 2022 Form 10-K.

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

Macroeconomic Risks

We are vulnerable to deterioration in general economic conditions. Our business is particularly sensitive to fluctuations in general economic conditions in the United States and other global markets in which we operate. A decline in global or regional economic conditions, or consumers’ fears that economic conditions will decline, whether due to inflation, rising interest rates, or other economic, pandemic or geopolitical uncertainties could cause declining consumer or corporate spending, travel disruptions, unemployment, fluctuations in stock markets and interest rates, contraction of credit availability, or other dynamic factors affecting economic conditions generally. For example, in response to high inflation, the United States Federal Reserve began to raise its benchmark interest rates in March 2022 and continued to increase interest rates throughout 2022. This has increased our interest expense on our variable rate debt. The additional impacts of these macroeconomic developments on our operations cannot be predicted with certainty. The success of our GES business largely depends on the number of exhibitions or other live events held, the size of marketing expenditures at those events, and on the strength of particular industries that support those events. The number and size of live events and related marketing expenditures generally decrease when the economy weakens. We also could suffer from reduced spending for our services because many live event marketing budgets are partly discretionary and are frequently among the first expenditures reduced when economic conditions deteriorate. In addition, revenue from our Pursuit operations depends largely on the amount of disposable income that consumers have available for travel and vacations, which decreases during periods of weak general economic conditions. As a result, any deterioration in general economic conditions could materially and adversely affect our business, financial condition, and results of operations.

Travel industry disruptions, particularly those affecting the hotel and airline industries, could adversely affect our business. Our business depends largely on the ability and willingness of people, whether exhibitors, event attendees, tourists, or others, to travel. Factors adversely affecting the travel industry, and particularly the airline and hotel industries, generally also adversely affect our business and results of operations. Factors that could adversely affect the travel industry include high or rising fuel prices, levels of consumer discretionary or corporate marketing spendings, increased security and passport requirements, weather conditions, health epidemics, pandemics and endemics, airline accidents, acts of terrorism, and international political instability and hostilities. For example, the COVID-19 pandemic and social distancing orders resulted in severe global travel restrictions, closure or reduction in capacity of event venues, hotels, attractions and other operations, and reluctance of customers to travel. These circumstances had severe effects on our businesses. A decline in travel-related consumer discretionary or corporate marketing spend, or the occurrence of other pandemic or geopolitical events or hostilities that affect the availability and pricing of air travel and accommodations, could materially and adversely affect our business and results of operations.

Our overall level of indebtedness, as well as our financial covenants under our revolving credit facility, could limit our operational and financial flexibility and make us more vulnerable to adverse economic conditions. As of December 31, 2022, our debt totaled $481.8 million, including $395.0 million outstanding on our Term Loan B, financing lease obligations of $64.7 million, and $22.1 million in other debt. As of December 31, 2022, capacity remaining under the revolving credit facility was $86.7 million. As a result of our indebtedness, we are required to make interest and principal payments on our borrowings, which are significant. These payments reduce our cash available, which could limit our ability to respond to market conditions or take advantage of potential acquisitions and strategic investments. To manage our exposure to interest rate movements, we entered into an interest rate cap agreement on $300 million of our Term B Loan on January 4, 2023. Refer to Note 24 – Subsequent Events.

In addition, our ability to draw on our revolving credit facility depends on our ability to meet certain financial covenants. This exposes us to various risks, uncertainties, and events beyond our control, including the impact of adverse economic conditions (including inflation, rising interest rates, or a recession) and public health crises (including the COVID-19 pandemic). If we are unable to maintain compliance with these covenants, our lenders may exercise remedies against us, including the acceleration of any outstanding indebtedness on our revolving credit facility. Under this circumstance, we might not have sufficient funds or other resources to satisfy all of our obligations, which could materially and adversely affect our business and results of operations.

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

The COVID-19 pandemic caused governments, public institutions, and other organizations to impose quarantines and lockdowns; restrictions and bans on travel or transportation; limitations on the size of in-person gatherings; closures of, or occupancy or other operating limitations on, work facilities, lodging facilities, food and beverage establishments, schools, public buildings, and businesses, including cancellation of exhibitions, sporting events, conferences and meetings; and quarantines and lock-downs. These actions dramatically reduced travel and demand for travel related services and live event experiences, which negatively impacted our business, operations, and financial results. Although many of these restrictions, bans, limitations, closures and mandates have eased or been lifted, they may be reinstituted from time to time in varying degrees by various jurisdictions as resurgences and variants emerge. The extent to which COVID-19 or other health epidemics, pandemics or endemics impacts our business, operations, and financial results will depend on the factors described above and numerous other evolving factors that we may not be able to accurately predict or assess, including the duration and scope of impact on global and regional economies and economic activity, short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence and how quickly economies, travel activity, and demand for lodging recovers. A resurgence in cases of COVID-19 or another pandemic could further materially and adversely affect our business, financial condition, and results of operations.

Our businesses will face new challenges presented by the ramifications of the COVID-19 pandemic. In addition to the direct economic impacts of the COVID-19 pandemic, it is clear that as our businesses have begun to recover, they are operating in new environments in light of societal, regulatory, and industry changes that have occurred since March 2020. Our ability to continue to adjust to these changes and deliver expected business results may be hampered by ongoing uncertainty presented by the COVID-19 pandemic in terms of proper safety protocols, social norms, labor shortages, supply chain interruptions, and a potential of uneven demand for our services. In addition, our ability to deliver such services and otherwise execute against our recovery and growth strategies may be impacted by the extreme reduction of our workforce during the pandemic and the resulting loss of knowledge of and experience in our businesses. Taken together, our ability to anticipate and adjust to these ongoing changes and new conditions may lead to additional costs, which may materially and adversely impact our business and results of operations.

Transportation disruptions and increases in transportation costs could adversely affect our business and results of operations. GES relies on independent transportation carriers to send materials and exhibits to and from exhibition, warehouse, and customer facilities. If our customers and suppliers are unable to secure the services of those independent transportation carriers at favorable rates, it could materially and adversely affect our business and results of operations. In addition, disruption of transportation services due to shortage of supply chain labor, including qualified commercial truck drivers; shipping capacity constraints, including shortages of related equipment; weather-related problems; labor strikes; lockouts; or other events could adversely affect our ability to supply services to customers and could cause the cancellation or curtailment of exhibitions, which could materially and adversely affect our business and results of operations.

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

Strategic, Business, and Operational Risks

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness or maintain effective internal controls over financial reporting in the future, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired. We have identified a material weakness in our internal control over financial reporting and have restated our financial statements for the three and nine months ended September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness remained unremediated as of December 31, 2022. If we are unable to remediate the existing material weakness, experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

New capital projects may not be commercially successful. From time to time, we pursue capital projects in order to enhance and expand our business, such as FlyOver, which includes FlyOver Canada in Vancouver, FlyOver Iceland, FlyOver Las Vegas, and the current development of FlyOver Chicago and FlyOver Canada Toronto, as well as other efforts to upgrade some of our Pursuit offerings. Capital projects are subject to a number of risks, including the failure to achieve established financial and strategic goals. For example, our FlyOver attractions are all considered one reporting unit and goodwill is assigned to, and tested at, the reporting unit level. Significant reductions in FlyOver’s expected future revenue, operating income, or cash flow forecasts and projections, or changes in macroeconomic facts and circumstances, particularly high inflation and the resulting rise in interest rates, may result in impairment charges in the future. Capital projects are also subject to unanticipated delays and cost overruns as well as additional project-specific risks. For example, we had to postpone FlyOver Canada Toronto due to the COVID-19 pandemic, permitting, and approval delays. A prolonged delay in a capital project, or our failure to accurately predict the revenue or profit that will be generated from a project, could prevent it from performing in accordance with our commercial expectations and could materially and adversely affect our future success, business, and results of operations.

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

Completed acquisitions may not perform as anticipated or be integrated as planned. We regularly evaluate and pursue opportunities to acquire businesses that complement, enhance, or expand our current business, or offer growth opportunities. Our acquired businesses might not meet our financial and non-financial expectations or yield anticipated benefits. Our success depends, in part, on our ability to conform controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and retain the acquired business’s key personnel and customers. Moreover, our acquisition activity may subject us to new regulatory requirements, distract our senior management and employees, and expose us to unknown liabilities or contingencies that we may fail to identify prior to closing. If we are forced to make changes to our business strategy or if external conditions adversely affect our business operations, such as unfavorable macroeconomic conditions (particularly high inflation and the resulting rise in interest rates), it may be difficult for us to accurately forecast revenue, operating income, or cash flow, and we may be required to record impairment charges in the future. Additionally, we may borrow funds to finance strategic acquisitions. Debt leverage resulting from future acquisitions would reduce our debt capacity, increase our interest expense, and limit our ability to capitalize on future business opportunities. Such borrowings may also be subject to fluctuations in interest rates. Any of these risks could materially and adversely affect our business, product and service sales, financial condition, and results of operations.

We are subject to currency exchange rate fluctuations. We have operations outside of the United States primarily in Canada, the United Kingdom, Iceland, the Netherlands, and Germany. During 2022, our international operations accounted for approximately 38% of our consolidated revenue and 70% of our segment operating income. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. We do not currently hedge equity risk arising from the translation of non-United States denominated assets and liabilities. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue, and expenses must be translated into U.S. dollars for reporting purposes. The unrealized gains or losses resulting from the currency translation are included as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. We also have certain loans and leases in currencies other than the entity’s functional currency, which results in gains or losses as exchange rates fluctuate. As a result, significant fluctuations in currency exchange rates could result in material changes to our results of operations and the net equity position we report in our Consolidated Financial Statements.

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

Our participation in multi-employer pension plans could substantially increase our pension costs. We sponsor a number of defined benefit plans for our United States and Canada-based employees. In addition, we are obligated to contribute to multi-employer pension plans under collective bargaining agreements covering our union-represented employees. We contributed $17.5 million in 2022, $7.1 million in 2021, and $8.6 million in 2020 to those multi-employer pension plans. Third-party boards of trustees manage these multi-employer plans. Based upon the information we receive from plan administrators, we believe that several of those multi-employer plans are underfunded. The Pension Protection Act of 2006 requires us to reduce the underfunded status over defined time periods. Moreover, we would be required to make additional payments of our proportionate share of a plan’s unfunded vested liabilities if a plan terminates, or other contributing employers withdraw, due to insolvency or other reasons, or if we voluntarily withdraw from a plan. At this time, we do not anticipate triggering any significant withdrawal from any multi-employer pension plan to which we currently contribute. However, significant plan contribution increases could materially and adversely affect our consolidated financial condition, results of operations, and cash flows. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of our 2022 Form 10-K) for further information.

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

Laws and regulations relating to the handling of personal data are evolving and could result in increased costs, legal claims, or fines. We store and process the personally identifiable information of our customers, employees, and third parties with whom we have business relationships. The legal requirements restricting the way we store, collect, handle, and transfer personal data continue to evolve, and there are an increasing number of authorities issuing privacy laws and regulations. These data privacy laws and regulations are subject to differing interpretations, creating uncertainty and inconsistency across jurisdictions. Our compliance with these myriad requirements could involve making changes in our services, business practices, or internal systems, any of which could increase our costs, lower revenue, or reduce efficiency. Our failure to comply with existing or new rules could result in significant penalties or orders to stop the alleged noncompliant activity, litigation, adverse publicity, or could cause our customers to lose trust in our services. In addition, if the third parties we work with violate applicable laws, contractual obligations to us, or suffer a security breach, those violations could also put us in breach of our obligations under privacy laws and regulations. In addition, the costs of maintaining adequate protection, including insurance protection against such threats, as they develop in the future (or as legal requirements related to data security increase) are expected to increase and could be material. Any of these risks could materially and adversely affect our business and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters in Scottsdale, Arizona. Our other principal properties are owned or leased by Pursuit and GES.

Pursuit primarily owns its properties, both domestically and internationally, and leases its properties related to the FlyOver attractions. Pursuit’s properties mainly include attractions, hotels and lodges, retail stores, and offices. Properties located in Canada are subject to multiple long-term ground leases with their respective governments. For further information on Pursuit’s attractions and hospitality assets, refer to “Business” (Part I, Item 1 of this 2022 Form 10-K), which information is incorporated by reference herein.

GES leases its properties, both domestically and internationally. GES properties consist of offices and multi-use facilities. Multi-use facilities include manufacturing, sales and design, office, storage and/or warehouse, and truck marshaling yards. Multi-use facilities vary in size. Our largest multi-use facility in the United States is approximately 609,000 square feet and our largest foreign multi-use facility is in Canada at approximately 81,000 square feet.

We believe our owned and leased properties are adequate and suitable for our business operations and that capacity is sufficient for current needs. For additional information related to our lease obligations, refer to Note 12 – Debt and Finance Obligations and Note 20 – Leases and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2022 Form 10-K), which information is incorporated by reference herein.

Item 3. Legal Proceedings

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2022 Form 10-K) for information regarding legal proceedings in which we are involved, which information is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

Other. Information about our executive Officers

Our executive officers as of the date of this 2022 Form 10-K were as follows:

Name	Age	Business Experience During the Past Five Years and Other Information
Steven W. Moster	53

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

Ellen M. Ingersoll	58

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

David W. Barry	60

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

Derek P. Linde	47

Chief Operating Officer, General Counsel and Corporate Secretary since March 2022, and General Counsel and Corporate Secretary since 2018; prior thereto, Deputy General Counsel and Assistant Secretary at Illinois Tool Works Inc. (NYSE: ITW), a diversified manufacturer of specialized industrial equipment, from 2014 to 2018, and Associate General Counsel and Assistant Secretary from 2011 to 2014; and prior thereto, a partner at the law firm of Winston & Strawn LLP.

Jeffrey A. Stelmach	55

President of GES Brand Experiences since August 2021; prior thereto, Group President of Stadium Red Group, a collective of specialist agencies, from 2020 to 2021; prior thereto, President of Opus Holding Group of Opus Agency, a global event design and experiential agency, from 2018 to 2020; and prior thereto, President of U.S. Experiential Marketing and Shopper Marketing of Mosaic, a sales and merchandising, experiential marketing and interactive firm, from 2009 to 2018.

Leslie S. Striedel	60

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

Our executive officers’ term of office is until our next Board of Directors annual organization meeting scheduled to be held on May 24, 2023.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol VVI.

Holders

As of February 21, 2023, there were 4,422 shareholders of record of our common stock, including 125 shareholders that had not converted their shares following a reverse stock split effective on July 1, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	—	$—	—	546,283
November 1, 2022 - November 30, 2022	—	$—	—	546,283
December 1, 2022 - December 31, 2022	—	$—	—	546,283
Total	—	$—	—	546,283

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

Performance Graph

The following graph compares the change in the cumulative total shareholder return, from December 31, 2017 to December 31, 2022, on our common stock, the Standard & Poor’s SmallCap 600 Hotels, Restaurants & Leisure, the Standard & Poor’s SmallCap 600 Media Index, the Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, the Standard & Poor’s SmallCap 600 Index, the Russell 2000 Index, and Standard & Poor’s 500 Index (assuming reinvestment of dividends, as applicable). The graph assumes $100 was invested on December 31, 2017.

	Year Ended December 31,
	2017	2018	2019	2020	2021	2022
Viad Corp	$100.00	$91.09	$123.54	$66.42	$78.58	$44.79
S&P 500	$100.00	$95.61	$125.70	$148.81	$191.48	$156.77
Russell 2000	$100.00	$88.97	$111.65	$133.90	$153.70	$122.25
S&P SmallCap 600	$100.00	$91.48	$112.28	$124.90	$158.30	$132.74
S&P SmallCap 600 Comm. Services & Supplies	$100.00	$89.56	$110.59	$97.22	$104.10	$90.72
S&P SmallCap 600 Media	$100.00	$116.86	$125.48	$118.77	$192.91	$103.48
S&P SmallCap 600 Hotels, Restaurants & Leisure	$100.00	$105.41	$116.43	$147.66	$143.37	$114.16

Item 6. RESERVED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes. The MD&A is intended to assist in understanding our financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this 2022 Form 10-K.

Overview

We are a leading global provider of extraordinary experiences, including hospitality and leisure activities, experiential marketing, and live events. We operate through three reportable segments: Pursuit, Spiro, and GES Exhibitions.

During the first quarter of 2022, we rebranded GES’ brand experiences business and introduced Spiro to the market to accelerate our growth by servicing the changing needs of today’s brand marketers across a broader spectrum of their experiential marketing needs. Spiro and GES Exhibitions are both live event businesses and are collectively referred to as “GES.”

Results of Operations

Financial Highlights

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Total revenue	$1,127,311	$507,340	$415,435	**	22.1%
Net income (loss) attributable to Viad	$23,220	$(92,655)	$(374,094)	**	75.2%
Segment operating income (loss)(1)	$68,944	$(47,002)	$(116,240)	**	59.6%
Diluted income (loss) per common share from continuing operations attributable to Viad common stockholders	$0.52	$(5.04)	$(18.55)	**	72.8%

** Change is greater than +/- 100%

(1)
Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2022 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

2022 compared with 2021

•
Total revenue increased $620.0 million, primarily due to increased revenue at GES of $507.7 million as live event activity at GES continued to improve and as certain previously canceled shows in 2021 took place during 2022, although on average at reduced capacities from pre-COVID-19 levels. Pursuit revenue increased $112.3 million, primarily due to increased visitation at Pursuit’s Canadian attractions, as well as incremental performance from Pursuit’s new experiences that were opened or acquired after January 1, 2021, which contributed revenue of $43.2 million during 2022 as compared to $15.6 million during 2021.
•
Net income attributable to Viad was $23.2 million during 2022 as compared to a net loss of $92.7 million during 2021. This improvement of $115.9 million was primarily due to higher revenue and a gain on sale of GES’ United States audio-visual production business, ON Services, of $19.6 million, offset in part by higher expenses.
•
Total segment operating income was $68.9 million during 2022 as compared to a loss of $47.0 million during 2021. This improvement of $115.9 million was primarily due to higher revenue at GES and Pursuit, offset in part by a non-cash foreign currency unrealized loss of $4.2 million related to a finance lease remeasurement in addition to a $9.1 million gain on sale of a GES warehouse in Orlando during the 2021 period.

2021 compared with 2020

•
Total revenue increased $91.9 million, primarily due to increased revenue at Pursuit of $110.2 million. Although Pursuit continued to be affected by pandemic-related restrictions in certain international geographies, overall revenue at Pursuit improved from 2020 as health and travel restrictions lessened and people felt more comfortable traveling. Visitation from domestic travelers increased at Pursuit’s Glacier Park Collection and the Alaska Collection. Additionally, Canada’s border reopened during the third quarter of 2021. There also was strong regional and national demand from Canadians as they were required to stay closer to home. GES revenue decreased $18.3 million as live events remained largely shut down during the first half of 2021. Large scale in-person events started to take place during the second half of 2021 with generally lower exhibitor participation and lower attendance than pre-pandemic occurrences.
•
Net loss attributable to Viad improved $281.4 million during 2021 as compared to 2020, primarily reflecting impairment charges of $203.1 million recorded during 2020 and higher restructuring charges of $7.4 million recorded during 2020 as compared to 2021, as well as improved segment operating results during 2021 of $69.2 million.
•
Total segment operating loss improved $69.2 million during 2021 as compared to 2020, primarily due to the increase in revenue at Pursuit, offset in part by the elimination of performance-based incentives in 2020 as a result of the COVID-19 pandemic and GES’ decrease in revenue.

Analysis of Revenue and Operating Results by Reportable Segment

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income (loss) for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(in thousands)	2022	2021	2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Revenue(1):
Pursuit:
Attractions	$153,575	$77,860	$28,126	97.2%	**
Hospitality	130,303	98,878	45,838	31.8%	**
Transportation	12,798	5,578	2,696	**	**
Other	2,651	4,732	150	(44.0)%	**
Total Pursuit	$299,327	$187,048	$76,810	60.0%	**

Segment operating income (loss)(2):
Total Pursuit	$24,031	$4,609	$(42,343)	**	**

** Change is greater than +/- 100%

(1)
Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2022 Form 10-K) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.
(2)
Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2022 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

2022 compared with 2021

Pursuit revenue increased $112.3 million driven by stronger leisure travel to Pursuit’s Canadian experiences, resulting from reduced COVID-19 restrictions as well as incremental performance from Pursuit’s new experiences. Visitation at Pursuit’s Canadian attractions increased nearly 90% as compared to 2021 when Pursuit’s operations were impacted by border restrictions and temporary government mandated closures at FlyOver Canada and FlyOver Iceland. Pursuit’s new experiences that were opened or acquired after January 1, 2021, including the Sky Lagoon (opened May 2021), the Golden Skybridge (opened June 2021), FlyOver Las Vegas (opened September 2021), the Glacier Raft Company (acquired April 2022), and the Forest Park Alpine Hotel (opened August 2022), contributed revenue of $43.2 million during 2022 as compared to those attractions acquired or opened in 2021 of $15.6 million.

Pursuit segment operating income increased $19.4 million primarily due to the increase in revenue, offset in part by a non-cash foreign currency unrealized loss of $4.2 million related to a finance lease remeasurement, higher operating costs, including insurance and compensation-related expenses during 2022, as well as COVID-19 wage subsidies received in 2021 of $11.3 million from the Canadian government’s emergency wage subsidy program that did not repeat in 2022.

2021 compared with 2020

Pursuit revenue increased $110.2 million, which reflected the continued strengthening of leisure travel demand during the second half of 2021 versus 2020 as pandemic-related restrictions lessened and as people started to feel more comfortable traveling. Pursuit was affected by consumer discretionary spending on tourism activities. Travel restrictions and border closures due to the COVID-19 pandemic negatively affected long-haul travelers to Canada and Iceland, which affected customer volumes and the results of operations. Pursuit’s seasonal attractions and properties were open starting in the second quarter of 2021 through the end of the year, although some operated at reduced capacities, whereas Pursuit’s properties and attractions were temporarily closed in 2020 from mid-March through most of the second quarter. The Glacier Park Collection and the Alaska Collection experienced increased visitation during the 2021 peak season from strong domestic leisure travel, which resulted in an increase in revenue from the Glacier Park Collection of $27.7 million and from the Alaska Collection of $31.1 million. Pursuit opened or acquired three new attractions in 2021, Sky Lagoon, the Golden Skybridge, and FlyOver Las Vegas, which contributed revenue of $15.6 million during 2021.

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

The following table provides Pursuit’s key performance indicators:

	Year Ended December 31, 2022			Year Ended December 31, 2021				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	2,931,266	742,666	2,188,600	1,523,173	330,208	—	1,192,965	92.4%	83.5%
Ticket revenue (in thousands)	$114,936	$31,828	$83,108	$61,166	$12,509	$1,461	$47,196	87.9%	76.1%
Effective ticket price	$39.21	$42.86	$37.97	$40.16	$37.88	$—	$39.56	(2.4%)	(4.0)%
Attractions revenue (in thousands)	$153,575	$40,675	$112,900	$77,860	$15,643	$2,015	$60,202	97.2%	87.5%
Revenue per attraction visitor	$52.39	$54.77	$51.59	$51.12	$47.37	$—	$50.46	2.5%	2.2%
Hospitality Key Performance Indicators:
Room nights available	573,165	14,978	558,187	566,992	—	—	566,992	1.1%	(1.6)%
Rooms revenue (in thousands)	$77,019	$2,069	$74,950	$57,603	$—	$1,150	$56,453	33.7%	32.8%
RevPAR	$134.37	$138.14	$134.27	$101.59	$—	$—	$99.57	32.3%	34.9%
Occupancy	68.1%	53.3%	68.5%	54.0%	—	—	52.7%	26.1%	30.0%
ADR	$197.21	$259.19	$195.91	$187.99	$—	$—	$184.23	4.9%	6.3%
Hospitality revenue (in thousands)	$130,303	$2,528	$127,775	$98,878	$—	$1,480	$97,398	31.8%	31.2%

	Year Ended December 31, 2021			Year Ended December 31, 2020				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	1,523,173	335,888	1,187,285	678,558	700	—	677,858	**	75.2%
Ticket revenue (in thousands)	$61,166	$12,651	$48,515	$19,939	$16	$(974)	$20,897	**	**
Effective ticket price	$40.16	$37.66	$40.86	$29.38	$23.35	$—	$30.83	36.7%	32.6%
Attractions revenue (in thousands)	$77,860	$15,785	$62,075	$28,126	$16	$(1,424)	$29,534	**	**
Revenue per attraction visitor	$51.12	$46.99	$52.28	$41.45	$23.35	$—	$43.57	23.3%	20.0%
Hospitality Key Performance Indicators:
Room nights available	566,992	—	566,992	387,809	—	—	387,809	46.2%	46.2%
Rooms revenue (in thousands)	$57,603	$—	$57,603	$26,383	$—	$(1,109)	$27,492	**	**
RevPAR	$101.59	$—	$101.59	$68.03	$—	$—	$70.89	49.3%	43.3%
Occupancy	54.0%	—	54.0%	49.0%	—	—	49.0%	10.2%	10.2%
ADR	$187.99	$—	$187.99	$138.72	$—	$—	$138.72	35.5%	35.5%
Hospitality revenue (in thousands)	$98,878	$—	$98,878	$45,838	$—	$(1,513)	$47,351	**	**

(1)
New experiences comprise the following attractions that were opened or acquired after January 1, 2021: Sky Lagoon (opened May 2021), the Golden Skybridge (acquired March 2021 and opened June 2021), FlyOver Las Vegas (opened September 2021), the Glacier Raft Company (acquired April 2022), and Forest Park Alpine Hotel (opened August 2022).
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

Attractions. The incremental increase in the number of visitors from new experiences that were opened or acquired after January 1, 2021 was primarily driven by Sky Lagoon and FlyOver Las Vegas, which contributed approximately 87% of the total increase. The increase in same-store visitors during 2022 as compared to 2021 was driven by higher visitation during 2022, as visitation was impacted in 2021 by border closures and travel restrictions as a result of the COVID-19 pandemic in addition to the temporary government mandated closures at FlyOver Canada and FlyOver Iceland.

The increase in same-store visitors during 2021 as compared to 2020 reflects the temporary closure of our attractions beginning in mid-March 2020 and extending through most of the second quarter of 2020 as a result of COVID-19 in addition to the reopening of the Canadian border during the third quarter of 2021, which accelerated visitation from international travelers. Revenue per attraction visitor increased due to higher effective ticket prices and ancillary revenue.

Hospitality. The increase in RevPAR during 2022 as compared to 2021 was primarily driven by higher occupancy and to a lesser extent by higher ADR driven by revenue management efforts.

Room nights available increased during 2021 as compared to 2020 as all of Pursuit’s properties were fully open during the 2021 peak season, whereas in 2020, Pursuit temporarily closed its properties in mid-March 2020 through most of the second quarter of 2020. The increase in RevPAR and ADR was primarily driven by Pursuit’s properties being open in 2021.

GES

During the first quarter of 2022, we changed our segment reporting as a result of operational changes and how our CODM reviews the financial performance of GES and makes decisions regarding the allocation of resources. Accordingly, GES’ new reportable segments are Spiro and GES Exhibitions. We reclassified prior periods to conform to the current-period presentation.

The following table presents a comparison of GES’ reported revenue and segment operating income (loss) for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Revenue:
GES:
Spiro	$277,641	$116,587	$102,027	**	14.3%
GES Exhibitions	557,880	209,529	238,705	**	(12.2)%
Intersegment eliminations	(7,537)	(5,824)	(2,107)	(29.4)%	**
Total GES	$827,984	$320,292	$338,625	**	(5.4)%
Segment operating income (loss)(1)
Spiro	$23,133	$(9,556)	$(41,217)	**	76.8%
GES Exhibitions	21,780	(42,055)	(32,680)	**	(28.7)%
Total GES	$44,913	$(51,611)	$(73,897)	**	30.2%

** Change is greater than +/- 100%

(1)
Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2022 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

2022 compared with 2021

Spiro and GES Exhibitions revenue increased $161.1 million and $348.4 million, respectively, primarily driven by increased live event activity at both GES Exhibitions and Spiro and the return of large-scale events that were canceled or postponed into the first half of 2021.

Spiro and GES Exhibitions segment operating income improved $32.7 million and $63.8 million, respectively, from operating losses in the prior year period primarily due to higher revenue, offset in part by higher costs to support increased business activity, as well as a $9.1 million gain on sale of a GES Exhibitions warehouse in Orlando in 2021.

2021 compared with 2020

Spiro revenue increased $14.6 million and GES Exhibitions revenue decreased $29.2 million. The net decrease at GES of $18.3 million was primarily due to show postponements and cancellations as a result of the COVID-19 pandemic beginning in mid-March 2020. During the first half of 2021, Spiro and GES Exhibitions serviced clients primarily with virtual and hybrid events while in-person events remained largely shut down. Larger-scale in-person events began to take place toward the end of the second quarter and during the second half of 2021 with generally lower exhibitor participation and lower attendance than pre-pandemic occurrences. Spiro revenue increased due to virtual and hybrid events during 2021, offset in part by shows completed during the first quarter of 2020 prior to the onset of the pandemic. GES Exhibitions revenue decreased due to large shows completed during the first quarter of 2020 prior to the onset of the pandemic, offset in part by virtual and hybrid events during 2021.

Spiro segment operating loss improved $31.7 million and GES Exhibitions segment operating loss increased $9.4 million. The net operating loss improvement at GES of $22.3 million during 2021 was primarily due to decreased operating costs through the reduction of head count and facilities, implementation of a flex workforce, and a continued focus on managing discretionary costs. GES Exhibitions segment operating loss increased due to a $9.1 million gain on sale of a warehouse in Orlando in 2021, offset by a $13.5 million gain on sale of a warehouse in San Diego in 2020.

Other Expenses

	Year Ended December 31,
(in thousands)	2022	2021	2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
Corporate activities	$13,418	$11,689	$8,687	14.8%	34.6%
Gain on sale of ON Services	$(19,637)	$—	$—	**	**
Interest expense, net	$34,891	$28,324	$17,887	23.2%	58.3%
Other expense, net	$2,077	$2,070	$1,594	0.3%	29.9%
Restructuring charges	$3,059	$6,066	$13,440	(49.6)%	(54.9)%
Impairment charges	$583	$—	$203,076	**	(100.0)%
Income tax expense (benefit)	$9,973	$(1,788)	$14,246	**	**
Income (loss) from discontinued operations	$148	$558	$(1,847)	(73.5)%	**
** Change is greater than +/- 100%.

Corporate Activities – The increase in corporate activities expense during 2022 relative to 2021 was primarily due to higher performance-based compensation expense. The increase in corporate activities expense during 2021 relative to 2020 was primarily due to higher performance-based compensation expense as we reduced our estimated performance achievement to zero in 2020 as a result of the COVID-19 pandemic, offset in part by fees and expenses related to the equity raise and credit facility amendment in 2020.

Gain on Sale of ON Services – On December 15, 2022, we completed the sale of substantially all of the assets of GES’ United States audio-visual production business, ON Services. We recognized a gain on sale of $19.6 million.

Interest Expense, net – The increase in interest expense during 2022 relative to 2021 was primarily due to higher interest rates in 2022, offset in part by $3.0 million in capitalized interest recorded during 2022. The increase in interest expense during 2021 relative to 2020 was primarily due to higher interest rates and higher debt balances during 2021. Additionally, as a result of the refinance and the repayment of our then $450 million revolving credit facility, we recorded $2.1 million of interest expense related to the write-off of unamortized debt issuance costs during 2021.

Restructuring Charges – Restructuring charges during 2022, 2021, and 2020 were primarily related to facility closures and severance at GES. In response to the COVID-19 pandemic, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments, as well as charges related to the closure of GES’ United Kingdom based audio-visual services business in 2020. Restructuring charges in 2020 also included the elimination of certain positions at our corporate office.

Impairment Charges – Impairment charges in 2022 of $0.6 million were related to certain software development costs that were no longer being utilized at GES. Impairment charges in 2020 were related to the deteriorating macroeconomic environment caused by the COVID-19 pandemic, which resulted in disruptions to our operations and the decline in our stock price. We recorded non-cash goodwill impairment charges of $185.8 million, a non-cash impairment charge to intangible assets of $15.7 million related to GES’ United States audio-visual production business, and a fixed asset impairment charge of $1.6 million.

Income Tax Expense – The effective income tax rates were 28.8% for 2022, 1.9% for 2021, and a negative 3.9% for 2020. The effective tax rate for 2022 was higher than the blended statutory rate primarily as a result of the higher mix of income earned in foreign jurisdictions where we do not have a valuation allowance. The effective tax rate for 2021 was lower than the blended statutory rate primarily as a result of excluding the tax benefit on losses recognized in the United States, the United Kingdom, and other European countries where we have a valuation allowance. The negative effective tax rate for 2020 was due to the recording of a $25.5 million valuation allowance against our remaining net deferred tax assets in the United States, United Kingdom, and other European countries, as well as no tax benefits on non-deductible goodwill impairments and losses recognized in those jurisdictions.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital outlays for at least the next 12 months and the longer term.

When assessing our current sources of liquidity, we include the following:

	December 31,
	2022	2021
Unrestricted cash and cash equivalents(1)	$59,719	$61,600
Available capacity on revolving credit facility(2)	86,670	87,422
Total available liquidity	$146,389	$149,022

(1)
As of December 31, 2022, we held approximately $49.2 million of our cash and cash equivalents outside of the United States, consisting of $20.6 million in Canada, $9.0 million in Iceland, $7.7 million in the Netherlands, $6.0 million in the United Arab Emirates, $3.9 million in the United Kingdom, and $2.0 million in other countries.
(2)
Includes our total revolving credit facility of $100 million less outstanding letters of credit of $13.3 million as of December 31, 2022 and $12.6 million as of December 31, 2021.

Cash provided by operating activities, supplemented by our total cash and cash equivalents, is our primary source of liquidity for funding our strategic business requirements. During the year ended December 31, 2022, net cash provided by operating activities was $73.4 million.

Our short-term and long-term funding requirements include debt obligations, capital expenditures, working capital requirements, and potential acquisitions and strategic investments as we focus on scaling Pursuit with investments in high-return unforgettable, inspiring experiences through its Refresh, Build, Buy growth strategy. Our projected capital outlays can be adjusted for changes in the operating environment.

Debt Obligations

Effective July 30, 2021, we entered into a $500 million credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for a $400 million term loan with a maturity date of July 30, 2028 (“Term Loan B”) and a $100 million revolving credit facility with a maturity date of July 30, 2026. The $400 million in Term Loan B proceeds were offset in part by $14.8 million in related fees. The proceeds from the Term Loan B were used to repay the $327 million outstanding balance under our then $450 million revolving credit facility. The $100 million revolving credit facility and the remaining proceeds from the Term Loan B have been and will be used to provide for financial flexibility to fund future acquisitions and growth initiatives and for general corporate purposes. On March 23, 2022, we entered into an amendment to the 2021 Credit Facility, which modified the revolving credit facility’s financial covenants. We were in compliance with all covenants under the revolving credit facility as of December 31, 2022. Refer to Note 12 – Debt and Finance Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2022 Form 10-K) for additional information.

Capital Expenditures

As of December 31, 2022, we had planned capital expenditures of approximately $75 million to $85 million for 2023, including approximately $40 million on select growth projects, such as the development of FlyOver Chicago. We intend to continue making investments to advance Pursuit’s Refresh, Build, Buy growth strategy while maintaining a solid liquidity position.

Other Obligations

We have additional obligations as part of our ordinary course of business, beyond those committed for debt obligations and capital expenditures. Refer to Note 20 – Leases and Other and Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2022 Form 10-K) for further information. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on changes to agreed-upon amounts for certain obligations.

Cash Flows

Operating Activities

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income (loss)	$24,795	$(92,735)	$(376,952)
Depreciation and amortization	52,483	53,750	56,565
Deferred income taxes	1,820	6,012	15,097
(Income) loss from discontinued operations	(148)	(558)	1,847
Restructuring charges	3,059	6,066	13,440
Impairment charges	583	—	203,076
Gains on dispositions of property and other assets	(272)	(9,374)	(14,935)
Gain on disposition of ON Services	(19,637)	—	—
Share-based compensation expense	10,241	7,727	2,653
Multi-employer pension plan withdrawal	—	57	462
Other non-cash items, net	12,843	5,318	8,056
Changes in assets and liabilities	(12,336)	(14,115)	10,443
Net cash provided by (used in) operating activities	$73,431	$(37,852)	$(80,248)

2022 compared with 2021

The change in net cash provided by (used in) operating activities of $111.3 million was primarily due to improved segment operating results of $115.9 million and a favorable change in working capital.

2021 compared with 2020

The decrease in net cash used in operating activities of $42.4 million was primarily due to improved segment operating results of $69.2 million, offset in part by an unfavorable change in working capital.

Investing Activities

	Year Ended December 31,
(in thousands)	2022	2021	2020
Capital expenditures	$(67,170)	$(57,936)	$(53,567)
Cash surrender value of life insurance policies	—	—	24,767
Cash paid for acquisitions, net	(25,494)	(8,227)	—
Proceeds from sale of ON Services	28,926	—	—
Proceeds from dispositions of property and other assets	470	14,360	22,027
Net cash used in investing activities	$(63,268)	$(51,803)	$(6,773)

2022 compared with 2021

The increase in net cash used in investing activities of $11.5 million was primarily due to the Glacier Raft Company acquisition in 2022 of $25.5 million and an increase in capital expenditures, offset in part by proceeds from the sale of ON Services of $28.9 million. During 2021, we used cash in investing activities for the acquisition of the Golden Skybridge, offset in part by proceeds of $14.4 million from the dispositions of property and other assets, primarily from the sale of a GES warehouse in Orlando.

2021 compared with 2020

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

Financing Activities

	Year Ended December 31,
(in thousands)	2022	2021	2020
Proceeds from borrowings	$107,580	$461,322	$225,422
Payments on debt and finance obligations	(103,491)	(345,297)	(275,327)
Dividends paid on common stock	—	—	(4,064)
Dividends paid on preferred stock	(7,801)	(3,900)	—
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(570)	(843)	(1,526)
Payments of debt issuance costs	(418)	(1,767)	(1,585)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,428)	(1,626)	(1,688)
Common stock purchased for treasury	—	—	(2,785)
Proceeds from issuance of Convertible Series A Preferred Stock, net of issuance costs	—	—	125,763
Proceeds from exercise of stock options	—	—	2,077
Net cash (used in) provided by financing activities	$(6,128)	$107,889	$66,287

2022 compared with 2021

The change in net cash used in financing activities of $114.0 million was primarily due to net debt proceeds of $4.1 million during 2022 compared to $116.0 million during 2021. In July 2021, we received $400 million in Term Loan B proceeds from the 2021 Credit Facility, which was used to repay the $327 million outstanding balance under our then $450 million revolving credit facility.

2021 compared with 2020

The increase in net cash provided by financing activities of $41.6 million was primarily due to net debt proceeds of $116.0 million during 2021 compared to net debt payments of $49.9 million during 2020. In July 2021, we received $400 million in Term Loan B proceeds from the 2021 Credit Facility, which was used to repay the $327 million outstanding balance under our then $450 million revolving credit facility. Proceeds from the issuance of Convertible Series A Preferred Stock in 2020 were offset in part by the 2020 net debt payments.

Debt and Finance Obligations

Refer to Note 12 – Debt and Finance Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2022 Form 10-K) for further discussion all of which is incorporated by reference herein.

Guarantees

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2022 Form 10-K) for further discussion all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. As of December 31, 2022, 546,283 shares remained available for repurchase under all prior authorizations. The Board of Directors’ authorization does not have an expiration date.

Additionally, we repurchased shares related to tax withholding requirements on vested restricted share-based awards.

Critical Accounting Estimates

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). We are required to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue, and expenses. Critical accounting policies are those policies that are most important to the portrayal of our financial position and results of operations, and that require us to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We identified and discussed with our audit committee the following critical accounting policies and estimates and the methodology and disclosures related to those estimates:

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties, and different assumptions could lead to materially different results. Our goodwill balance was $121.4 million as of December 31, 2022 and $112.1 million as of December 31, 2021 and pertained to our Pursuit business. The discount rates used in our most recent impairment analysis ranged from 11% to 15%.

Pursuit’s goodwill was assigned to, and tested at, the reporting unit level. The results of our most recent impairment analysis performed as of October 31, 2022, indicated that no impairment existed for Pursuit’s reporting units with reported goodwill. The excess of the estimated fair value over the carrying value for the Banff Jasper Collection and the Alaska Collection was significant. The excess of the estimated fair value over the carrying value for the Glacier Park Collection was 17% and FlyOver was 19%. Significant reductions in our reporting unit’s expected future revenue, operating income, or cash flow forecasts and projections, or an increase in a reporting unit’s cost of capital, could trigger additional goodwill impairment testing, which may result in impairment charges that could be material.

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

Income taxes — We are required to estimate and record provisions for income taxes in each of the jurisdictions in which we operate. Accordingly, we must estimate our actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. We had gross deferred tax assets of $110.8 million as of December 31, 2022 and $117.1 million as of December 31, 2021. We had a valuation allowance against gross deferred tax assets of $101.6 million as of December 31, 2022 and $103.5 million as of December 31, 2021.

While we believe that the deferred tax assets, net of existing valuation allowances, will be utilized in future periods, there are inherent uncertainties regarding the ultimate realization of these assets. It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in our valuation allowance. Such a change could result in a material increase or decrease to income tax benefit (expense) in the period the assessment was made.

We record uncertain tax positions on the basis of a two-step process: first we determine whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position; and, if so, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

Pension and postretirement benefits — Our pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. We presently anticipate contributing $0.6 million to our funded pension plans and $0.8 million to our unfunded pension plans in 2023.

We have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the employees’ service period. In addition, we retain the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, we expect to contribute $0.7 million to the plans in 2023.

The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2022 Form 10-K) for further information.

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

Share-based compensation expense recognized in the consolidated financial statements was $10.2 million in 2022, $7.7 million in 2021, and $2.7 million in 2020. We recorded total tax benefits related to such costs of $0.1 million in both 2022 and 2021. There was no income tax benefit related to such cost in 2020 due to the valuation allowance on our deferred tax assets. No share-based compensation costs were capitalized during 2022, 2021, or 2020.

We account for share-based payment awards that will be settled in cash as liability-based awards. We measure share-based compensation expense of liability-based awards at fair value at each reporting date until the date of settlement based on the number of units expected to vest and, where applicable, the level of achievement of predefined performance goals. These awards are remeasured on each reporting date based on our stock price and the Monte Carlo simulation model. A Monte Carlo simulation requires the use of several assumptions, including historical volatility and correlation between our stock price and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term. We account for share-based awards that will be settled in shares of our common stock as equity-based awards. We measure share-based compensation expense of equity-based awards at fair value on the grant date on a straight-line basis over the vesting period. The estimated number of units to be achieved is updated each reporting period based on the number of units expected to vest and, where applicable, the level of achievement of predefined performance goals, until the date of settlement. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes stock option pricing model. The Black-Scholes model requires the use of several assumptions, including expected volatility, a risk-free interest rate, a forfeiture rate, and expected life. We measure share-based compensation for performance-based options on a straight-line basis over the performance period and the underlying shares expected to be settled are adjusted each reporting period based on estimated future achievement of the respective performance metrics. Service-based options are recognized on a straight-line basis over the requisite service period on a graded-vesting schedule. Refer to Note 3 – Share-Based Compensation of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2022 Form 10-K) for further information.

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

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Overview and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2022 Form 10-K) for further information.

Non-GAAP Measure

In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose segment operating income (loss) as a non-GAAP financial measure. Our use of segment operating income (loss) is supplemental to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP. As not all companies use identical calculations, segment operating income (loss) may not be comparable to similarly titled measures used by other companies. We believe that our use of segment operating income (loss) provides useful information to investors regarding our results of operations for trending, analyzing, and benchmarking our performance and the value of our business.

“Segment operating income (loss)” is net income (loss) attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, gains or losses from sales of businesses, restructuring charges, impairment charges, and certain other corporate expenses that are not allocated to the reportable segments and the reduction for income (loss) attributable to noncontrolling interests. Segment operating income (loss) is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 23 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2022 Form 10-K) for a reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes.

We believe segment operating income (loss) is a useful operating metric as it eliminates potential variations arising from taxes, debt service costs, impairment charges, restructuring charges, strategic dispositions, the reduction of income (loss) attributable to non-controlling interests, and the effects of discontinued operations, resulting in an additional measure considered to be indicative of our ongoing operations and segment performance. Although we use segment operating income (loss) to assess the performance of our business, the use of this measure is limited because this measure does not consider material costs, expenses, and other items necessary to operate our business. As segment operating income (loss) does not consider these items, net income (loss) attributable to Viad should be considered as an important measure of financial performance because it provides a more complete measure of our performance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure relates to fluctuations in foreign exchange rates and interest rates. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect our financial condition or results of operations. The foreign exchange risk is composed of both potential losses from the translation of foreign currency financial information and the remeasurement of foreign currency transactions. Interest rate risk is the risk that changing interest rates will adversely affect our financial position or results of operations.

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, United Arab Emirates, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $43.0 million as of December 31, 2022 and $16.2 million as of December 31, 2021. We recorded an unrealized foreign currency translation loss in other comprehensive income (loss) of $26.8 million during the year ended December 31, 2022 and a gain of $0.5 million during the year ended December 31, 2021.

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

A hypothetical change of 10% in the Canadian dollar exchange rate would result in a change to 2022 operating income of approximately $3.2 million. A hypothetical change of 10% in the British pound exchange rate would result in a change to 2022 operating income of approximately $0.2 million. A hypothetical change of 10% in the Euro exchange rate would result in a change to 2022 operating income of approximately $0.5 million. A hypothetical change of 10% in the Icelandic Krona exchange rate would result in a change to 2022 operating income of approximately $0.2 million.

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of December 31, 2022, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $47.9 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Consolidated Statements of Operations. A hypothetical change of 10% in foreign currency rates could result in an adjustment to the Consolidated Statements of Operations of approximately $4.8 million. As of December 31, 2022 and 2021, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. A hypothetical change of 10% in interest rates would result in a change to 2022 interest expense of approximately $4 million.

On January 4, 2023, we entered into an interest rate cap agreement with an effective date of January 31, 2023 to hedge cash flows on $300 million of our Term Loan B. Refer to Note 12 – Debt and Finance Obligations and Note 24 – Subsequent Events of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2022 Form 10-K) for further information.

Item 8. Financial Statements and Supplementary Data

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$59,719	$61,600
Accounts receivable, net of allowances for doubtful accounts of $2,174 and $1,808, respectively	122,373	91,966
Inventories	10,785	8,581
Current contract costs	14,331	11,105
Prepaid insurance	13,370	10,284
Other current assets	18,977	14,080
Total current assets	239,555	197,616
Property and equipment, net	549,578	549,108
Other investments and assets	17,457	16,718
Operating lease right-of-use assets	102,777	95,915
Deferred income taxes	565	1,006
Goodwill	121,429	112,078
Other intangible assets, net	58,985	65,189
Total Assets	$1,090,346	$1,037,630
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$73,020	$69,657
Contract liabilities	43,950	39,141
Accrued compensation	25,839	12,788
Operating lease obligations	13,463	12,451
Other current liabilities	41,653	28,289
Current portion of debt and finance obligations	13,192	12,800
Total current liabilities	211,117	175,126
Long-term debt and finance obligations	456,752	446,580
Pension and postretirement benefits	16,769	23,692
Long-term operating lease obligations	101,297	93,406
Other deferred items and liabilities	70,024	68,953
Total liabilities	855,959	807,757
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding	132,591	132,591
Redeemable noncontrolling interest	4,956	5,444
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	570,271	566,741
Accumulated deficit	(334,301)	(349,720)
Accumulated other comprehensive loss	(47,185)	(27,429)
Common stock in treasury, at cost, 4,216,044 and 4,381,606 shares, respectively	(211,657)	(220,712)
Total Viad stockholders’ equity	14,530	6,282
Non-redeemable noncontrolling interest	82,310	85,556
Total stockholders’ equity	96,840	91,838
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,090,346	$1,037,630

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Revenue:
Services	$912,040	$401,142	$351,528
Products	215,271	106,198	63,907
Total revenue	1,127,311	507,340	415,435
Costs and expenses:
Costs of services	857,760	440,383	457,827
Costs of products	200,540	113,889	73,783
Corporate activities	13,418	11,689	8,687
Gain on sale of ON Services	(19,637)	—	—
Interest expense, net	34,891	28,324	17,887
Other expense, net	2,077	2,070	1,594
Restructuring charges	3,059	6,066	13,440
Impairment charges	583	—	203,076
Total costs and expenses	1,092,691	602,421	776,294
Income (loss) from continuing operations before income taxes	34,620	(95,081)	(360,859)
Income tax expense (benefit)	9,973	(1,788)	14,246
Income (loss) from continuing operations	24,647	(93,293)	(375,105)
Income (loss) from discontinued operations	148	558	(1,847)
Net income (loss)	24,795	(92,735)	(376,952)
Net (income) loss attributable to non-redeemable noncontrolling interest	(2,323)	(1,686)	1,376
Net loss attributable to redeemable noncontrolling interest	748	1,766	1,482
Net income (loss) attributable to Viad	$23,220	$(92,655)	$(374,094)
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.52	$(5.04)	$(18.55)
Discontinued operations attributable to Viad common stockholders	0.01	0.03	(0.09)
Net income (loss) attributable to Viad common stockholders	$0.53	$(5.01)	$(18.64)
Weighted-average outstanding and potentially dilutive common shares	20,812	20,411	20,279
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.53	$(5.04)	$(18.55)
Discontinued operations attributable to Viad common stockholders	0.01	0.03	(0.09)
Net income (loss) attributable to Viad common stockholders	$0.54	$(5.01)	$(18.64)
Weighted-average outstanding common shares	20,589	20,411	20,279
Dividends declared per common share	$—	$—	$0.10
Amounts attributable to Viad
Income (loss) from continuing operations	$23,072	$(93,213)	$(372,247)
Income (loss) from discontinued operations	148	558	(1,847)
Net income (loss)	$23,220	$(92,655)	$(374,094)

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income (loss)	$24,795	$(92,735)	$(376,952)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(26,821)	524	7,113
Change in net actuarial loss, net of tax effects of $192, $210, and $(55)	6,967	2,712	(1,955)
Change in prior service cost, net of tax effects of $0, $0, and $(46)	98	(24)	(100)
Comprehensive income (loss)	5,039	(89,523)	(371,894)
Non-redeemable noncontrolling interest:
Comprehensive (income) loss attributable to non-redeemable noncontrolling interest	(2,323)	(1,686)	1,376
Unrealized foreign currency translation adjustments	(4,999)	127	1,315
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	748	1,766	1,482
Comprehensive loss attributable to Viad	$(1,535)	$(89,316)	$(367,721)

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2019	$37,402	$574,473	$122,971	$(35,699)	$(231,649)	$467,498	$79,731	$547,229	$6,172	$—
Net loss	—	—	(374,094)	—	—	(374,094)	(1,376)	(375,470)	(1,482)	—
Dividends on common stock ($0.10 per share)	—	—	(2,038)	—	—	(2,038)	—	(2,038)	—	—
Issuance of Series A convertible preferred stock	—	—	—	—	—	—	—	—	—	125,763
Dividends on convertible preferred stock	—	(3,006)	—	—	—	(3,006)	—	(3,006)	—	3,006
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,526)	(1,526)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(1,688)	(1,688)	—	(1,688)	—	—
Common stock purchased for treasury	—	—	—	—	(2,785)	(2,785)	—	(2,785)	—	—
Employee benefit plans	—	(7,901)	—	—	10,380	2,479	—	2,479	—	—
Share-based compensation - equity awards	—	4,444	—	—	—	4,444	—	4,444	—	—
Unrealized foreign currency translation adjustment	—	—	—	7,113	—	7,113	1,315	8,428	(390)	—
Amortization of net actuarial loss, net of tax	—	—	—	(1,955)	—	(1,955)	—	(1,955)	—	—
Amortization of prior service cost, net of tax	—	—	—	(100)	—	(100)	—	(100)	—	—
Other, net	—	90	(3)	—	—	87	—	87	925	—
Balance, December 31, 2020	$37,402	$568,100	$(253,164)	$(30,641)	$(225,742)	$95,955	$78,144	$174,099	$5,225	$128,769
Net income (loss)	—	—	(92,655)	—	—	(92,655)	1,686	(90,969)	(1,766)	—
Dividends on convertible preferred stock	—	(3,821)	(3,900)	—	—	(7,721)	—	(7,721)	—	3,821
Capital contributions (distributions) to (from) noncontrolling interest	—	—	—	—	—	—	(1,160)	(1,160)	341	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(652)	(652)	—	(652)	—	—
Employee benefit plans	—	(4,456)	—	—	5,682	1,226	—	1,226	—	—
Share-based compensation - equity awards	—	7,562	—	—	—	7,562	—	7,562	—	—
Unrealized foreign currency translation adjustment	—	—	—	524	—	524	127	651	(153)	—
Amortization of net actuarial loss, net of tax	—	—	—	2,712	—	2,712	—	2,712
Amortization of prior service cost, net of tax	—	—	—	(24)	—	(24)	—	(24)	—	—
Acquisitions	—	—	—	—	—	—	6,759	6,759	—	—
Other, net	—	(644)	(1)	—	—	(645)	—	(645)	1,797	1
Balance, December 31, 2021	$37,402	$566,741	$(349,720)	$(27,429)	$(220,712)	$6,282	$85,556	$91,838	$5,444	$132,591
Net income (loss)	—	—	23,220	—	—	23,220	2,323	25,543	(748)	—
Dividends on convertible preferred stock	—	—	(7,801)	—	—	(7,801)	—	(7,801)	—	—
Capital distributions from noncontrolling interest	—	—	—	—	—	—	(570)	(570)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(355)	(355)	—	(355)	—	—
Employee benefit plans	—	(6,967)	—	—	9,411	2,444	—	2,444	—	—
Share-based compensation - equity awards	—	10,544	—	—	—	10,544	—	10,544	—	—
Unrealized foreign currency translation adjustment	—	—	—	(26,821)	—	(26,821)	(4,999)	(31,820)	(503)	—
Amortization of net actuarial loss, net of tax	—	—	—	6,967	—	6,967	—	6,967
Amortization of prior service cost, net of tax	—	—	—	98	—	98	—	98	—	—
Other, net	—	(47)	—	—	(1)	(48)	—	(48)	763	—
Balance, December 31, 2022	$37,402	$570,271	$(334,301)	$(47,185)	$(211,657)	$14,530	$82,310	$96,840	$4,956	$132,591

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$24,795	$(92,735)	$(376,952)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,483	53,750	56,565
Deferred income taxes	1,820	6,012	15,097
(Income) loss from discontinued operations	(148)	(558)	1,847
Restructuring charges	3,059	6,066	13,440
Impairment charges	583	—	203,076
Gains on dispositions of property and other assets	(272)	(9,374)	(14,935)
Gain on disposition of ON Services	(19,637)	—	—
Share-based compensation expense	10,241	7,727	2,653
Multi-employer pension plan withdrawal	—	57	462
Other non-cash items, net	12,843	5,318	8,056
Change in operating assets and liabilities (excluding the impact of acquisitions and disposition):
Receivables	(39,402)	(75,450)	106,082
Inventories	(2,587)	129	8,644
Current contract costs	(4,651)	(3,284)	16,279
Accounts payable	7,756	46,694	(88,251)
Restructuring liabilities	(2,735)	(5,923)	(7,427)
Accrued compensation	11,321	4,221	(26,375)
Contract liabilities	5,607	20,881	(31,585)
Income taxes payable	7,147	1,003	770
Other assets and liabilities, net	5,208	(2,386)	32,306
Net cash provided by (used in) operating activities	73,431	(37,852)	(80,248)
Cash flows from investing activities
Capital expenditures	(67,170)	(57,936)	(53,567)
Cash surrender value of life insurance policies	—	—	24,767
Cash paid for acquisitions, net	(25,494)	(8,227)	—
Proceeds from sale of ON Services	28,926	—	—
Proceeds from dispositions of property and other assets	470	14,360	22,027
Net cash used in investing activities	(63,268)	(51,803)	(6,773)
Cash flows from financing activities
Proceeds from borrowings	107,580	461,322	225,422
Payments on debt and finance obligations	(103,491)	(345,297)	(275,327)
Dividends paid on common stock	—	—	(4,064)
Dividends paid on preferred stock	(7,801)	(3,900)	—
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(570)	(843)	(1,526)
Payments of debt issuance costs	(418)	(1,767)	(1,585)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,428)	(1,626)	(1,688)
Common stock purchased for treasury	—	—	(2,785)
Proceeds from issuance of Convertible Series A Preferred Stock, net of issuance costs	—	—	125,763
Proceeds from exercise of stock options	—	—	2,077
Net cash (used in) provided by financing activities	(6,128)	107,889	66,287
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,774)	4,098	701
Net change in cash, cash equivalents, and restricted cash	261	22,332	(20,033)
Cash, cash equivalents, and restricted cash, beginning of year	64,303	41,971	62,004
Cash, cash equivalents, and restricted cash, end of year	$64,564	$64,303	$41,971

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

We operate through three reportable segments: Pursuit, Spiro, and GES Exhibitions.

During the first quarter of 2022, we rebranded GES’ brand experiences business and introduced Spiro to the market to accelerate our growth by servicing the changing needs of today’s brand marketers across a broader spectrum of their experiential marketing needs. Spiro and GES Exhibitions are both live event businesses and are collectively referred to as “GES.”

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

GES Exhibitions

GES Exhibitions is a global exhibition services company that partners with leading exhibition and conference organizers as a full-service provider of strategic and logistics solutions to manage the complexity of their shows.

Impact of COVID-19 and Macroeconomic Factors

The COVID-19 pandemic continues to impact the economies of countries in which we operate, including supply chain and labor challenges, and the ability of guests to travel from certain countries. However, during 2022 international tourism and live event activity continued to improve and demand for our products and services remained strong. It is not currently possible to estimate the duration and continued evolution of the COVID-19 pandemic, therefore no assurance can be given that an extended period of global economic disruption would not have a material adverse impact on our business, financial condition, and results of operations in future periods.

During 2022, changes in macroeconomic facts and circumstances, particularly high inflation and the resulting rise in interest rates, has increased our interest expense. The additional impacts of these macroeconomic developments on our operations cannot be predicted with certainty, but could have adverse effects on our business, financial condition, and results of operations in future periods.

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

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things: impairment

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

testing of recorded goodwill and intangible assets and long-lived assets; allowances for uncollectible accounts receivable; sales reserve allowances; provisions for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; sublease income associated with restructuring liabilities; pension and postretirement benefit costs and obligations; share-based compensation costs; the discount rates used to value lease obligations; the redemption value of redeemable noncontrolling interests; and the allocation of purchase price of acquired businesses. These estimates and assumptions may change as a result of the impact of global economic conditions, such as the uncertainty regarding the impact of the COVID-19 pandemic, global inflationary pressures, and volatility in foreign exchange rates. Actual results could differ from these and other estimates.

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly-liquid investments with remaining maturities when purchased of three months or less. Cash and cash equivalents consist of cash and bank demand deposits. Restricted cash represents collateral required for surety bonds, bank guarantees, letters of credit, and corporate credit cards.

Cash, cash equivalents, and restricted cash balances presented in the Consolidated Statements of Cash Flows consisted of the following:

	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$59,719	$61,600
Restricted cash included in other current assets	4,845	2,703
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$64,564	$64,303

Allowances for Doubtful Accounts

Allowances for doubtful accounts reflect the best estimate of expected losses inherent in the accounts receivable balance. The allowances for doubtful accounts, including a sales allowance for discounts at the time of sale, are based upon an evaluation of the aging of receivables, historical trends, and the current economic environment.

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

Our operating and finance leases are primarily facility, equipment, and land leases. Our facility leases comprise mainly manufacturing facilities, sales and design facilities, offices, storage and/or warehouses, and truck marshaling yards for our GES business. These facility leases have lease terms ranging up to 29 years. Our equipment leases comprise mainly vehicles, hardware, and office equipment, each with various lease terms. Our land leases comprise mainly leases in Canada and Iceland on which our Pursuit hotels or attractions are located and have lease terms ranging up to 46 years.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

costs of common area maintenance, taxes, and insurance for which we pay our lessors an estimate that is adjusted to actual expense on a quarterly or annual basis depending on the underlying contract terms. We expense these variable lease payments as incurred. Our lease agreements do not contain any significant residual value guarantees or restrictive covenants.

Substantially all of our lease agreements do not specify an implicit borrowing rate, and as such, we utilize an incremental borrowing rate based on lease term and country in order to calculate the present value of our future lease payments. The incremental borrowing rate represents a risk-adjusted rate on a collateralized basis and is the expected rate at which we would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term and the country.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 12 – Debt and Finance Obligations for the estimated fair value of debt obligations.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

consolidated net income or loss attributable to Viad and the non-redeemable noncontrolling interest is presented in the Consolidated Statements of Operations.

We consider noncontrolling interests with redemption features that are not solely within our control to be redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 56.4% equity ownership interest in Esja Attractions ehf. (“Esja”), which owns the FlyOver Iceland attraction. The Esja shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered mezzanine equity and we report it between liabilities and stockholders’ equity in the Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to retained earnings or accumulated deficit and is included in our income (loss) per share. Refer to Note 22 – Noncontrolling Interests – Redeemable and Non-redeemable for additional information.

Foreign Currency Translation

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, Germany, and to a lesser extent, in certain other countries. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. We also have certain loans and leases in currencies other than the entity’s functional currency, which results in gains or losses as exchange rates fluctuate and are recorded in the Consolidated Statements of Operations.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Government Assistance

We received government assistance of approximately $2.7 million in 2022, $21.6 million in 2021, and $27.7 million in 2020. Benefits received were primarily from the Canadian Emergency Wage Subsidy (“CEWS”) program, the United Kingdom’s COVID Job Retention Scheme (“CJRS”), and two Netherlands programs referred to as NOW and TVL. We have no provisions for recapture and are currently completing the audit process for the NOW proceeds received in 2021.

The CEWS program was implemented by the Canadian government in response to the COVID-19 pandemic for businesses operating in Canada. Our Canadian subsidiaries within Pursuit and GES qualified for and applied for these CEWS cash benefits to partially offset the impacts of revenue reductions and on-going staffing costs. During 2022, GES received approximately $1.4 million in CEWS benefits. During 2021, Pursuit received approximately $11.6 million and GES received approximately $1.9 million. During 2020, Pursuit received approximately $12.8 million and GES received approximately $1.2 million. The CEWS benefits were recorded to “Costs of services” in the Consolidated Statements of Operations.

The CJRS program was implemented by the United Kingdom government in response to the COVID-19 pandemic to allow employers to retain and continue to pay their furloughed employees. Furloughed employees were paid 80% of their salary up to a maximum of GBP 2,500 per month. During July 2021, employers were required to contribute 10% of the furloughed employees salary, which increased to 20% before the program closed on September 30, 2021. Payments were handled by Her Majesty's Revenue and Customs, or HMRC. GES received approximately $0.9 million in 2021 and $8.4 million in 2020, which were recorded to “Costs of services” in the Consolidated Statements of Operations.

The NOW and TVL programs were implemented by the Dutch government in response to the COVID-19 pandemic. The NOW program is a temporary emergency bridging measure to reimburse up to 85% of employees’ salaries. This program is still in effect and payments are handled by the Employee Insurance Agency, or UWV. The TVL program is a business support program focused on non-labor business expenses. The amounts claimed is based on lost income of more than 30%. Payments are handled by the Netherlands Enterprise Agency, or RVO. GES received approximately $0.6 million in 2022, $3.0 million in 2021, and $2.2 million in 2020 for both NOW and TVL programs, which were recorded to “Costs of services” in the Consolidated Statements of Operations.

The remaining benefits received were from various other programs totaling $0.7 million in 2022, $4.2 million in 2021, and $3.1 million in 2020.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

1/1/2023

We are currently evaluating the potential impact of the adoption of this new guidance on our consolidated financial statements. We will apply the provisions of ASU 2021-08 after adoption to future acquisitions, if any. We do not expect this new guidance will have a material impact on our consolidated financial statements.

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

1/1/2022

We provided the annual disclosure about government assistance in this Note 1 - Overview and Summary of Significant Accounting Policies under the heading “Government Assistance.” The adoption of this new standard on January 1, 2022 did not otherwise have a material impact on our related disclosures.

ASU 2022-06, Reference Rate Reform (Topic 848) Deferral of the Sunset Date of Topic 848

Topic 848 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. This amendment defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024.

12/21/2022

The sunset deferral date of Topic 848 was effective beginning on December 21, 2022, and we intend to utilize the relief of this amendment. There was no impact to our consolidated financial statements as a result of adopting this amendment.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Contract Liabilities

Pursuit and GES typically receive customer deposits prior to transferring the related product or service to the customer. We record these deposits as a contract liability, which are recognized as revenue upon satisfaction of the related contract performance obligation(s). GES also provides customer rebates and volume discounts to certain event organizers that we recognize as a reduction of revenue. We include customer deposits in “Contract liabilities” and “Other deferred items and liabilities” in the Consolidated Balance Sheets.

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2020	$18,618
Cash additions	147,814
Revenue recognized	(126,573)
Foreign exchange translation adjustment	(197)
Balance at December 31, 2021	39,662
Cash additions	158,567
Revenue recognized	(151,408)
Foreign exchange translation adjustment	(2,064)
Balance at December 31, 2022	$44,757

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

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2020	$10,835
Additions	31,923
Expenses	(27,935)
Cancelled	(976)
Foreign exchange translation adjustment	(57)
Balance at December 31, 2021	13,790
Additions	62,038
Expenses	(58,561)
Foreign exchange translation adjustment	(699)
Balance at December 31, 2022	$16,568

As of December 31, 2022, capitalized contract costs consisted of $16.6 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the years ended December 31, 2022 or 2021.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Year Ended December 31,
(in thousands)	2022	2021	2020
Services:
Ticket revenue	$114,936	$61,166	$19,939
Rooms revenue	77,019	57,603	26,383
Transportation	12,460	5,591	2,694
Other	14,143	8,564	3,567
Total services revenue	218,558	132,924	52,583
Products:
Food and beverage	47,275	28,953	10,295
Retail operations	33,494	25,171	13,932
Total products revenue	80,769	54,124	24,227
Total revenue	$299,327	$187,048	$76,810

Timing of revenue recognition:
Services transferred over time	$218,558	$132,924	$52,583
Products transferred at a point in time	80,769	54,124	24,227
Total revenue	$299,327	$187,048	$76,810

Markets:
Banff Jasper Collection	$152,863	$82,728	$46,913
Alaska Collection	39,434	37,344	6,282
Glacier Park Collection	57,760	45,276	17,596
FlyOver	24,445	10,693	6,019
Sky Lagoon(1)	24,825	11,007	—
Total revenue	$299,327	$187,048	$76,810

(1)
We opened Pursuit’s Sky Lagoon attraction in Reykjavik, Iceland on April 30, 2021.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Year Ended December 31,
(in thousands)	2022	2021	2020
Service lines:
Spiro	$277,641	$116,587	$102,027
GES Exhibitions	557,880	209,529	238,705
Intersegment eliminations	(7,537)	(5,824)	(2,107)
Total revenue	$827,984	$320,292	$338,625

Timing of revenue recognition:
Services transferred over time	$693,482	$268,218	$298,945
Products transferred over time(1)	51,134	18,551	15,517
Products transferred at a point in time	83,368	33,523	24,163
Total revenue	$827,984	$320,292	$338,625

Geographical markets:
North America	$675,628	$243,983	$288,921
EMEA	176,086	82,242	53,384
Intersegment eliminations	(23,730)	(5,933)	(3,680)
Total revenue	$827,984	$320,292	$338,625

(1)
GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan, as amended, (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we reserved 1,750,000 shares of common stock for issuance under the 2017 Plan. On May 24, 2022, we amended and restated the 2017 Plan, which among other things, increased the number of shares reserved for issuance under the 2017 Plan by 840,000 shares, thus bringing the total number of reserved shares to 2,590,000. As of December 31, 2022, there were 1,202,763 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation expense:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Performance-based restricted stock units	$541	$549	$(2,187)
Restricted stock awards and restricted stock units	6,703	5,451	4,523
Stock options	2,997	1,727	317
Share-based compensation expense before income tax	10,241	7,727	2,653
Income tax benefit(1)	(117)	(82)	—
Share-based compensation expense, net of income tax	$10,124	$7,645	$2,653
(1)
The 2022 and 2021 income tax benefit amount primarily reflects the tax benefit associated with our Canadian-based employees. There was no income tax benefit in 2020 associated with our employees in the United States and the United Kingdom due to a valuation allowance on our deferred tax assets within these jurisdictions. Refer to Note 17 – Income Taxes.

We recorded no share-based compensation expense through restructuring charges in 2022, 2021 or 2020. No share-based compensation costs were capitalized during 2022, 2021, or 2020.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

During the year ended December 31, 2022, we granted PRSUs with a grant date fair value of $2.4 million, all of which are payable in shares.

In 2022, PRSUs granted in 2019 vested and we paid $0.4 million in cash. No PRSUs were paid in shares in 2022. In 2021, PRSUs granted in 2018 vested; however, as performance metrics were not achieved, no awards were paid in cash or in shares. In 2020, PRSUs granted in 2017 vested and we paid $2.6 million in cash. No PRSUs were paid in shares in 2020.

As of December 31, 2022, the unamortized cost of outstanding equity-based PRSUs was $1.6 million, which we expect to recognize over a weighted-average period of approximately 2.0 years. Liabilities related to liability-based PRSUs were zero as of December 31, 2022 and $0.7 million as of December 31, 2021.

The following table summarizes the activity of the outstanding PRSU awards:

	Equity-Based PRSUs		Liability-Based PRSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2021	134,152	$37.30	77,746	$57.13
Granted	65,000	$36.46	—	$—
Vested	—	$—	(36,758)	$58.31
Forfeited	(97,367)	$43.03	(913)	$56.23
Balance at December 31, 2022	101,785	$31.28	40,075	$56.06

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

As of December 31, 2022, the unamortized cost of outstanding equity-based restricted stock awards and restricted stock units was $8.1 million, which we expect to recognize over a weighted-average period of approximately 1.3 years. We withheld 43,887 shares for $1.4 million during 2022, 37,686 shares for $1.6 million during 2021, and 42,185 shares for $1.7 million during 2020 related to tax withholding requirements on vested share-based awards.

Aggregate liabilities related to liability-based restricted stock units were $0.1 million as of December 31, 2022 and $0.2 million as of December 31, 2021. In 2022, 3,709 restricted stock units vested, and we paid $0.1 million in cash. In 2021, 3,174 restricted stock units vested, and we paid $0.1 million in cash. In 2020, 2,815 restricted stock units vested, and we paid $0.2 million in cash and $2.0 million in shares.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the activity of the outstanding restricted stock awards and restricted stock units:

	Equity-Based Restricted Stock Awards		Equity-Based Restricted Stock Units		Liability-Based Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2021	76,792	$52.83	239,188	$34.74	6,278	$55.93
Granted	—	$—	289,825	$31.23	—	$—
Vested	(52,127)	$52.21	(103,327)	$29.83	(3,709)	$56.66
Forfeited	(1,373)	$56.23	(13,667)	$36.89	(309)	$56.47
Balance at December 31, 2022	23,292	$54.03	412,019	$33.43	2,260	$54.75

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

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2021	312,008	$31.01
Granted	233,970	$33.96
Exercised	—	$—
Forfeited	(120,000)	$19.30
Options outstanding at December 31, 2022	425,978	$35.93	$137,541
Options exercisable at December 31, 2022	100,103	$32.39	$137,541
(1)
The aggregate intrinsic value of stock options outstanding represents the difference between our closing stock price at the end of the reporting period and the exercise price, multiplied by the number of in-the-money stock options.

The following table summarizes stock options outstanding and exercisable as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$21.85	54,150	4.65	$21.85	54,150	$21.85
$33.96	233,970	6.15	$33.96	—	$—
$44.80	137,858	5.15	$44.80	45,953	$44.80
$21.85 - $44.80	425,978	5.64	$35.93	100,103	$32.39

The fair value of stock options granted in 2022 was estimated on the date of grant using the Black-Scholes stock option pricing model.

Following is additional information on stock options granted during 2022 and the underlying assumptions used in assessing fair value:

Year Ended
December 31, 2022
Assumptions used to estimate fair value of stock options granted:
Risk-free interest rate	1.9%
Expected term (in years)	4.5
Expected volatility	58.3%
Expected dividend yield	—
Weighted average grant-date fair value per share of options granted	$16.50

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2022 and 2021, the total unrecognized compensation cost related to non-vested stock option awards was $2.3 million and $1.4 million, respectively. We expect to recognize such costs over a weighted-average period of approximately 1.0 years.

Note 4. Acquisitions and Disposition

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

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired was recorded as “Goodwill.” Goodwill relating to the Glacier Raft Company acquisition is included in the Pursuit reportable segment. The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to future growth opportunities when combined with our other businesses. Goodwill is deductible for tax purposes. We included these assets in the Consolidated Balance Sheets from the date of acquisition.

Following are details of the purchase price allocated to the intangible assets acquired for the Glacier Raft Company:

(in thousands)	Amount	Weighted Average Life
Customer relationships	$1,800	12 years
Operating licenses	1,300	17 years
Trade name	300	8 years
Total	$3,400	14 years

Transaction costs associated with the acquisition were $0.2 million in 2022, which are included in “Costs of services” in the Consolidated Statements of Operations. The results of operations of Glacier Raft Company have been included in the consolidated financial statements from the date of acquisition. Pro forma information is not presented as revenue and the operating results of Glacier Raft Company, as if the acquisition occurred on January 1, 2022, is not material to our consolidated financial statements for the year ended December 31, 2022.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2022 Disposition

ON Services

On December 15, 2022, we completed the sale of substantially all of the assets of GES’ United States audio-visual production business, ON Services – AV Specialists, Inc. (“ON Services”), for approximately $30.0 million, subject to customary working capital adjustments. We recognized a gain on sale of $19.6 million. ON Services had a net carrying value of $10.4 million, which included $4.9 million of net working capital and net non-current assets of $5.5 million. Working capital consisted primarily of accounts receivable of $8.2 million and other current assets of $0.7 million, offset in part by current liabilities of $4.0 million. Net non-current assets consisted primarily of property and equipment of $6.0 million, offset in part by other liabilities of $0.5 million. The staging business of ON Services was included in the Spiro reportable segment and the venue services business in the United States was included in the GES Exhibitions reportable segment. The ON Services sale did not represent a strategic shift that has or will have a major effect on our operations and financial results, and therefore was not classified as a discontinued operation for any of the periods presented.

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

The fair value of net assets acquired as of the acquisition date included $2.2 million U.S. dollars in property and equipment and $6.8 million U.S. dollars in noncontrolling interest. Under the acquisition method of accounting, the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired of $11.8 million U.S. dollars was recorded as “Goodwill.” Goodwill relating to the Golden Skybridge acquisition is included in the Pursuit reportable segment. The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to future growth opportunities when combined with our other businesses. Goodwill is not deductible for tax purposes. We included these assets in the Consolidated Balance Sheets from the date of acquisition.

Transaction costs associated with the acquisition were $0.4 million U.S. dollars during 2021, which are included in “Costs of services” in the Consolidated Statements of Operations.
Note 5. Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2022	2021
Raw materials	$1,403	$2,350
Finished goods	9,382	6,231
Inventories	$10,785	$8,581

Note 6. Other Current Assets

Other current assets consisted of the following:

	December 31,
(in thousands)	2022	2021
Restricted cash	$4,845	$2,703
Prepaid software maintenance	4,650	4,154
Prepaid project deposit	3,615	—
Prepaid vendor payments	2,084	1,604
Income tax receivable	322	1,901
Prepaid taxes	142	456
Prepaid other	1,836	1,165
Other	1,483	2,097
Other current assets	$18,977	$14,080

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,
(in thousands)	2022	2021
Land and land interests(1)	$30,902	$30,532
Buildings and leasehold improvements	409,852	407,930
Equipment and other	413,485	413,684
Gross property and equipment	854,239	852,146
Accumulated depreciation	(362,195)	(364,060)
Property and equipment, net (excluding finance leases)	492,044	488,086
Finance lease ROU assets, net	57,534	61,022
Property and equipment, net	$549,578	$549,108
(1)
Land and land interests include certain leasehold interests in land within Pursuit for which we are considered to have perpetual use rights. The carrying amount of these leasehold interests was $7.8 million as of December 31, 2022 and $8.4 million as of December 31, 2021. These land interests are not subject to amortization.

Depreciation expense was $43.0 million during 2022, $43.7 million during 2021, and $46.5 million during 2020.

Property and equipment purchased through accounts payable and accrued liabilities increased $0.8 million during 2022, increased $2.3 million during 2021, and decreased $6.9 million during 2020. During 2022, we capitalized interest of $3.0 million, which was primarily related to the development of Pursuit’s FlyOver attractions.

We recorded fixed asset impairment charges of $1.6 million during 2020 primarily related to capitalized software.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	December 31,
(in thousands)	2022	2021
Self-insured liability receivable	$8,211	$6,847
Other mutual funds	3,490	4,057
Contract costs	2,237	2,685
Other	3,519	3,129
Other investments and assets	$17,457	$16,718

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2020	$99,847
Business acquisition	11,776
Foreign currency translation adjustments	455
Balance at December 31, 2021	112,078
Business acquisition	16,787
Foreign currency translation adjustments	(7,436)
Balance at December 31, 2022	$121,429

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the remaining goodwill by reporting unit:

	December 31,
(in thousands)	2022	2021
Pursuit:
Banff Jasper Collection	$62,383	$66,898
Alaska Collection	3,184	3,184
Glacier Park Collection	16,787	—
FlyOver	39,075	41,996
Total Goodwill	$121,429	$112,078

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

During 2020, we recorded non-cash goodwill impairment charges of $185.8 million, which was primarily related to the write-off of all of GES’ goodwill due to the deteriorating macroeconomic environment related to the COVID-19 pandemic. Our remaining goodwill balance as of December 31, 2022 of $121.4 million pertains to our Pursuit business.

During 2022, we considered changes in macroeconomic facts and circumstances, particularly high inflation and the resulting rise in interest rates, which resulted in reduced fair values to our reporting units. As a result of our most recent impairment analysis performed as of October 31, 2022, the excess of the estimated fair value over the carrying value for our reporting units with reported goodwill (expressed as a percentage of the carrying amounts) under step one of the impairment test for the Banff Jasper Collection and the Alaska Collection was significant, and Glacier Park Collection was 17% and FlyOver was 19%. Accordingly, no impairment charges were recorded during 2022.

We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated cash flows and discount rates. If our adjusted expectations of the operating results of our reporting units do not materialize, or the discount rate increases (based on increases in interest rates, market rates of return or market volatility), it is possible that we may be required to record goodwill impairment charges in the future, which may be material.

Our accumulated goodwill impairment was $415.5 million as of December 31, 2022 and 2021.

Other intangible assets consisted of the following:

		December 31, 2022			December 31, 2021
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	7.4	$37,194	$(30,109)	$7,085	$36,848	$(28,372)	$8,476
Operating contracts and licenses	34.1	38,993	(3,504)	35,489	40,927	(2,660)	38,267
In-place lease	33.8	14,420	(1,404)	13,016	15,464	(1,084)	14,380
Tradenames	4.0	5,546	(3,324)	2,222	5,626	(2,819)	2,807
Other	5.2	770	(163)	607	824	(139)	685
Total amortized intangible assets		96,923	(38,504)	58,419	99,689	(35,074)	64,615
Indefinite-lived intangible assets:
Business licenses		566	—	566	574	—	574
Other intangible assets		$97,489	$(38,504)	$58,985	$100,263	$(35,074)	$65,189

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangible asset amortization expense (excluding amortization expense of ROU assets) was $5.2 million during 2022, $5.8 million during 2021, and $6.4 million during 2020. We recorded a non-cash impairment charge to intangible assets of $15.7 million during 2020 related our United States audio-visual production business.

At December 31, 2022, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
2023	$4,565
2024	3,619
2025	2,321
2026	2,288
2027	1,891
Thereafter	43,735
Total	$58,419

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Continuing operations:
Foreign income taxes payable	$8,354	$965
Commissions payable	5,059	4,119
Accrued employee benefit costs	4,920	4,164
Self-insured liability	4,909	4,815
Accrued concession fees	4,297	964
Accrued sales and use taxes	4,082	3,428
Accommodation services deposits	2,208	892
Current portion of pension and postretirement liabilities	1,426	1,637
Accrued professional fees	898	1,671
Other	4,958	5,168
Total continuing operations	41,111	27,823
Discontinued operations:
Self-insured liability	458	312
Environmental remediation liabilities	46	60
Other	38	94
Total discontinued operations	542	466
Total other current liabilities	$41,653	$28,289

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Continuing operations:
Foreign deferred tax liability	$27,564	$27,748
Multi-employer pension plan withdrawal liability	13,815	14,260
Self-insured excess liability	8,211	6,847
Self-insured liability	5,028	5,119
Accrued compensation	4,977	5,696
Accrued restructuring	3,245	2,571
Other	3,071	2,758
Total continuing operations	65,911	64,999
Discontinued operations:
Environmental remediation liabilities	2,177	2,168
Self-insured liability	1,631	1,535
Other	305	251
Total discontinued operations	4,113	3,954
Total other deferred items and liabilities	$70,024	$68,953

Note 12. Debt and Finance Obligations

The components of debt and finance obligations consisted of the following:

	December 31,
(in thousands, except interest rates)	2022	2021
2021 Credit Facility - Term Loan B, 9.4% interest rate at December 31, 2022 and 5.5% at December 31, 2021, due through 2028(1)	$395,000	$399,000
Forest Park Hotel Construction Loan Facility, 8.8% interest rate at December 31, 2022, due through 2027(1)	11,491	—
FlyOver Iceland Credit Facility, 6.9% interest rate at December 31, 2022 and 4.9% at December 31, 2021, due through 2027(1)	4,965	5,566
FlyOver Iceland Term Loans, 10.1% weighted-average interest rate at December 31, 2022 and 3.8% at December 31, 2021, due through 2024(1)	594	689
Less unamortized debt issuance costs	(11,848)	(14,804)
Total debt	400,202	390,451
Finance lease obligations, 9.1% weighted-average interest rate at December 31, 2022 and December 31, 2021, due through 2067	64,729	63,401
Financing arrangements	5,013	5,528
Total debt and finance obligations(2)(3)	469,944	459,380
Current portion	(13,192)	(12,800)
Long-term debt and finance obligations	$456,752	$446,580
(1)
Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.
(2)
The weighted-average interest rate on total debt (including unamortized debt issuance costs and commitment fees) was 9.3% for 2022, 6.4% for 2021 and 4.6% for 2020. The estimated fair value of total debt and finance leases was $301.8 million as of December 31, 2022 and $328.9 million as of December 31, 2021. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements.
(3)
Cash paid for interest on debt was $34.3 million during 2022, $25.9 million during 2021, and $14.0 million during 2020.

2021 Credit Facility

Effective July 30, 2021, we entered into a $500 million credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for a $400 million term loan (“Term Loan B”) and a $100 million revolving credit facility (“Revolving Credit Facility”). The proceeds of

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Term Loan B, net of $14.8 million in related fees, were used to repay the $327 million outstanding balance under our then $450 million revolving credit facility and to provide for financial flexibility to fund future acquisitions and growth initiatives and for general corporate purposes.

The 2021 Credit Facility provides us with the option to have interest calculated based on the London Interbank Offered Rate (“LIBOR”) for one, three, or six-month tenors, plus credit spreads as detailed below under “Term Loan B” and “Revolving Credit Facility”.

LIBOR Transition Amendment

On February 6, 2023, we entered into the LIBOR Transition Amendment to the 2021 Credit Facility to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”). In accordance with the LIBOR replacement provisions outlined in the 2021 Credit Facility, additional credit spread adjustments apply to SOFR ranging from 0.11448% (for a one-month duration) up to 0.71513% (for a 12-month duration). Refer to Note 24 – Subsequent Events.

Interest Rate Cap Agreement

On January 4, 2023, we entered into an interest rate cap agreement with an effective date of January 31, 2023. The interest rate cap manages our exposure to interest rate increases on $300 million in borrowings under our 2021 Credit Facility and provides us with the right to receive payment if the one-month SOFR exceeds 5.00%. Beginning on February 28, 2023, we will pay a fixed monthly deferred premium based on an annual rate of 0.3335% for the interest rate cap, which matures on January 31, 2025. Refer to Note 24 – Subsequent Events.

Term Loan B

The Term Loan B has a maturity date of July 30, 2028 and is subject to quarterly amortization of principal of $1 million. Interest rates are based on LIBOR plus a 5.00% credit spread, with a LIBOR floor of 0.50%. See discussion above under “LIBOR Transition.” The Term Loan B carries no financial covenants.

Revolving Credit Facility

The Revolving Credit Facility has a maturity date of July 30, 2026. As of December 31, 2022, capacity remaining under the revolving credit facility was $86.7 million, reflecting $100.0 million total facility size, less $13.3 million in outstanding letters of credit.

In addition to borrowing based on one, three, or six month LIBOR tenors, we also have the option to borrow based on the “Base Rate”, which for any day is a fluctuating rate equal to the highest of the Fed Funds Rate plus 0.50%, Bank of America’s publicly announced “prime rate”, and LIBOR plus 1.00%. Credit spreads for LIBOR and Base Rate borrowings are based on Viad’s total net leverage ratio and range from 2.50% to 3.50% for LIBOR borrowings and from 1.50% to 3.50% for Base Rate borrowings. See discussion above under “LIBOR Transition.” Additionally, a 1.00% floor applies to the Bate Rate.

The Revolving Credit Facility includes an undrawn fee ranging from 0.30% to 0.50% that is based on Viad’s total net leverage ratio.

The Revolving Credit Facility carries financial covenants. On March 23, 2022, we entered into the First Amendment to the 2021 Credit Facility, which modified the financial covenants as follows:

•
Maintain a total net leverage ratio of not greater than 4.75 to 1.00 at December 31, 2022 with a step-down to 4.50 to 1.00 at March 31, 2023, and 4.00 to 1.00 at June 30, 2023 and thereafter; and
•
Maintain an interest coverage ratio of not less than 2.50 to 1.00 at December 31, 2022 and thereafter.

As of December 31, 2022, Viad’s total net leverage ratio was 3.15 to 1.00, the interest coverage ratio was 3.67 to 1.00, and we were in compliance with all covenants under the revolving credit facility.

In addition to U.S. Dollar borrowings, we may borrow funds on the Revolving Credit Facility in Canadian Dollars based on the Canadian Dollar Offered Rate, Pound Sterling based on the Sterling Overnight Index Average, and Euros based on the Euro Interbank Offered Rate, plus applicable credit spreads. No such borrowings had been made as of December 31, 2022.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Forest Park Hotel Construction Loan Facility

Effective May 17, 2022, Pursuit, through a 60% owned subsidiary, entered into a construction loan facility for borrowings up to $17.0 million Canadian dollars (approximately $13.3 million U.S. dollars) for the development and construction of the Forest Park Hotel in Jasper National Park. Construction of the hotel was completed in August 2022. As of December 31, 2022, funds of $1.4 million Canadian dollars (approximately $1.1 million U.S. dollars) were available for borrowing under the facility.

The construction loan facility required interest only payments at Canada Prime plus 2.35% through November 2023, at which time it was to be converted to a term loan with a maturity date of May 17, 2027.

During January 2023, we completed our final borrowing under the construction loan facility and the facility was converted, by way of an amendment to the loan agreement, to a term loan with a fixed interest rate of 6.5% effective January 31, 2023. The term loan matures on February 1, 2028 and requires interest only payments through July 31, 2024. Refer to Note 24 – Subsequent Events.

FlyOver Iceland Credit Facility

Effective February 15, 2019, FlyOver Iceland ehf., (“FlyOver Iceland”) a wholly-owned subsidiary of Esja, entered into a credit agreement with a €5.0 million (approximately $5.6 million U.S. dollars) credit facility (the “FlyOver Iceland Credit Facility”) with an original maturity date of March 1, 2022. The loan proceeds were used to complete the development of the FlyOver Iceland attraction. The loan bears interest at the three month Euro Interbank Offered Rate plus 4.9%.

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

Financing arrangements

We have insurance premium financing arrangements in order to finance certain of our insurance premium payments. The financing arrangements are payable within the next 12 months and bear a weighted average interest rate of 4.9%.

Future maturities

Aggregate annual maturities of debt (excluding finance obligations) as of December 31, 2022 are as follows:

(in thousands)	Credit Facilities
Year ending December 31,
2023	$5,201
2024	5,931
2025	5,480
2026	5,480
2027	14,958
Thereafter	375,000
Total	$412,050

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Money market mutual funds and certain other mutual fund investments are measured at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds(1)	$3,490	$3,490	$—	$—
Total assets at fair value on a recurring basis	$3,490	$3,490	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$11,003	$11,003	$—	$—
Other mutual funds(1)	4,057	4,057	—	—
Total assets at fair value on a recurring basis	$15,060	$15,060	$—	$—
(1)
We include other mutual funds in “Other investments and assets” in the Consolidated Balance Sheets.

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. Refer to Note 12 – Debt and Finance Obligations for the estimated fair value of debt obligations.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14. Income (Loss) Per Share

The components of basic and diluted income (loss) per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net income (loss) attributable to Viad	$23,220	$(92,655)	$(374,094)
Less: Allocation to participating securities	(3,600)	—	—
Convertible preferred stock dividends paid in cash	(7,801)	(3,900)	—
Convertible preferred stock dividends paid in kind	—	(3,821)	(3,006)
Adjustment to the redemption value of redeemable noncontrolling interest	(763)	(1,797)	(926)
Net income (loss) allocated to Viad common stockholders (basic)	$11,056	$(102,173)	$(378,026)
Add: Allocation to participating securities	30	—	—
Net income (loss) allocated to Viad common stockholders (diluted)	$11,086	$(102,173)	$(378,026)

Basic weighted-average outstanding common shares	20,589	20,411	20,279
Additional dilutive shares related to share-based compensation	223	—	—
Diluted weighted-average outstanding shares	20,812	20,411	20,279
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$0.54	$(5.01)	$(18.64)
Diluted income (loss) attributable to Viad common stockholders(1)	$0.53	$(5.01)	$(18.64)

(1)
Diluted loss per share amount cannot exceed basic loss per share.

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Convertible preferred stock	—	6,674	6,406
Unvested restricted share-based awards	23	176	115
Unvested performance share-based awards	8	32	—
Stock options	255	194	24

Note 15. Common and Preferred Stock

Preferred Stock

We authorized two million shares of Junior Participating Preferred Stock, none of which was outstanding on December 31, 2022 and five million shares of Preferred Stock of which 141,827 shares are outstanding.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Dividends paid-in-kind increase the redemption value of the preferred stock. The redemption value of the preferred stock was $141.8 million as of December 31, 2022 and 2021. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the year ended December 31, 2022, $7.8 million of dividends were declared, all of which were paid in cash. We intend to pay preferred stock dividends in cash for the foreseeable future.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program. Prior to the suspension, we had repurchased 53,784 shares on the open market for $2.8 million in 2020. As of December 31, 2022, 546,283 shares remain available for repurchase under all prior authorizations. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(16,686)	$(13,955)	$(30,641)
Other comprehensive income (loss) before reclassifications	524	30	554
Amounts reclassified from AOCI, net of tax	—	2,658	2,658
Net other comprehensive income (loss)	524	2,688	3,212
Balance at December 31, 2021	$(16,162)	$(11,267)	$(27,429)
Other comprehensive income (loss) before reclassifications	(26,821)	117	(26,704)
Amounts reclassified from AOCI, net of tax	—	6,948	6,948
Net other comprehensive income (loss)	(26,821)	7,065	(19,756)
Balance at December 31, 2022	$(42,983)	$(4,202)	$(47,185)

Amounts reclassified from AOCI that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

Note 17. Income Taxes

We record current income tax expense for the amounts that we expect to report and pay on our income tax returns and deferred income tax expense for the change in the deferred tax assets and liabilities. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) that significantly changed United States tax law. One part of this Tax Act required us to pay a deemed repatriation tax of $5.2 million on our cumulative foreign earnings and profit. After application of tax payments and credits, $1.0 million of the liability remains outstanding as of December 31, 2022 and 2021 and is due in 2024.

Income from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Foreign	$40,178	$(17,750)	$(95,919)
United States	(5,558)	(77,331)	(264,940)
Income (loss) from continuing operations before income taxes	$34,620	$(95,081)	$(360,859)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the income tax provision from continuing operations are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current:
United States:
Federal	$78	$49	$(128)
State	302	(581)	674
Foreign	7,773	(7,268)	(1,397)
Total current	8,153	(7,800)	(851)
Deferred:
United States:
Federal	45	—	17,171
State	—	—	2,896
Foreign	1,775	6,012	(4,970)
Total deferred	1,820	6,012	15,097
Income tax (benefit) expense	$9,973	$(1,788)	$14,246

We are subject to income tax in the jurisdictions in which we operate. A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
(in thousands)	2022		2021		2020
Computed income tax expense (benefit) at statutory federal income tax rate	$7,270	21.0%	$(19,967)	21.0%	$(75,780)	21.0%
State income tax expense (benefit), net of federal benefit	1,264	3.6%	(7,959)	8.4%	(4,138)	1.1%
Remeasurement of deferred taxes due to change in tax rates	(499)	(1.4)%	—	0.0%	—	0.0%
Foreign tax rate differential	733	2.1%	(672)	0.7%	(401)	0.1%
U.S. tax expense on current year foreign earnings, net of foreign tax credits	401	1.2%	—	0.0%	—	0.0%
Goodwill impairment	—	0.0%	—	0.0%	16,471	(4.6)%
Change in valuation allowance	(702)	(2.0)%	21,859	(23.0)%	77,369	(21.3)%
Restructuring	—	0.0%	4,676	(4.9)%	(3,002)	0.8%
Other adjustments, net	1,506	4.3%	275	(0.3)%	3,727	(1.0)%
Income tax (benefit) expense	$9,973	28.8%	$(1,788)	1.9%	$14,246	(3.9)%

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of deferred income tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Tax credit carryforwards	$7,461	$6,491
Pension, compensation, and other employee benefits	16,287	14,755
Accrued liabilities and reserves	4,000	3,979
Net operating loss carryforwards	52,422	53,546
Leases	2,897	2,557
Goodwill and other intangible assets	5,100	17,781
Deferral of United States interest deductions	13,048	6,770
Other deferred income tax assets	9,601	11,194
Total deferred tax assets	110,816	117,073
Valuation allowance	(101,639)	(103,510)
Foreign deferred tax assets included above	(2,166)	(5,037)
United States net deferred tax assets	7,011	8,526
Deferred tax liabilities:
Property and equipment	(21,090)	(24,100)
Goodwill and other intangible assets	(10,857)	(11,651)
Leases	(295)	(339)
Other deferred income tax liabilities	(4,023)	(4,254)
Total deferred tax liabilities	(36,265)	(40,344)
Foreign deferred tax liabilities included above	(29,170)	(31,778)
United States net deferred tax liabilities included above	(7,095)	(8,566)
United States net deferred tax liabilities	$(84)	$(40)

In 2022, due to the improved operations in GES Middle East and Europe, we are reporting a global intangible low-taxed income (“GILTI”) inclusion in the United States for the first time since 2020 resulting in a $0.4 million increase in tax. Due to improved worldwide earnings in 2022, our $0.7 million reduction of the valuation allowance was the result of realizing net operating losses and other deferred tax assets in excess of the amount of net operating losses and other deferred tax assets added.

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

We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. In determining the recoverability of our deferred assets, we considered our cumulative loss incurred over the four-year period ended December 31, 2022 in each tax jurisdiction. Given the weight of objectively verifiable historical losses from our operations, we recorded a valuation allowance on all deferred tax assets in the United States, United Kingdom, Germany, Switzerland, and our FlyOver operations in Iceland and Toronto. We had gross deferred tax assets of $110.8 million as of December 31, 2022 and $117.1 million as of December 31, 2021.

The valuation allowance was $101.6 million as of December 31, 2022 and $103.5 million at December 31, 2021. The decrease was primarily due to utilization of net operating losses and deferred tax assets to offset current year income including the book gain on the disposition of the ON Service assets, which were offset by an increase to deferred assets for additional foreign tax credits and net operating losses in certain foreign jurisdictions.

As of December 31, 2022, we had foreign tax credit carryforwards of $6.8 million, including $3.8 million against United States income tax, of which $1.9 million will begin to expire in 2023 with the remaining $1.9 million beginning to expire in 2027. Foreign tax credits creditable against United Kingdom taxes was $3.0 million, which can be carried forward indefinitely. As of December 31, 2022, we had $0.7 million of United States research and development credit carryforwards will begin to expire in 2038. We recorded a valuation allowance on all tax credit carryforwards.

We had gross federal, state, and foreign net operating loss carryforwards of $373.3 million as of December 31, 2022 and $366.8 million as of December 31, 2021. The net operating loss carryforwards for 2022 that relate to the United States federal, United Kingdom,

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Germany, and Poland may be carried forward indefinitely. Certain state net operating loss carryforwards of $164.6 million expire from 2023 through 2041, although many states now have unlimited carryforwards. We recorded a valuation allowance on all net operating losses, except losses generated in Canada (excluding FlyOver Canada Toronto), the Netherlands, and Sky Lagoon in Iceland. During 2022, we carried back $9.7 million of the $13.8 million 2021 Canadian net operating losses to receive a $3.5 million refund of prior year taxes and realized a $0.3 million tax benefit. The remaining $4.1 million of Canadian net operating losses may be carried forward to offset taxable income in the next 20 years, of which we recorded a valuation allowance of $1.6 million for FlyOver Canada Toronto. The gross net operating losses of Iceland of $15.9 million will expire between five and ten years. Net operating losses related to our prior operations in Switzerland and Hong Kong was $6.9 million. It is more likely than not these net operating losses will not be realized as we have closed our operations in these jurisdictions. Therefore, a full valuation allowance is recorded. However, realization of these net operating losses is possible until the legal liquidation is complete.

We have not recorded deferred taxes for withholding taxes on current unremitted earnings of our subsidiaries in the United Kingdom, the Netherlands, and certain subsidiaries in Canada as there are no withholding taxes applied on the distributions of those current earnings in operations outside of the United States.

We exercise judgment in determining the income tax provision for positions taken on prior returns when the ultimate tax determination is uncertain. We classify liabilities associated with uncertain tax positions as “Other deferred items and liabilities” in the Consolidated Balance Sheets unless expected to be paid or released within one year. We had liabilities associated with uncertain tax positions of $0.9 million as of December 31, 2022 and $0.5 million as of December 31, 2021. As of December 31, 2022, these amounts do not include any accrual of interest nor penalties as none would be owed on these amounts. We elected that all uncertain tax positions, including interest and penalties, are classified as a component of income tax expense.

A reconciliation of the liabilities associated with uncertain tax positions (excluding interest and penalties) is as follows:

(in thousands)
Balance at December 31, 2019	$225
Additions for tax positions taken in prior years	25
Balance at December 31, 2020	250
Additions for tax positions taken in prior years	285
Balance at December 31, 2021	535
Reductions for lapse of applicable statutes	(23)
Additions for tax positions taken in prior years	378
Balance at December 31, 2022	$890

Our 2019 through 2021 United States federal tax years and various state tax years from 2018 through 2021 remain subject to income tax examinations by tax authorities. The tax years 2018 through 2021 remain subject to examination by various foreign taxing jurisdictions.

We received net cash refunds from income taxes of $0.8 million during 2022, $7.1 million during 2021, and $14.9 million during 2020. Most of the $3.8 million gross cash refunds in 2022 were from the result of the carryback of net operating losses in Canada and in certain United States’ states. These cash refunds were generally offset by $2.4 million of cash payments made in other operations in Canada, $0.3 million of minimum state income taxes and $0.3 million net payments of other foreign income and withholding taxes.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The components of net periodic benefit cost and other amounts of our pension plans recognized in other comprehensive income (loss) consist of the following:

	December 31,
(in thousands)	2022	2021	2020
Net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	478	419	653
Expected return on plan assets	93	(47)	(145)
Recognized net actuarial loss	444	623	526
Net periodic benefit cost	1,015	995	1,034
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	(3,409)	(883)	1,587
Prior service credit	(518)	—	—
Reversal of amortization item:
Net actuarial loss	(444)	(623)	(526)
Total recognized in other comprehensive income	(4,371)	(1,506)	1,061
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(3,356)	$(511)	$2,095

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of net periodic benefit cost and other amounts of our postretirement benefit plans recognized in other comprehensive income (loss) consist of the following:

	December 31,
(in thousands)	2022	2021	2020
Net periodic benefit cost:
Service cost	$34	$70	$51
Interest cost	179	181	296
Amortization of prior service cost (credit)	89	(6)	(146)
Recognized net actuarial (gain) loss	(152)	115	18
Net periodic benefit cost	150	360	219
Settlement income	—	(65)	—
Total expenses, net	150	295	219
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	(2,540)	(642)	688
Prior service credit	509	—	—
Reversal of amortization items:
Net actuarial gain (loss)	152	(115)	(18)
Prior service (cost) credit	(89)	6	146
Settlement income	—	65	—
Total recognized in other comprehensive income	(1,968)	(686)	816
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(1,818)	$(391)	$1,035

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$15,191	$16,331	$9,170	$9,776	$10,134	$12,219
Service cost	—	—	—	—	34	70
Interest cost	321	266	157	153	179	180
Plan amendments	(518)	—	—	—	509	—
Actuarial adjustments	(2,621)	(385)	(2,815)	(109)	(2,540)	(641)
Benefits paid	(919)	(1,021)	(546)	(650)	(593)	(1,694)
Benefit obligation at end of year	11,454	15,191	5,966	9,170	7,723	10,134
Change in plan assets:
Fair value of plan assets at beginning of year	11,647	11,878	—	—	—	—
Actual return on plan assets	(2,120)	436	—	—	—	—
Company contributions	502	354	546	650	593	1,694
Benefits paid	(919)	(1,021)	(546)	(650)	(593)	(1,694)
Fair value of plan assets at end of year	9,110	11,647	—	—	—	—
Funded status at end of year	$(2,344)	$(3,544)	$(5,966)	$(9,170)	$(7,723)	$(10,134)

The net amounts recognized in the Consolidated Balance Sheets under the captions “Pension and postretirement benefits” and “Other Current Liabilities” as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2022	2021	2022	2021	2022	2021
Non-current assets	$(205)	$—	$—	$—	$—	$—
Other current liabilities	—	—	570	701	687	755
Non-current liabilities	2,549	3,544	5,396	8,469	7,036	9,379
Net amount recognized	$2,344	$3,544	$5,966	$9,170	$7,723	$10,134

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts recognized in AOCI as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Total	Total
(in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Net actuarial loss (gain)	$6,926	$8,025	$261	$3,129	$(1,088)	$1,299	$6,099	$12,453
Prior service (credit) cost	(518)	—	—	—	613	195	95	195
Subtotal	6,408	8,025	261	3,129	(475)	1,494	6,194	12,648
Less tax effect	—	—	—	—	—	—	—	—
Total	$6,408	$8,025	$261	$3,129	$(475)	$1,494	$6,194	$12,648

The fair value of the domestic plans’ assets by asset class are as follows:

		Fair Value Measurements at December 31, 2022
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,452	$5,452	$—	$—
Equity securities	3,473	3,473	—	—
Cash	185	185	—	—
Other	—	—	—	—
Total	$9,110	$9,110	$—	$—

		Fair Value Measurements at December 31, 2021
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,935	$5,935	$—	$—
Equity securities	5,297	5,297	—	—
Cash	230	230	—	—
Other	185	—	185	—
Total	$11,647	$11,462	$185	$—

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans
2023	$992	$585	$705
2024	$968	$571	$719
2025	$1,022	$554	$710
2026	$1,009	$538	$696
2027	$938	$519	$672
2028-2032	$4,352	$2,287	$2,857

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

	December 31,
(in thousands)	2022	2021	2020
Net periodic benefit cost:
Service cost	$280	$457	$444
Interest cost	361	339	365
Expected return on plan assets	(393)	(508)	(530)
Recognized net actuarial loss	105	171	162
Settlement	593	—	—
Net periodic benefit cost	946	459	441
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (income) loss	(724)	(375)	368
Reversal of amortization of net actuarial loss	(105)	(171)	(162)
Total recognized in other comprehensive income	(829)	(546)	206
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$117	$(87)	$647

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
(in thousands)	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$10,790	$10,916	$2,470	$2,449
Service cost	280	457	—	—
Interest cost	283	270	78	69
Actuarial adjustments	(1,682)	(475)	(268)	208
Benefits paid	(392)	(462)	(176)	(185)
Settlements	(2,616)	—	—	—
Translation adjustment	(578)	84	(147)	(71)
Benefit obligation at end of year	6,085	10,790	1,957	2,470
Change in plan assets:
Fair value of plan assets at beginning of year	11,171	10,798	—	—
Actual return on plan assets	(1,597)	623	—	—
Company contributions	222	133	176	185
Benefits paid	(392)	(462)	(176)	(185)
Settlements	(2,616)	—	—	—
Translation adjustment	(588)	79	—	—
Fair value of plan assets at end of year	6,200	11,171	—	—
Funded status at end of year	$115	$381	$(1,957)	$(2,470)

The net amounts recognized in the Consolidated Balance Sheets under the captions “Pension and postretirement benefits” and “Other Current Liabilities” as of December 31 were as follows:

	Funded Plans		Unfunded Plans
(in thousands)	2022	2021	2022	2021
Non-current assets	$(115)	$(384)	$—	$—
Other current liabilities	—	—	169	181
Non-current liabilities	—	—	1,788	2,300
Net amount recognized	$(115)	$(384)	$1,957	$2,481

Net actuarial losses for the foreign funded plans recognized in AOCI were $1.5 million ($1.2 million after-tax) as of December 31, 2022 and $2.0 million ($1.4 million after-tax) as of December 31, 2021. Net actuarial losses for the foreign unfunded plans recognized in AOCI were $0.6 million ($0.5 million after-tax) as of December 31, 2022 and $1.0 million ($0.8 million after-tax) as of December 31, 2021.

The fair value information related to the foreign pension plans’ assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$3,965	$3,965	$—	$—
Equity securities	2,036	2,036	—	—
Cash	199	199	—	—
Total	$6,200	$6,200	$—	$—

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$6,534	$6,534	$—	$—
Equity securities	4,439	4,439	—	—
Other	198	198	—	—
Total	$11,171	$11,171	$—	$—

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans
2023	$368	$172
2024	$380	$171
2025	$378	$171
2026	$375	$170
2027	$374	$169
2028-2032	$1,968	$828

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

The accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans
(in thousands)	2022	2021	2022	2021
Projected benefit obligation	$11,454	$15,191	$5,966	$9,170
Accumulated benefit obligation	$11,454	$15,191	$5,966	$9,170
Fair value of plan assets	$9,110	$11,647	$—	$—

	Foreign Plans
	Funded Plans		Unfunded Plans
(in thousands)	2022	2021	2022	2021
Projected benefit obligation	$6,085	$10,790	$1,957	$2,470
Accumulated benefit obligation	$5,727	$10,150	$1,957	$2,470
Fair value of plan assets	$6,200	$11,171	$—	$—
Contributions

In aggregate for both the domestic and foreign plans, we anticipate contributing $0.6 million to the funded pension plans, $0.8 million to the unfunded pension plans, and $0.7 million to the postretirement benefit plans in 2023.

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2022	2021	2022	2021	2022	2021	2022	2021
Discount rate	5.13%	2.76%	5.13%	2.74%	5.17%	2.85%	4.68%	2.80%
Rate of compensation increase	N/A	N/A	N/A	3.00%	N/A	N/A	2.16%	2.35%

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2022	2021	2022	2021	2022	2021	2022	2021
Discount rate	2.73%	2.32%	2.73%	2.35%	2.85%	2.47%	4.71%	2.34%
Expected return on plan assets	3.75%	4.75%	N/A	N/A	N/A	N/A	4.47%	3.76%
Rate of compensation increase	N/A	N/A	N/A	3.00%	N/A	N/A	2.16%	2.35%

Multi-employer Plans

We contribute to various defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees. The financial risks of participating in these multi-employer pension plans generally include the fact that the unfunded obligations of the plan may be borne by solvent participating employers. In addition, if we were to discontinue participating in some of our multi-employer pension plans, we could be required to pay a withdrawal liability amount based on the underfunded status of the plan. Currently, we do not anticipate triggering any withdrawal from any multi-employer pension plan to which we currently contribute. We also contribute to defined contribution plans pursuant to collective bargaining agreements, which are generally not subject to the funding risks inherent in defined benefit pension plans. The overall level of contributions to our multi-employer plans may significantly vary from year to year based on the demand for union-represented labor to support our operations. We do not have any minimum contribution requirements for future periods pursuant to our collective bargaining agreements for individually significant multi-employer plans.

Our participation in multi-employer pension plans for 2022 is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2022 and 2021 relates to the plan’s year end as of December 31, 2021 and 2020, respectively, and is based on information received from the plan. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

		Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Viad Contributions			Surcharge Paid	Expiration Date of Collective Bargaining Agreement(s)
(in thousands)	EIN	No.	2022	2021		2022	2021	2020
Pension Fund:
Western Conference of Teamsters Pension Plan	91-6145047	1	Green	Green	No	$4,466	$2,571	$2,898	No	Continuous
Chicago Regional Council of Carpenters Pension Fund	36-6130207	1	Green	Green	Yes	2,255	658	608	No	5/31/2024
Southern California Local 831—Employer Pension Fund(1)	95-6376874	1	Green	Green	No	1,181	302	943	No	Continuous
IBEW Local Union No 357 Pension Plan A	88-6023284	1	Green	Green	No	912	628	843	No	Continuous
Machinery Movers Riggers & Mach Erect Local 136 Supplemental Retirement Plan(1)	36-1416355	11	Green	Yellow	Yes	900	176	337	Yes	6/30/2024
Southwest Carpenters Pension Trust	95-6042875	1	Green	Green	No	573	352	195	No	7/31/2023
New England Teamsters & Trucking Industry Pension	04-6372430	1	Red	Red	Yes	477	109	42	No	3/31/2027
Electrical Contractors Assoc. Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Plan #2	51-6030753	2	Green	Green	No	384	306	509	No	Continuous
All other funds(2)						3,134	1,024	1,151
Total contributions to defined benefit plans						14,282	6,126	7,526
Total contributions to other plans						3,236	931	1,066
Total contributions to multi-employer plans						$17,518	$7,057	$8,592

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)
We contributed more than 5% of total plan contributions for the plan year detailed in the plans’ most recent Form 5500s.
(2)
Represents participation in 32 pension funds during 2022.

Other Employee Benefits

We match United States employee contributions to the 401(k) Plan with shares of our common stock held in treasury up to 100% of the first 3% of a participant’s salary plus 50% of the next 2%. The expense associated with our match was $3.5 million for 2022, $2.2 million for 2021, and $1.7 million for 2020. In April 2020, we suspended our 401(k) Plan employer match contributions, which were later reinstated in October 2020.

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

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2019	$2,935	$1,339	$239	$4,513
Restructuring charges	6,563	5,784	1,093	13,440
Cash payments	(7,051)	(2,573)	(1,201)	(10,825)
Non-cash items(1)	—	(1,789)	—	(1,789)
Adjustment to liability	(7)	5	(107)	(109)
Balance at December 31, 2020	2,440	2,766	24	5,230
Restructuring charges	1,829	4,107	130	6,066
Cash payments	(2,302)	(3,506)	(91)	(5,899)
Non-cash items(1)	—	(1,906)	—	(1,906)
Adjustment to liability	9	(28)	(37)	(56)
Balance at December 31, 2021	1,976	1,433	26	3,435
Restructuring charges	624	2,351	84	3,059
Cash payments	(988)	(863)	(83)	(1,934)
Non-cash items(1)	—	(1,167)	—	(1,167)
Adjustment to liability	(3)	64	(15)	46
Balance at December 31, 2022	$1,609	$1,818	$12	$3,439
(1)
Represents non-cash adjustments related to a write-down of certain ROU assets and leasehold improvements as a result of vacating certain facilities prior to the lease term during the year ended December 31, 2022, a write down of certain ROU assets as a result of vacating certain facilities prior to the lease term during the year ended December 31, 2021, and the closure and liquidation of GES’ United Kingdom-based audio-visual services business during the year ended December 31, 2020.

As of December 31, 2022, $1.5 million of the liabilities related to severance and employee benefits and $1.5 million of liabilities related to facilities will remain unpaid by the end of 2023. The liabilities related to facilities primarily include dilapidations and non-lease

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expenses that will be paid over the remaining lease terms. Refer to Note 23 – Segment Information, for information regarding restructuring charges by segment.

Note 20. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		December 31,
(in thousands)	Classification on the Consolidated Balance Sheet	2022	2021
Assets:
Operating lease assets	Operating lease ROU assets	$102,777	$95,915
Finance lease assets	Property and equipment, net	57,534	61,022
Total lease assets		$160,311	$156,937

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$13,463	$12,451
Finance lease obligations	Current portion of debt and finance obligations	2,978	2,928
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	101,297	93,406
Finance lease obligations	Long-term debt and finance obligations	61,751	60,473
Total lease liabilities		$179,489	$169,258

The components of lease expense consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021
Finance lease cost:
Amortization of ROU assets	$4,264	$4,280
Interest on lease liabilities	5,817	5,580
Operating lease cost	24,850	23,129
Short-term lease cost	2,545	1,444
Variable lease cost	5,566	4,372
Total lease cost, net	$43,042	$38,805

Other information related to operating and finance leases are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,024	$23,320
Operating cash flows from finance leases	$6,089	$3,926
Financing cash flows from finance leases	$3,845	$3,223
ROU assets obtained in exchange for lease obligations:
Operating leases	$24,050	$38,838
Finance leases	$5,139	$43,241

	December 31,
	2022	2021
Weighted-average remaining lease term (years):
Operating leases	8.51	8.54
Finance leases	34.07	34.95
Weighted-average discount rate:
Operating leases	7.25%	6.86%
Finance leases	9.12%	9.06%

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2022, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2023	$23,267	$8,743	$32,010
2024	21,560	7,692	29,252
2025	20,055	6,869	26,924
2026	19,126	6,367	25,493
2027	15,886	6,205	22,091
Thereafter	60,268	180,055	240,323
Total future lease payments	160,162	215,931	376,093
Less: Amount representing interest	(45,402)	(151,202)	(196,604)
Present value of minimum lease payments	114,760	64,729	179,489
Current portion	13,463	2,978	16,441
Long-term portion	$101,297	$61,751	$163,048

As of December 31, 2022, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
2023	$1,815
2024	1,569
2025	1,354
2026	1,111
2027	455
Thereafter	579
Total minimum rents	$6,883

Lease Not Yet Commenced

As of December 31, 2022, we had executed a facility lease for which we did not have control of the underlying assets. Accordingly, we did not record the lease liability and ROU asset on our Consolidated Balance Sheets. This lease is for a new FlyOver attraction, FlyOver Canada Toronto. The lease commencement date was originally planned for 2023, however, it has been postponed due to permitting and other related delays. Upon commencement date, it will have a lease term of 20 years.

Note 21. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of December 31, 2022 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of December 31, 2022, we had recorded environmental remediation liabilities of $2.2 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2022, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of December 31, 2022 would be $88.2 million. These guarantees relate to our leased equipment and facilities through January 2040. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

A significant number of our employees are unionized and we are a party to approximately 100 collective bargaining agreements, with approximately one-third requiring renegotiation each year. If we are unable to reach an agreement with a union during the collective bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact our business and results of operations. We believe that relations with our employees are satisfactory and that collective bargaining agreements expiring in 2023 will be renegotiated in the ordinary course of business. Although our labor relations are currently stable, disruptions could occur, with the possibility of an adverse impact on the operating results of GES. Refer to Note 18 – Pension and Postretirement Benefits for additional information on specific union-related pension matters.

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $9.9 million as of December 31, 2022, which includes $5.9 million related to workers’ compensation liabilities, and $4.0 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $2.1 million as of December 31, 2022. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.5 million as of December 31, 2022. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $5.3 million for 2022, $2.8 million for 2021, and $5.0 million for 2020.

In addition, as of December 31, 2022, we have recorded insurance liabilities of $8.2 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.4 million is related to workers’ compensation liabilities and $1.8 million is related to general/auto liability claims, which is recorded in “Other deferred items and liabilities” in the Consolidated Balance Sheets with a corresponding receivable in “Other investments and assets.”

Note 22. Noncontrolling Interests – Redeemable and Non-redeemable

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership increased to 56.4% as of December 31, 2022. Through Esja and its wholly-owned subsidiary, we are operating the FlyOver Iceland attraction.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2020	$5,225
Net loss attributable to redeemable noncontrolling interest	(1,766)
Adjustment to the redemption value	1,797
Capital contributions	341
Foreign currency translation adjustment	(153)
Balance at December 31, 2021	5,444
Net loss attributable to redeemable noncontrolling interest	(748)
Adjustment to the redemption value	763
Foreign currency translation adjustment	(503)
Balance at December 31, 2022	$4,956

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2020	$13,953	$51,295	$12,896	$78,144
Net loss attributable to non-redeemable noncontrolling interest	1,360	1,399	(1,073)	1,686
Acquisitions	—	6,759	—	6,759
Distributions to non-controlling interests	—	(1,160)	—	(1,160)
Foreign currency translation adjustments	2	308	(183)	127
Balance at December 31, 2021	$15,315	$58,601	$11,640	$85,556
Net income (loss) attributable to non-redeemable noncontrolling interest	1,394	1,675	(746)	2,323
Distributions to non-controlling interests	—	(570)	—	(570)
Foreign currency translation adjustments	(19)	(4,004)	(976)	(4,999)
Balance at December 31, 2022	$16,690	$55,702	$9,918	$82,310
Equity ownership interest that we do not own	20%	40%	49%
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

We measure the profit and performance of our operations on the basis of segment operating income (loss) which excludes restructuring charges, impairment charges, gain (loss) from disposition of strategic assets, and certain other corporate expenses that are not allocated to the reportable segments. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenue:
Pursuit	$299,327	$187,048	$76,810
GES:
Spiro	277,641	116,587	102,027
GES Exhibitions	557,880	209,529	238,705
GES intersegment eliminations	(7,537)	(5,824)	(2,107)
Total GES	827,984	320,292	338,625
Total revenue	$1,127,311	$507,340	$415,435

Segment operating income (loss):
Pursuit	$24,031	$4,609	$(42,343)
GES:
Spiro	23,133	(9,556)	(41,217)
GES Exhibitions	21,780	(42,055)	(32,680)
Total GES	44,913	(51,611)	(73,897)
Segment operating income (loss)	68,944	(47,002)	(116,240)
Corporate eliminations (1)	67	70	65
Corporate activities	(13,418)	(11,689)	(8,687)
Gain on sale of ON Services	19,637	—	—
Interest expense, net	(34,891)	(28,324)	(17,887)
Other expense, net	(2,077)	(2,070)	(1,594)
Restructuring charges:
Pursuit	(55)	(85)	(132)
Spiro	(1,015)	(575)	(1,011)
GES Exhibitions	(1,960)	(5,361)	(11,336)
Corporate	(29)	(45)	(961)
Impairment charges:
Pursuit	—	—	(1,758)
Spiro	—	—	(43,403)
GES Exhibitions	(583)	—	(157,915)
Income (loss) from continuing operations before income taxes	$34,620	$(95,081)	$(360,859)
(1)
Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additional information of our reportable segments is as follows:

	December 31,
(in thousands)	2022	2021	2020
Depreciation:
Pursuit	$31,075	$27,360	$24,761
Spiro	3,599	4,769	6,975
GES Exhibitions	8,315	11,550	14,634
Corporate	43	34	97
	$43,032	$43,713	$46,467
Amortization:
Pursuit	$5,021	$5,108	$3,633
Spiro	242	509	1,306
GES Exhibitions	4,188	4,420	5,159
	$9,451	$10,037	$10,098
Capital expenditures:
Pursuit	$56,775	$54,325	$43,177
Spiro	2,923	578	1,570
GES Exhibitions	7,342	2,557	8,820
Corporate and other	130	476	—
	$67,170	$57,936	$53,567

We do not report total assets by segment because this is not a metric used to allocate resources or evaluate segment performance.

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

	December 31,
(in thousands)	2022	2021	2020
Revenue:
United States	$703,379	$312,265	$290,541
EMEA	207,339	96,603	56,656
Canada	216,593	98,472	68,238
Total revenue	$1,127,311	$507,340	$415,435
Long-lived assets:
United States	$190,917	$179,756	$173,790
EMEA	85,680	91,877	56,996
Canada	290,438	294,193	276,860
Total long-lived assets	$567,035	$565,826	$507,646

Note 24. Subsequent Events

Interest Rate Cap Agreement

On January 4, 2023, we entered into an interest rate cap agreement with an effective date of January 31, 2023. The interest rate cap manages our exposure to interest rate increases on $300 million in borrowings under our 2021 Credit Facility and provides us with the right to receive payment if the one-month SOFR exceeds 5.00%. Beginning on February 28, 2023, we will pay a fixed monthly deferred premium based on an annual rate of 0.3335% for the interest rate cap, which matures on January 31, 2025.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LIBOR Transition Amendment

On February 6, 2023, we entered into the LIBOR Transition Amendment to the 2021 Credit Facility to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”). In accordance with the LIBOR replacement provisions outlined in the 2021 Credit Facility, additional credit spread adjustments apply to SOFR ranging from 0.11448% (for a one-month duration) up to 0.71513% (for a 12-month duration). For additional information on the 2021 Credit Facility, refer to Note 12 – Debt and Finance Obligations.

Forest Park Construction Loan Amendment

During January 2023, we completed our final borrowing under the Forest Park Hotel Construction Loan Facility and the facility was converted, by way of an amendment to the loan agreement, to a term loan with a fixed interest rate of 6.5% effective January 31, 2023. The term loan matures on February 1, 2028 and requires interest only payments through July 31, 2024. For additional information on the Forest Park Hotel Construction Loan Facility, refer to Note 12 – Debt and Finance Obligations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Viad Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and mezzanine equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed a qualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Litigation, Claims, Contingencies, and Other—Self Insurance Reserves —Refer to Notes 1 and 21 to the financial statements

Critical Audit Matter Description

The Company is self-insured up to certain limits for workers’ compensation, automobile, product and general liability claims. Reserves for losses for claims incurred, including actuarially derived estimated claims incurred but not reported, are made by the Company based on historical experience, claims frequency, insurance coverage, and other factors. The Company purchases insurance for amounts in excess of self-insured levels. The aggregate amount of these insurance liabilities related to continuing operations was $18.1 million as of December 31, 2022.

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

Goodwill — FlyOver and Glacier Park Collection – Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used a discounted expected future cash flow methodology to estimate the fair value of its reporting units, which requires management to make significant estimates and assumptions related to the discount rate and forecasts of future revenues and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins. Changes in these estimates and assumptions could have a significant impact on either the fair value, the amount of goodwill impairment charge, or both.

Given the significant judgments made by management to estimate the fair value of the FlyOver and Glacier Park Collection reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rates and forecasts of future revenue and EBITDA margins required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the discount rates and forecasts of future revenue and EBITDA margins (“forecasts”) used by management to estimate the fair value of the FlyOver and Glacier Park Collection reporting units included the following procedures:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting units, such as the control related to management’s selection of the discount rates and forecasts.
•
We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results of the Company, (2) internal communications to management, and (3) forecasted information included in industry reports of the Company.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Tempe, Arizona

February 28, 2023

We have served as the Company’s auditor since at least 1929; however, an earlier year could not be reliably determined.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022.

Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to a material weakness in internal control over financial reporting as described below. Notwithstanding the material weakness described below, based on the additional analysis and other post-closing procedures performed, the Company believes the audited Consolidated Financial Statements and other financial information included in this Annual Report on Form 10-K, are fairly presented, in all material respects, in conformity with accounting principles generally accepted in the United States of America.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting using the criteria described in the “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2022. Based on our assessment, we concluded that, as of December 31, 2022, our internal control over financial reporting is not effective based on those criteria due to a material weakness in internal control over financial reporting as described below.

A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to our audit of the effectiveness of our internal control over financial reporting, which appears on the following page of this 2022 Form 10-K.

Identification of Material Weakness in Controls over Financial Reporting

During our year-end close and review procedures for the year ended December 31, 2022, a material weakness was identified over the remeasurement of monetary liabilities in nonfunctional currencies as a result of the error identified in accounting for a finance lease at the Company’s Sky Lagoon attraction in Iceland, which impacted costs of services, long-term debt and finance obligations, and net income attributable to Viad after accounting for taxes and noncontrolling interests. This error was corrected in the Form 10-Q/A for the quarter ended September 30, 2022, which was filed on February 28, 2023.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Viad Corp

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

The Company did not appropriately design and implement a control to identify and account for monetary liabilities denominated in a foreign currency and the resulting transaction gains and losses from a change in exchange rates between the functional currency and the currency in which the monetary liabilities is denominated.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022 of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Tempe, Arizona

February 28, 2023

Item 9B. Other Information

Not applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, director nomination procedures, and the Audit Committee of our Board of Directors is included in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 24, 2023 (the “Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Corporate Governance,” and “Stock Ownership Information,” and are incorporated herein by reference. Information regarding our executive officers is located in Part I, “Other – Information about our Executive Officers” of this 2022 Form 10-K.

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

Item 14. Principal AccountANT Fees and Services

Information regarding principal accountant fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement under the caption “Ratification of the Selection of Deloitte & Touche LLP as Our Independent Registered Public Accounting Firm for 2023” and is incorporated herein by reference.

PART IV

Item 15. Exhibits AND Financial Statement Schedules

(a)
Financial Statements and Schedules

See Index to Financial Statements and Financial Statement Schedule at Item 8 of this 2022 Form 10-K.

(b)
Exhibit Index

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

3.A		Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004 (SEC File No. 001-11015; SEC Film No. 04961107).	10-Q	6/30/2004	3.A	8/9/2004

3.B		Bylaws of Viad Corp, as amended through December 5, 2013.	8-K		3	12/9/2013

3.C		Certificate of Designations of 5.5% Series A Convertible Preferred Stock.	8-K		3.1	8/5/2020

4.A		Registration Rights Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		4.1	8/5/2020

4.B	*	Description of Viad Corp’s Securities.

10.A1	+	Form of Incentive Stock Option Agreement, effective as of August 26, 2020, pursuant to the 2017 Viad Corp Omnibus Incentive Award Plan.	10-Q	9/30/2020	10.7	11/6/2020

10.B1	+	2017 Viad Corp Omnibus Incentive Plan, amended and restated effective May 24, 2022.	8-K		10.1	5/26/2022

10.B2	+	Form of Restricted Stock Units Agreement, effective as of May 18, 2017, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	8-K		10.4	5/23/2017

10.B3	+	Form of Management Incentive Plan (MIP) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B4	2/28/2018

10.B4	+	Form of Management Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B5	2/28/2018

10.B5	+	Form of Restricted Stock Units Agreement, by and between Viad Corp and each of Steven W. Moster and Ellen M. Ingersoll, dated February 16, 2021.	8-K		10.1	2/17/2021

10.B6	+	Form of Restricted Stock Unit Agreement by and between Viad Corp and David Barry, dated March 29, 2022.	10-Q	3/31/2022	10.2	5/6/2022

10.B7	+	Form of Restricted Stock Units Agreement - Non-Employee Directors (Crestview), effective as of February 24, 2022, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	10-Q	3/31/2022	10.3	5/6/2022

10.B8	+	Form of Restricted Stock Units Agreement - Non-Employee Directors (Others), effective as of February 24, 2022, pursuant to the 2017 Corp Omnibus Incentive Plan.	10-Q	3/31/2022	10.4	5/6/2022

10.B9	+ *	Form of Stock Option Agreement, effective as of August 26, 2020, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.B10	+ *	Form of Restricted Stock Units Agreement, effective as of May 26, 2022, pursuant to the Amended and Restated 2017 Corp Omnibus Incentive Plan.

10.B11	+ *	Form of Restricted Stock Units Agreement, effective as of February 23, 2021, pursuant to the 2017 Corp Omnibus Incentive Plan.

10.C1	+	Forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005.	8-K		10.B	8/29/2007

10.C2	+	Form of Viad Corp Executive Severance Plan (Tier I-2013) effective as February 27, 2013.	8-K		10.B	3/5/2013

10.C3	+	Amendment No. 1 to Viad Corp Executive Severance Plan (Tier I), effective as of February 26, 2014.	8-K		10	3/4/2014

10.C4	+	Severance Agreement (No Change in Control) between Viad Corp and Steven W. Moster, effective as of December 3, 2014.	8-K		10.B	12/5/2014

10.C5	+	Severance Agreement (No Change in Control) between Viad Corp and David W. Barry, effective as of April 22, 2015.	10-K	12/31/2015	10.H4	3/11/2016

10.D1	+	Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A.	8-K		10.A	8/29/2007

10.E1	+	Viad Corp Defined Contribution Supplemental Executive Retirement Plan, effective as of January 1, 2013.	8-K		10.E	3/5/2013

10.F1	+	Executive Officer Pay Continuation Policy adopted February 7, 2007.	8-K		10.A	2/13/2007

10.G1	+	Viad Corp Directors’ Matching Gift Program, effective as of February 18, 1999.	10-K	12/31/2018	10.H1	2/27/2019

10.H1	+	Form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987.	10-K	12/31/2008	10.1	2/27/2009

10.I1	+	Summary of Compensation Program of Non-Employee Directors of Viad Corp, effective as of February 25, 2020.	10-K	12/31/2020	10.J1	3/2/2021

10.J1		Investment Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		10.1	8/5/2020

10.J2		Stockholders Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		10.2	8/5/2020

10.J3	+	Form of Indemnification Agreement.	8-K		10.4	8/5/2020

10.J4		Form of Crestview Designee Indemnification Agreement.	8-K		10.5	8/5/2020

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.K1		$500,000,000 Credit Agreement among Viad Corp, Bank of America, N.A., and other lenders party thereto, dated as of July 30, 2021.	8-K		10.1	8/2/2021

10-K2		First Amendment, among the Company, the other loan parties party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends the Credit Agreement, dated as of July 30, 2021, among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto from time to time.	8-K		10.1	3/24/2022

21	*	List of Viad Corp Subsidiaries.

23	*	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-8 of its report contained in this Annual Report.

24	*	Power of Attorney signed by Viad Corp Directors.

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	Inline XBRL Instance Document.

101.SCH	****	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	****	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

* Filed herewith.

** Furnished herewith.

*** The Inline XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.

**** Submitted electronically herewith

+ Management contract or compensation plan or arrangement.

Item 16. Form 10-K summary

None.

VIAD CORP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
(in thousands)	Balance at Beginning of Year	Charged to Expense(1)	Charged to Other Accounts	Write-Offs	Other(2)	Balance at End of Year
Allowances for doubtful accounts:
December 31, 2020	1,200	6,712	17	(2,628)	9	5,310
December 31, 2021	5,310	(2,700)	1	(680)	(123)	1,808
December 31, 2022	1,808	1,580	—	(1,064)	(150)	2,174
Deferred tax valuation allowance:
December 31, 2020	4,276	77,369	—	—	150	81,795
December 31, 2021	81,795	21,859	—	—	(144)	103,510
December 31, 2022	103,510	(702)	—	—	(1,169)	101,639

(1)
Includes bad debt recoveries.
(2)
“Other” primarily includes foreign exchange translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2023.

VIAD CORP

By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	February 28, 2023	By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer, Director

Principal Financial Officer

Date:	February 28, 2023	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Chief Financial Officer

Principal Accounting Officer

Date:	February 28, 2023	By:	/s/ Leslie S. Striedel
Leslie S. Striedel
Chief Accounting Officer

Directors

Beverly K. Carmichael*
Brian P. Cassidy*
Denise M. Coll*
Richard H. Dozer*
Virginia L. Henkels*
Patrick T. LaValley*
Edward E. Mace*
Joshua E. Schechter*

Date:	February 28, 2023	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Attorney-in-Fact

* Pursuant to power of attorney filed as Exhibit 24 to this 2022 Form 10-K