Form 10-Q
period 2023-03-31
VIAD CORP
filed 2023-05-05
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 2, 2023, there were 20,833,353 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$50,818	$59,719
Accounts receivable, net of allowances for doubtful accounts of $2,878 and $2,174, respectively	133,708	122,373
Inventories	11,703	10,785
Current contract costs	21,413	14,331
Prepaid insurance	10,699	13,370
Other current assets	21,036	18,977
Total current assets	249,377	239,555
Property and equipment, net	551,660	549,578
Other investments and assets	18,261	17,457
Operating lease right-of-use assets	101,699	102,777
Deferred income taxes	2,666	565
Goodwill	121,870	121,429
Other intangible assets, net	58,746	58,985
Total Assets	$1,104,279	$1,090,346
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$93,623	$73,020
Contract liabilities	61,169	43,950
Accrued compensation	20,365	25,839
Operating lease obligations	14,723	13,463
Other current liabilities	45,185	41,653
Current portion of debt and finance obligations	10,751	13,192
Total current liabilities	245,816	211,117
Long-term debt and finance obligations	456,914	456,752
Pension and postretirement benefits	16,505	16,769
Long-term operating lease obligations	98,981	101,297
Other deferred items and liabilities	70,268	70,024
Total liabilities	888,484	855,959
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding	132,591	132,591
Redeemable noncontrolling interest	4,975	4,956
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	568,661	570,271
Accumulated deficit	(357,120)	(334,301)
Accumulated other comprehensive loss	(46,800)	(47,185)
Common stock in treasury, at cost, 4,119,377 and 4,216,044 shares, respectively	(206,391)	(211,657)
Total Viad stockholders’ equity	(4,248)	14,530
Non-redeemable noncontrolling interest	82,477	82,310
Total stockholders’ equity	78,229	96,840
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,104,279	$1,090,346

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2023	2022
Revenue:
Services	$218,140	$151,137
Products	42,651	26,223
Total revenue	260,791	177,360
Costs and expenses:
Costs of services	226,203	171,954
Costs of products	40,100	28,181
Corporate activities	3,165	2,673
Interest expense, net	12,249	5,877
Other expense, net	531	638
Restructuring charges	453	654
Impairment charges	—	583
Total costs and expenses	282,701	210,560
Loss from continuing operations before income taxes	(21,910)	(33,200)
Income tax benefit	(578)	(2,582)
Loss from continuing operations	(21,332)	(30,618)
Income (loss) from discontinued operations	(58)	275
Net loss	(21,390)	(30,343)
Net loss attributable to non-redeemable noncontrolling interest	398	1,204
Net loss attributable to redeemable noncontrolling interest	123	138
Net loss attributable to Viad	$(20,869)	$(29,001)
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(1.10)	$(1.54)
Discontinued operations attributable to Viad common stockholders	0.00	0.01
Net loss attributable to Viad common stockholders	$(1.10)	$(1.53)
Weighted-average outstanding and potentially dilutive common shares	20,751	20,518
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(1.10)	$(1.54)
Discontinued operations attributable to Viad common stockholders	0.00	0.01
Net loss attributable to Viad common stockholders	$(1.10)	$(1.53)
Weighted-average outstanding common shares	20,751	20,518
Amounts attributable to Viad
Loss from continuing operations	$(20,811)	$(29,276)
Income (loss) from discontinued operations	(58)	275
Net loss	$(20,869)	$(29,001)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net loss	$(21,390)	$(30,343)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	1,195	3,412
Change in fair value of interest rate cap	(800)	—
Change in net actuarial loss, net of tax (1)	(45)	407
Change in prior service cost, net of tax (1)	35	—
Comprehensive loss	(21,005)	(26,524)
Non-redeemable noncontrolling interest:
Comprehensive loss attributable to non-redeemable noncontrolling interest	398	1,204
Unrealized foreign currency translation adjustments	565	737
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	123	138
Comprehensive loss attributable to Viad	$(19,919)	$(24,445)

(1) The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2022	$37,402	$570,271	$(334,301)	$(47,185)	$(211,657)	$14,530	$82,310	$96,840	$4,956	$132,591
Net loss	—	—	(20,869)	—	—	(20,869)	(398)	(21,267)	(123)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Change in fair value of interest rate cap	—	—	—	(800)	—	(800)	—	(800)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(204)	(204)	—	(204)	—	—
Employee benefit plans	—	(4,677)	—	—	5,468	791	—	791	—	—
Share-based compensation - equity awards	—	3,064	—	—	—	3,064	—	3,064	—	—
Unrealized foreign currency translation adjustment	—	—	—	1,195	—	1,195	565	1,760	142	—
Amortization of net actuarial loss, net of tax	—	—	—	(45)	—	(45)	—	(45)	—	—
Amortization of prior service cost, net of tax	—	—	—	35		35		35
Other, net	—	3	—	—	2	5	—	5	—	—
Balance, March 31, 2023	$37,402	$568,661	$(357,120)	$(46,800)	$(206,391)	$(4,248)	$82,477	$78,229	$4,975	$132,591

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

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(21,390)	$(30,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,475	13,279
Deferred income taxes	(2,304)	(3,104)
(Income) loss from discontinued operations	58	(275)
Restructuring charges	453	654
Impairment charges	—	583
Gains on dispositions of property and other assets	(58)	(74)
Share-based compensation expense	3,065	2,166
Other non-cash items, net	1,331	2,836
Change in operating assets and liabilities:
Receivables	(10,726)	(2,833)
Inventories	(868)	(919)
Current contract costs	(6,995)	(9,408)
Accounts payable	20,621	7,426
Restructuring liabilities	(513)	(534)
Accrued compensation	(6,485)	3,363
Contract liabilities	16,957	21,706
Income taxes payable	(5,735)	(476)
Other assets and liabilities, net	10,183	13,876
Net cash provided by operating activities	10,069	17,923
Cash flows from investing activities
Capital expenditures	(11,384)	(12,570)
Cash paid for acquisitions, net	(41)	—
Proceeds from dispositions of property and other assets	66	76
Net cash used in investing activities	(11,359)	(12,494)
Cash flows from financing activities
Proceeds from borrowings	1,819	1,013
Payments on debt and finance obligations	(5,749)	(4,849)
Dividends paid on preferred stock	(1,950)	(1,950)
Payments of debt issuance costs	(200)	(313)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(412)	(518)
Net cash used in financing activities	(6,492)	(6,617)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	404	(178)
Net change in cash, cash equivalents, and restricted cash	(7,378)	(1,366)
Cash, cash equivalents, and restricted cash, beginning of year	64,564	64,303
Cash, cash equivalents, and restricted cash, end of period	$57,186	$62,937

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Overview and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or United States Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023 (“2022 Form 10-K”).

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

		1/1/2023	The adoption of this new standard did not have a material impact on our consolidated financial statements.
ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations

Amendment requires that a buyer in a supplier finance program disclose key terms about the program in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations.

1/1/2023

We provided disclosure about supplier finance programs in Note 12 - Debt and Finance Obligations under the heading “Financing arrangements.” The required rollforward requirement is effective in the first quarter of 2024. The adoption of this new standard on January 1, 2023 did not otherwise have a material impact on our related disclosures.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things: impairment testing of recorded goodwill and intangible assets and long-lived assets; allowances for uncollectible accounts receivable; sales reserve allowances; provisions for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; sublease income associated with restructuring liabilities; pension and postretirement benefit costs and obligations; share-based compensation costs; the discount rates used to value lease obligations; the redemption value of redeemable noncontrolling interests; and the allocation of purchase price of acquired businesses. These estimates and assumptions may change as a result of the impact of global economic conditions, global inflationary pressures, and volatility in foreign exchange rates. Actual results could differ from these and other estimates.

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly-liquid investments with remaining maturities when purchased of three months or less. Cash and cash equivalents consist of cash and bank demand deposits. Restricted cash represents collateral required for surety bonds, bank guarantees, letters of credit, and corporate credit cards.

Cash, cash equivalents, and restricted cash balances presented in the Condensed Consolidated Statements of Cash Flows consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$50,818	$59,719
Restricted cash included in other current assets	6,368	4,845
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$57,186	$64,564

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

We consider noncontrolling interests with redemption features that are not solely within our control to be redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 56.4% equity ownership interest in Esja Attractions ehf. (“Esja”), which owns the FlyOver Iceland attraction. The Esja shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered mezzanine equity and we report it between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Condensed Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to accumulated deficit and is included in our income (loss) per share. Refer to Note 23 – Noncontrolling Interests – Redeemable and Non-redeemable for additional information.

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

Contract Liabilities

Pursuit and GES typically receive customer deposits prior to transferring the related product or service to the customer. We record these deposits as a contract liability, which are recognized as revenue upon satisfaction of the related contract performance obligation(s). GES also provides customer rebates and volume discounts to certain event organizers that we recognize as a reduction of revenue. We include customer deposits in “Contract liabilities” and “Other deferred items and liabilities” in the Condensed Consolidated Balance Sheets.

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2022	$44,757
Cash additions	46,143
Revenue recognized	(27,321)
Foreign exchange translation adjustment	(1,653)
Balance at March 31, 2023	$61,926

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

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2022	$16,568
Additions	16,848
Expenses	(9,805)
Foreign exchange translation adjustment	112
Balance at March 31, 2023	$23,723

As of March 31, 2023, capitalized contract costs consisted of $23.7 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three months ended March 31, 2023 or 2022.

Disaggregation of Revenue

The following tables disaggregate Pursuit and GES revenue by major service and product lines, timing of revenue recognition, and markets served:

Pursuit

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Services:
Ticket revenue	$14,261	$9,202
Rooms revenue	7,590	6,903
Transportation	1,945	1,179
Other	1,367	1,370
Total services revenue	25,163	18,654
Products:
Food and beverage	5,875	4,093
Retail operations	1,625	1,037
Total products revenue	7,500	5,130
Total revenue	$32,663	$23,784

Timing of revenue recognition:
Services transferred over time	$25,163	$18,654
Products transferred at a point in time	7,500	5,130
Total revenue	$32,663	$23,784

Markets:
Banff Jasper Collection	$17,614	$14,330
Alaska Collection	453	497
Glacier Park Collection	1,455	1,009
FlyOver	5,855	4,139
Sky Lagoon	7,286	3,809
Total revenue	$32,663	$23,784

GES

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Service lines:
Spiro	$60,362	$42,816
GES Exhibitions	169,497	111,831
Intersegment eliminations	(1,731)	(1,071)
Total revenue	$228,128	$153,576

Timing of revenue recognition:
Services transferred over time	$192,977	$132,483
Products transferred over time(1)	12,941	7,938
Products transferred at a point in time	22,210	13,155
Total revenue	$228,128	$153,576

Geographical markets:
North America	$180,839	$129,027
EMEA	49,537	25,813
Intersegment eliminations	(2,248)	(1,264)
Total revenue	$228,128	$153,576

(1)
GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan, as amended (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we reserved 1,750,000 shares of common stock for issuance under the 2017 Plan. On May 24, 2022, we amended and restated the 2017 Plan, which among other things, increased the number of shares reserved for issuance under the 2017 Plan by 840,000 shares, bringing the total number of reserved shares to 2,590,000. As of March 31, 2023, there were 881,064 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation expense:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Performance-based restricted stock units	$822	$14
Restricted stock awards and restricted stock units	1,643	1,562
Stock options	600	590
Share-based compensation expense before income tax	3,065	2,166
Income tax benefit(1)	(22)	(17)
Share-based compensation expense, net of income tax	$3,043	$2,149
(1)
The 2023 and 2022 income tax benefit amount primarily reflects the tax benefit associated with our Canadian-based employees.

Note 4. Acquisition and Disposition

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

The following table summarizes the final allocation of the aggregate purchase price and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During the three months ended March 31, 2023, we made a purchase accounting measurement period adjustment of approximately $41,000 to working capital based on refinements to assumptions used in the preliminary valuation.

(in thousands)
Purchase price paid as:
Cash	$26,507
Working capital adjustment	(920)
Purchase price adjustment	125
Cash acquired	(177)
Purchase price, net of cash acquired	25,535

Fair value of net assets acquired:
Inventory	370
Prepaid expenses and other	57
Property and equipment	6,487
Intangible assets	3,400
Total assets acquired	10,314
Customer deposits	1,575
Other current liabilities	32
Total liabilities assumed	1,607
Total fair value of net assets acquired	8,707
Excess purchase price over fair value of net assets acquired (“goodwill”)	$16,828

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

The results of operations of the Glacier Raft Company have been included in the consolidated financial statements from the date of acquisition.

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

The components of inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Raw materials	$1,297	$1,403
Finished goods	10,406	9,382
Inventories	$11,703	$10,785

Note 6. Other Current Assets

Other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Restricted cash	$6,368	$4,845
Prepaid software maintenance	4,264	4,650
Prepaid project deposit	3,625	3,615
Prepaid vendor payments	2,411	2,084
Income tax receivable	403	322
Prepaid taxes	309	142
Prepaid other	1,920	1,836
Other	1,736	1,483
Other current assets	$21,036	$18,977

Note 7. Property and Equipment, Net

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Land and land interests	$30,922	$30,902
Buildings and leasehold improvements	419,877	409,852
Equipment and other	415,536	413,485
Gross property and equipment	866,335	854,239
Accumulated depreciation	(372,590)	(362,195)
Property and equipment, net (excluding finance leases)	493,745	492,044
Finance lease ROU assets, net	57,915	57,534
Property and equipment, net	$551,660	$549,578

Depreciation expense was $10.3 million for the three months ended March 31, 2023 and $11.0 million for the three months ended March 31, 2022.

Property and equipment purchased through accounts payable and accrued liabilities decreased $0.3 million during the three months ended March 31, 2023 and decreased $2.1 million during the three months ended March 31, 2022. Capitalized interest was $0.3 million for the three months ended March 31, 2023 and $1.9 million for three months ended March 31, 2022, which was primarily related to the development of Pursuit’s FlyOver attractions.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Self-insured liability receivable	$8,211	$8,211
Other mutual funds	3,900	3,490
Contract costs	2,310	2,237
Other	3,840	3,519
Other investments and assets	$18,261	$17,457

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2022	$121,429
Foreign currency translation adjustments	400
Other(1)	41
Balance at March 31, 2023	$121,870

(1)
Represents a purchase accounting measurement period adjustment related to the Glacier Raft Company acquisition.

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

Other intangible assets consisted of the following:

		March 31, 2023			December 31, 2022
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	7.5	$34,588	$(28,118)	$6,470	$37,194	$(30,109)	$7,085
Operating contracts and licenses	34.0	39,854	(3,738)	36,116	38,993	(3,504)	35,489
In-place lease	33.5	14,457	(1,513)	12,944	14,420	(1,404)	13,016
Tradenames	3.8	5,559	(3,508)	2,051	5,546	(3,324)	2,222
Other	4.9	772	(174)	598	770	(163)	607
Total amortized intangible assets		95,230	(37,051)	58,179	96,923	(38,504)	58,419
Indefinite-lived intangible assets:
Business licenses		567	—	567	566	—	566
Other intangible assets, net		$95,797	$(37,051)	$58,746	$97,489	$(38,504)	$58,985

Intangible asset amortization expense (excluding amortization expense of ROU assets) was $1.1 million for the three months ended March 31, 2023 and $1.2 million for the three months ended March 31, 2022.

At March 31, 2023, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2023	$3,495
2024	3,641
2025	2,343
2026	2,309
2027	1,912
Thereafter	44,479
Total	$58,179

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Continuing operations:
Commissions payable	$9,853	$5,059
Accrued sales and use taxes	7,251	4,082
Accrued employee benefit costs	5,472	4,920
Self-insured liability	5,009	4,909
Accommodation service deposits	4,612	2,208
Accrued concession fees	3,197	4,297
Foreign income taxes payable	2,101	8,354
Current portion of pension and postretirement liabilities	1,258	1,426
Accrued professional fees	1,180	898
Other	4,814	4,958
Total continuing operations	44,747	41,111
Discontinued operations:
Self-insured liability	354	458
Environmental remediation liabilities	46	46
Other	38	38
Total discontinued operations	438	542
Total other current liabilities	$45,185	$41,653

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Continuing operations:
Foreign deferred tax liability	$27,537	$27,564
Multi-employer pension plan withdrawal liability	13,700	13,815
Self-insured excess liability	8,211	8,211
Self-insured liability	5,261	5,028
Accrued compensation	4,992	4,977
Accrued restructuring	3,051	3,245
Other	3,331	3,071
Total continuing operations	66,083	65,911
Discontinued operations:
Environmental remediation liabilities	2,162	2,177
Self-insured liability	1,718	1,631
Other	305	305
Total discontinued operations	4,185	4,113
Total other deferred items and liabilities	$70,268	$70,024

Note 12. Debt and Finance Obligations

The components of debt and finance obligations consisted of the following:

	March 31,	December 31,
(in thousands, except interest rates)	2023	2022
2021 Credit Facility - Term Loan B, 9.9% interest rate at March 31, 2023 and 9.4% at December 31, 2022, due through 2028(1)	$394,000	$395,000
Forest Park Hotel Construction Loan, 6.5% interest rate at March 31, 2023 and 8.8% at December 31, 2022, due through 2028(1)	12,400	11,491
FlyOver Iceland Credit Facility, 7.7% interest rate at March 31, 2023 and 6.9% at December 31, 2022, due through 2027(1)	4,742	4,965
FlyOver Iceland Term Loans, 11.8% weighted-average interest rate at March 31, 2023 and 10.1% at December 31, 2022, due through 2024(1)	564	594
Less unamortized debt issuance costs	(10,757)	(11,848)
Total debt	400,949	400,202
Finance lease obligations, 9.1% weighted-average interest rate at March 31, 2023 and December 31, 2022, due through 2067	64,538	64,729
Financing arrangements	2,178	5,013
Total debt and finance obligations (2)(3)	467,665	469,944
Current portion	(10,751)	(13,192)
Long-term debt and finance obligations	$456,914	$456,752
(1)
Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.
(2)
The estimated fair value of total debt and finance leases was $318.1 million as of March 31, 2023 and $301.8 million as of December 31, 2022. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 14 – Fair Value Measurements.
(3)
Cash paid for interest on debt was $11.4 million during the three months ended March 31, 2023 and $7.0 million during the three months ended March 31, 2022.

2021 Credit Facility

Effective July 30, 2021, we entered into a $500 million credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for a $400 million term loan (“Term Loan B”) and a $100 million revolving credit facility (“Revolving Credit Facility”). The proceeds of the Term Loan B, net of $14.8 million in related fees, were used to repay the $327 million outstanding balance under our then $450 million revolving credit facility and to provide for financial flexibility to fund future acquisitions and growth initiatives and for general corporate purposes.

LIBOR Transition Amendment

On February 6, 2023, we entered into the LIBOR Transition Amendment to the 2021 Credit Facility to replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”). In accordance with the LIBOR replacement provisions outlined in the 2021 Credit Facility, additional credit spread adjustments apply to SOFR ranging from 0.11448% (for a one-month duration) up to 0.71513% (for a 12-month duration).

Term Loan B

The Term Loan B has a maturity date of July 30, 2028 and is subject to quarterly amortization of principal of $1.0 million. Interest rates are based on SOFR (plus additional credit spread adjustments as detailed above under “LIBOR Transition Amendment”) plus a 5.00% credit spread, with a SOFR floor of 0.50%. The Term Loan B carries no financial covenants.

As discussed in Note 13 – Derivative, we entered into an interest rate cap agreement that manages our exposure to interest rate increases on $300 million in borrowings and provides us with the right to receive payment if the one-month SOFR exceeds 5.0% (“strike rate”).

Revolving Credit Facility

The Revolving Credit Facility has a maturity date of July 30, 2026. As of March 31, 2023, capacity remaining under the Revolving Credit Facility was $89.1 million, reflecting $100.0 million total facility size, less $10.9 million in outstanding letters of credit.

In addition to borrowing based on one, three, six, or twelve month SOFR tenors (plus additional credit spread adjustments as detailed above under “LIBOR Transition Amendment”), we also have the option to borrow based on the “Base Rate”, which for any day is a fluctuating rate equal to the highest of the Fed Funds Rate plus 0.50%, Bank of America’s publicly announced “prime rate”, and SOFR plus 1.00%. Credit spreads for SOFR and Base Rate borrowings are based on Viad’s total net leverage ratio and range from 2.50% to 3.50% for SOFR borrowings and from 1.50% to 3.50% for Base Rate borrowings. Additionally, a 1.00% floor applies to the Bate Rate.

The Revolving Credit Facility includes an undrawn fee ranging from 0.30% to 0.50% that is based on Viad’s total net leverage ratio.

The Revolving Credit Facility carries financial covenants. On March 23, 2022, we entered into the First Amendment to the 2021 Credit Facility and on March 28, 2023, we entered into the Second Amendment to the 2021 Credit Facility. The amendments modified the financial covenants to the following:

•
Maintain a total net leverage ratio of not greater than 4.50 to 1.00 at March 31, 2023 and 4.00 to 1.00 at June 30, 2023 and thereafter; and
•
Maintain an interest coverage ratio of not less than 2.0 to 1.00.

As of March 31, 2023, our total net leverage ratio was 2.83 to 1.00, the interest coverage ratio was 3.48 to 1.00, and we were in compliance with all covenants under the Revolving Credit Facility.

In addition to U.S. dollar borrowings, we may borrow funds on the Revolving Credit Facility in Canadian Dollars based on the Canadian Dollar Offered Rate, Pound Sterling based on the Sterling Overnight Index Average, and Euros based on the Euro Interbank Offered Rate, plus applicable credit spreads. No such borrowings had been made as of March 31, 2023.

Forest Park Hotel Construction Loan Facility

Effective May 17, 2022, Pursuit, through a 60% owned subsidiary, entered into a construction loan facility for borrowings up to $17.0 million Canadian dollars for the development and construction of the Forest Park Hotel in Jasper National Park. Construction of the hotel was completed in August 2022. During January 2023, we completed our final borrowing under the construction loan facility bringing the total amount borrowed to approximately $16.8 million Canadian dollars.

The construction loan facility required interest only payments at Canada Prime plus 2.35% through January 31, 2023, at which time it was converted to a 6.5% fixed rate term loan. The term loan matures on February 1, 2028 and requires interest only payments through July 31, 2024.

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

FlyOver Iceland entered into an addendum effective December 1, 2021 wherein the principal payments were deferred for twelve months beginning December 1, 2021, with the first payment due December 1, 2022. The addendum extended the maturity date to March 1, 2025, which was further extended to September 1, 2027 by way of an option as permitted in the addendum, and provided for a semi-annual waiver of certain covenants through June 30, 2022 with the first testing date as of December 31, 2022. Conditions to the addendum included securing additional capital of ISK 75.0 million (approximately $0.6 million) in January 2022, which was completed, in order to strengthen FlyOver Iceland’s liquidity position. There were no other changes to the terms of the FlyOver Iceland Credit Facility. Effective November 2, 2022, FlyOver Iceland received a financial covenant waiver for the 2022 through 2023 testing periods.

FlyOver Iceland Term Loans

During 2020, FlyOver Iceland entered into three term loans totaling ISK 90.0 million (approximately $0.7 million U.S. dollars) (the “FlyOver Iceland Term Loans”). The first term loan for ISK 10.0 million was entered into effective October 15, 2020 with a maturity date of April 1, 2023 and bears interest on a seven-day term deposit at the Central Bank of Iceland. The second term loan for ISK 30.0 million was entered into effective October 15, 2020 with a maturity date of October 1, 2024 and bears interest on a seven-day term deposit at the Central Bank of Iceland plus 3.07%. The third term loan for ISK 50.0 million was entered into effective December 29, 2020 with an original maturity date of February 1, 2023 and bears interest at one-month Reykjavik InterBank Offered Rate (“REIBOR”) plus 4.99%. Effective November 23, 2022, FlyOver Iceland entered into an amendment to the ISK 50.0 million term loan wherein the maturity date was extended to February 1, 2024. The Icelandic State Treasury guarantees supplemental loans provided by credit institutions to companies impacted by the COVID-19 pandemic. Accordingly, the Icelandic State Treasury guaranteed the repayment of up to 85% of the principal and interest on the ISK 10.0 million and ISK 30.0 million term loans and 70% of the principal amount on the ISK 50.0 million term loan. Loan proceeds were used to fund FlyOver Iceland operations.

Financing arrangements

We entered into insurance premium financing arrangements with two financial intermediaries in order to finance certain of our insurance premium payments. The financing arrangements are payable within the next 12 months and bear a weighted average interest rate of 4.9%. The aggregate amount of premiums financed was $9.5 million with a remaining principal balance of $2.2 million as of March 31, 2023.

Note 13. Derivative

Interest Rate Cap

On January 4, 2023, we entered into an interest rate cap agreement with an effective date of January 31, 2023. The interest rate cap manages our exposure to interest rate increases on $300 million in borrowings under the Term Loan B and provides us with the right to receive payment if the one-month SOFR exceeds 5.0% (“strike rate”). Beginning on February 28, 2023, we pay a fixed monthly deferred premium based on an annual rate of 0.3335% for the interest rate cap, which matures on January 31, 2025.

We designated the interest rate cap as a cash flow hedge designed to hedge the variability of the SOFR-based interest payments on the Term Loan B. Changes in the fair value of the interest rate cap are recorded in “accumulated other comprehensive income (loss)” (“AOCI”) in the Condensed Consolidated Balance Sheets. Amounts accumulated in AOCI are reclassified to “interest expense, net” in the Condensed Consolidated Statements of Operations when the hedged item affects earnings. We recognized $0.8 million of unrealized losses in AOCI during the three months ended March 31, 2023 and approximately $4,000 was reclassified to interest expense. We estimate that $1.1 million will be reclassified to earnings within the next 12 months.

The fair value of the interest rate cap is as follows:

		March 31,	December 31,
(in thousands)	Classification	2023	2022
Derivatives designated as hedging instruments
Interest rate cap - short-term	Other current liabilities	$356	$—
Interest rate cap - long-term	Other deferred items and liabilities	284	—
Total derivatives designated as hedging instruments		$640	$—

The fair value of the interest rate cap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate cap including the period to maturity. While there are no quoted prices in active markets, our calculation uses observable market-based inputs, including interest rate curves. The interest rate cap is classified as Level 2 within the fair value hierarchy. Refer to Note 14 – Fair Value Measurements for related fair value disclosures.

Note 14. Fair Value Measurements

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value.

The fair value of assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$3,900	$3,900	$—	$—
Total assets at fair value on a recurring basis	$3,900	$3,900	$—	$—
Liabilities:
Interest rate cap (2)	$640	$—	$640	$—
Total liabilities at fair value on a recurring basis	$640	$—	$640	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$3,490	$3,490	$—	$—
Total assets at fair value on a recurring basis	$3,490	$3,490	$—	$—

(1)
We include other mutual funds in “Other investments and assets” in the Condensed Consolidated Balance Sheets.
(2)
Refer to Note 13 - Derivatives.

The carrying values of cash and cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term nature of these instruments. Refer to Note 12 – Debt and Finance Obligations for the estimated fair value of debt obligations.

Note 15. Loss Per Share

The components of basic and diluted loss per share are as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2023	2022
Net loss attributable to Viad	$(20,869)	$(29,001)
Less: Allocation to participating securities	—	—
Convertible preferred stock dividends paid in cash	(1,950)	(1,950)
Adjustment to the redemption value of redeemable noncontrolling interest	—	(351)
Net loss allocated to Viad common stockholders (basic)	$(22,819)	$(31,302)
Add: Allocation to participating securities	—	—
Net loss allocated to Viad common stockholders (diluted)	$(22,819)	$(31,302)

Basic weighted-average outstanding common shares	20,751	20,518
Additional dilutive shares related to share-based compensation	—	—
Diluted weighted-average outstanding shares	20,751	20,518
Loss per share:
Basic loss attributable to Viad common stockholders	$(1.10)	$(1.53)
Diluted loss attributable to Viad common stockholders(1)	$(1.10)	$(1.53)

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

We excluded the following weighted-average potential common shares from the calculations of diluted net loss per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Convertible preferred stock	6,674	6,674
Unvested restricted share-based awards	225	207
Unvested performance share-based awards	101	37
Stock options	378	166

Note 16. Common and Preferred Stock

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

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Dividends paid-in-kind increase the redemption value of the preferred stock. The redemption value of the preferred stock was $141.8 million as of March 31, 2023 and December 31, 2022. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the three months ended March 31, 2023, $2.0 million of dividends were declared, all of which were paid in cash. We intend to pay preferred stock dividends in cash for the foreseeable future.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program. As of March 31, 2023, 546,283 shares remain available for repurchase under all prior authorizations.

Note 17. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Unrealized Loss on Interest Rate Cap	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(42,983)	$(4,202)	$—	$(47,185)
Other comprehensive income (loss) before reclassifications	1,195	—	(800)	395
Amounts reclassified from AOCI, net of tax	—	(10)	—	(10)
Net other comprehensive income (loss)	1,195	(10)	(800)	385
Balance at March 31, 2023	$(41,788)	$(4,212)	$(800)	$(46,800)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(16,162)	$(11,267)	$(27,429)
Other comprehensive income before reclassifications	3,412	—	3,412
Amounts reclassified from AOCI, net of tax	—	407	407
Net other comprehensive income	3,412	407	3,819
Balance at March 31, 2022	$(12,750)	$(10,860)	$(23,610)

Amounts reclassified from AOCI that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 19 – Pension and Postretirement Benefits for additional information.

Note 18. Income Taxes

The effective tax rate was 2.6% for the three months ended March 31, 2023 and 7.8% for the three months ended March 31, 2022.

The income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. During the three months March 31, 2023, we released the valuation allowance of $2.1 million that was recorded on deferred tax assets associated with certain separate states, which more than offset taxes due in jurisdictions without a valuation allowance. The rates were lower than the 21% federal rate for both three months ended March 31, 2023 and 2022 as a result of excluding the tax benefit in jurisdictions with a valuation allowance.

We paid net cash for income taxes of $8.0 million during the three months ended March 31, 2023, of which $7.3 million was paid to Canadian taxing authorities. We paid net cash for income taxes of $1.4 million during the three months ended March 31, 2022.

Note 19. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended March 31, 2023 and 2022 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$6	$10	$44	$85
Interest cost	211	125	93	54	92	88
Expected return on plan assets	(40)	(2)	—	—	(86)	(125)
Amortization of prior service credit	(8)	—	29	22	—	—
Recognized net actuarial (gain) loss	71	134	(44)	23	33	35
Net periodic benefit cost	$234	$257	$84	$109	$83	$83
Settlement cost	—	115	—	—	—	533
Total expenses	$234	$372	$84	$109	$83	$616

We expect to contribute $0.6 million to our funded pension plans, $0.8 million to our unfunded pension plans, and $0.7 million to our postretirement benefit plans in 2023. During the three months ended March 31, 2023, we contributed $0.1 million to our funded pension plans, $0.2 million to our unfunded pension plans, and $0.1 million to our postretirement benefit plans.

Note 20. Restructuring Charges

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

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2022	$1,609	$1,818	$12	$3,439
Restructuring charges	135	311	7	453
Cash payments	(205)	(289)	(14)	(508)
Adjustment to liability	—	18	(5)	13
Balance at March 31, 2023	$1,539	$1,858	$—	$3,397

As of March 31, 2023, $1.5 million of the liabilities related to severance and employee benefits and $1.5 million of liabilities related to facilities will remain unpaid by the end of 2023. The liabilities related to facilities primarily include dilapidations and non-lease expenses that will be paid over the remaining lease terms. Refer to Note 24 – Segment Information for information regarding restructuring charges by segment.

Note 21. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		March 31,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2023	2022
Assets:
Operating lease assets	Operating lease ROU assets	$101,699	$102,777
Finance lease assets	Property and equipment, net	57,915	57,534
Total lease assets		$159,614	$160,311

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$14,723	$13,463
Finance lease obligations	Current portion of debt and finance obligations	3,052	2,978
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	98,981	101,297
Finance lease obligations	Long-term debt and finance obligations	61,486	61,751
Total lease liabilities		$178,242	$179,489

The components of lease expense consisted of the following:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Finance lease cost:
Amortization of ROU assets	$1,056	$1,051
Interest on lease liabilities	1,410	1,435
Operating lease cost	6,207	5,822
Short-term lease cost	435	364
Variable lease cost	1,228	1,014
Total lease cost, net	$10,336	$9,686

Other information related to operating and finance leases are as follows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,652	$5,798
Operating cash flows from finance leases	$1,517	$1,467
Financing cash flows from finance leases	$605	$724
ROU assets obtained in exchange for lease obligations:
Operating leases	$3,016	$9,331
Finance leases(1)	$(13)	$3,107

(1)
Includes terminations of equipment finance leases.

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	8.35	8.51
Finance leases	34.02	34.07
Weighted-average discount rate:
Operating leases	7.32%	7.25%
Finance leases	9.13%	9.12%

As of March 31, 2023, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2023	$16,543	$6,615	$23,158
2024	22,308	7,751	30,059
2025	20,190	6,927	27,117
2026	19,353	6,418	25,771
2027	15,836	6,255	22,091
Thereafter	64,052	180,776	244,828
Total future lease payments	158,282	214,742	373,024
Less: Amount representing interest	(44,578)	(150,204)	(194,782)
Present value of minimum lease payments	113,704	64,538	178,242
Current portion	(14,723)	(3,052)	(17,775)
Long-term portion	$98,981	$61,486	$160,467

As of March 31, 2023, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
Remainder of 2023	$1,326
2024	1,548
2025	1,342
2026	1,105
2027	465
Thereafter	593
Total minimum rents	$6,379

Lease Not Yet Commenced

As of March 31, 2023, we had executed a facility lease for which we did not have control of the underlying assets. Accordingly, we did not record the lease liability and ROU asset on our Condensed Consolidated Balance Sheets. This lease is for a new FlyOver attraction, FlyOver Canada Toronto. The lease commencement date was originally planned for 2023, however, it has been postponed due to permitting and other related delays. Upon commencement date, it will have a lease term of 20 years.

Note 22. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of March 31, 2023 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

On July 18, 2020, an off-road Ice Explorer operated by our Pursuit business was involved in an accident while enroute to the Athabasca Glacier, resulting in three fatalities and multiple other serious injuries. We immediately reported the accident to our relevant insurance carriers, who have supported our investigation and subsequent claims relating to the accident. In May 2023, we resolved charges from the Canadian office of Occupational Health and Safety in relation to this accident, resulting in fines and related payments in an aggregate amount of $0.5 million Canadian dollars (approximately $0.3 million U.S. dollars). We continue to manage our legal defense of various claims from the victims and their families. In addition, we believe that our reserves and, subject to customary deductibles, our insurance coverage is sufficient to cover potential claims related to this accident.

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of March 31, 2023, we had recorded environmental remediation liabilities of $2.2 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of March 31, 2023, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of March 31, 2023 would be $89.6 million. These guarantees relate to our leased equipment and facilities through January 2040. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

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

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $10.3 million as of March 31, 2023, which includes $6.2 million related to workers’ compensation liabilities, and $4.1 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $2.1 million as of March 31, 2023. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.5 million as of March 31, 2023. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.5 million for the three months ended March 31, 2023, and $1.6 million for the three months ended March 31, 2022.

In addition, as of March 31, 2023, we have recorded insurance liabilities of $8.2 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.4 million is related to workers’ compensation liabilities and $1.8 million is related to general/auto liability claims, which is recorded in “Other deferred items and liabilities” in the Condensed Consolidated Balance Sheets with a corresponding receivable in “Other investments and assets.”

Note 23. Noncontrolling Interests – Redeemable and Non-redeemable

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership increased to 56.4% as of March 31, 2023. Through Esja and its wholly-owned subsidiary, we are operating the FlyOver Iceland attraction.

The minority Esja shareholders have the right to sell (or “put”) their Esja shares to us based on a multiple of 5.0x EBITDA as calculated on the trailing 12 months from the most recently completed quarter before the put option exercise. The put option is only exercisable after August 2022 (the “Reference Date”), and in the event the FlyOver Iceland attraction has earned a minimum of €3.25 million in unadjusted EBITDA during the most recent fiscal year and during the trailing 12-month period prior to exercise (the “Put Option Condition”). The put option is exercisable during a period of 12 months following the Reference Date (the “Option Period”) if the Put Option Condition has been met. If the Put Option Condition has not been met during the first Option Period, the Reference Date will be extended for an additional 12 months up to three times. If the Put Option Condition is met during any of the Option Periods, yet the shares are not exercised prior to the end of the 12-month Option Period, the put option will expire. The Put Option Condition has not been met as of March 31, 2023. If the FlyOver Iceland attraction has not achieved the Put Option Condition by December 31, 2024, the put option expires.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2022	$4,956
Net loss attributable to redeemable noncontrolling interest	(123)
Foreign currency translation adjustment	142
Balance at March 31, 2023	$4,975

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2022	$16,690	$55,702	$9,918	$82,310
Net income (loss) attributable to non-redeemable noncontrolling interest	(596)	(649)	847	(398)
Foreign currency translation adjustments	—	143	422	565
Balance at March 31, 2023	$16,094	$55,196	$11,187	$82,477
Equity ownership interest that we do not own	20%	40%	49%

(1)
Includes Mountain Park Lodges and the Golden Skybridge at Brewster, part of the Banff Jasper Collection.

Note 24. Segment Information

An operating segment is defined as a component of an enterprise that engages in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer.

We measure the profit and performance of our operations on the basis of segment operating income (loss) which excludes restructuring charges, impairment charges, and certain other corporate expenses that are not allocated to the reportable segments. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations.

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Revenue:
Pursuit	$32,663	$23,784
GES:
Spiro	60,362	42,816
GES Exhibitions	169,497	111,831
GES intersegment eliminations	(1,731)	(1,071)
Total GES	228,128	153,576
Total revenue	$260,791	$177,360

Segment operating income (loss):
Pursuit	$(19,112)	$(21,198)
GES:
Spiro	3,174	(239)
GES Exhibitions	10,410	(1,355)
Total GES	13,584	(1,594)
Segment operating loss	(5,528)	(22,792)
Corporate eliminations (1)	16	17
Corporate activities	(3,165)	(2,673)
Interest expense, net	(12,249)	(5,877)
Other expense, net	(531)	(638)
Restructuring charges:
Pursuit	(7)	—
Spiro	(137)	(418)
GES Exhibitions	(309)	(236)
Impairment charges:
GES Exhibitions	—	(583)
Loss from continuing operations before income taxes	$(21,910)	$(33,200)

(1)
Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Additional information of our reportable segments is as follows:

	Three Months Ended March 31,
	March 31,
(in thousands)	2023	2022
Depreciation:
Pursuit	$8,134	$7,782
Spiro	500	929
GES Exhibitions	1,678	2,291
Corporate	20	4
	$10,332	$11,006
Amortization:
Pursuit	$1,161	$1,179
Spiro	63	52
GES Exhibitions	919	1,042
	$2,143	$2,273
Capital expenditures:
Pursuit	$7,727	$11,491
Spiro	647	144
GES Exhibitions	3,008	865
Corporate and other	2	70
	$11,384	$12,570

We do not report total assets by segment because this is not a metric used to allocate resources or evaluate segment performance by our CODM.

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

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, refer to Item 1A, “Risk Factors,” of our 2022 Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement except as required by applicable law or regulation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our 2022 Form 10-K and the condensed consolidated financial statements and related notes included in this Form 10-Q. The MD&A is intended to assist in understanding our financial condition and results of operations.

Overview

We are a leading global provider of extraordinary experiences, including hospitality and leisure activities, experiential marketing, and live events. We operate through three reportable segments: Pursuit, Spiro, and GES Exhibitions. Spiro and GES Exhibitions are both live event businesses, and are collectively referred to as “GES.”

Current Macroeconomic Factors

During the three months ended March 31, 2023, international tourism and live event activity continued to improve and demand for our products and services remained strong despite ongoing macroeconomic volatility. We operated with little to no COVID-19 related disruptions during the first quarter of 2023, and supply chain and labor challenges improved. Changes in macroeconomic facts and circumstances, particularly high inflation and the resulting rise in interest rates, have increased our interest expense. The additional impacts of these and other macroeconomic developments on our operations cannot be predicted with certainty, but could have adverse effects on our business, financial condition, and results of operations in future periods.

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

Results of Operations

Financial Highlights

	Three Months Ended
	March 31,
(in thousands, except per share data)	2023	2022	% Change
Total revenue	$260,791	$177,360	47.0%
Net loss attributable to Viad	$(20,869)	$(29,001)	28.0%
Segment operating loss(1)	$(5,528)	$(22,792)	75.7%
Diluted loss per common share from continuing operations attributable to Viad common stockholders	$(1.10)	$(1.54)	28.6%

(1)
Refer to Note 24 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating loss, to the most directly comparable GAAP measure.

Three months ended March 31, 2023 compared with the three months ended March 31, 2022

•
Total revenue increased $83.4 million during the three months ended March 31, 2023 as live event activity at GES continued to improve. Pursuit experienced stronger leisure travel as international visitation volume continued to recover during the three months ended March 31, 2023.
•
Net loss attributable to Viad improved $8.1 million during the three months ended March 31, 2023, primarily reflecting higher revenue, offset in part by higher interest expense during the 2023 period.
•
Segment operating loss improved $17.3 million during the three months ended March 31, 2023, primarily due to higher revenue at GES and Pursuit.

Analysis of Revenue and Operating Results by Reportable Segment

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022	% Change
Revenue(1):
Pursuit:
Attractions	$19,004	$12,501	52.0%
Hospitality	11,203	9,415	19.0%
Transportation	1,973	1,288	53.2%
Other	483	580	(16.7)%
Total Pursuit	$32,663	$23,784	37.3%

Segment operating loss(2):
Total Pursuit	$(19,112)	$(21,198)	9.8%

(1)
Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.
(2)
Refer to Note 24 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating loss, to the most directly comparable GAAP measure.

Three months ended March 31, 2023 compared with the three months ended March 31, 2022

Pursuit revenue increased $8.9 million driven by stronger leisure travel as international visitation volume continued to recover. Visitation at Pursuit’s Iceland attractions increased 74% at Sky Lagoon and 47% at FlyOver Iceland as compared to the prior year period, which reflects the lifting of travel restrictions that were in place during the first quarter of 2022.

Pursuit segment operating loss improved $2.1 million from the prior year period primarily due to the increase in revenue, offset in part by the increase in operating costs to support higher business volume during the three months ended March 31, 2023.

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

The following table provides Pursuit’s key performance indicators:

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	409,136	—	409,136	291,578	—	—	291,578	40.3%	40.3%
Ticket revenue (in thousands)	$14,261	$—	$14,261	$9,202	$—	$625	$8,577	55.0%	66.3%
Effective ticket price	$34.86	$—	$34.86	$31.56	$—	$—	$29.42	10.4%	18.5%
Attractions revenue (in thousands)	$19,004	$133	$18,871	$12,501	$—	$877	$11,624	52.0%	62.3%
Revenue per attraction visitor	$46.45	$—	$46.12	$42.87	$—	$—	$39.86	8.3%	15.7%
Hospitality Key Performance Indicators:
Room nights available	115,421	8,879	106,542	111,936	—	—	111,936	3.1%	(4.8)%
Rooms revenue (in thousands)	$7,590	$574	$7,016	$6,903	$—	$403	$6,500	10.0%	7.9%
RevPAR	$65.76	$64.61	$65.85	$61.66	$—	$—	$58.07	6.6%	13.4%
Occupancy	59.5%	53.5%	60.0%	53.6%	—	—	53.6%	11.0%	11.9%
ADR	$110.48	$120.82	$109.71	$115.02	$—	$—	$108.30	(3.9)%	1.3%
Hospitality revenue (in thousands)	$11,203	$580	$10,623	$9,415	$—	$510	$8,905	19.0%	19.3%

(1)
New experiences comprise the following attractions that were opened or acquired after January 1, 2022: the Glacier Raft Company (acquired April 2022) and Forest Park Alpine Hotel (opened August 2022).
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

Attractions. The increase in same-store visitors during 2023 was driven by higher international visitation to Iceland and at our year-round Canadian experiences during 2023 as international visitation volume continued to recover. The increase in same-store revenue per attraction visitor during the three months ended March 31, 2023 was due to increased visitation to attractions with higher effective ticket prices.

Hospitality. Room nights available increased primarily as a result of the addition of the Forest Park Hotel during 2022. The increase in RevPAR on a same-store basis was primarily driven by higher occupancy and to a lesser extent by higher ADR on a same-store basis driven by revenue management efforts.

GES

The following table presents a comparison of GES’ reported revenue and segment operating income (loss) for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022	% Change
Revenue:
GES:
Spiro	$60,362	$42,816	41.0%
GES Exhibitions	169,497	111,831	51.6%
Intersegment eliminations	(1,731)	(1,071)	(61.6)%
Total GES	$228,128	$153,576	48.5%
Segment operating income (loss)(1):
GES:
Spiro	$3,174	$(239)	**
GES Exhibitions	10,410	(1,355)	**
Total GES	$13,584	$(1,594)	**

** Change is greater than +/- 100%

(1)
Refer to Note 24 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Three months ended March 31, 2023 compared with the three months ended March 31, 2022

Spiro and GES Exhibitions revenue increased $17.5 million and $57.7 million, respectively, primarily driven by increased live event activity at both GES Exhibitions and Spiro and the return of large-scale events that were postponed during the first quarter of 2022 due to the COVID-19 pandemic. Major non-annual shows, which represent shows greater than $1.0 million, increased approximately $3.6 million at Spiro and approximately $4.6 million at GES Exhibitions during the three months ended March 31, 2023 as compared to the prior year period. Spiro continues to win new logos with seven new clients during the three months ended March 31, 2023 and increased spend from existing clients. GES Exhibitions same-show revenue from U.S. exhibitions grew 26.4% compared to the prior year period.

Spiro and GES Exhibitions segment operating income improved $3.4 million and $11.8 million, respectively, from operating losses in the prior year period primarily due to higher revenue, improved sales mix, and the continued focus on managing discretionary costs.

Other Expenses

	Three Months Ended
	March 31,
(in thousands)	2023	2022	% Change
Corporate activities	$3,165	$2,673	18.4%
Interest expense, net	$12,249	$5,877	**
Other expense, net	$531	$638	(16.8)%
Restructuring charges	$453	$654	(30.7)%
Impairment charges	$—	$583	(100.0)%
Income tax benefit	$(578)	$(2,582)	77.6%
Income (loss) from discontinued operations	$(58)	$275	**

** Change is greater than +/- 100%

Corporate Activities – The increase in corporate activities expense during the three months ended March 31, 2023 was primarily driven by higher insurance costs in the 2023 period due to a prior year refund and higher stock-based compensation expense.

Interest Expense, net – The increase in interest expense during the three months ended March 31, 2023 was primarily due to higher interest rates in 2023, and to a lesser extent lower capitalized interest recorded during the three months ended March 31, 2023 of $0.3 million as compared to $1.9 million during the three months ended March 31, 2022. On January 4, 2023, we entered into an interest rate cap agreement with an effective date of January 31, 2023 to manage our exposure to interest rate increases on $300 million in borrowings under the Term Loan B. On February 6, 2023, we entered into the LIBOR Transition Amendment to the 2021 Credit Facility to replace LIBOR with the SOFR. Refer to Note 12 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

Income Tax Benefit – The effective tax rate was 2.6% for the three months ended March 31, 2023 and 7.8% for three months ended March 31, 2022. During the quarter ended March 31, 2023, we released the valuation allowance of $2.1 million that was recorded on deferred tax assets associated with certain separate states, which more than offset taxes due in jurisdictions without a valuation allowance. The rates for both periods were lower than the 21% federal rate as a result of excluding the tax benefit in jurisdictions with a valuation allowance.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital outlays for at least the next 12 months and the longer term.

When assessing our current sources of liquidity, we include the following:

	March 31,	December 31,
(in thousands)	2023	2022
Unrestricted cash and cash equivalents(1)	$50,818	$59,719
Available capacity on Revolving Credit Facility(2)	89,073	86,670
Total available liquidity	$139,891	$146,389

(1)
As of March 31, 2023, we held approximately $37.0 million of our cash and cash equivalents outside of the United States, consisting of $11.8 million in Canada, $10.9 million in Iceland, $6.5 million in the United Arab Emirates, $5.3 million in the Netherlands, $2.3 million in Germany, and $0.2 million in other countries.
(2)
Includes our total Revolving Credit Facility of $100 million less outstanding letters of credit of $10.9 million as of March 31, 2023 and $13.3 million as of December 31, 2022.

Cash provided by operating activities, supplemented by our total cash and cash equivalents, is our primary source of liquidity for funding our strategic business requirements. During the three months ended March 31, 2023, net cash provided by operating activities was $10.1 million.

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

Debt Obligations

Effective July 30, 2021, we entered into the $500 million 2021 Credit Facility. The 2021 Credit Facility provides for a $400 million Term Loan B and a $100 million Revolving Credit Facility. The proceeds of the Term Loan B, net of $14.8 million in related fees, were used to repay the $327 million outstanding balance under our then $450 million revolving credit facility and to provide for financial flexibility to fund future acquisitions and growth initiatives and for general corporate purposes.

The Revolving Credit Facility carries financial covenants. On March 28, 2023, we entered into the Second Amendment to the 2021 Credit Facility, which modified the interest coverage financial covenant. As of March 31, 2023, we were in compliance with all covenants under the Revolving Credit Facility. Refer to Note 12 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

Capital Expenditures

As of March 31, 2023, we have planned capital expenditures of approximately $75 million to $85 million for the next 12 months, including approximately $45 million on select growth projects, such as the development of FlyOver Chicago. We intend to continue making selective investments to advance Pursuit’s Refresh, Build, Buy growth strategy while maintaining a solid liquidity position.

Other Obligations

We have additional obligations as part of our ordinary course of business, beyond those committed for debt obligations and capital expenditures. Refer to Note 21 – Leases and Other and Note 19 – Pension and Postretirement Benefits of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on changes to agreed-upon amounts for certain obligations.

Cash Flows

Operating Activities

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net loss	$(21,390)	$(30,343)
Depreciation and amortization	12,475	13,279
Deferred income taxes	(2,304)	(3,104)
(Income) loss from discontinued operations	58	(275)
Restructuring charges	453	654
Impairment charges	—	583
Gains on dispositions of property and other assets	(58)	(74)
Share-based compensation expense	3,065	2,166
Other non-cash items, net	1,331	2,836
Changes in operating assets and liabilities	16,439	32,201
Net cash provided by operating activities	$10,069	$17,923

Net cash provided by operating activities decreased $7.9 million primarily due to a less favorable change in working capital, offset in part by improved operating results at GES and Pursuit.

Investing Activities

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Capital expenditures	$(11,384)	$(12,570)
Cash paid for acquisitions, net	(41)	—
Proceeds from dispositions of property and other assets	66	76
Net cash used in investing activities	$(11,359)	$(12,494)
Net cash used in investing activities decreased $1.1 million primarily due to a decrease in capital expenditures in the 2023 period.

Financing Activities

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Proceeds from borrowings	$1,819	$1,013
Payments on debt and finance obligations	(5,749)	(4,849)
Dividends paid on preferred stock	(1,950)	(1,950)
Payments of debt issuance costs	(200)	(313)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(412)	(518)
Net cash used in financing activities	$(6,492)	$(6,617)

Net cash used in financing activities remained relatively flat during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Debt and Finance Obligations

Refer to Note 12 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion, all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. As of March 31, 2023, 546,283 shares remained available for repurchase under all prior authorizations. In March 2020, our Board of Directors suspended our share repurchase program. The Board of Directors’ authorization does not have an expiration date.

During both the 2023 and 2022 periods, we repurchased shares related to tax withholding requirements on vested restricted share-based awards.

Critical Accounting Estimates

Refer to Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K for a discussion of our critical accounting estimates.

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

“Segment operating income (loss)” is net income (loss) attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment charges, and certain other corporate expenses that are not allocated to the reportable segments, and the reduction for income (loss) attributable to noncontrolling interests. Segment operating income (loss) is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 24 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes.

We believe segment operating income (loss) is a useful operating metric as it eliminates potential variations arising from taxes, debt service costs, impairment charges, restructuring charges, the reduction of income (loss) attributable to non-controlling interests, and the effects of discontinued operations, resulting in an additional measure considered to be indicative of our ongoing operations and segment performance. Although we use segment operating income (loss) to assess the performance of our business, the use of this measure is limited because this measure does not consider material costs, expenses, and other items necessary to operate, or resulting from, our business. As segment operating income (loss) does not consider these items, net income (loss) attributable to Viad should be considered as an important measure of financial performance because it provides a more complete measure of our performance.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, United Arab Emirates, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of AOCI in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the

U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $41.8 million as of March 31, 2023 and $43.0 million as of December 31, 2022. We recorded unrealized foreign currency translation gains in other comprehensive income (loss) of $1.2 million during the three months ended March 31, 2023 and $3.4 million during the three months ended March 31, 2022.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of March 31, 2023, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $47.6 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Condensed Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, we did not have any outstanding foreign currency forward contracts.

On January 4, 2023, we entered into an interest rate cap agreement with an effective date of January 31, 2023 to hedge cash flows on $300 million of our Term Loan B. Refer to Note 13 – Derivative of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information. We are exposed to short-term and long-term interest rate risk on certain of our other debt obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023.

Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to a material weakness in internal control over financial reporting as described below. Notwithstanding the material weakness described below, based on the additional analysis and other post-closing procedures performed, the Company believes the Condensed Consolidated Financial Statements and other financial information included in this Quarterly Report on Form 10-Q, are fairly presented, in all material respects, in conformity with accounting principles generally accepted in the United States of America.

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

Remediation Plan

We have designed and implemented an internal control to address the above material weakness. The material weakness cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. These remediation efforts are still in process and have not yet been completed.

Changes in Internal Control over Financial Reporting

Other than the execution of the material weakness remediation activities described above, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2023.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 22 – Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved, which information is incorporated by reference herein.

Item 1A. Risk Factors

In addition to other information set forth in this report, careful consideration should be given to the factors discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Form 10-K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended March 31, 2023 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	—	546,283
February 1, 2023 - February 28, 2023	7,695	$25.62	—	546,283
March 1, 2023 - March 31, 2023	290	$23.32	—	546,283
Total	7,985	$25.53	—	546,283

Pursuant to previously announced authorizations, our Board of Directors authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended future dividend payments and our share repurchase program for the foreseeable future. The Board of Directors’ authorization does not have an expiration date. During the first quarter of 2023, certain previously owned shares of common stock were surrendered for tax withholding requirements on vested share-based awards.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.1		Second Amendment, dated as of March 28, 2023, among the Company, the other loan parties party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends the Credit Agreement, dated as of July 30, 2021 (as amended by the First Amendment, dated as of March 23, 2022), among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto from time to time.	8-K		10.1	3/31/2023

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	Inline XBRL Instance Document

101.SCH	****	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The Inline XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

May 5, 2023	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer and Duly Authorized Officer