Form 10-Q
period 2023-06-30
VIAD CORP
filed 2023-08-04
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2023, there were 20,879,009 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$53,179	$59,719
Accounts receivable, net of allowances for doubtful accounts of $3,097 and $2,174, respectively	146,157	122,373
Inventories	15,844	10,785
Current contract costs	18,313	14,331
Prepaid insurance	8,641	13,370
Other current assets	27,058	18,977
Total current assets	269,192	239,555
Property and equipment, net	567,117	549,578
Other investments and assets	19,321	17,457
Operating lease right-of-use assets	112,263	102,777
Deferred income taxes	2,718	565
Goodwill	123,899	121,429
Other intangible assets, net	58,257	58,985
Total Assets	$1,152,767	$1,090,346
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$106,059	$73,020
Contract liabilities	67,020	43,950
Accrued compensation	22,750	25,839
Operating lease obligations	15,087	13,463
Other current liabilities	37,788	41,653
Current portion of debt and finance obligations	8,382	13,192
Total current liabilities	257,086	211,117
Long-term debt and finance obligations	459,482	456,752
Pension and postretirement benefits	16,399	16,769
Long-term operating lease obligations	109,143	101,297
Other deferred items and liabilities	73,363	70,024
Total liabilities	915,473	855,959
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding	132,591	132,591
Redeemable noncontrolling interest	4,727	4,956
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	569,733	570,271
Accumulated deficit	(348,109)	(334,301)
Accumulated other comprehensive loss	(38,770)	(47,185)
Common stock in treasury, at cost, 4,068,448 and 4,216,044 shares, respectively	(203,769)	(211,657)
Total Viad stockholders’ equity	16,487	14,530
Non-redeemable noncontrolling interest	83,489	82,310
Total stockholders’ equity	99,976	96,840
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,152,767	$1,090,346

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue:
Services	$262,339	$254,132	$480,479	$405,269
Products	57,972	65,071	100,623	91,294
Total revenue	320,311	319,203	581,102	496,563
Costs and expenses:
Costs of services	232,412	223,177	458,615	395,131
Costs of products	54,439	59,318	94,539	87,499
Corporate activities	3,511	3,440	6,676	6,113
ON Services sale purchase price adjustment	204	—	204	—
Interest expense, net	12,356	7,761	24,605	13,638
Other expense, net	448	612	979	1,250
Restructuring charges	192	1,426	645	2,080
Impairment charges	—	—	—	583
Total costs and expenses	303,562	295,734	586,263	506,294
Income (loss) from continuing operations before income taxes	16,749	23,469	(5,161)	(9,731)
Income tax expense	5,028	3,359	4,450	777
Income (loss) from continuing operations	11,721	20,110	(9,611)	(10,508)
Income (loss) from discontinued operations	(143)	52	(201)	327
Net income (loss)	11,578	20,162	(9,812)	(10,181)
Net (income) loss attributable to non-redeemable noncontrolling interest	(903)	(451)	(505)	753
Net loss attributable to redeemable noncontrolling interest	286	128	409	266
Net income (loss) attributable to Viad	$10,961	$19,839	$(9,908)	$(9,162)
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.34	$0.64	$(0.65)	$(0.69)
Discontinued operations attributable to Viad common stockholders	(0.01)	—	(0.01)	0.02
Net income (loss) attributable to Viad common stockholders	$0.33	$0.64	$(0.66)	$(0.67)
Weighted-average outstanding and potentially dilutive common shares	20,975	20,731	20,796	20,544
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.34	$0.64	$(0.65)	$(0.69)
Discontinued operations attributable to Viad common stockholders	(0.01)	—	(0.01)	0.02
Net income (loss) attributable to Viad common stockholders	$0.33	$0.64	$(0.66)	$(0.67)
Weighted-average outstanding common shares	20,840	20,571	20,796	20,544
Amounts attributable to Viad
Income (loss) from continuing operations	$11,104	$19,787	$(9,707)	$(9,489)
Income (loss) from discontinued operations	(143)	52	(201)	327
Net income (loss)	$10,961	$19,839	$(9,908)	$(9,162)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$11,578	$20,162	$(9,812)	$(10,181)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	6,755	(11,543)	7,950	(8,131)
Change in fair value of interest rate cap	1,238	—	438	—
Change in net actuarial loss, net of tax (1)	33	59	(12)	466
Change in prior service cost, net of tax (1)	4	—	39	—
Comprehensive income (loss)	19,608	8,678	(1,397)	(17,846)
Non-redeemable noncontrolling interest:
Comprehensive income (loss) attributable to non-redeemable noncontrolling interest	(903)	(451)	(505)	753
Unrealized foreign currency translation adjustments	1,235	(2,014)	1,800	(1,277)
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	286	128	409	266
Comprehensive income (loss) attributable to Viad	$20,226	$6,341	$307	$(18,104)

(1) The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2022	$37,402	$570,271	$(334,301)	$(47,185)	$(211,657)	$14,530	$82,310	$96,840	$4,956	$132,591
Net loss	—	—	(20,869)	—	—	(20,869)	(398)	(21,267)	(123)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Change in fair value of interest rate cap	—	—	—	(800)	—	(800)	—	(800)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(204)	(204)	—	(204)	—	—
Employee benefit plans	—	(4,677)	—	—	5,468	791	—	791	—	—
Share-based compensation - equity awards	—	3,064	—	—	—	3,064	—	3,064	—	—
Unrealized foreign currency translation adjustment	—	—	—	1,195	—	1,195	565	1,760	142	—
Amortization of net actuarial loss, net of tax	—	—	—	(45)	—	(45)	—	(45)	—	—
Amortization of prior service cost, net of tax	—	—	—	35		35		35
Other, net	—	3	—	—	2	5	—	5	—	—
Balance, March 31, 2023	$37,402	$568,661	$(357,120)	$(46,800)	$(206,391)	$(4,248)	$82,477	$78,229	$4,975	$132,591
Net income (loss)	—	—	10,961	—	—	10,961	903	11,864	(286)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,126)	(1,126)	—	—
Change in fair value of interest rate cap	—	—	—	1,238	—	1,238	—	1,238	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(4)	(4)	—	(4)	—	—
Employee benefit plans	—	(1,773)	—	—	2,628	855	—	855	—	—
Share-based compensation - equity awards	—	2,830	—	—	—	2,830	—	2,830	—	—
Unrealized foreign currency translation adjustment	—	—	—	6,755	—	6,755	1,235	7,990	38	—
Amortization of net actuarial loss, net of tax	—	—	—	33	—	33	—	33	—	—
Amortization of prior service cost, net of tax	—	—	—	4	—	4	—	4	—	—
Other, net	—	15	—	—	(2)	13	—	13	—	—
Balance, June 30, 2023	$37,402	$569,733	$(348,109)	$(38,770)	$(203,769)	$16,487	$83,489	$99,976	$4,727	$132,591

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (Continued)

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2021	$37,402	$566,741	$(349,720)	$(27,429)	$(220,712)	$6,282	$85,556	$91,838	$5,444	$132,591
Net loss	—	—	(29,001)	—	—	(29,001)	(1,204)	(30,205)	(138)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(349)	(349)	—	(349)	—	—
Employee benefit plans	—	(1,286)	—	—	1,972	686	—	686	—	—
Share-based compensation - equity awards	—	2,385	—	—	—	2,385	—	2,385	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,412	—	3,412	737	4,149	49	—
Amortization of net actuarial loss, net of tax	—	—	—	407	—	407	—	407	—	—
Other, net	—	(41)	—	—	—	(41)	—	(41)	351	—
Balance, March 31, 2022	$37,402	$567,799	$(380,671)	$(23,610)	$(219,089)	$(18,169)	$85,089	$66,920	$5,706	$132,591
Net income (loss)	—	—	19,839	—	—	19,839	451	20,290	(128)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Distributions from noncontrolling interest	—	—	—	—	—	—	(570)	(570)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(5)	(5)	—	(5)	—	—
Employee benefit plans	—	(648)	—	—	1,481	833	—	833	—	—
Share-based compensation - equity awards	—	3,370	—	—	—	3,370	—	3,370	—	—
Unrealized foreign currency translation adjustment	—	—	—	(11,543)	—	(11,543)	(2,014)	(13,557)	(167)	—
Amortization of net actuarial loss, net of tax	—	—	—	59	—	59	—	59	—	—
Other, net	—	(25)	—	—	—	(25)	—	(25)	412	—
Balance, June 30, 2022	$37,402	$570,496	$(362,782)	$(35,094)	$(217,613)	$(7,591)	$82,956	$75,365	$5,823	$132,591
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(9,812)	$(10,181)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,279	26,486
Deferred income taxes	(961)	(962)
(Income) loss from discontinued operations	201	(327)
Restructuring charges	645	2,080
Impairment charges	—	583
Gains on dispositions of property and other assets	(73)	(154)
Share-based compensation expense	5,912	5,469
Other non-cash items, net	2,496	5,384
Change in operating assets and liabilities:
Receivables	(22,832)	(67,166)
Inventories	(4,883)	(6,461)
Current contract costs	(3,595)	(11,946)
Accounts payable	33,627	32,942
Restructuring liabilities	(798)	(1,894)
Accrued compensation	(4,518)	12,586
Contract liabilities	22,165	27,167
Income taxes payable	(6,322)	(193)
Other assets and liabilities, net	2,269	30,605
Net cash provided by operating activities	38,800	44,018
Cash flows from investing activities
Capital expenditures	(32,193)	(31,639)
Cash paid for acquisitions, net	(41)	(25,494)
Proceeds from dispositions of property and other assets	82	161
Net cash used in investing activities	(32,152)	(56,972)
Cash flows from financing activities
Proceeds from borrowings	21,806	54,668
Payments on debt and finance obligations	(27,157)	(38,728)
Dividends paid on preferred stock	(3,900)	(3,900)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(1,126)	(570)
Payments of debt issuance costs	(226)	(418)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(505)	(537)
Net cash (used in) provided by financing activities	(11,108)	10,515
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	956	(1,924)
Net change in cash, cash equivalents, and restricted cash	(3,504)	(4,363)
Cash, cash equivalents, and restricted cash, beginning of year	64,564	64,303
Cash, cash equivalents, and restricted cash, end of period	$61,060	$59,940

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

1/1/2023

We provide disclosure about supplier finance programs in Note 12 - Debt and Finance Obligations under the heading “Financing arrangements.” The required rollforward requirement is effective in the first quarter of 2024. The adoption of this new standard on January 1, 2023 did not otherwise have a material impact on our related disclosures.

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

Cash, cash equivalents, and restricted cash balances presented in the Condensed Consolidated Statements of Cash Flows consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$53,179	$59,719
Restricted cash included in other current assets	7,881	4,845
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$61,060	$64,564

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2022	$44,757
Cash additions	94,495
Revenue recognized	(65,082)
Foreign exchange translation adjustment	(6,376)
Balance at June 30, 2023	$67,794

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

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2022	$16,568
Additions	30,443
Expenses	(26,216)
Foreign exchange translation adjustment	312
Balance at June 30, 2023	$21,107

As of June 30, 2023, capitalized contract costs consisted of $0.1 million to obtain contracts and $21.0 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three and six months ended June 30, 2023 or 2022.

Disaggregation of Revenue

The following tables disaggregate Pursuit and GES revenue by major service and product lines, timing of revenue recognition, and markets served:

Pursuit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Services:
Ticket revenue	$36,543	$29,337	$50,804	$38,539
Rooms revenue	22,106	20,559	29,696	27,462
Transportation	3,689	3,755	5,634	4,934
Other	3,333	3,017	4,700	4,387
Total services revenue	65,671	56,668	90,834	75,322
Products:
Food and beverage	13,628	12,171	19,503	16,264
Retail operations	9,175	8,760	10,800	9,797
Total products revenue	22,803	20,931	30,303	26,061
Total revenue	$88,474	$77,599	$121,137	$101,383

Timing of revenue recognition:
Services transferred over time	$65,671	$56,668	$90,834	$75,322
Products transferred at a point in time	22,803	20,931	30,303	26,061
Total revenue	$88,474	$77,599	$121,137	$101,383

Markets:
Banff Jasper Collection	$46,905	$38,962	$64,519	$53,292
Alaska Collection	12,701	13,319	13,154	13,816
Glacier Park Collection	13,730	13,581	15,185	14,590
FlyOver	7,020	5,870	12,875	10,009
Sky Lagoon	8,118	5,867	15,404	9,676
Total revenue	$88,474	$77,599	$121,137	$101,383

GES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Service lines:
Spiro	$80,368	$89,425	$140,730	$132,241
GES Exhibitions	154,534	154,600	324,031	266,431
Intersegment eliminations	(3,065)	(2,421)	(4,796)	(3,492)
Total revenue	$231,837	$241,604	$459,965	$395,180

Timing of revenue recognition:
Services transferred over time	$196,668	$197,464	$389,645	$329,947
Products transferred over time(1)	16,038	16,025	28,979	23,963
Products transferred at a point in time	19,131	28,115	41,341	41,270
Total revenue	$231,837	$241,604	$459,965	$395,180

Geographical markets:
North America	$177,408	$189,670	$358,247	$318,697
EMEA	62,644	58,534	112,181	84,347
Intersegment eliminations	(8,215)	(6,600)	(10,463)	(7,864)
Total revenue	$231,837	$241,604	$459,965	$395,180

(1)
GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan, as amended (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we reserved 1,750,000 shares of common stock for issuance under the 2017 Plan. On May 24, 2022, we amended and restated the 2017 Plan, which among other things, increased the number of shares reserved for issuance under the 2017 Plan by 840,000 shares, bringing the total number of reserved shares to 2,590,000. As of June 30, 2023, there were 880,838 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Performance-based restricted stock units	$819	$705	$1,641	$719
Restricted stock awards and restricted stock units	1,681	1,787	3,324	3,349
Stock options	347	811	947	1,401
Share-based compensation expense before income tax	2,847	3,303	5,912	5,469
Income tax benefit(1)	(44)	(30)	(66)	(47)
Share-based compensation expense, net of income tax	$2,803	$3,273	$5,846	$5,422
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

The following table summarizes the final allocation of the aggregate purchase price and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During the first quarter of 2023, we made a purchase accounting measurement period adjustment of approximately $41,000 to working capital based on refinements to assumptions used in the preliminary valuation.

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

2022 Disposition

ON Services

On December 15, 2022, we completed the sale of substantially all of the assets of GES’ United States audio-visual production business, ON Services – AV Specialists, Inc. (“ON Services”), for approximately $30.0 million, subject to customary working capital adjustments. We recognized a gain on sale of $19.6 million. During the second quarter of 2023, we made a sale purchase price adjustment of approximately $0.2 million. ON Services had a net carrying value of $10.4 million, which included $4.9 million of net working capital and net non-current assets of $5.5 million. Working capital consisted primarily of accounts receivable of $8.2 million and other current assets of $0.7 million, offset in part by current liabilities of $4.0 million. Net non-current assets consisted primarily of property and equipment of $6.0 million, offset in part by other liabilities of $0.5 million. The staging business of ON Services was included in the Spiro reportable segment and the venue services business in the United States was included in the GES Exhibitions reportable segment.

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

The components of inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Raw materials	$1,153	$1,403
Finished goods	14,691	9,382
Inventories	$15,844	$10,785

Note 6. Other Current Assets

Other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Restricted cash	$7,881	$4,845
Prepaid software maintenance	5,848	4,650
Prepaid project deposit	3,699	3,615
Prepaid vendor payments	2,805	2,084
Income tax receivable	1,498	322
Prepaid taxes	1,036	142
Prepaid other	2,055	1,836
Other	2,236	1,483
Other current assets	$27,058	$18,977

Note 7. Property and Equipment, Net

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Land and land interests	$31,083	$30,902
Buildings and leasehold improvements	434,398	409,852
Equipment and other	429,987	413,485
Gross property and equipment	895,468	854,239
Accumulated depreciation	(386,083)	(362,195)
Property and equipment, net (excluding finance leases)	509,385	492,044
Finance lease ROU assets, net	57,732	57,534
Property and equipment, net	$567,117	$549,578

Depreciation expense was $10.5 million during the three months ended June 30, 2023 and $20.9 million during the six months ended June 30, 2023. Depreciation expense was $10.8 million during the three months ended June 30, 2022 and $21.8 million during the six months ended June 30, 2022.

Property and equipment purchased through accounts payable and accrued liabilities decreased $1.3 million during the six months ended June 30, 2023 and decreased $0.4 million during the six months ended June 30, 2022. Capitalized interest was $0.5 million during the three months ended June 30, 2023 and $0.7 million during the six months ended June 30, 2023. Capitalized interest was $0.7 million during the three months ended June 30, 2022 and $2.6 million during the six months ended June 30, 2022, which was primarily related to the development of Pursuit’s FlyOver attractions.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Self-insured liability receivable	$8,211	$8,211
Other mutual funds	4,049	3,490
Contract costs	2,794	2,237
Other	4,267	3,519
Other investments and assets	$19,321	$17,457

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2022	$121,429
Foreign currency translation adjustments	2,429
Other(1)	41
Balance at June 30, 2023	$123,899

(1)
Represents a purchase accounting measurement period adjustment related to the Glacier Raft Company acquisition. Refer to Note 4 – Acquisition and Disposition for additional information.

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

Other intangible assets consisted of the following:

		June 30, 2023			December 31, 2022
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	7.6	$34,701	$(28,798)	$5,903	$37,194	$(30,109)	$7,085
Operating contracts and licenses	33.8	40,285	(4,145)	36,140	38,993	(3,504)	35,489
In-place lease	33.3	14,755	(1,618)	13,137	14,420	(1,404)	13,016
Tradenames	3.6	5,667	(3,760)	1,907	5,546	(3,324)	2,222
Other	4.7	787	(186)	601	770	(163)	607
Total amortized intangible assets		96,195	(38,507)	57,688	96,923	(38,504)	58,419
Indefinite-lived intangible assets:
Business licenses		569	—	569	566	—	566
Other intangible assets, net		$96,764	$(38,507)	$58,257	$97,489	$(38,504)	$58,985

Intangible asset amortization expense (excluding amortization expense of ROU assets) was $1.2 million during the three months ended June 30, 2023 and $2.3 million during the six months ended June 30, 2023. Intangible asset amortization expense was $1.4 million during the three months ended June 30, 2022 and $2.6 million during the six months ended June 30, 2022.

At June 30, 2023, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2023	$2,276
2024	3,679
2025	2,378
2026	2,344
2027	1,938
Thereafter	45,073
Total	$57,688

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Continuing operations:
Accrued sales and use taxes and personal property taxes	$7,901	$4,082
Commissions payable	4,978	5,059
Accrued employee benefit costs	4,779	4,920
Self-insured liability	4,572	4,909
Accrued concession fees	3,609	4,297
Foreign income taxes payable	2,143	8,354
Accommodation service deposits	1,502	2,208
Current portion of pension and postretirement liabilities	1,258	1,426
Accrued professional fees	1,201	898
Other	5,633	4,958
Total continuing operations	37,576	41,111
Discontinued operations:
Self-insured liability	149	458
Environmental remediation liabilities	25	46
Other	38	38
Total discontinued operations	212	542
Total other current liabilities	$37,788	$41,653

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Continuing operations:
Foreign deferred tax liability	$29,526	$27,564
Multi-employer pension plan withdrawal liability	13,582	13,815
Self-insured excess liability	8,211	8,211
Self-insured liability	6,445	5,028
Accrued compensation	5,235	4,977
Accrued restructuring	2,985	3,245
Other	3,032	3,071
Total continuing operations	69,016	65,911
Discontinued operations:
Environmental remediation liabilities	2,165	2,177
Self-insured liability	1,877	1,631
Other	305	305
Total discontinued operations	4,347	4,113
Total other deferred items and liabilities	$73,363	$70,024

Note 12. Debt and Finance Obligations

The components of debt and finance obligations consisted of the following:

	June 30,	December 31,
(in thousands, except interest rates)	2023	2022
2021 Credit Facility - Term Loan B, 10.2% interest rate at June 30, 2023 and 9.4% at December 31, 2022, due through 2028(1)	$393,000	$395,000
Jasper Term Loan, 6.5% interest rate at June 30, 2023, due through 2028(1)	12,655	—
Jasper Revolving Credit Facility, 9.2% weighted-average interest rate at June 30, 2023, due through 2028(1)	3,020	—
Forest Park Hotel Construction Loan, 8.8% interest rate at December 31, 2022(1)	—	11,491
FlyOver Iceland Credit Facility, 8.4% interest rate at June 30, 2023 and 6.9% at December 31, 2022, due through 2027(1)	4,528	4,965
FlyOver Iceland Term Loans, 13.1% weighted-average interest rate at June 30, 2023 and 10.1% at December 31, 2022, due through 2024(1)	535	594
Less unamortized debt issuance costs	(10,012)	(11,848)
Total debt	403,726	400,202
Finance lease obligations, 9.1% weighted-average interest rate at June 30, 2023 and December 31, 2022, due through 2067	63,961	64,729
Financing arrangements	177	5,013
Total debt and finance obligations (2)(3)	467,864	469,944
Current portion	(8,382)	(13,192)
Long-term debt and finance obligations	$459,482	$456,752
(1)
Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.
(2)
The estimated fair value of total debt and finance leases was $320.8 million as of June 30, 2023 and $301.8 million as of December 31, 2022. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 14 – Fair Value Measurements for additional information.
(3)
Cash paid for interest on debt was $23.4 million during the six months ended June 30, 2023 and $14.6 million during the six months ended June 30, 2022.

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

As discussed in Note 13 – Derivative, we entered into an interest rate cap agreement that manages our exposure to interest rate increases on $300 million of borrowings under the Term Loan B and provides us with the right to receive payment if the one-month SOFR exceeds 5.0% (“strike rate”).

Revolving Credit Facility

The Revolving Credit Facility has a maturity date of July 30, 2026. As of June 30, 2023, capacity remaining under the Revolving Credit Facility was $95.0 million, reflecting $100.0 million total facility size, less $5.0 million in outstanding letters of credit.

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

The Revolving Credit Facility carries financial covenants. On March 23, 2022, we entered into the First Amendment to the 2021 Credit Facility and on March 28, 2023, we entered into the Second Amendment to the 2021 Credit Facility. The amendments modified the financial covenants to the following:

•
Maintain a total net leverage ratio of not greater than 4.00 to 1.00 at June 30, 2023 and thereafter; and
•
Maintain an interest coverage ratio of not less than 2.00 to 1.00.

As of June 30, 2023, our total net leverage ratio was 2.91 to 1.00, the interest coverage ratio was 3.02 to 1.00, and we were in compliance with all covenants under the Revolving Credit Facility.

In addition to U.S. dollar borrowings, we may borrow funds on the Revolving Credit Facility in Canadian Dollars based on the Canadian Dollar Offered Rate, Pound Sterling based on the Sterling Overnight Index Average, and Euros based on the Euro Interbank Offered Rate, plus applicable credit spreads. No such borrowings had been made as of June 30, 2023.

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

The construction loan facility required interest only payments at Canada Prime plus 2.35% through January 31, 2023, at which time it was converted to a 6.5% fixed rate term loan. On May 16, 2023, Pursuit entered into an amendment to the Forest Park Hotel Construction Loan Facility wherein the loan was converted into a $27.0 million Canadian dollars (approximately $20.0 million U.S. dollars) credit facility (the “Jasper Credit Facility”). See below for additional details.

Jasper Credit Facility

The Jasper Credit Facility provides for a $17.0 million Canadian dollars term loan (“Jasper Term Loan”) and a $10.0 million Canadian dollars revolving credit facility (“Jasper Revolving Credit Facility”). The Jasper Credit Facility matures on January 31, 2028.

The Jasper Revolving Credit Facility carries financial covenants as follows:

•
Maintain a pre-compensation fixed-charge coverage ratio of not less than 1.30 to 1.00 during all periods; and
•
Maintain a post-compensation fixed-charge coverage ratio of not less than 1.10 to 1.00 during all periods.

As of June 30, 2023, the pre-compensation and post-compensation fixed-charge coverage ratio was 1.94 to 1.00, and Pursuit was in compliance with all covenants under the Jasper Credit Facility.

Jasper Term Loan

The proceeds of the Jasper Term Loan reflect the outstanding balance of the Forest Park Construction Loan Facility at the time it was converted to the Jasper Term Loan of $16.8 million Canadian dollars. The Jasper Term Loan bears interest at a 6.5% fixed rate.

Jasper Revolving Credit Facility

The proceeds of the Jasper Revolving Credit Facility will be used to fund capital improvements. As of June 30, 2023, capacity remaining under the Jasper Revolving Credit Facility was $6.0 million Canadian dollars. The Jasper Revolving Credit Facility bears interest at the Canadian Prime Rate plus 2.25%.

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

FlyOver Iceland Term Loans

During 2020, FlyOver Iceland entered into three term loans totaling ISK 90.0 million (approximately $0.7 million U.S. dollars) (the “FlyOver Iceland Term Loans”). The first term loan for ISK 10.0 million was entered into effective October 15, 2020 and matured on April 1, 2023. It bore interest on a seven-day term deposit rate at the Central Bank of Iceland. The second term loan for ISK 30.0 million was entered into effective October 15, 2020 with a maturity date of October 1, 2024 and bears interest on a seven-day term deposit at the Central Bank of Iceland plus 3.07%. The third term loan for ISK 50.0 million was entered into effective December 29, 2020 with an original maturity date of February 1, 2023 and bears interest at one-month Reykjavik InterBank Offered Rate (“REIBOR”) plus 4.99%. Effective November 23, 2022, FlyOver Iceland entered into an amendment to the ISK 50.0 million term loan wherein the maturity date was extended to February 1, 2024. The Icelandic State Treasury guarantees supplemental loans provided by credit institutions to companies impacted by the COVID-19 pandemic. Accordingly, the Icelandic State Treasury guaranteed the repayment of up to 85% of the principal and interest on the ISK 10.0 million and ISK 30.0 million term loans and 70% of the principal amount on the ISK 50.0 million term loan. Loan proceeds were used to fund FlyOver Iceland operations.

Financing arrangements

We entered into insurance premium financing arrangements with two financial intermediaries in order to finance certain of our insurance premium payments. The financing arrangements are payable within the next 12 months and bear a weighted average interest rate of 5.8%. The aggregate amount of premiums financed was $9.5 million with a remaining principal balance of $0.2 million as of June 30, 2023.

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

We designated the interest rate cap as a cash flow hedge designed to hedge the variability of the SOFR-based interest payments on the Term Loan B. Changes in the fair value of the interest rate cap are recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the Condensed Consolidated Balance Sheets. Amounts accumulated in AOCI are reclassified to “Interest expense, net” in the Condensed Consolidated Statements of Operations when the hedged item affects earnings. We recognized $1.2 million of unrealized gains in AOCI during the three months ended June 30, 2023 and unrealized gains of $0.4 million during the six months ended June 30, 2023, and approximately $0.2 million was reclassified to Interest expense, net, during the three and six months ended June 30, 2023. We estimate that $1.2 million will be reclassified to earnings within the next 12 months.

The fair value of the interest rate cap is as follows:

		June 30,	December 31,
(in thousands)	Classification	2023	2022
Derivatives designated as hedging instruments
Interest rate cap - short-term	Other current assets	$480	$—
Interest rate cap - long-term	Other investments and assets	201	—
Total derivatives designated as hedging instruments		$681	$—

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value.

The fair value of assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$4,049	$4,049	$—	$—
Interest rate cap (2)	681	—	681	—
Total assets at fair value on a recurring basis	$4,730	$4,049	$681	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$3,490	$3,490	$—	$—
Total assets at fair value on a recurring basis	$3,490	$3,490	$—	$—

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

Note 15. Income (Loss) Per Share

The components of basic and diluted income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income (loss) attributable to Viad	$10,961	$19,839	$(9,908)	$(9,162)
Less: Allocation to participating securities	(2,186)	(4,293)	—	—
Convertible preferred stock dividends paid in cash	(1,950)	(1,950)	(3,900)	(3,900)
Adjustment to the redemption value of redeemable noncontrolling interest	—	(412)	—	(763)
Net income (loss) allocated to Viad common stockholders (basic)	$6,825	$13,184	$(13,808)	$(13,825)
Add: Allocation to participating securities	11	25	—	—
Net income (loss) allocated to Viad common stockholders (diluted)	$6,836	$13,209	$(13,808)	$(13,825)

Basic weighted-average outstanding common shares	20,840	20,571	20,796	20,544
Additional dilutive shares related to share-based compensation	135	160	—	—
Diluted weighted-average outstanding shares	20,975	20,731	20,796	20,544
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$0.33	$0.64	$(0.66)	$(0.67)
Diluted income (loss) attributable to Viad common stockholders(1)	$0.33	$0.64	$(0.66)	$(0.67)

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

We excluded the following weighted-average potential common shares from the calculations of diluted net loss per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Convertible preferred stock	—	—	6,674	6,674
Unvested restricted share-based awards	17	17	163	168
Unvested performance share-based awards	159	33	155	51
Stock options	372	372	376	277

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

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Dividends paid-in-kind increase the redemption value of the preferred stock. The redemption value of the preferred stock was $141.8 million as of June 30, 2023 and December 31, 2022. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the six months ended June 30, 2023, $3.9 million of dividends were declared, all of which were paid in cash. We intend to pay preferred stock dividends in cash for the foreseeable future.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program. As of June 30, 2023, 546,283 shares remain available for repurchase under all prior authorizations.

Note 17. Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Unrealized Gain on Interest Rate Cap	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(42,983)	$(4,202)	$—	$(47,185)
Other comprehensive income before reclassifications	7,950	—	681	8,631
Amounts reclassified from AOCI, net of tax	—	27	(243)	(216)
Net other comprehensive income	7,950	27	438	8,415
Balance at June 30, 2023	$(35,033)	$(4,175)	$438	$(38,770)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(16,162)	$(11,267)	$(27,429)
Other comprehensive loss before reclassifications	(8,131)	—	(8,131)
Amounts reclassified from AOCI, net of tax	—	466	466
Net other comprehensive income (loss)	(8,131)	466	(7,665)
Balance at June 30, 2022	$(24,293)	$(10,801)	$(35,094)

Amounts reclassified from AOCI that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 19 – Pension and Postretirement Benefits for additional information.

Note 18. Income Taxes

The effective tax rate was 30.0% for the three months ended June 30, 2023 and a negative 86.2% for the six months ended June 30, 2023. The effective tax rate was 14.3% for the three months ended June 30, 2022 and a negative 8.0% for the six months ended June 30, 2022.

The income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The rate was higher than the 21% federal rate for the three months ended June 30, 2023 as we did not recognize the tax benefits on losses recognized in the United States, United Kingdom, and other European Countries while recognizing a tax expense primarily in Canada and Iceland. The effective tax rate was lower for the six months ended June 30, 2023 and the three and six months ended June 30, 2022 due the amount of change in pre-tax income and loss recognized between those jurisdictions where we recognize a tax expense or benefit and those jurisdictions where there is a valuation allowance. The six month effective tax rate ended on June 30, 2023 was further impacted by the release of $2.1 million of our valuation allowance during the first quarter on the deferred tax assets recorded on certain US separate state filings.

We paid net cash for income taxes of $4.6 million during the three months ended June 30, 2023 and $12.7 million during the six months ended June 30, 2023, of which $9.6 million of the $12.7 million was paid to Canadian tax authorities. We received net cash refunds of $0.6 million during the three months ended June 30, 2022 and paid net cash for income taxes of $0.8 million during the six months ended June 30, 2022.

Note 19. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended June 30, 2023 and 2022 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$6	$10	$44	$76
Interest cost	211	125	93	54	91	79
Expected return on plan assets	(40)	51	—	—	(86)	(98)
Amortization of prior service credit	(8)	—	29	22	—	—
Recognized net actuarial loss (gain)	71	134	(44)	23	34	36
Net periodic benefit cost (income)	$234	$310	$84	$109	$83	$93
Settlement cost	—	—	—	—	—	—
Total expenses (income)	$234	$310	$84	$109	$83	$93

The components of net periodic benefit cost of our pension and postretirement benefit plans for the six months ended June 30, 2023 and 2022 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$12	$20	$88	$161
Interest cost	422	250	186	108	183	167
Expected return on plan assets	(80)	49	—	—	(172)	(223)
Amortization of prior service credit	(16)	—	58	44	—	—
Recognized net actuarial (gain) loss	142	268	(88)	46	67	71
Net periodic benefit cost	$468	$567	$168	$218	$166	$176
Settlement cost	—	115	—	—	—	533
Total expenses	$468	$682	$168	$218	$166	$709

We expect to contribute $0.6 million to our funded pension plans, $0.8 million to our unfunded pension plans, and $0.7 million to our postretirement benefit plans in 2023. During the six months ended June 30, 2023, we contributed $0.3 million to our funded pension plans, $0.4 million to our unfunded pension plans, and $0.3 million to our postretirement benefit plans.

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

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2022	$1,609	$1,818	$12	$3,439
Restructuring charges	227	409	9	645
Cash payments	(297)	(481)	(14)	(792)
Adjustment to liability	—	46	(7)	39
Balance at June 30, 2023	$1,539	$1,792	$—	$3,331

As of June 30, 2023, $1.5 million of the liabilities related to severance and employee benefits and $1.5 million of liabilities related to facilities will remain unpaid by the end of 2023. The liabilities related to facilities primarily include dilapidations and non-lease expenses that will be paid over the remaining lease terms. Refer to Note 24 – Segment Information for information regarding restructuring charges by segment.

Note 21. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		June 30,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2023	2022
Assets:
Operating lease ROU assets	Operating lease ROU assets	$112,263	$102,777
Finance lease ROU assets	Property and equipment, net	57,732	57,534
Total lease ROU assets		$169,995	$160,311

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$15,087	$13,463
Finance lease obligations	Current portion of debt and finance obligations	2,650	2,978
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	109,143	101,297
Finance lease obligations	Long-term debt and finance obligations	61,311	61,751
Total lease liabilities		$188,191	$179,489

The components of lease expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Finance lease cost:
Amortization of ROU assets	$1,048	$1,045	$2,104	$2,096
Interest on lease liabilities	1,427	1,467	2,837	2,902
Operating lease cost	6,586	6,204	12,793	12,026
Short-term lease cost	950	749	1,385	1,113
Variable lease cost	1,510	1,532	2,738	2,546
Total lease cost, net	$11,521	$10,997	$21,857	$20,683

Other information related to operating and finance leases are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,669	$6,069	$13,321	$11,867
Operating cash flows from finance leases	$1,535	$1,499	$3,052	$2,966
Financing cash flows from finance leases	$572	$873	$1,177	$1,597
ROU assets obtained in exchange for lease obligations:
Operating leases	$14,571	$1,380	$17,587	$10,711
Finance leases(1)	$376	$1,217	$363	$4,324

(1)
Includes terminations of equipment finance leases that occurred during the first quarter of 2023.

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	7.98	8.51
Finance leases	33.83	34.07
Weighted-average discount rate:
Operating leases	7.78%	7.25%
Finance leases	9.14%	9.12%

As of June 30, 2023, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2023	$10,511	$4,163	$14,674
2024	25,910	7,919	33,829
2025	23,878	7,090	30,968
2026	22,931	6,487	29,418
2027	19,367	6,277	25,644
Thereafter	69,059	180,986	250,045
Total future lease payments	171,656	212,922	384,578
Less: Amount representing interest	(47,426)	(148,961)	(196,387)
Present value of minimum lease payments	124,230	63,961	188,191
Current portion	(15,087)	(2,650)	(17,737)
Long-term portion	$109,143	$61,311	$170,454

As of June 30, 2023, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
Remainder of 2023	$923
2024	1,591
2025	1,381
2026	1,136
2027	478
Thereafter	611
Total minimum rents	$6,120

Lease Not Yet Commenced

As of June 30, 2023, we had executed a facility lease for which we did not have control of the underlying assets. Accordingly, we did not record the lease liability and ROU asset on our Condensed Consolidated Balance Sheets. This lease is for a new FlyOver attraction, FlyOver Canada Toronto. The lease commencement date was originally planned for 2023, however, it has been postponed due to permitting and other related delays. Upon commencement date, it will have a lease term of 20 years.
Note 22. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of June 30, 2023 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of June 30, 2023, we had recorded environmental remediation liabilities of $2.2 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of June 30, 2023, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of June 30, 2023 would be approximately $89.0 million. These guarantees relate to our leased equipment and facilities through January 2044. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

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

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $11.0 million as of June 30, 2023, which includes $6.5 million related to workers’ compensation liabilities, and $4.5 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $2.0 million as of June 30, 2023. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.5 million as of June 30, 2023. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $0.7 million for the three months ended June 30, 2023 and $2.2 million for the six months ended June 30, 2023 and $1.0 million for the three months ended June 30, 2022 and $2.6 million for the six months ended June 30, 2022.

In addition, as of June 30, 2023, we have recorded insurance liabilities of $8.2 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.4 million is related to workers’ compensation liabilities and $1.8 million is related to general/auto liability claims, which is recorded in “Other deferred items and liabilities” in the Condensed Consolidated Balance Sheets with a corresponding receivable in “Other investments and assets.”

Note 23. Noncontrolling Interests – Redeemable and Non-redeemable

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership increased to 56.4% as of June 30, 2023. Through Esja and its wholly-owned subsidiary, we are operating the FlyOver Iceland attraction.

The minority Esja shareholders have the right to sell (or “put”) their Esja shares to us based on a multiple of 5.0x EBITDA as calculated on the trailing 12 months from the most recently completed quarter before the put option exercise. The put option is only exercisable after August 2022 (the “Reference Date”), and in the event the FlyOver Iceland attraction has earned a minimum of €3.25 million in unadjusted EBITDA during the most recent fiscal year and during the trailing 12-month period prior to exercise (the “Put Option Condition”). The put option is exercisable during a period of 12 months following the Reference Date (the “Option Period”) if the Put Option Condition has been met. If the Put Option Condition has not been met during the first Option Period, the Reference Date will be extended for an additional 12 months up to three times. If the Put Option Condition is met during any of the Option Periods, yet the shares are not exercised prior to the end of the 12-month Option Period, the put option will expire. The Put Option Condition has not been met as of June 30, 2023. If the FlyOver Iceland attraction has not achieved the Put Option Condition by December 31, 2024, the put option expires.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2022	$4,956
Net loss attributable to redeemable noncontrolling interest	(409)
Foreign currency translation adjustment	180
Balance at June 30, 2023	$4,727

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2022	$16,690	$55,702	$9,918	$82,310
Net income (loss) attributable to non-redeemable noncontrolling interest	(783)	(24)	1,312	505
Distributions to non-controlling interests	—	—	(1,126)	(1,126)
Foreign currency translation adjustments	6	1,279	515	1,800
Balance at June 30, 2023	$15,913	$56,957	$10,619	$83,489
Equity ownership interest that we do not own	20%	40%	49%

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

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Revenue:
Pursuit	$88,474	$77,599	$121,137	$101,383
GES:
Spiro	80,368	89,425	140,730	132,241
GES Exhibitions	154,534	154,600	324,031	266,431
GES intersegment eliminations	(3,065)	(2,421)	(4,796)	(3,492)
Total GES	231,837	241,604	459,965	395,180
Total revenue	$320,311	$319,203	$581,102	$496,563

Segment operating income (loss):
Pursuit	$9,811	$5,571	$(9,301)	$(15,627)
GES:
Spiro	8,279	14,847	11,453	14,608
GES Exhibitions	15,354	16,273	25,764	14,918
Total GES	23,633	31,120	37,217	29,526
Segment operating income	33,444	36,691	27,916	13,899
Corporate eliminations (1)	16	17	32	34
Corporate activities	(3,511)	(3,440)	(6,676)	(6,113)
ON Services sale purchase price adjustment	(204)	—	(204)	—
Interest expense, net	(12,356)	(7,761)	(24,605)	(13,638)
Other expense, net	(448)	(612)	(979)	(1,250)
Restructuring charges:
Pursuit	(2)	—	(9)	—
Spiro	(39)	(808)	(176)	(1,226)
GES Exhibitions	(151)	(588)	(460)	(824)
Corporate	—	(30)	—	(30)
Impairment charges:
GES Exhibitions	—	—	—	(583)
Income (loss) from continuing operations before income taxes	$16,749	$23,469	$(5,161)	$(9,731)

(1)
Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Additional information of our reportable segments is as follows:

	Three Months Ended		Six Months Ended June 30,
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Depreciation:
Pursuit	$8,279	$7,866	$16,413	$15,648
Spiro	600	852	1,100	1,781
GES Exhibitions	1,640	2,070	3,318	4,361
Corporate	19	14	39	18
	$10,538	$10,802	$20,870	$21,808
Amortization:
Pursuit	$1,294	$1,316	$2,455	$2,495
Spiro	62	51	125	103
GES Exhibitions	910	1,038	1,829	2,080
	$2,266	$2,405	$4,409	$4,678
Capital expenditures:
Pursuit	$17,588	$17,219	$25,315	$28,710
Spiro	618	442	1,265	586
GES Exhibitions	2,590	1,383	5,598	2,248
Corporate and other	13	25	15	95
	$20,809	$19,069	$32,193	$31,639

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

Current Macroeconomic Factors

International tourism and live event activity continues to improve and demand for our products and services remains strong despite ongoing macroeconomic volatility. During the first half of 2023, we operated with little to no COVID-19 related disruptions, and supply chain and labor challenges continued to improve. Changes in macroeconomic facts and circumstances, particularly high inflation and the resulting rise in interest rates, have increased our interest expense. Any future impacts from these and other macroeconomic developments on our operations cannot be predicted with certainty, but could have adverse effects on our business, financial condition, and results of operations.

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

Results of Operations

Financial Highlights

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands, except per share data)	2023	2022	% Change	2023	2022	% Change
Total revenue	$320,311	$319,203	0.3%	$581,102	$496,563	17.0%
Net income (loss) attributable to Viad	$10,961	$19,839	(44.8)%	$(9,908)	$(9,162)	(8.1)%
Segment operating income(1)	$33,444	$36,691	(8.8)%	$27,916	$13,899	**
Diluted income (loss) per common share from continuing operations attributable to Viad common stockholders	$0.34	$0.64	(46.9)%	$(0.65)	$(0.69)	5.8%

** Change is greater than +/- 100%

(1)
Refer to Note 24 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

Three months ended June 30, 2023 compared with the three months ended June 30, 2022

•
Total revenue increased $1.1 million during the three months ended June 30, 2023 primarily due to increased revenue at Pursuit of $10.9 million as Pursuit experienced higher international tourism in Western Canada and Iceland. GES revenue decreased $9.8 million due to the sale of substantially all of the assets of ON Services in December of 2022, which contributed revenue of $15.6 million during the three months ended June 30, 2022, and shifts in timing of events driven by pandemic-related disruptions in 2022 that resulted in shows that were postponed from the 2022 first quarter and into the 2022 second quarter that returned to their normal first quarter schedules in 2023 that impacted revenue of approximately $10.0 million, offset in part by increased live event activity and positive show rotation at GES.
•
Net income attributable to Viad decreased $8.9 million during the three months ended June 30, 2023, primarily reflecting higher interest expense, net, of $4.6 million during the 2023 period, higher income tax expense of $1.7 million, and higher costs to support increased business activity, offset in part by higher revenue.
•
Segment operating income decreased $3.2 million during the three months ended June 30, 2023, primarily due to lower revenue at GES and the restaffing of the workforce from pandemic levels, offset in part by higher revenue at Pursuit as demand for its products and services increased.

Six months ended June 30, 2023 compared with the six months ended June 30, 2022

•
Total revenue increased $84.5 million during the six months ended June 30, 2023 primarily due to increased revenue at GES of $64.8 million, which was driven by live event activity strength, offset in part by the sale of substantially all of the assets of ON Services in December of 2022, which contributed revenue of $24.0 million during the six months ended June 30, 2022. Pursuit revenue increased $19.8 million primarily due to stronger international visitation.
•
Net loss attributable to Viad increased $0.7 million during the six months ended June 30, 2023, primarily reflecting higher interest expense, net, of $11.0 million, and higher income tax expense of $3.7 million, offset in part by higher segment operating income.
•
Segment operating income increased $14.0 million during the six months ended June 30, 2023, primarily due to higher revenue at GES and Pursuit.

Analysis of Revenue and Operating Results by Reportable Segment

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue(1):
Pursuit:
Attractions	$48,026	$39,096	22.8%	$67,030	$51,597	29.9%
Hospitality	36,436	34,101	6.8%	47,639	43,516	9.5%
Transportation	3,441	3,837	(10.3)%	5,414	5,125	5.6%
Other	571	565	1.1%	1,054	1,145	(7.9)%
Total Pursuit	$88,474	$77,599	14.0%	$121,137	$101,383	19.5%

Segment operating income (loss)(2):
Total Pursuit	$9,811	$5,571	76.1%	$(9,301)	$(15,627)	40.5%

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

Three months ended June 30, 2023 compared with the three months ended June 30, 2022

Pursuit revenue increased $10.9 million driven by stronger international visitation in Western Canada and Iceland. Visitation at Pursuit’s Golden Skybridge, Sky Lagoon, and Banff Gondola attractions increased 62%, 22% and 17%, respectively. Collectively, Pursuit’s new attractions that were opened or acquired after January 1, 2022, including the Glacier Raft Company and Forest Park Alpine Hotel, contributed incremental revenue of $1.3 million during the three months ended June 30, 2023.

Pursuit segment operating income increased $4.2 million from the prior year period primarily due to the increase in revenue, offset in part by the increase in operating costs to support higher business volume during the three months ended June 30, 2023.

Six months ended June 30, 2023 compared with the six months ended June 30, 2022

Pursuit revenue increased $19.8 million driven by stronger international visitation. Visitation at Pursuit’s Golden Skybridge, Sky Lagoon and Banff Gondola attractions increased 62%, 43% and 20%, respectively. Collectively, Pursuit’s new attractions that were opened or acquired after January 1, 2022, including the Glacier Raft Company and Forest Park Alpine Hotel, contributed incremental revenue of $2.1 million during the six months ended June 30, 2023.

Pursuit segment operating loss improved $6.3 million from the prior year period primarily due to the increase in revenue, offset in part by the increase in operating costs to support higher business volume during the six months ended June 30, 2023.

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

We use the following key business metrics, common in the hospitality industry, to evaluate Pursuit’s hospitality business:

•
Revenue per Available Room (“RevPAR”). RevPAR is calculated as total rooms revenue divided by the total number of room nights available for all comparable Pursuit hospitality properties during the period. Total rooms revenue does not include non-rooms revenue, which consists of ancillary revenue generated by hospitality properties, such as food and beverage and retail revenue. RevPAR measures the period-over-period change in rooms revenue per available room for comparable hospitality properties. RevPAR is affected by average daily rate and occupancy, which have different implications on profitability.
•
Average Daily Rate (“ADR”). ADR is calculated as total rooms revenue divided by the total number of room nights sold for all comparable Pursuit hospitality properties during the period. ADR is used to assess the pricing levels that the hospitality properties are able to realize. Increases in ADR lead to increases in rooms revenue with no substantial effect on variable costs, therefore having a greater impact on margins than increases in occupancy.
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

The following table provides Pursuit’s key performance indicators:

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	914,317	8,328	905,989	742,920	6,450	—	736,470	23.1%	23.0%
Ticket revenue (in thousands)	$36,543	$626	$35,917	$29,337	$480	$1,041	$27,815	24.6%	29.1%
Effective ticket price	$39.97	$75.18	$39.64	$39.49	$74.46	$—	$37.77	1.2%	5.0%
Attractions revenue (in thousands)	$48,026	$1,070	$46,955	$39,096	$817	$1,429	$36,850	22.8%	27.4%
Revenue per attraction visitor	$52.53	$128.51	$51.83	$52.62	$126.74	$—	$50.04	(0.2)%	3.6%
Hospitality Key Performance Indicators:
Room nights available	163,344	10,101	153,243	156,306	1,403	—	154,903	4.5%	(1.1)%
Rooms revenue (in thousands)	$22,106	$1,394	$20,712	$20,559	$317	$523	$19,719	7.5%	5.0%
RevPAR	$135.33	$138.05	$135.16	$131.53	$225.94	$—	$127.30	2.9%	6.2%
Occupancy	68.0%	60.4%	68.5%	67.9%	61.6%	—	68.0%	0.1%	0.7%
ADR	$199.13	$228.41	$197.42	$193.70	$366.89	$—	$187.36	2.8%	5.4%
Hospitality revenue (in thousands)	$36,436	$1,516	$34,920	$34,101	$429	$669	$33,003	6.8%	5.8%

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	1,323,453	8,328	1,315,125	1,034,498	6,450	—	1,028,048	27.9%	27.9%
Ticket revenue (in thousands)	$50,804	$626	$50,178	$38,539	$480	$1,674	$36,385	31.8%	37.9%
Effective ticket price	$38.39	$75.18	$38.15	$37.25	$74.46	$—	$35.39	3.0%	7.8%
Attractions revenue (in thousands)	$67,030	$1,203	$65,827	$51,597	$817	$2,308	$48,473	29.9%	35.8%
Revenue per attraction visitor	$50.65	$144.49	$50.05	$49.88	$126.74	$—	$47.15	1.5%	6.2%
Hospitality Key Performance Indicators:
Room nights available	278,765	18,980	259,785	268,242	1,403	—	266,839	3.9%	(2.6)%
Rooms revenue (in thousands)	$29,696	$1,968	$27,728	$27,462	$317	$916	$26,228	8.1%	5.7%
RevPAR	$106.53	$103.69	$106.73	$102.38	$225.94	$—	$98.29	4.1%	8.6%
Occupancy	64.5%	57.2%	65.0%	61.9%	61.6%	—	62.0%	4.1%	4.9%
ADR	$165.24	$181.34	$164.21	$165.28	$366.89	$—	$158.66	0.0%	3.5%
Hospitality revenue (in thousands)	$47,639	$2,096	$45,543	$43,516	$429	$1,179	$41,908	9.5%	8.7%

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

Attractions. Attractions ticket revenue on a same-store basis increased $8.1 million on a 23.0% increase in visitors during the three months ended June 30, 2023 and increased $13.8 million on a 27.9% increase in visitors during the six months ended June 30, 2023, driven primarily by higher international visitation and higher effective ticket prices.

Hospitality. The increase in RevPAR on a same-store basis during the three months ended June 30, 2023 was primarily due to higher ADR driven by revenue management efforts. The increase in RevPAR on a same-store basis during the six months ended June 30, 2023 was driven by higher occupancy and higher ADR.

GES

The following table presents a comparison of GES’ reported revenue and segment operating income during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue:
GES:
Spiro	$80,368	$89,425	(10.1)%	$140,730	$132,241	6.4%
GES Exhibitions	154,534	154,600	—	324,031	266,431	21.6%
Intersegment eliminations	(3,065)	(2,421)	(26.6)%	(4,796)	(3,492)	(37.3)%
Total GES	$231,837	$241,604	(4.0)%	$459,965	$395,180	16.4%
Segment operating income(1):
GES:
Spiro	$8,279	$14,847	(44.2)%	$11,453	$14,608	(21.6)%
GES Exhibitions	15,354	16,273	(5.6)%	25,764	14,918	72.7%
Total GES	$23,633	$31,120	(24.1)%	$37,217	$29,526	26.0%

(1)
Refer to Note 24 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

Three months ended June 30, 2023 compared with the three months ended June 30, 2022

Spiro revenue decreased $9.1 million primarily due to the sale of substantially all of the assets of ON Services in December of 2022, which contributed revenue of $9.2 million during the three months ended June 30, 2022, and shifts in timing of client spend, offset in part by positive show rotation from major non-annual shows of approximately $13 million, which represent shows greater than $1.0 million, and new client wins.

GES Exhibitions revenue remained relatively flat primarily due to same-show revenue growth of approximately 18.9%, offset in part by shifts in timing of events driven by pandemic-related disruptions in 2022 that resulted in shows that were postponed from the 2022 first quarter and into the 2022 second quarter that returned to their normal first quarter schedules in 2023 that impacted revenue of approximately $10.0 million, the sale of substantially all of the assets of ON Services in December of 2022, which contributed revenue of $6.4 million during the three months ended June 30, 2022, and negative show rotation from major non-annual shows of approximately $3 million.

Spiro segment operating income decreased $6.6 million primarily due to decreased revenue and the restaffing of the workforce from pandemic levels.

GES Exhibitions segment operating income decreased $0.9 million primarily due to the restaffing of the workforce from pandemic levels.

Six months ended June 30, 2023 compared with the six months ended June 30, 2022

Spiro revenue increased $8.5 million primarily due to positive show rotation from major non-annual shows of approximately $16 million and new client wins, offset in part by the sale of substantially all of the assets of ON Services in December of 2022, which contributed revenue of $14.2 million during the six months ended June 30, 2022, and shifts in timing of client spend.

GES Exhibitions revenue increased $57.6 million, primarily due to same-show revenue growth of approximately 23.8% and positive show rotation of approximately $2 million, offset in part by the sale of substantially all of the assets of ON Services in December of 2022, which contributed revenue of $9.8 million during the six months ended June 30, 2022.

Spiro segment operating income decreased $3.2 million primarily due to the restaffing of the workforce from pandemic levels, offset in part by higher revenue.

GES Exhibitions segment operating income increased $10.8 million, primarily due to the increase in revenue, offset in part by the restaffing of the workforce from pandemic levels.

Other Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Corporate activities	$3,511	$3,440	2.1%	$6,676	$6,113	9.2%
ON Services sale purchase price adjustment	$204	$—	**	$204	$—	**
Interest expense, net	$12,356	$7,761	59.2%	$24,605	$13,638	80.4%
Other expense, net	$448	$612	(26.8)%	$979	$1,250	(21.7)%
Restructuring charges	$192	$1,426	(86.5)%	$645	$2,080	(69.0)%
Impairment charges	$—	$—	**	$—	$583	(100.0)%
Income tax expense	$5,028	$3,359	49.7%	$4,450	$777	**
Income (loss) from discontinued operations	$(143)	$52	**	$(201)	$327	**

** Change is greater than +/- 100%

Interest Expense, net – The increase in interest expense during the three and six months ended June 30, 2023 was primarily due to higher interest rates in 2023, and to a lesser extent to a $1.9 million reduction in capitalized interest recorded during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Restructuring Charges – The decrease in restructuring changes during the three and six months ended June 30, 2023 was primarily related to our 2022 transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments.

Income Tax Expense – The effective tax rate was 30.0% for the three months ended June 30, 2023 and 14.3% for the three months ended June 30, 2022. The effective tax rate was a negative 86.2% for the six months ended June 30, 2023 and a negative 8.0% for six months ended June 30, 2022. The effective tax rate differed from the 21% federal rate for the three months ended June 30, 2023 and June 30, 2022 as a result of excluding the tax benefit on jurisdictions where we have a valuation allowance and the change in income or loss in our jurisdictions. The effective tax rate differed from the federal rate for the six months ended June 30, 2023 and June 30, 2022 also as a result of excluding tax benefits in certain jurisdictions, the mix of income or loss by jurisdiction, and the $2.1 million benefit taken in the first quarter of 2023 on certain separate U.S. state jurisdictions.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital outlays for at least the next 12 months and the longer term.

When assessing our current sources of liquidity, we include the following:

	June 30,	December 31,
(in thousands)	2023	2022
Unrestricted cash and cash equivalents(1)	$53,179	$59,719
Available capacity on Revolving Credit Facility(2)	95,041	86,670
Total available liquidity	$148,220	$146,389

(1)
As of June 30, 2023, we held approximately $41.5 million of our cash and cash equivalents outside of the United States, consisting of $15.4 million in Canada, $10.3 million in Iceland, $8.9 million in the United Arab Emirates, $2.7 million in the United Kingdom, $2.4 million in the Netherlands, $1.4 million in Germany, and $0.4 million in other countries.
(2)
Includes our total Revolving Credit Facility of $100 million less outstanding letters of credit of $5.0 million as of June 30, 2023 and $13.3 million as of December 31, 2022.

Cash provided by operating activities, supplemented by our existing cash and cash equivalents, is our primary source of liquidity for funding our strategic business requirements. During the six months ended June 30, 2023, net cash provided by operating activities was $38.8 million.

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

The Revolving Credit Facility carries financial covenants. On March 28, 2023, we entered into the Second Amendment to the 2021 Credit Facility, which modified the interest coverage financial covenant. As of June 30, 2023, we were in compliance with all covenants under the Revolving Credit Facility. Refer to Note 12 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

Capital Expenditures

As of June 30, 2023, we have planned capital expenditures of approximately $75 million to $85 million for the next 12 months, including approximately $35 million on select growth projects, such as the development of FlyOver Chicago. We intend to continue making selective investments to advance Pursuit’s Refresh, Build, Buy growth strategy while maintaining a solid liquidity position.

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

Cash Flows

Operating Activities

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Net loss	$(9,812)	$(10,181)
Depreciation and amortization	25,279	26,486
Deferred income taxes	(961)	(962)
(Income) loss from discontinued operations	201	(327)
Restructuring charges	645	2,080
Impairment charges	—	583
Gains on dispositions of property and other assets	(73)	(154)
Share-based compensation expense	5,912	5,469
Other non-cash items, net	2,496	5,384
Changes in operating assets and liabilities	15,113	15,640
Net cash provided by operating activities	$38,800	$44,018

Net cash provided by operating activities decreased $5.2 million primarily due to higher interest and tax payments, offset in part by improved operating results at GES and Pursuit.

Investing Activities

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Capital expenditures	$(32,193)	$(31,639)
Cash paid for acquisitions, net	(41)	(25,494)
Proceeds from dispositions of property and other assets	82	161
Net cash used in investing activities	$(32,152)	$(56,972)

Net cash used in investing activities decreased $24.8 million primarily due to cash paid for the Glacier Raft Company acquisition in April of 2022.

Financing Activities

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Proceeds from borrowings	$21,806	$54,668
Payments on debt and finance obligations	(27,157)	(38,728)
Dividends paid on preferred stock	(3,900)	(3,900)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(1,126)	(570)
Payments of debt issuance costs	(226)	(418)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(505)	(537)
Net cash (used in) provided by financing activities	$(11,108)	$10,515

The change in net cash (used in) provided by financing activities of $21.6 million was primarily due to net debt payments of $5.4 million during the six months ended June 30, 2023 compared to net debt proceeds of $15.9 million during the six months ended June 30, 2022.

Debt and Finance Obligations

Refer to Note 12 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion, all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. As of June 30, 2023, 546,283 shares remained available for repurchase under all prior authorizations. In March 2020, our Board of Directors suspended our share repurchase program. The Board of Directors’ authorization does not have an expiration date.

During both the 2023 and 2022 periods, we repurchased shares related to tax withholding requirements on vested restricted share-based awards.

Critical Accounting Estimates

Refer to Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Form 10-K for a discussion of our critical accounting estimates.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, United Arab Emirates, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of AOCI in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the

U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $35.0 million as of June 30, 2023 and $43.0 million as of December 31, 2022. We recorded unrealized foreign currency translation gains in other comprehensive income (loss) of $8.0 million during the six months ended June 30, 2023 and unrealized foreign currency translation losses of $8.1 million during the six months ended June 30, 2022.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of June 30, 2023, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $47.4 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Condensed Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, we did not have any outstanding foreign currency forward contracts.

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

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Previously Reported Material Weakness in Controls over Financial Reporting

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

Remediation of the Material Weakness

We designed and have tested the implementation and operation of an internal control as of June 30, 2023 to identify and account for monetary liabilities denominated in a foreign currency and the resulting transaction gains and losses from a change in exchange rates to address the above previously reported material weakness. We believe these measures remediated the previously reported material weakness. We remain committed to maintaining a strong internal control environment and implementing measures designed to ensure a strong control environment.

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness described above, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended June 30, 2023 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	257	$17.38	—	546,283
May 1, 2023 - May 31, 2023	—	$—	—	546,283
June 1, 2023 - June 30, 2023	—	$—	—	546,283
Total	257	$17.38	—	546,283

Pursuant to previously announced authorizations, our Board of Directors authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended future dividend payments and our share repurchase program for the foreseeable future. The Board of Directors’ authorization does not have an expiration date. During the second quarter of 2023, certain previously owned shares of common stock were surrendered for tax withholding requirements on vested share-based awards.

Item 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VIAD CORP
(Registrant)

August 4, 2023	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer and Duly Authorized Officer