Form 10-Q
period 2023-09-30
VIAD CORP
filed 2023-11-03
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 1, 2023, there were 20,919,370 shares of Common Stock ($1.50 par value) outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022	3
	Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity for the Three Months Ended March 31, June 30, and September 30, 2023 and 2022	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

SIGNATURES		44

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$106,268	$59,719
Accounts receivable, net of allowances of $2,900 and $2,174, respectively	134,997	122,373
Inventories	10,697	10,785
Current contract costs	34,120	14,331
Prepaid insurance	4,591	13,370
Other current assets	27,677	18,977
Total current assets	318,350	239,555
Property and equipment, net	571,372	549,578
Other investments and assets	17,703	17,457
Operating lease right-of-use assets	112,763	102,777
Deferred income taxes	2,623	565
Goodwill	121,595	121,429
Other intangible assets, net	56,138	58,985
Total Assets	$1,200,544	$1,090,346
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$81,494	$73,020
Contract liabilities	82,398	43,950
Accrued compensation	29,760	25,839
Operating lease obligations	14,854	13,463
Other current liabilities	50,234	41,653
Current portion of debt and finance obligations	8,191	13,192
Total current liabilities	266,931	211,117
Long-term debt and finance obligations	460,181	456,752
Pension and postretirement benefits	16,199	16,769
Long-term operating lease obligations	110,067	101,297
Other deferred items and liabilities	68,325	70,024
Total liabilities	921,703	855,959
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding	132,591	132,591
Redeemable noncontrolling interest	4,808	4,956
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	571,501	570,271
Accumulated deficit	(308,787)	(334,301)
Accumulated other comprehensive loss	(46,655)	(47,185)
Common stock in treasury, at cost, 4,027,453 and 4,216,044 shares, respectively	(201,711)	(211,657)
Total Viad stockholders’ equity	51,750	14,530
Non-redeemable noncontrolling interest	89,692	82,310
Total stockholders’ equity	141,442	96,840
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,200,544	$1,090,346

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue:
Services	$285,119	$306,199	$765,598	$711,468
Products	80,780	76,522	181,403	167,816
Total revenue	365,899	382,721	947,001	879,284
Costs and expenses:
Costs of services	222,794	251,433	681,409	646,564
Costs of products	67,063	64,932	161,602	152,431
Corporate activities	3,579	3,768	10,255	9,881
ON Services sale purchase price adjustment	—	—	204	—
Interest expense, net	12,476	10,252	37,081	23,890
Other expense, net	554	280	1,533	1,530
Restructuring charges	480	1,387	1,125	3,467
Impairment charges	—	—	—	583
Total costs and expenses	306,946	332,052	893,209	838,346
Income from continuing operations before income taxes	58,953	50,669	53,792	40,938
Income tax expense	9,173	8,810	13,623	9,587
Income from continuing operations	49,780	41,859	40,169	31,351
Income (loss) from discontinued operations	(654)	(42)	(855)	285
Net income	49,126	41,817	39,314	31,636
Net income attributable to non-redeemable noncontrolling interest	(7,716)	(3,784)	(8,221)	(3,031)
Net (income) loss attributable to redeemable noncontrolling interest	(139)	88	270	354
Net income attributable to Viad	$41,271	$38,121	$31,363	$28,959
Diluted income per common share:
Continuing operations attributable to Viad common stockholders	$1.44	$1.29	$0.96	$0.78
Discontinued operations attributable to Viad common stockholders	(0.03)	—	(0.04)	0.01
Net income attributable to Viad common stockholders	$1.41	$1.29	$0.92	$0.79
Weighted-average outstanding and potentially dilutive common shares	21,174	20,889	21,025	20,781
Basic income per common share:
Continuing operations attributable to Viad common stockholders	$1.46	$1.30	$0.97	$0.79
Discontinued operations attributable to Viad common stockholders	(0.03)	—	(0.04)	0.01
Net income attributable to Viad common stockholders	$1.43	$1.30	$0.93	$0.80
Weighted-average outstanding common shares	20,885	20,612	20,825	20,567
Amounts attributable to Viad
Income from continuing operations	$41,925	$38,163	$32,218	$28,674
Income (loss) from discontinued operations	(654)	(42)	(855)	285
Net income	$41,271	$38,121	$31,363	$28,959

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net income	$49,126	$41,817	$39,314	$31,636
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(7,840)	(26,846)	110	(34,977)
Change in fair value of interest rate cap	(122)	—	316	—
Change in net actuarial loss, net of tax (1)	60	444	48	910
Change in prior service cost, net of tax (1)	17	67	56	67
Comprehensive income (loss)	41,241	15,482	39,844	(2,364)
Non-redeemable noncontrolling interest:
Comprehensive income attributable to non-redeemable noncontrolling interest	(7,716)	(3,784)	(8,221)	(3,031)
Unrealized foreign currency translation adjustments	(1,513)	(5,056)	287	(6,333)
Redeemable noncontrolling interest:
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(139)	88	270	354
Comprehensive income (loss) attributable to Viad	$31,873	$6,730	$32,180	$(11,374)

(1) The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2022	$37,402	$570,271	$(334,301)	$(47,185)	$(211,657)	$14,530	$82,310	$96,840	$4,956	$132,591
Net loss	—	—	(20,869)	—	—	(20,869)	(398)	(21,267)	(123)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Change in fair value of interest rate cap	—	—	—	(800)	—	(800)	—	(800)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(204)	(204)	—	(204)	—	—
Employee benefit plans	—	(4,677)	—	—	5,468	791	—	791	—	—
Share-based compensation - equity awards	—	3,064	—	—	—	3,064	—	3,064	—	—
Unrealized foreign currency translation adjustment	—	—	—	1,195	—	1,195	565	1,760	142	—
Amortization of net actuarial loss, net of tax	—	—	—	(45)	—	(45)	—	(45)	—	—
Amortization of prior service cost, net of tax	—	—	—	35		35		35
Other, net	—	3	—	—	2	5	—	5	—	—
Balance, March 31, 2023	$37,402	$568,661	$(357,120)	$(46,800)	$(206,391)	$(4,248)	$82,477	$78,229	$4,975	$132,591
Net income (loss)	—	—	10,961	—	—	10,961	903	11,864	(286)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Distributions from noncontrolling interest	—	—	—	—	—	—	(1,126)	(1,126)	—	—
Change in fair value of interest rate cap	—	—	—	1,238	—	1,238	—	1,238	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(4)	(4)	—	(4)	—	—
Employee benefit plans	—	(1,773)	—	—	2,628	855	—	855	—	—
Share-based compensation - equity awards	—	2,830	—	—	—	2,830	—	2,830	—	—
Unrealized foreign currency translation adjustment	—	—	—	6,755	—	6,755	1,235	7,990	38	—
Amortization of net actuarial loss, net of tax	—	—	—	33	—	33	—	33	—	—
Amortization of prior service cost, net of tax	—	—	—	4	—	4	—	4	—	—
Other, net	—	15	—	—	(2)	13	—	13	—	—
Balance, June 30, 2023	$37,402	$569,733	$(348,109)	$(38,770)	$(203,769)	$16,487	$83,489	$99,976	$4,727	$132,591
Net income	—	—	41,271	—	—	41,271	7,716	48,987	139	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Change in fair value of interest rate cap	—	—	—	(122)	—	(122)	—	(122)	—	—
Employee benefit plans	—	(966)	—	—	2,058	1,092	—	1,092	—	—
Share-based compensation - equity awards	—	2,722	—	—	—	2,722	—	2,722	—	—
Unrealized foreign currency translation adjustment	—	—	—	(7,840)	—	(7,840)	(1,513)	(9,353)	(58)	—
Amortization of net actuarial loss, net of tax	—	—	—	60	—	60	—	60	—	—
Amortization of prior service cost, net of tax	—	—	—	17	—	17	—	17	—	—
Other, net	—	12	1	—	—	13	—	13	—	—
Balance, September 30, 2023	$37,402	$571,501	$(308,787)	$(46,655)	$(201,711)	$51,750	$89,692	$141,442	$4,808	$132,591

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (Continued)

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2021	$37,402	$566,741	$(349,720)	$(27,429)	$(220,712)	$6,282	$85,556	$91,838	$5,444	$132,591
Net loss	—	—	(29,001)	—	—	(29,001)	(1,204)	(30,205)	(138)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(349)	(349)	—	(349)	—	—
Employee benefit plans	—	(1,286)	—	—	1,972	686	—	686	—	—
Share-based compensation - equity awards	—	2,385	—	—	—	2,385	—	2,385	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,412	—	3,412	737	4,149	49	—
Amortization of net actuarial loss, net of tax	—	—	—	407	—	407	—	407	—	—
Other, net	—	(41)	—	—	—	(41)	—	(41)	351	—
Balance, March 31, 2022	$37,402	$567,799	$(380,671)	$(23,610)	$(219,089)	$(18,169)	$85,089	$66,920	$5,706	$132,591
Net income (loss)	—	—	19,839	—	—	19,839	451	20,290	(128)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Distributions from noncontrolling interest	—	—	—	—	—	—	(570)	(570)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(5)	(5)	—	(5)	—	—
Employee benefit plans	—	(648)	—	—	1,481	833	—	833	—	—
Share-based compensation - equity awards	—	3,370	—	—	—	3,370	—	3,370	—	—
Unrealized foreign currency translation adjustment	—	—	—	(11,543)	—	(11,543)	(2,014)	(13,557)	(167)	—
Amortization of net actuarial loss, net of tax	—	—	—	59	—	59	—	59	—	—
Other, net	—	(25)	—	—	—	(25)	—	(25)	412	—
Balance, June 30, 2022	$37,402	$570,496	$(362,782)	$(35,094)	$(217,613)	$(7,591)	$82,956	$75,365	$5,823	$132,591
Net income	—	—	38,121	—	—	38,121	3,784	41,905	(88)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Employee benefit plans	—	(2,079)	—	—	2,655	576	—	576	—	—
Share-based compensation - equity awards	—	2,492	—	—	—	2,492	—	2,492	—	—
Unrealized foreign currency translation adjustment	—	—	—	(26,846)	—	(26,846)	(5,056)	(31,902)	(478)	—
Amortization of net actuarial loss, net of tax	—	—	—	444	—	444	—	444	—	—
Amortization of prior service cost, net of tax	—	—	—	67	—	67	—	67	—	—
Other, net	—	4	—	—	(1)	3	—	3	—	—
Balance, September 30, 2022	$37,402	$570,913	$(326,611)	$(61,429)	$(214,959)	$5,316	$81,684	$87,000	$5,257	$132,591
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$39,314	$31,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,707	39,442
Deferred income taxes	(923)	(646)
(Income) loss from discontinued operations	855	(285)
Restructuring charges	1,125	3,467
Impairment charges	—	583
Gains on dispositions of property and other assets	(99)	(209)
Share-based compensation expense	8,647	7,998
Other non-cash items, net	4,423	11,894
Change in operating assets and liabilities:
Receivables	(12,528)	(62,503)
Inventories	130	(3,125)
Current contract costs	(19,849)	(15,333)
Accounts payable	9,904	34,939
Restructuring liabilities	(1,001)	(2,442)
Accrued compensation	2,126	11,093
Contract liabilities	38,425	24,174
Income taxes payable	1,285	8,538
Other assets and liabilities, net	7,013	16,264
Net cash provided by operating activities	116,554	105,485
Cash flows from investing activities
Capital expenditures	(54,739)	(54,770)
Cash paid for acquisitions, net	(41)	(25,494)
Proceeds from sale of ON Services	1,168	—
Proceeds from dispositions of property and other assets	108	237
Net cash used in investing activities	(53,504)	(80,027)
Cash flows from financing activities
Proceeds from borrowings	49,044	94,849
Payments on debt and finance obligations	(54,235)	(86,643)
Dividends paid on preferred stock	(5,850)	(5,850)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(1,126)	(570)
Payments of debt issuance costs	(226)	(418)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(508)	(940)
Net cash (used in) provided by financing activities	(12,901)	428
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(348)	(5,989)
Net change in cash, cash equivalents, and restricted cash	49,801	19,897
Cash, cash equivalents, and restricted cash, beginning of year	64,564	64,303
Cash, cash equivalents, and restricted cash, end of period	$114,365	$84,200

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

We operate through three reportable segments: Pursuit, Spiro, and GES Exhibitions. Spiro and GES Exhibitions are both live event businesses and are referred to collectively as “GES.”

Pursuit

Pursuit is a collection of inspiring and unforgettable travel experiences that includes recreational attractions, hotels and lodges, food and beverage, retail, sightseeing, and ground transportation services. Pursuit comprises the Banff Jasper Collection, the Alaska Collection, the Glacier Park Collection, FlyOver, and Sky Lagoon.

Spiro

Spiro is an experiential marketing agency that partners with leading brands around the world to manage and elevate their global experiential marketing activities. Spiro builds immersive experiences with its clients starting with the strategic plan, creating the content and design, and finishing with the delivery and execution. Spiro also delivers a broad range of unique and impactful experiences for its clients, including meetings and events, exhibition and program management, environments and permanent installations, brand and product activations, and marketing and measurement.

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

1/1/2023

We provide disclosure about supplier finance programs in Note 12 - Debt and Finance Obligations under the heading “Financing arrangements.” The required rollforward requirement is effective in the first quarter of 2024. The adoption of this new standard on January 1, 2023, did not otherwise have a material impact on our related disclosures.

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

Cash, cash equivalents, and restricted cash balances presented in the Condensed Consolidated Statements of Cash Flows consist of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$106,268	$59,719
Restricted cash included in other current assets	8,097	4,845
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$114,365	$64,564

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

We consider noncontrolling interests with redemption features that are not solely within our control to be redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 56.4% equity ownership interest in Esja Attractions ehf. (“Esja”), which owns the FlyOver Iceland attraction. The Esja shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered mezzanine equity and we report it between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Condensed Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to accumulated deficit and is included in our income per share. Refer to Note 23 – Noncontrolling Interests – Redeemable and Non-redeemable for additional information.

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

Leases

We recognize a right-of-use (“ROU”) asset and lease liability on the Condensed Consolidated Balance Sheets and classify leases as either finance or operating leases. The classification of the lease determines whether we recognize the lease expense on an effective interest method basis (finance lease) or on a straight-line basis (operating lease) over the lease term. In determining whether an agreement contains a lease, we consider if we have a right to control the use of the underlying asset during the lease term in exchange for an obligation to make lease payments arising from the lease. We recognize ROU assets and lease liabilities at commencement date, which is when the underlying asset is available for use to a lessee, based on the present value of lease payments over the lease term.

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2022	$44,757
Cash additions	185,615
Revenue recognized	(147,819)
Foreign exchange translation adjustment	(9)
Balance at September 30, 2023	$82,544

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

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2022	$16,568
Additions	57,186
Expenses	(37,920)
Foreign exchange translation adjustment	(41)
Balance at September 30, 2023	$35,793

As of September 30, 2023, capitalized contract costs consisted of $2.3 million to obtain contracts and $33.5 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three and nine months ended September 30, 2023 or 2022.

Disaggregation of Revenue

The following tables disaggregate Pursuit and GES revenue by major service and product lines, timing of revenue recognition, and markets served:

Pursuit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Services:
Ticket revenue	$71,741	$60,825	$122,545	$99,364
Rooms revenue	48,674	42,453	78,370	69,915
Transportation	6,010	6,251	11,644	11,185
Other	8,994	7,581	13,694	11,968
Total services revenue	135,419	117,110	226,253	192,432
Products:
Food and beverage	28,394	25,105	47,897	41,369
Retail operations	23,127	21,581	33,927	31,378
Total products revenue	51,521	46,686	81,824	72,747
Total revenue	$186,940	$163,796	$308,077	$265,179

Timing of revenue recognition:
Services transferred over time	$135,419	$117,110	$226,253	$192,432
Products transferred at a point in time	51,521	46,686	81,824	72,747
Total revenue	$186,940	$163,796	$308,077	$265,179

Markets:
Banff Jasper Collection	$96,503	$80,829	$161,022	$134,121
Alaska Collection	26,846	25,591	40,000	39,407
Glacier Park Collection	42,806	41,080	57,991	55,670
FlyOver	9,675	8,276	22,550	18,285
Sky Lagoon	11,110	8,020	26,514	17,696
Total revenue	$186,940	$163,796	$308,077	$265,179

GES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Service lines:
Spiro	$58,887	$73,277	$199,617	$205,518
GES Exhibitions	122,115	147,872	446,146	414,303
Intersegment eliminations	(2,043)	(2,224)	(6,839)	(5,716)
Total revenue	$178,959	$218,925	$638,924	$614,105

Timing of revenue recognition:
Services transferred over time	$149,700	$189,089	$539,345	$519,036
Products transferred over time(1)	13,518	11,231	42,497	35,194
Products transferred at a point in time	15,741	18,605	57,082	59,875
Total revenue	$178,959	$218,925	$638,924	$614,105

Geographical markets:
North America	$148,569	$186,787	$506,816	$505,484
EMEA	42,325	43,088	154,506	127,435
Intersegment eliminations	(11,935)	(10,950)	(22,398)	(18,814)
Total revenue	$178,959	$218,925	$638,924	$614,105

(1)
GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan, as amended (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we reserved 1,750,000 shares of common stock for issuance under the 2017 Plan. On May 24, 2022, we amended and restated the 2017 Plan, which among other things, increased the number of shares reserved for issuance under the 2017 Plan by 840,000 shares, bringing the total number of reserved shares to 2,590,000. As of September 30, 2023, there were 879,550 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Performance-based restricted stock units	$845	$16	$2,486	$735
Restricted stock awards and restricted stock units	1,540	1,705	4,864	5,054
Stock options	350	808	1,297	2,209
Share-based compensation expense before income tax	2,735	2,529	8,647	7,998
Income tax benefit(1)	(34)	(31)	(100)	(78)
Share-based compensation expense, net of income tax	$2,701	$2,498	$8,547	$7,920
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

The components of inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Raw materials	$979	$1,403
Finished goods	9,718	9,382
Inventories	$10,697	$10,785

Note 6. Other Current Assets

Other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Restricted cash	$8,097	$4,845
Prepaid software maintenance	6,552	4,650
Prepaid project deposit	3,615	3,615
Prepaid vendor payments	2,982	2,084
Prepaid taxes	1,841	142
Income tax receivable	277	322
Prepaid other	2,218	1,836
Other	2,095	1,483
Other current assets	$27,677	$18,977

Note 7. Property and Equipment, Net

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Land and land interests	$30,944	$30,902
Buildings and leasehold improvements	433,421	409,852
Equipment and other	442,708	413,485
Gross property and equipment	907,073	854,239
Accumulated depreciation	(392,169)	(362,195)
Property and equipment, net (excluding finance leases)	514,904	492,044
Finance lease ROU assets, net	56,468	57,534
Property and equipment, net	$571,372	$549,578

Depreciation expense was $10.1 million during the three months ended September 30, 2023 and $31.0 million during the nine months ended September 30, 2023. Depreciation expense was $10.5 million during the three months ended September 30, 2022 and $32.3 million during the nine months ended September 30, 2022.

Capitalized interest was $0.6 million during the three months ended September 30, 2023 and $1.3 million during the nine months ended September 30, 2023. Capitalized interest was $0.1 million during the three months ended September 30, 2022 and $2.7 million during the nine months ended September 30, 2022, which was primarily related to the development of Pursuit’s FlyOver attractions.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Self-insured liability receivable	$8,211	$8,211
Other mutual funds	3,898	3,490
Contract costs	1,673	2,237
Other	3,921	3,519
Other investments and assets	$17,703	$17,457

Note 9. Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2022	$121,429
Foreign currency translation adjustments	125
Other(1)	41
Balance at September 30, 2023	$121,595

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

Other intangible assets consisted of the following:

		September 30, 2023			December 31, 2022
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	7.8	$34,574	$(29,317)	$5,257	$37,194	$(30,109)	$7,085
Operating contracts and licenses	33.6	39,740	(4,412)	35,328	38,993	(3,504)	35,489
In-place lease	33.0	14,418	(1,705)	12,713	14,420	(1,404)	13,016
Tradenames	3.5	5,545	(3,852)	1,693	5,546	(3,324)	2,222
Other	4.4	769	(188)	581	770	(163)	607
Total amortized intangible assets		95,046	(39,474)	55,572	96,923	(38,504)	58,419
Indefinite-lived intangible assets:
Business licenses		566	—	566	566	—	566
Other intangible assets, net		$95,612	$(39,474)	$56,138	$97,489	$(38,504)	$58,985

Intangible asset amortization expense (excluding amortization expense of ROU assets) was $1.3 million during the three months ended September 30, 2023 and $3.6 million during the nine months ended September 30, 2023. Intangible asset amortization expense was $1.4 million during the three months ended September 30, 2022 and $4.0 million during the nine months ended September 30, 2022.

At September 30, 2023, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2023	$1,032
2024	3,635
2025	2,337
2026	2,304
2027	1,907
Thereafter	44,357
Total	$55,572

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Continuing operations:
Foreign income taxes payable	$9,036	$8,354
Accrued sales and use taxes and personal property taxes	9,202	4,082
Accrued concession fees	6,525	4,297
Commissions payable	5,460	5,059
Self-insured liability	4,497	4,909
Accrued employee benefit costs	4,043	4,920
Current portion of pension and postretirement liabilities	1,258	1,426
Accrued professional fees	1,180	898
Accommodation service deposits	991	2,208
Other	6,925	4,958
Total continuing operations	49,117	41,111
Discontinued operations:
Self-insured liability	92	458
Environmental remediation liabilities	25	46
Other	1,000	38
Total discontinued operations	1,117	542
Total other current liabilities	$50,234	$41,653

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Continuing operations:
Foreign deferred tax liability	$26,121	$27,564
Multi-employer pension plan withdrawal liability	13,462	13,815
Self-insured excess liability	8,211	8,211
Self-insured liability	6,796	5,028
Accrued compensation	5,176	4,977
Accrued restructuring	2,686	3,245
Other	1,973	3,071
Total continuing operations	64,425	65,911
Discontinued operations:
Environmental remediation liabilities	2,163	2,177
Self-insured liability	1,737	1,631
Other	—	305
Total discontinued operations	3,900	4,113
Total other deferred items and liabilities	$68,325	$70,024

Note 12. Debt and Finance Obligations

The components of debt and finance obligations consisted of the following:

	September 30,	December 31,
(in thousands, except interest rates)	2023	2022
2021 Credit Facility - Term Loan B, 10.8% interest rate at September 30, 2023 and 9.4% at December 31, 2022, due through 2028(1)	$392,000	$395,000
Jasper Term Loan, 6.5% interest rate at September 30, 2023, due through 2028(1)	12,367	—
Jasper Revolving Credit Facility, 9.5% weighted-average interest rate at September 30, 2023, due through 2028(1)	5,164	—
Forest Park Hotel Construction Loan, 8.8% interest rate at December 31, 2022(1)	—	11,491
FlyOver Iceland Credit Facility, 8.7% interest rate at September 30, 2023 and 6.9% at December 31, 2022, due through 2027(1)	4,108	4,965
FlyOver Iceland Term Loans, 13.7% weighted-average interest rate at September 30, 2023 and 10.1% at December 31, 2022, due through 2024(1)	500	594
Less unamortized debt issuance costs	(9,273)	(11,848)
Total debt	404,866	400,202
Finance lease obligations, 9.2% weighted-average interest rate at September 30, 2023 and 9.1% at December 31, 2022, due through 2067	63,506	64,729
Financing arrangements	—	5,013
Total debt and finance obligations (2)(3)	468,372	469,944
Current portion	(8,191)	(13,192)
Long-term debt and finance obligations	$460,181	$456,752
(1)
Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.
(2)
The estimated fair value of total debt and finance leases was $326.7 million as of September 30, 2023 and $301.8 million as of December 31, 2022. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 14 – Fair Value Measurements for additional information.
(3)
Cash paid for interest on debt was $35.7 million during the nine months ended September 30, 2023 and $23.7 million during the nine months ended September 30, 2022.

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

Revolving Credit Facility

The Revolving Credit Facility has a maturity date of July 30, 2026. As of September 30, 2023, capacity remaining under the Revolving Credit Facility was $95.0 million, reflecting $100.0 million total facility size, less $5.0 million in outstanding letters of credit.

In addition to borrowing based on one, three, six, or twelve month SOFR tenors (plus additional credit spread adjustments as detailed above under “LIBOR Transition Amendment”), we also have the option to borrow based on the “Base Rate”, which for any day is a fluctuating rate equal to the highest of the Fed Funds Rate plus 0.50%, Bank of America’s publicly announced “prime rate”, and SOFR plus 1.00%. Credit spreads for SOFR and Base Rate borrowings are based on Viad’s total net leverage ratio and range from 2.50% to 3.50% for SOFR borrowings and from 1.50% to 3.50% for Base Rate borrowings. Additionally, a 1.00% floor applies to the Base Rate.

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

•
Maintain a total net leverage ratio of not greater than 4.00 to 1.00; and
•
Maintain an interest coverage ratio of not less than 2.00 to 1.00.

As of September 30, 2023, our total net leverage ratio was 2.54 to 1.00, the interest coverage ratio was 2.97 to 1.00, and we were in compliance with all covenants under the Revolving Credit Facility.

In addition to U.S. dollar borrowings, we may borrow funds on the Revolving Credit Facility in Canadian Dollars based on the Canadian Dollar Offered Rate, Pound Sterling based on the Sterling Overnight Index Average, and Euros based on the Euro Interbank Offered Rate, plus applicable credit spreads. No such borrowings had been made as of September 30, 2023.

On October 6, 2023, we entered into a third amendment to the 2021 Credit Facility, which among other things: increased the principal amount of the Revolving Credit Facility by $70 million, bringing the total amount of revolving capacity to $170 million. In connection with the amendment, we prepaid $70 million of the outstanding balance on our existing Term Loan B using $60 million from the Revolving Credit Facility and $10 million of cash from the Company’s balance sheet. The credit spread on the Term Loan B is 5.00% for SOFR borrowings, which is 200 basis points higher than the current credit spread on our Revolving Credit Facility. Refer to Note 25 – Subsequent Event for additional information.

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

The construction loan facility required interest only payments at Canada Prime plus 2.35% through January 31, 2023, at which time it was converted to a 6.5% fixed rate term loan. On May 16, 2023, Pursuit entered into an amendment to the Forest Park Hotel Construction

Loan Facility wherein the loan was converted into a $27.0 million Canadian dollar (approximately $20.0 million U.S. dollars) credit facility (the “Jasper Credit Facility”). See below for additional details.

Jasper Credit Facility

The Jasper Credit Facility provides for a $17.0 million Canadian dollar term loan (“Jasper Term Loan”) and a $10.0 million Canadian dollars revolving credit facility (“Jasper Revolving Credit Facility”). The Jasper Credit Facility matures on January 31, 2028.

The Jasper Revolving Credit Facility carries financial covenants as follows:

•
Maintain a pre-compensation fixed-charge coverage ratio of not less than 1.30 to 1.00 during all periods; and
•
Maintain a post-compensation fixed-charge coverage ratio of not less than 1.10 to 1.00 during all periods.

As of September 30, 2023, the pre-compensation and post-compensation fixed-charge coverage ratio was 3.91 to 1.00, and Pursuit was in compliance with all covenants under the Jasper Credit Facility.

Jasper Term Loan

The proceeds of the Jasper Term Loan reflect the outstanding balance of the Forest Park Construction Loan Facility at the time it was converted to the Jasper Term Loan of $16.8 million Canadian dollars. The Jasper Term Loan bears interest at a 6.5% fixed rate.

Jasper Revolving Credit Facility

The proceeds of the Jasper Revolving Credit Facility will be used to fund capital improvements. As of September 30, 2023, capacity remaining under the Jasper Revolving Credit Facility was $3.0 million Canadian dollars (approximately $2.2 million U.S. dollars). The Jasper Revolving Credit Facility bears interest at the Canadian Prime Rate plus 2.25%.

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

FlyOver Iceland entered into an addendum effective December 1, 2021 wherein the principal payments were deferred for twelve months beginning December 1, 2021, with the first payment due December 1, 2022. The addendum extended the maturity date to March 1, 2025, which was further extended to September 1, 2027 by way of an option as permitted in the addendum, and provided for a semi-annual waiver of certain covenants through June 30, 2022 with the first testing date as of December 31, 2022. Conditions to the addendum included securing additional capital of ISK 75.0 million (approximately $0.6 million), which was completed in January 2022, in order to strengthen FlyOver Iceland’s liquidity position. There were no other changes to the terms of the FlyOver Iceland Credit Facility. Effective November 2, 2022, FlyOver Iceland received a financial covenant waiver for the 2022 through 2023 testing periods.

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

We designated the interest rate cap as a cash flow hedge designed to hedge the variability of the SOFR-based interest payments on the Term Loan B. Changes in the fair value of the interest rate cap are recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the Condensed Consolidated Balance Sheets. Amounts accumulated in AOCI are reclassified to “Interest expense, net” in the Condensed Consolidated Statements of Operations when the hedged item affects earnings. We recognized $0.1 million of unrealized losses in AOCI during the three months ended September 30, 2023 and unrealized gains of $0.3 million during the nine months ended September 30, 2023. We reclassified approximately $0.3 million to Interest expense, net, during the three months ended September 30, 2023 and $0.4 million during the nine months ended September 30, 2023. We estimate that $1.2 million will be reclassified to earnings within the next 12 months.

The fair value of the interest rate cap is as follows:

		September 30,	December 31,
(in thousands)	Classification	2023	2022
Derivatives designated as hedging instruments
Interest rate cap - short-term	Other current assets	$421	$—
Interest rate cap - long-term	Other investments and assets	136	—
Total derivatives designated as hedging instruments		$557	$—

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value.

The fair value of assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$3,898	$3,898	$—	$—
Interest rate cap (2)	557	—	557	—
Total assets at fair value on a recurring basis	$4,455	$3,898	$557	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$3,490	$3,490	$—	$—
Total assets at fair value on a recurring basis	$3,490	$3,490	$—	$—

(1)
We include other mutual funds in “Other investments and assets” in the Condensed Consolidated Balance Sheets.
(2)
Refer to Note 13 - Derivative.

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. Refer to Note 12 – Debt and Finance Obligations for the estimated fair value of debt obligations.

Note 15. Income Per Share

The components of basic and diluted income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income attributable to Viad	$41,271	$38,121	$31,363	$28,959
Less: Allocation to participating securities	(9,522)	(9,368)	(6,194)	(5,991)
Convertible preferred stock dividends paid in cash	(1,950)	(1,950)	(5,850)	(5,850)
Adjustment to the redemption value of redeemable noncontrolling interest	—	—	—	(763)
Net income allocated to Viad common stockholders (basic)	$29,799	$26,803	$19,319	$16,355
Add: Allocation to participating securities	98	94	44	46
Net income allocated to Viad common stockholders (diluted)	$29,897	$26,897	$19,363	$16,401

Basic weighted-average outstanding common shares	20,885	20,612	20,825	20,567
Additional dilutive shares related to share-based compensation	289	277	200	214
Diluted weighted-average outstanding shares	21,174	20,889	21,025	20,781
Income per share:
Basic income per common share attributable to Viad common stockholders	$1.43	$1.30	$0.93	$0.80
Diluted income per common share attributable to Viad common stockholders	$1.41	$1.29	$0.92	$0.79

Diluted income per common share is calculated using the more dilutive of the two-class method or if-converted method. The two-class method uses net income available to common stockholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income available to common stockholders and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. We apply the two-class method in calculating income per common share as unvested share-based payment awards that contain nonforfeitable rights to dividends and preferred stock are considered participating securities. Accordingly, such securities are included in the earnings allocation in calculating income per share. The adjustment to the carrying value of the redeemable noncontrolling interest is reflected in income per common share.

We excluded the following weighted-average potential common shares from the calculations of diluted net income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Unvested restricted share-based awards	4	2	42	29
Unvested performance share-based awards	159	—	125	11
Stock options	372	138	372	216

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

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Dividends paid-in-kind increase the redemption value of the preferred stock. The redemption value of the preferred stock was $141.8 million as of each of September 30, 2023 and December 31, 2022. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the nine months ended September 30, 2023, $5.9 million of dividends were declared, all of which were paid in cash. We intend to pay preferred stock dividends in cash for the foreseeable future.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. In March 2020, our Board of Directors suspended our share repurchase program. As of September 30, 2023, 546,283 shares remain available for repurchase under all prior authorizations.

Note 17. Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Unrealized Gain on Interest Rate Cap	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(42,983)	$(4,202)	$—	$(47,185)
Other comprehensive income before reclassifications	110	—	556	666
Amounts reclassified from AOCI, net of tax	—	104	(240)	(136)
Net other comprehensive income	110	104	316	530
Balance at September 30, 2023	$(42,873)	$(4,098)	$316	$(46,655)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(16,162)	$(11,267)	$(27,429)
Other comprehensive loss before reclassifications	(34,977)	—	(34,977)
Amounts reclassified from AOCI, net of tax	—	977	977
Net other comprehensive income (loss)	(34,977)	977	(34,000)
Balance at September 30, 2022	$(51,139)	$(10,290)	$(61,429)

Amounts reclassified from AOCI that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 19 – Pension and Postretirement Benefits for additional information.

Note 18. Income Taxes

The effective tax rate was 15.6% for the three months ended September 30, 2023 and 25.3% for the nine months ended September 30, 2023. The effective tax rate was 17.4% for the three months ended September 30, 2022 and 23.4% for the nine months ended September 30, 2022.

The income tax provision for 2023 was computed based on our estimated Annualized Effective Tax Rate (“AETR”) and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The amount and change of pre-tax income and loss recognized between jurisdictions impacted the reported effective tax rate for the three months and nine months ended September 30, 2023 as we do not recognize a tax benefit on losses in the United States and other European countries where we have a valuation allowance while recognizing tax expense in Canada, Netherlands, Saudi Arabia, and Iceland. The rate was lower than the 21% federal rate for the three months ended September 30, 2023 and higher than 21% for the nine months ended September 30, 2023 due to the mix of income in jurisdictions where we have recorded a valuation allowance and the change in income or loss in those jurisdictions.

The effective tax rate for the nine months ended on September 30, 2023 was further impacted by the release of $2.1 million of our valuation allowance during the first quarter on the deferred tax assets recorded on certain U.S. separate state filing, partially offset by $0.8 million of foreign withholding taxes where no benefit of the foreign tax credit was recorded.

We paid net cash for income taxes of $3.3 million during the three months ended September 30, 2023 and $16.0 million during the nine months ended September 30, 2023. We received net cash refunds of $2.1 million during the three months ended September 30, 2022 and $1.3 million during the nine months ended September 30, 2022.

Note 19. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended September 30, 2023 and 2022 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$4	$5	$44	$75
Interest cost	212	109	74	26	94	78
Expected return on plan assets	(15)	21	—	—	(87)	(97)
Amortization of prior service credit	(13)	—	27	23	—	—
Recognized net actuarial loss (gain)	77	65	(62)	(160)	35	34
Net periodic benefit cost (income)	$261	$195	$43	$(106)	$86	$90
Settlement cost	—	—	—	—	—	—
Total expenses (income)	$261	$195	$43	$(106)	$86	$90

The components of net periodic benefit cost of our pension and postretirement benefit plans for the nine months ended September 30, 2023 and 2022 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$16	$25	$132	$236
Interest cost	634	359	260	134	277	245
Expected return on plan assets	(95)	70	—	—	(259)	(320)
Amortization of prior service credit	(29)	—	85	67	—	—
Recognized net actuarial (gain) loss	219	333	(150)	(114)	102	105
Net periodic benefit cost	$729	$762	$211	$112	$252	$266
Settlement cost	—	115	—	—	—	533
Total expenses	$729	$877	$211	$112	$252	$799

We expect to contribute $0.6 million to our funded pension plans, $0.8 million to our unfunded pension plans, and $0.7 million to our postretirement benefit plans in 2023. During the nine months ended September 30, 2023, we contributed $0.5 million to our funded pension plans, $0.6 million to our unfunded pension plans, and $0.4 million to our postretirement benefit plans.

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

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2022	$1,609	$1,818	$12	$3,439
Restructuring charges	460	456	209	1,125
Cash payments	(426)	(548)	(223)	(1,197)
Adjustment to liability	—	10	2	12
Balance at September 30, 2023	$1,643	$1,736	$—	$3,379

As of September 30, 2023, $1.5 million of the liabilities related to severance and employee benefits and $1.5 million of liabilities related to facilities will remain unpaid by the end of 2023. The liabilities related to facilities primarily include dilapidations and non-lease expenses that will be paid over the remaining lease terms. Refer to Note 24 – Segment Information for information regarding restructuring charges by segment.

Note 21. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		September 30,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2023	2022
Assets:
Operating lease ROU assets	Operating lease ROU assets	$112,763	$102,777
Finance lease ROU assets	Property and equipment, net	56,468	57,534
Total lease ROU assets		$169,231	$160,311

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$14,854	$13,463
Finance lease obligations	Current portion of debt and finance obligations	2,680	2,978
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	110,067	101,297
Finance lease obligations	Long-term debt and finance obligations	60,826	61,751
Total lease liabilities		$188,427	$179,489

The components of lease expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Finance lease cost:
Amortization of ROU assets	$1,092	$1,060	$3,196	$3,156
Interest on lease liabilities	1,430	1,478	4,267	4,380
Operating lease cost	6,753	6,426	19,546	18,452
Short-term lease cost	1,431	968	2,816	2,081
Variable lease cost	1,220	1,420	3,958	3,966
Total lease cost, net	$11,926	$11,352	$33,783	$32,035

Other information related to operating and finance leases are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,862	$5,480	$20,183	$17,347
Operating cash flows from finance leases	$1,512	$1,551	$4,564	$4,517
Financing cash flows from finance leases	$687	$854	$2,415	$2,451
ROU assets obtained in exchange for lease obligations:
Operating leases	$5,803	$8,095	$23,390	$18,806
Finance leases(1)	$433	$805	$796	$5,129

(1)
Includes terminations of equipment finance leases that occurred during the first quarter of 2023.

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	7.80	8.51
Finance leases	33.94	34.07
Weighted-average discount rate:
Operating leases	7.87%	7.25%
Finance leases	9.16%	9.12%

As of September 30, 2023, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2023	$3,983	$2,136	$6,119
2024	27,391	8,052	35,443
2025	25,157	7,227	32,384
2026	24,255	6,552	30,807
2027	20,752	6,250	27,002
Thereafter	70,664	180,718	251,382
Total future lease payments	172,202	210,935	383,137
Less: Amount representing interest	(47,281)	(147,429)	(194,710)
Present value of minimum lease payments	124,921	63,506	188,427
Current portion	(14,854)	(2,680)	(17,534)
Long-term portion	$110,067	$60,826	$170,893

As of September 30, 2023, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
Remainder of 2023	$869
2024	1,925
2025	1,722
2026	1,562
2027	918
Thereafter	2,838
Total minimum rents	$9,834

Lease Not Yet Commenced

As of September 30, 2023, we had executed a facility lease for which we did not have control of the underlying assets. Accordingly, we did not record the lease liability and ROU asset on our Condensed Consolidated Balance Sheets. This lease is for a new FlyOver attraction, FlyOver Canada Toronto. The lease commencement date was originally planned for 2023, however, it has been postponed due to permitting and other related delays. Upon commencement date, it will have a lease term of 20 years.

Note 22. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of September 30, 2023 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of September 30, 2023, we had recorded environmental remediation liabilities of $2.2 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of September 30, 2023, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of September 30, 2023 would be approximately $86.0 million. These guarantees relate to our leased equipment and facilities through January 2044. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

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

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $11.3 million as of September 30, 2023, which includes $6.7 million related to workers’ compensation liabilities, and $4.6 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $1.8 million as of September 30, 2023. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.5 million as of September 30, 2023. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.2 million for the three months ended September 30, 2023 and $3.4 million for the nine months ended September 30, 2023 and $0.9 million for the three months ended September 30, 2022 and $3.5 million for the nine months ended September 30, 2022.

In addition, as of September 30, 2023, we have recorded insurance liabilities of $8.2 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.4 million is related to workers’ compensation liabilities and $1.8 million is related to general/auto liability claims, which is recorded in “Other deferred items and liabilities” in the Condensed Consolidated Balance Sheets with a corresponding receivable in “Other investments and assets.”

Note 23. Noncontrolling Interests – Redeemable and Non-redeemable

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership increased to 56.4% as of September 30, 2023. Through Esja and its wholly-owned subsidiary, we are operating the FlyOver Iceland attraction.

The minority Esja shareholders have the right to sell (or “put”) their Esja shares to us based on a multiple of 5.0x EBITDA as calculated on the trailing 12 months from the most recently completed quarter before the put option exercise. The put option is only exercisable after August 2022 (the “Reference Date”), and in the event the FlyOver Iceland attraction has earned a minimum of €3.25 million in unadjusted EBITDA during the most recent fiscal year and during the trailing 12-month period prior to exercise (the “Put Option Condition”). The put option is exercisable during a period of 12 months following the Reference Date (the “Option Period”) if the Put Option Condition has been met. If the Put Option Condition has not been met during the first Option Period, the Reference Date will be extended for an additional 12 months up to three times. If the Put Option Condition is met during any of the Option Periods, yet the shares are not exercised prior to the end of the 12-month Option Period, the put option will expire. The Put Option Condition has not been met as of September 30, 2023. If the FlyOver Iceland attraction has not achieved the Put Option Condition by December 31, 2024, the put option expires.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2022	$4,956
Net loss attributable to redeemable noncontrolling interest	(270)
Foreign currency translation adjustment	122
Balance at September 30, 2023	$4,808

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2022	$16,690	$55,702	$9,918	$82,310
Net income attributable to non-redeemable noncontrolling interest	2,268	3,733	2,220	8,221
Distributions to non-controlling interests	—	—	(1,126)	(1,126)
Foreign currency translation adjustments	(5)	(60)	352	287
Balance at September 30, 2023	$18,953	$59,375	$11,364	$89,692
Equity ownership interest that we do not own	20%	40%	49%

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

We measure the profit and performance of our operations on the basis of segment operating income which excludes restructuring charges, impairment charges, and certain other corporate expenses that are not allocated to the reportable segments. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations.

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Revenue:
Pursuit	$186,940	$163,796	$308,077	$265,179
GES:
Spiro	58,887	73,277	199,617	205,518
GES Exhibitions	122,115	147,872	446,146	414,303
GES intersegment eliminations	(2,043)	(2,224)	(6,839)	(5,716)
Total GES	178,959	218,925	638,924	614,105
Total revenue	$365,899	$382,721	$947,001	$879,284

Segment operating income (loss):
Pursuit	$81,375	$59,749	$72,074	$44,122
GES:
Spiro	179	3,720	11,632	18,328
GES Exhibitions	(5,529)	2,870	20,235	17,788
Total GES	(5,350)	6,590	31,867	36,116
Segment operating income	76,025	66,339	103,941	80,238
Corporate eliminations (1)	17	17	49	51
Corporate activities	(3,579)	(3,768)	(10,255)	(9,881)
ON Services sale purchase price adjustment	—	—	(204)	—
Interest expense, net	(12,476)	(10,252)	(37,081)	(23,890)
Other expense, net	(554)	(280)	(1,533)	(1,530)
Restructuring charges:
Pursuit	(192)	—	(201)	—
Spiro	(155)	(71)	(331)	(1,297)
GES Exhibitions	(125)	(1,316)	(585)	(2,140)
Corporate	(8)	—	(8)	(30)
Impairment charges:
GES Exhibitions	—	—	—	(583)
Income from continuing operations before income taxes	$58,953	$50,669	$53,792	$40,938

(1)
Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Additional information of our reportable segments is as follows:

	Three Months Ended		Nine Months Ended September 30,
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Depreciation:
Pursuit	$7,708	$7,501	$24,121	$23,149
Spiro	527	912	1,627	2,693
GES Exhibitions	1,830	2,058	5,148	6,419
Corporate	18	9	57	27
	$10,083	$10,480	$30,953	$32,288
Amortization:
Pursuit	$1,356	$1,351	$3,811	$3,846
Spiro	69	57	194	160
GES Exhibitions	920	1,068	2,749	3,148
	$2,345	$2,476	$6,754	$7,154
Capital expenditures:
Pursuit	$18,945	$20,178	$44,260	$48,888
Spiro	892	1,042	2,157	1,628
GES Exhibitions	2,703	1,898	8,301	4,146
Corporate and other	6	13	21	108
	$22,546	$23,131	$54,739	$54,770

We do not report total assets by segment because this is not a metric used to allocate resources or evaluate segment performance by our CODM.
Note 25. Subsequent Event

On October 6, 2023, we entered into a third amendment to the 2021 Credit Facility, which among other things:

•
increased the principal amount of the Revolving Credit Facility by $70 million, bringing the total amount of revolving capacity to $170 million, and
•
added Brewster Inc., an Alberta corporation and a wholly-owned subsidiary of the Company, as a co-borrower.

In connection with the amendment, we prepaid $70 million of the outstanding balance on our existing Term Loan B using $60 million from the Revolving Credit Facility and $10 million of cash from the Company’s balance sheet. The credit spread on the Term Loan B is 5.00% for SOFR borrowings, which is 200 basis points higher than the current credit spread on our Revolving Credit Facility.

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

Current Macroeconomic Factors

International tourism and live event activity continues to improve and demand for our products and services remains strong despite ongoing macroeconomic volatility. During the nine months ended September 30, 2023, we operated with little to no COVID-19 related disruptions, and supply chain and labor challenges continued to improve. Changes in macroeconomic factors, particularly high inflation and the resulting rise in interest rates, have increased our interest expense. Any future impacts from these and other macroeconomic developments on our operations cannot be predicted with certainty, but could have adverse effects on our business, financial condition, and results of operations.

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

Results of Operations

Financial Highlights

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except per share data)	2023	2022	% Change	2023	2022	% Change
Total revenue	$365,899	$382,721	(4.4)%	$947,001	$879,284	7.7%
Net income attributable to Viad	$41,271	$38,121	8.3%	$31,363	$28,959	8.3%
Segment operating income(1)	$76,025	$66,339	14.6%	$103,941	$80,238	29.5%
Diluted income per common share from continuing operations attributable to Viad common stockholders	$1.44	$1.29	11.6%	$0.96	$0.78	23.1%

(1)
Refer to Note 24 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

Three months ended September 30, 2023 compared with the three months ended September 30, 2022

•
Total revenue decreased $16.8 million during the three months ended September 30, 2023 primarily due to decreased revenue at GES of $40.0 million due to negative show rotation from major non-annual shows of approximately $50 million and the sale of substantially all of the assets of ON Services in December of 2022, which contributed revenue of $13.8 million during the three months ended September 30, 2022, offset in part by increased live event activity and new client wins at GES. Pursuit revenue increased $23.1 million primarily due to stronger international tourism in Western Canada and Iceland.
•
Net income attributable to Viad increased $3.2 million during the three months ended September 30, 2023, primarily driven by increased revenue and segment operating income at Pursuit, offset in part by higher interest expense, net, of $2.2 million during the 2023 period and lower revenue and segment operating results at GES.
•
Segment operating income increased $9.7 million during the three months ended September 30, 2023, primarily due to higher revenue at Pursuit as demand for its products and services increased, offset in part by lower revenue at GES due to negative show rotation from non-annual shows and the sale of substantially all of the assets of ON Services in December of 2022.

Nine months ended September 30, 2023 compared with the nine months ended September 30, 2022

•
Total revenue increased $67.7 million during the nine months ended September 30, 2023 primarily due to increased revenue at Pursuit of $42.9 million, which was driven by stronger international visitation. GES revenue increased $24.8 million primarily due to live event activity strength, offset in part by the sale of substantially all of the assets of ON Services in December of 2022, which contributed revenue of $37.8 million during the nine months ended September 30, 2022, and negative show rotation from major non-annual shows of approximately $33 million.
•
Net income attributable to Viad increased $2.4 million during the nine months ended September 30, 2023, primarily reflecting higher segment operating income, offset in part by higher interest expense, net, of $13.2 million, and higher income tax expense of $4.0 million.
•
Segment operating income increased $23.7 million during the nine months ended September 30, 2023, primarily due to higher revenue at Pursuit and GES.

Analysis of Revenue and Operating Results by Reportable Segment

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue(1):
Pursuit:
Attractions	$95,820	$81,330	17.8%	$162,850	$132,927	22.5%
Hospitality	84,345	75,327	12.0%	131,984	118,843	11.1%
Transportation	5,560	6,173	(9.9)%	10,974	11,298	(2.9)%
Other	1,215	966	25.8%	2,269	2,111	7.5%
Total Pursuit	$186,940	$163,796	14.1%	$308,077	$265,179	16.2%

Segment operating income(2):
Total Pursuit	$81,375	$59,749	36.2%	$72,074	$44,122	63.4%

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

Three months ended September 30, 2023 compared with the three months ended September 30, 2022

Pursuit revenue increased $23.1 million primarily due to increases in attractions revenue of $14.5 million and hospitality revenue of $9.0 million. The growth in attractions revenue was driven primarily by stronger international tourism to Western Canada and Iceland, as well as higher revenue per attraction visitor of 2.4%. The growth in hospitality revenue was driven primarily by revenue management efforts to drive stronger Revenue per Available Room (“RevPAR”) and increased guest demand in Western Canada, as well as higher ancillary revenue and an increase in room nights available of 2.7% with the addition of the Forest Park Alpine Hotel, which opened in August 2022.

Pursuit segment operating income increased $21.6 million from the prior year period primarily due to the increase in revenue, offset in part by the increase in operating costs to support higher business volume during the three months ended September 30, 2023.

Nine months ended September 30, 2023 compared with the nine months ended September 30, 2022

Pursuit revenue increased $42.9 million primarily due to increases in attractions revenue of $29.9 million and hospitality revenue of $13.1 million. The growth in attractions revenue was driven primarily by stronger international tourism to Western Canada and Iceland, as well as higher revenue per attraction visitor of 1.8%. The growth in hospitality revenue was driven primarily by revenue management efforts to drive stronger RevPAR and increased guest demand in Western Canada, as well as higher ancillary revenue and an increase in room nights available of 3.4% with the addition of the Forest Park Alpine Hotel, which opened in August 2022.

Pursuit segment operating income increased $28.0 million from the prior year period primarily due to the increase in revenue, offset in part by the increase in operating costs to support higher business volume during the nine months ended September 30, 2023.

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

The following table provides Pursuit’s key performance indicators:

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	1,668,203	28,623	1,639,580	1,450,559	30,879	—	1,419,680	15.0%	15.5%
Ticket revenue (in thousands)	$71,741	$2,265	$69,476	$60,825	$2,465	$821	$57,539	17.9%	20.7%
Effective ticket price	$43.01	$79.14	$42.37	$41.93	$79.82	$—	$40.53	2.6%	4.6%
Attractions revenue (in thousands)	$95,820	$4,325	$91,495	$81,330	$4,582	$1,127	$75,621	17.8%	21.0%
Revenue per attraction visitor	$57.44	$151.10	$55.80	$56.07	$148.38	$—	$53.27	2.4%	4.8%
Hospitality Key Performance Indicators:
Room nights available	202,356	10,212	192,144	197,065	7,484	—	189,581	2.7%	1.4%
Rooms revenue (in thousands)	$48,674	$3,281	$45,393	$42,453	$1,152	$565	$40,736	14.7%	11.4%
RevPAR	$240.54	$321.33	$236.24	$215.43	$153.90	$—	$214.88	11.7%	9.9%
Occupancy	89.6%	90.6%	89.5%	85.3%	39.5%	—	87.1%	4.3%	2.4%
ADR	$268.49	$354.60	$263.85	$252.62	$389.38	$—	$246.79	6.3%	6.9%
Hospitality revenue (in thousands)	$84,345	$3,554	$80,791	$75,327	$1,456	$726	$73,145	12.0%	10.5%

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	2,991,656	36,951	2,954,705	2,485,057	37,329	—	2,447,728	20.4%	20.7%
Ticket revenue (in thousands)	$122,545	$2,891	$119,654	$99,364	$2,945	$2,495	$93,924	23.3%	27.4%
Effective ticket price	$40.96	$78.25	$40.50	$39.98	$78.89	$—	$38.37	2.4%	5.5%
Attractions revenue (in thousands)	$162,850	$5,528	$157,322	$132,927	$5,399	$3,435	$124,093	22.5%	26.8%
Revenue per attraction visitor	$54.43	$149.60	$53.24	$53.49	$144.64	$—	$50.70	1.8%	5.0%
Hospitality Key Performance Indicators:
Room nights available	481,121	29,192	451,929	465,307	8,887	—	456,420	3.4%	(1.0)%
Rooms revenue (in thousands)	$78,370	$5,250	$73,120	$69,915	$1,469	$1,481	$66,965	12.1%	9.2%
RevPAR	$162.89	$179.83	$161.80	$150.25	$165.27	$—	$146.72	8.4%	10.3%
Occupancy	75.0%	68.9%	75.4%	71.8%	43.0%	—	72.4%	3.2%	3.0%
ADR	$217.09	$261.08	$214.49	$209.20	$384.30	$—	$202.69	3.8%	5.8%
Hospitality revenue (in thousands)	$131,984	$5,650	$126,334	$118,843	$1,885	$1,905	$115,053	11.1%	9.8%

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

Attractions. The increase in number of attractions visitors during the three and nine months ended September 30, 2023 was primarily driven by strengthening international tourism to Western Canada and Iceland. The increase in same-store effective ticket price during the three and nine months ended September 30, 2023 was driven by revenue management efforts.

Attractions ticket revenue on a same-store basis increased $11.9 million on a 15.5% increase in visitors and a 4.6% increase in effective ticket price during the three months ended September 30, 2023 and increased $25.7 million on a 20.7% increase in visitors and a 5.5% increase in effective ticket price during the nine months ended September 30, 2023.

Hospitality. The increase in room nights available during the three and nine months ended September 30, 2023 was primarily driven by the addition of the Forest Park Hotel, which opened in August 2022. The increase in RevPAR during the three and nine months ended September 30, 2023 was due to increases in ADR and occupancy primarily driven by revenue management efforts and increased guest demand in Western Canada.

During the three months ended September 30, 2023, rooms revenue on a same-store basis increased $4.7 million on a 9.9% increase in RevPAR and a 1.4% increase in room nights available. During the nine months ended September 30, 2023 rooms revenue on a same-store basis increased $6.2 million on a 10.3% increase in RevPAR and a 1.0% decrease in room nights available.

GES

The following table presents a comparison of GES’ reported revenue and segment operating income during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue:
GES:
Spiro	$58,887	$73,277	(19.6)%	$199,617	$205,518	(2.9)%
GES Exhibitions	122,115	147,872	(17.4)%	446,146	414,303	7.7%
Intersegment eliminations	(2,043)	(2,224)	8.1%	(6,839)	(5,716)	(19.6)%
Total GES	$178,959	$218,925	(18.3)%	$638,924	$614,105	4.0%
Segment operating income (loss)(1):
GES:
Spiro	$179	$3,720	(95.2)%	$11,632	$18,328	(36.5)%
GES Exhibitions	(5,529)	2,870	**	20,235	17,788	13.8%
Total GES	$(5,350)	$6,590	**	$31,867	$36,116	(11.8)%

(1)
Refer to Note 24 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Three months ended September 30, 2023 compared with the three months ended September 30, 2022

Spiro revenue decreased $14.4 million primarily due to negative show rotation from major non-annual shows of approximately $12 million during the three months ended September 30, 2023, and the sale of substantially all of the assets of ON Services in December of 2022, which contributed revenue of $6.7 million during the three months ended September 30, 2022, offset in part by higher revenue from existing clients and new client wins.

GES Exhibitions revenue decreased $25.8 million primarily due to negative show rotation from major non-annual shows of approximately $38 million during the three months ended September 30, 2023 and the sale of substantially all of the assets of ON Services in December of 2022, which contributed revenue of $7.1 million during the three months ended September 30, 2022, offset in part by same-show revenue growth of approximately 13.9% and higher revenue from new clients.

Spiro segment operating income decreased $3.5 million primarily due to decreased revenue.

GES Exhibitions segment operating loss was $5.5 million during the three months ended September 30, 2023 as compared to segment operating income of $2.9 million during the three months ended September 30, 2022. This decrease is primarily due to decreased revenue.

Nine months ended September 30, 2023 compared with the nine months ended September 30, 2022

Spiro revenue decreased $5.9 million primarily due to the sale of substantially all of the assets of ON Services in December of 2022, which contributed revenue of $20.9 million during the nine months ended September 30, 2022, offset in part by new clients obtained during 2023 and positive show rotation of approximately $3 million.

GES Exhibitions revenue increased $31.8 million, primarily due to same-show revenue growth of approximately 20.6% and higher revenue from new clients, offset in part by negative show rotation of approximately $36 million and the sale of substantially all of the assets of ON Services in December of 2022, which contributed revenue of $16.9 million during the nine months ended September 30, 2022.

Spiro segment operating income decreased $6.7 million primarily due to lower revenue and the restaffing of the workforce from pandemic levels.

GES Exhibitions segment operating income increased $2.4 million, primarily due to the increase in revenue, offset in part by the restaffing of the workforce from pandemic levels.

Other Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Corporate activities	$3,579	$3,768	(5.0)%	$10,255	$9,881	3.8%
ON Services sale purchase price adjustment	$—	$—	—	$204	$—	**
Interest expense, net	$12,476	$10,252	21.7%	$37,081	$23,890	55.2%
Other expense, net	$554	$280	97.9%	$1,533	$1,530	0.2%
Restructuring charges	$480	$1,387	(65.4)%	$1,125	$3,467	(67.6)%
Impairment charges	$—	$—	—	$—	$583	(100.0)%
Income tax expense	$9,173	$8,810	4.1%	$13,623	$9,587	42.1%
Income (loss) from discontinued operations	$(654)	$(42)	**	$(855)	$285	**

** Change is greater than +/- 100%

Interest Expense, net – The increase in interest expense during the three and nine months ended September 30, 2023 was primarily due to higher interest rates in 2023, and to a lesser extent to a $1.4 million reduction in capitalized interest recorded during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Restructuring Charges – The decrease in restructuring charges during the three and nine months ended September 30, 2023 reflects primarily our 2022 transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments.

Income Tax Expense – The effective tax rate was 15.6% for the three months ended September 30, 2023 and 17.4% for the three months ended September 30, 2022. The effective tax rate was 25.3% for the nine months ended September 30, 2023 and 23.4% for nine months ended September 30, 2022. The effective rate differed from the 21% federal rate for the three months ended September 30, 2023 and 2022 as a result of excluding the tax benefit in jurisdictions where we have a valuation allowance and the change in income or loss in those jurisdictions. The effective rate differed from the 21% federal rate for the nine months ended September 20, 2023 and 2022 also as a result of excluding tax benefits in certain jurisdictions and the mix of income or loss by jurisdiction, partially offset by the $2.1 million benefit taken in the first quarter of 2023 on certain separate U.S. state jurisdictions.

Income (Loss) from Discontinued Operations – The loss from discontinued operations during the three and nine months ended September 30, 2023 was primarily due to legal matters related to previously sold operations.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital outlays for at least the next 12 months and the longer term.

When assessing our current sources of liquidity, we include the following:

	September 30,	December 31,
(in thousands)	2023	2022
Unrestricted cash and cash equivalents(1)	$106,268	$59,719
Available capacity on Revolving Credit Facility(2)	95,039	86,670
Total available liquidity	$201,307	$146,389

(1)
As of September 30, 2023, we held $77.7 million of our cash and cash equivalents outside of the United States, consisting of $43.8 million in Canada, $12.5 million in Iceland, $8.9 million in the Netherlands, $5.0 million in the United Arab Emirates, $4.9 million in the United Kingdom, $2.2 million in Germany, and $0.4 million in other countries.
(2)
Includes our total Revolving Credit Facility of $100 million less outstanding letters of credit of $5.0 million as of September 30, 2023 and $13.3 million as of December 31, 2022.

Cash provided by operating activities, supplemented by our existing cash and cash equivalents, is our primary source of liquidity for funding our strategic business requirements. During the nine months ended September 30, 2023, net cash provided by operating activities was $116.6 million.

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

The Revolving Credit Facility carries financial covenants. On March 28, 2023, we entered into the Second Amendment to the 2021 Credit Facility, which modified the interest coverage financial covenant. As of September 30, 2023, we were in compliance with all covenants under the Revolving Credit Facility. Refer to Note 12 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

On October 6, 2023, we entered into a Third Amendment to the 2021 Credit Facility, which among other things: increased the principal amount of the Revolving Credit Facility by $70 million, bringing the total amount of revolving capacity to $170 million. In connection with the amendment, we prepaid $70 million of the outstanding balance on our existing Term Loan B using $60 million from the Revolving Credit Facility and $10 million of cash from the Company’s balance sheet. The credit spread on the Term Loan B is 5.00% for SOFR borrowings, which is 200 basis points higher than the current credit spread on our Revolving Credit Facility. Refer to Note 25 – Subsequent Event of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

Capital Expenditures

As of September 30, 2023, we have planned capital expenditures of approximately $80 million to $90 million for the next 12 months, including approximately $30 million on select growth projects, such as the development of FlyOver Chicago. We intend to continue making selective investments to advance Pursuit’s Refresh, Build, Buy growth strategy while maintaining a solid liquidity position.

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

Cash Flows

Operating Activities

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Net income	$39,314	$31,636
Depreciation and amortization	37,707	39,442
Deferred income taxes	(923)	(646)
(Income) loss from discontinued operations	855	(285)
Restructuring charges	1,125	3,467
Impairment charges	—	583
Gains on dispositions of property and other assets	(99)	(209)
Share-based compensation expense	8,647	7,998
Other non-cash items, net	4,423	11,894
Changes in operating assets and liabilities	25,505	11,605
Net cash provided by operating activities	$116,554	$105,485

Net cash provided by operating activities increased $11.1 million primarily due to improved segment operating results at Pursuit.

Investing Activities

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Capital expenditures	$(54,739)	$(54,770)
Cash paid for acquisitions, net	(41)	(25,494)
Proceeds from sale of ON Services	1,168	—
Proceeds from dispositions of property and other assets	108	237
Net cash used in investing activities	$(53,504)	$(80,027)

Net cash used in investing activities decreased $26.5 million primarily due to cash paid for the Glacier Raft Company acquisition in April of 2022.

Financing Activities

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Proceeds from borrowings	$49,044	$94,849
Payments on debt and finance obligations	(54,235)	(86,643)
Dividends paid on preferred stock	(5,850)	(5,850)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(1,126)	(570)
Payments of debt issuance costs	(226)	(418)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(508)	(940)
Net cash (used in) provided by financing activities	$(12,901)	$428

The change in net cash (used in) provided by financing activities of $13.3 million was primarily due to net debt payments of $5.2 million during the nine months ended September 30, 2023 compared to net debt proceeds of $8.2 million during the nine months ended September 30, 2022.

Debt and Finance Obligations

Refer to Note 12 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion, all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. Effective February 7, 2019, our Board of Directors authorized the repurchase of an additional 500,000 shares. As of September 30, 2023, 546,283 shares remained available for repurchase under all prior authorizations. In March 2020, our Board of Directors suspended our share repurchase program. The Board of Directors’ authorization does not have an expiration date.

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

“Segment operating income (loss)” is net income (loss) attributable to Viad before income (loss) from discontinued operations, corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment charges, and certain other corporate expenses and charges that are not allocated to the reportable segments, and the reduction for income (loss) attributable to noncontrolling interests. Segment operating income (loss) is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 24 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes.

We believe segment operating income (loss) is a useful operating metric as it eliminates potential variations arising from taxes, debt service costs, impairment charges, restructuring charges, the reduction of income (loss) attributable to non-controlling interests, and the effects of discontinued operations, resulting in an additional measure considered to be indicative of our ongoing operations and segment performance. Although we use segment operating income (loss) to assess the performance of our business, the use of this measure is limited because this measure does not consider material costs, expenses, and other items necessary to operate, or resulting from, our business. As segment operating income (loss) does not consider these items, net income attributable to Viad should be considered as an important measure of financial performance because it provides a more complete measure of our performance.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, United Arab Emirates, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of AOCI in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $42.9 million as of September 30, 2023 and $43.0 million as of December 31, 2022. We recorded unrealized foreign currency translation gains in other comprehensive income (loss) of $0.1 million during the nine months ended September 30, 2023 and unrealized foreign currency translation losses of $35.0 million during the nine months ended September 30, 2022.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of September 30, 2023, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $47.0 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Condensed Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, we did not have any outstanding foreign currency forward contracts.

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

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and issuer purchases of equity securities

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended September 30, 2023 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	—	$—	—	546,283
August 1, 2023 - August 31, 2023	—	$—	—	546,283
September 1, 2023 - September 30, 2023	—	$—	—	546,283
Total	—	$—	—	546,283

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

Item 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.1

Third Amendment, dated as of October 6, 2023, among the Company, Brewster Inc., as a co-borrower, the other loan parties party thereto, the lenders party thereto, the revolver increase lenders party thereto, the L/C issuers party thereto, the swing line lender and Bank of America, N.A., as administrative agent, which amends the Credit Agreement, dated as of July 30, 2021 (as amended by the First Amendment, dated as of March 23, 2022, and the Second Amendment, dated as of March 28, 2023), among the Company, Bank of America, N.A., as administrative agent, the swing line lender and the lenders and L/C issuers party thereto from time to time.

			8-K		10.1	10/11/2023

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	Inline XBRL Instance Document

101.SCH	****	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The Inline XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

November 3, 2023	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer and Duly Authorized Officer