Form 10-K
period 2023-12-31
VIAD CORP
filed 2024-03-01
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was approximately $541.2 million.

Registrant had 21,041,920 shares of Common Stock ($1.50 par value) outstanding as of February 26, 2024.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Viad Corp Annual Meeting of Shareholders scheduled for May 15, 2024, is incorporated by reference into Part III of this Annual Report.

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Tempe, AZ USA

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“2023 Form 10-K”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this 2023 Form 10-K, including the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7), and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A). Words, and variations of words, such as “aim,” “anticipate,” “believe,” “could,” “deliver,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “seek,” “target,” “will,” and similar expressions are intended to identify our forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, initiatives, intentions, or goals also are forward-looking statements. These forward-looking statements are not historical facts and are subject to a host of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those in the forward-looking statements.

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
•
sufficiency and cost of insurance coverage; and
•
compliance with laws governing the storage, collection, handling, and transfer of personal data and our exposure to legal claims and fines for data breaches or improper handling of such data.

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, refer to “Risk Factors” (Part I, Item 1A of this 2023 Form 10-K). The forward-looking statements in this 2023 Form 10-K are made as of the date hereof. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this 2023 Form 10-K except as required by applicable law or regulation.

Item 1. Business

We are a leading provider of extraordinary experiences, including hospitality and leisure activities, experiential marketing, and live events. Our mission is to drive significant and sustainable growth by delivering extraordinary experiences for our teams, clients, and guests.

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

Pursuit is a global attractions and hospitality company that owns and operates a collection of inspiring and unforgettable travel experiences in iconic destinations. Pursuit’s mission is to connect guests and staff to iconic places through unforgettable inspiring experiences. From world-class attractions, distinctive hotels, and engaging tours in stunning national parks and renowned global travel locations, Pursuit’s elevated attraction and hospitality experiences enable visitors to discover and connect with these iconic destinations. With a strategic direction to build an expanding portfolio of extraordinary experiences, Pursuit remains focused on refreshing, improving, and growing its collection in outstanding places around the globe. Pursuit draws its guests from major markets, including the United States, Canada, China, the United Kingdom, Australia/New Zealand, Asia Pacific, and Europe. Pursuit markets directly to consumers, as well as through distribution channels that include tour operators, tour wholesalers, destination management companies, and retail travel agencies. Pursuit comprises the following:

Banff Jasper Collection

The Banff Jasper Collection owns and operates attractions and hospitality experiences in the Canadian Rockies. Featuring lake cruises in Banff and Jasper National Parks, top-of-the-mountain views at the Banff Gondola, glacier exploration at the toe of the Columbia Icefield, the Glacier Skywalk and the Golden SkyBridge spanning over deep canyons, the collection offers visitors unique hotel experiences, attractions, culinary destinations, and retail offerings. The collection is also complemented by a sightseeing tour experience and transportation portfolio.

Alaska Collection

The Alaska Collection owns and operates attractions and hospitality experiences including wildlife safaris, whale watching, and glacier cruises complemented by unique lodging experiences in Denali and Kenai Fjords National Parks. From the port town of Seward, to the mountain town of Talkeetna, to the end of the road in Denali National Park, Pursuit offers a collection of unique attractions and hotels, complemented by culinary and retail services.

Glacier Park Collection

The Glacier Park Collection owns and operates attractions and hospitality experiences in and around Glacier and Waterton Lakes National Parks. The collection features a guided river rafting attraction, lodging, culinary and retail experiences, all designed to enable guests to experience both Montana and Southern Alberta’s stunning outdoors.

FlyOver Attractions

Pursuit’s FlyOver flight ride attractions provide guests with an exhilarating flying ride experience over iconic natural wonders, hard to reach locations, and picturesque scenery. Utilizing state-of-the-art ride and audio-visual technology, each FlyOver experience features moving ride vehicles with six degrees of motion, multi-sensory special effects, and a spherical screen that provides guests with a flight across stunning landscapes.

Sky Lagoon

Pursuit’s Sky Lagoon is an oceanfront geothermal lagoon located just minutes from Reykjavik, Iceland. It features an ocean-side infinity-edge in addition to cold pool and sauna experiences. It also features an in-lagoon bar, dining experiences and retail offerings.

Pursuit’s collection of experiences focuses on three distinct lines of business: Attractions (including food and beverage services and retail operations); Hospitality (including food and beverage services and retail operations); and Transportation.

Attractions

BANFF JASPER COLLECTION

Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. The Banff Gondola and the Sky Bistro restaurant, which is located at the top of the Banff Gondola, were 2023 Trip Advisor Travelers Choice award winners.

Lake Minnewanka Cruise provides guests a unique sightseeing experience through interpretive boat cruises on Lake Minnewanka in the Canadian Rockies. The Lake Minnewanka Cruise operations are located adjacent to the town of Banff and include boat tours, small boat rentals, and charter fishing expeditions. The Lake Minnewanka Cruise was a 2023 Trip Advisor Travelers Choice award winner.

Glacier Adventure is a tour of the Athabasca Glacier on the Columbia Icefield, which provides guests a view of one of the largest accumulations of ice and snow south of the Arctic Circle. Guests ride in a giant “Ice Explorer,” a unique vehicle specially designed for glacier travel. The Glacier Adventure was a 2023 Trip Advisor Travelers Choice award winner.

Columbia Icefield Skywalk is a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley, near our Glacier Adventure attraction in Jasper National Park, Alberta, Canada.

Maligne Lake Cruise provides interpretive boat tours at Maligne Lake, the largest lake in Jasper National Park, Alberta, Canada. In addition to boat tours, Maligne Lake has a marina and day lodge that offers food and beverage and retail services, an historic chalet complex and boat house that offers canoes, kayaks, and rowboats for rental. The Maligne Lake Cruise was a 2023 Trip Advisor Travelers Choice award winner.

Golden Skybridge is in the mountain town of Golden, British Columbia, which is 90 minutes from Banff. It consists of two suspension bridges that are connected through forested trails. The upper skybridge is 426 feet above the canyon floor while the lower skybridge is 262 feet above the canyon floor. The attraction also includes a zip line, a canyon challenge course, and a mountain coaster. The Golden Skybridge was a 2023 Trip Advisor Travelers Choice award winner.

Open Top Touring is a guided sightseeing tour of Banff with a historic twist. Guests ride in a custom-made, open-topped automobile inspired by local tours from the 1930s. Open Top Touring was a 2023 Trip Advisor Travelers Choice award winner.

ALASKA COLLECTION

Kenai Fjords Tours is a wildlife, whale watching, and glacier cruise, offering guests unforgettable sights of towering glaciers, humpback and grey whales, orcas, arctic birdlife, sea lions, seals, and porpoises in Kenai Fjords National Park. Tours range from a few hours to full days, with some tours including a culinary experience and visit to Fox Island. Kenai Fjords Tours was a 2023 Trip Advisor Travelers Choice award winner.

SKY LAGOON

Sky Lagoon is a 230-foot premium oceanfront geothermal lagoon that is located in Kársnes Harbour, Kópavogur, just minutes from Reykjavik. Sky Lagoon showcases expansive ocean vistas punctuated by awe-inspiring sunsets, Northern Lights, and dark sky views. Sky Lagoon was a 2023 Trip Advisor Travelers Choice award winner.

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
•
FlyOver Iceland is located in Reykjavik’s Grandi Harbour District.
•
FlyOver Las Vegas is located on Las Vegas Boulevard in Las Vegas, Nevada.
•
FlyOver Chicago, located near the front entrance of Chicago’s Navy Pier, is scheduled to open in March 2024.

GLACIER PARK COLLECTION

Glacier Raft Company provides guided river rafting trips in West Glacier, Montana.

Hospitality

BANFF JASPER COLLECTION		GLACIER PARK COLLECTION		ALASKA COLLECTION
Elk + Avenue Hotel	164 rooms	Glacier Park Lodge	162 rooms	Seward Windsong Lodge	216 rooms
Forest Park Woodland	152 rooms	Grouse Mountain Lodge	145 rooms	Talkeetna Alaskan Lodge	212 rooms
Lobstick Lodge	139 rooms	St. Mary Lodge	116 rooms	Denali Cabins	46 rooms
Mount Royal Hotel	133 rooms	Prince of Wales Hotel	86 rooms	Denali Backcountry Lodge	42 rooms
Chateau Jasper Hotel	119 rooms	Apgar Village Lodge & Cabins	48 rooms	Kenai Fjords Wilderness Lodge	8 rooms
The Crimson Hotel	99 rooms	West Glacier Village	18 rooms		524 rooms
Forest Park Alpine	88 rooms	Glacier Basecamp Lodge	29 rooms
Marmot Lodge	81 rooms	Belton Chalet	27 rooms
Pyramid Lake Resort	68 rooms	Motel Lake McDonald	27 rooms
Miette Mountain Cabins	56 rooms	Glacier Raft Co. Lodging	23 rooms
Glacier View Lodge	32 rooms	West Glacier RV Park & Cabins	25 rooms
	1,131 rooms		706 rooms

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

Pursuit Seasonality

Pursuit’s peak activity occurs during the summer months. During 2023, 79% of Pursuit’s revenue was earned in the second and third quarters.

Pursuit Competition

Pursuit generally competes based on location, uniqueness of facilities, service, quality, and price. Competition exists both locally and regionally across all three lines of business. The hospitality industry has a large number of competitors and competes for leisure travelers (both individual and tour groups) across the United States and Canada. Pursuit’s competitive advantages are its distinctive attractions, iconic destinations, and strong culture of hospitality and guest services.

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

Recent Pursuit Development

•
FlyOver Chicago, located near the front entrance of Chicago’s Navy Pier, is scheduled to open in March 2024.

GES is a global, full-service live events company offering a comprehensive range of services to the world’s leading brands and event organizers from the design and production of compelling, immersive live and digital experiences that engage audiences and build brand awareness, through to logistics, including material handling, rigging, electrical, and other on-site event services. GES’ mission is to create the most meaningful and memorable experiences for marketers, organizers, and attendees.

GES has a leading position in the United States, serving every major exhibition market, including Las Vegas, Chicago, and Orlando. Additionally, GES produces events at many of the most active and popular international event destinations and venues in the United Kingdom, Canada, the Middle East, the Netherlands, and Germany.

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

Spiro Competition

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

GES Exhibitions Competition

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

GES Seasonality and Show Rotation

GES’ live event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows. Some shows are not held annually and some shift between quarters. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next.

GES Strategic Transformation

Over the past few years, we accelerated our transformation and streamlining efforts at GES to significantly reduce costs and create a lower cost structure focused on servicing GES’ more profitable market segments.

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

Our Trademarks

Our United States registered trademarks and trademarks pending registration include Global Experience Specialists & design®, Spiro, GES®, Viad ®, GES Servicenter®, GES National Servicenter®, GES Connect®, GES Exhibit Ready®, GES Measurement & Insight®, GES Project Central,Trade Show Rigging TSR®, TSE Trade Show Electrical & design®, Earth Explorers®, Compass Direct®, ethnoMetrics®, FLYOVER® & design, FLYOVER Canada & design®, FLYOVER Iceland & design®, FLYOVER LAS VEGAS®, ONPEAK®, Above Banff®, , Kenai Fjords Wilderness Lodge® & design, Explore Rockies®, Denali Backcountry Adventure®, Denali Backcountry Lodge®, and Denali Cabins & design®

We also own or have the right to use many registered trademarks and trademarks pending registration outside of the United States, including GES®, Spiro®, ShowTech®, Visit®, Visit by GES®, Brewster Inc. & design®, Brewster Attractions Explore & design®, Brewster Hospitality Refresh & design®, Glacier Skywalk®, Above Banff®, Banff Gondola®, Explore Rockies®, FLYOVER & design®, FLYOVER ICELAND & design, FLYOVER Canada & design, Forest Park Hotel®, Mount Royal, GES Event Intelligence AG®, Pursuit®, by Pursuit®, Kaffi Grandi, Ský Lagoon®, Soaring Over Canada®, Elk + Avenue Hotel®, Brewster Epic Summer Pass®, and escape.connect.refresh.explore®.

Government Regulation and Compliance

The principal rules and regulations affecting our day-to-day business relate to our employees (such as regulations implemented by the Occupational Safety and Health Administration, equal employment opportunity laws, guidelines implemented pursuant to the Americans with Disabilities Act, and general federal and state employment laws), unionized labor (such as guidelines imposed by the National Labor Relations Act), United States and Canadian regulations relating to national parks (such as regulations established by Parks Canada, the United States Department of the Interior, and the United States National Park Service), United States and Canadian regulations relating to boating (such as regulations implemented by the United States Coast Guard and Canadian Coast Guard and state boating laws), transportation (such as regulations promulgated by the United States Department of Transportation and its state counterparts), and consumer and employee privacy regulations implemented by agencies in the jurisdictions where we operate.

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

We had the following number of employees as of December 31, 2023:

Number of Employees (1)
GES	2,765
Pursuit	1,237
Viad Corporate	33
Total	4,035
(1)
Includes 722 employees covered by collective bargaining agreements and excludes seasonal or temporary employees. The employees covered by collective bargaining agreements are largely used to staff GES’ shows, events, and production facilities pursuant to business demands. The transportation teams at Pursuit’s Banff Jasper Collection are covered by collective bargaining agreements, as well as the majority of our Iceland workforce. We believe that relations with our employees are good and that collective bargaining agreements expiring in 2024 will be renegotiated in the ordinary course of business without adverse effects on our operations.

GES hires temporary employees on a show-by-show basis. The number of temporary employees fluctuates depending on the size and location of the exhibition or event. Pursuit hires approximately 2,000 seasonal employees during the peak summer months to help operate its attractions and hospitality properties.

We are governed by a Board of Directors comprising eight non-employee directors and one employee director, and we have an executive management team with seven executive officers.

Diversity, equity, and inclusion

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

As part of our commitment to developing our employees and furthering their professional growth, we have programs in place including GES’ Business Development Mentor Program and newly launched training platforms for people leaders, including “Spiro.You” at Spiro, “Sales Leadership Program” at GES Exhibitions, and “Leaders’ Journey” at Pursuit. These programs connect employees with leaders within our organization and are designed to accelerate their career trajectory.

Our emphasis on a positive employee experience permeates throughout the organization and helps drive our success. For example, we conduct periodic employee engagement surveys to help us understand, recognize, and respect the diversity within our team. These surveys help shape our training and development plans to ensure we are maintaining an inclusive culture by engaging, developing, and retaining our talented team members across the globe.

We believe that diversity, equity, and inclusion (“DEI”) is an ongoing journey, and we are proud of our DEI achievements so far, yet also cognizant of the work we still have ahead.

We take pride in the diverse and talented group of people that make up our Board of Directors, executive management, and employees. We understand the value that a diverse workforce of varying genders, ethnicity, background, and experience brings to the Company and we are focused on improving diversity at all levels.

An important part of our work and how we will ensure continual progress is by monitoring our diversity metrics. Out of a total of eight non-employee Board members, two are minorities of which one is a female for a total of three females on the Board. In 2023, almost 50% of our overall global workforce was female.

Workplace safety

The safety and well-being of team members, clients, and guests is a leading core value. We believe that maintaining strong standards of health and safety improves employee productivity and operational efficiency and enhances employee well-being.

We have a responsibility to maintain a safe and healthy work environment. We take prompt action to correct unsafe or hazardous conditions; we promptly report work-related accidents and injuries in accordance with established procedures and applicable laws; we strive to follow all established work rules related to safety; and we educate our workers to ensure they understand the risks, know how to handle hazardous products safely, and are familiar with available information for all hazardous materials used.

Both Pursuit and GES have implemented business-specific programs that support our commitment to the safety and well-being of our team members, clients, and guests.

Pursuit’s Safety Promise is our commitment to the safety and well-being of our guests and staff. Through this program, we ensure that everyone feels safe when visiting or working at our experiences and that these places can continue to make a positive impact.

GES’ Always On Health and Safety Program was designed by our safety team to protect our employees, customers, partners, and event attendees. GES employees are committed to adhering to all local government and facility requirements and those established in conjunction with our partners and clients. Safe, reliable delivery of events is one of our most significant responsibilities.

In 2023, Viad had a global reportable incident rate of 1.2, which is below the U.S. industry standard average rate of 2.7. Global reportable incident rate is defined as employee incidents reportable in the operating jurisdiction. It is calculated as reportable incidents divided by payroll hours, multiplied by 200,000 to normalize the results. The overall industry average of incidence rates of non-fatal occupational injuries and illnesses for all industries including private, state, and local government, provided by U.S. Bureau of Labor Statistics 2022. Published data lags one calendar year. We continue to strive toward our goal of zero reportable incidents.

Always honest compliance and ethics program

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

Community involvement

Giving back to the community is very important to us. We are committed to making a positive impact within the communities we serve through educational programs such as GES’ Exhibition Sponsorships, volunteer services, and environmental/economic sustainable efforts in the community. Many of our locations pull together to volunteer and support local and national organizations. The Banff Jasper Collection was awarded the 2022 Corporate Citizen of the Year in Jasper, Alberta in recognition of its community building efforts. Pursuit also supported an exchange of learning and renewed its dedication to reconciliation with local Indigenous communities through a variety of initiatives and programs.

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

Our website address is www.viad.com. All of our Securities and Exchange Commission (“SEC”) filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. The information contained on our website is neither a part of, nor incorporated by reference into, this 2023 Form 10-K.

Item 1A. Risk Factors

Our operations and financial results are subject to known and unknown risks. As a result, past financial performance and historical trends may not be reliable indicators of our future performance.

Macroeconomic Risks

We are vulnerable to deterioration in general economic conditions. Our business is particularly sensitive to fluctuations in general economic conditions in the United States and other global markets in which we operate. A decline in global or regional economic conditions, or consumers’ fears that economic conditions will decline, whether due to inflation, elevated interest rates, or other economic, pandemic or geopolitical uncertainties could cause declining consumer or corporate spending, travel disruptions, unemployment, fluctuations in stock markets and interest rates, contraction of credit availability, or other dynamic factors generally affecting economic conditions. For example, high inflation and the resulting rise in interest rates have increased our interest expense on our variable rate debt. The additional impacts of these macroeconomic developments on our operations cannot be predicted with certainty. The success of our GES business largely depends on the number of exhibitions or other live events held, exhibitor presence and attendee volume at those events, the size of marketing expenditures at those events, and on the strength of particular industries that support those events. The number and size of live events and related marketing expenditures generally decrease when the economy weakens. We also could suffer from reduced spending for our services because many live event marketing budgets are partly discretionary and are frequently among the first expenditures reduced when economic conditions deteriorate. In addition, revenue from our Pursuit operations depends largely on the amount of disposable income that consumers have available for travel and vacations, which decreases during periods of weak general economic conditions. As a result, any deterioration in general economic conditions could materially and adversely affect our business, financial condition, and results of operations.

Travel industry disruptions, particularly those affecting the hotel and airline industries, could adversely affect our business. Our business depends largely on the ability and willingness of people, whether exhibitors, event attendees, tourists, or others, to travel. Factors adversely affecting the travel industry, and particularly the airline and hotel industries, generally also adversely affect our business and results of operations. Factors that could adversely affect the travel industry include high or rising fuel prices, levels of consumer discretionary or corporate marketing spendings, international political instability and hostilities, acts of terrorism, weather conditions, health epidemics, pandemics and endemics, and airline accidents. For example, our business, operations and financial results were negatively impacted by dramatically reduced travel, demand for travel-related services, and live event experiences resulting from lockdowns and other restrictions related to the COVID-19 pandemic. A decline in travel-related consumer discretionary or corporate marketing spend, or the occurrence of other pandemic or geopolitical events or hostilities that affect the availability and pricing of air travel and accommodations, could materially and adversely affect our business and results of operations.

Our overall level of indebtedness, as well as our financial covenants under our revolving credit facility, could limit our operational and financial flexibility and make us more vulnerable to adverse economic conditions. As of December 31, 2023, our debt totaled $462.1 million, including $378 million outstanding on our $500 million credit facility (the “2021 Credit Facility”), financing lease obligations of $63.9 million, and $20.2 million in other debt. The 2021 Credit Facility includes a term loan (“Term Loan B”) with an outstanding balance of $321 million as of December 31, 2023 and a $170 million revolving credit facility (“Revolving Credit Facility”). As of December 31, 2023, capacity remaining under the Revolving Credit Facility was $108.0 million. As a result of our indebtedness, we are required to make interest and principal payments on our borrowings, which are significant. These payments reduce our cash available, which could limit our ability to respond to market conditions or take advantage of potential acquisitions and strategic investments. To manage our exposure to interest rate movements, we entered into an interest rate cap agreement that provides an interest rate hedge on $300 million of borrowings for a two-year period, which commenced on January 31, 2023. We also we entered into an amendment to the 2021 Credit Facility on October 6, 2023, which among other things, increased the principal amount of the revolving credit facility by $70 million, bringing the total amount of revolving capacity to $170 million. In connection with the amendment, we prepaid $70 million of the outstanding balance on our existing Term Loan B.

In addition, our ability to draw on our revolving credit facility depends on our ability to meet certain financial covenants. This exposes us to various risks, uncertainties, and events beyond our control, including but not limited to the impact of adverse economic conditions (including inflation, rising interest rates, or a recession), public health crises, and other factors described herein. If we are unable to maintain compliance with these covenants, our lenders may exercise remedies against us, including the acceleration of any outstanding indebtedness on our revolving credit facility. Under this circumstance, we might not have sufficient funds or other resources to satisfy all of our obligations, which could materially and adversely affect our business and results of operations.

Transportation disruptions and increases in transportation costs could adversely affect our business and results of operations. GES relies on independent transportation carriers to send materials and exhibits to and from exhibitions, warehouses, and customer facilities. If our customers and suppliers are unable to secure the services of those independent transportation carriers at favorable rates, it could materially and adversely affect our business and results of operations. In addition, disruption of transportation services, including import/export services due to weather-related problems; labor strikes; lockouts; or other events could adversely affect our ability to supply services to customers and could cause the cancellation or curtailment of exhibitions, which could materially and adversely affect our business and results of operations.

Natural disasters, weather conditions, accidents, and other catastrophic events could negatively affect our business. The occurrence of catastrophic events ranging from natural disasters (such as hurricanes, fires, floods, volcanoes, and earthquakes), acts of war or terrorism, accidents involving our travel offerings or experiences, the effects of climate change, including any impact of global warming, or the prospect of these events could disrupt our business. Changes in climates may increase the frequency and intensity of adverse weather patterns and make certain destinations less desirable.

Such catastrophic events have had, and could in the future have, an adverse impact on Pursuit, which is heavily dependent on the ability and willingness of its guests to travel and/or visit our attractions. Pursuit guests tend to delay or postpone vacations if natural conditions differ from those that typically prevail at competing lodges, resorts, and attractions, and catastrophic events and heightened travel security measures instituted in response to such events could impede the guests’ ability to travel, and interrupt our business operations, including damaging our properties. For example, the accident on July 18, 2020, at Pursuit’s Glacier Adventure attraction, which involved one of our off-road Ice Explorers and resulted in three fatalities and other serious injuries, may have a negative impact on our reputation and traveler willingness to visit that attraction in the future.

Such catastrophic events could also have a negative impact on GES, causing a cancellation or relocation of exhibitions and other events held in public venues or disrupt the services we provide to our customers at convention centers, exhibition halls, hotels, and other public venues. Such events could also have a negative impact on GES’ production facilities, preventing us from timely completing exhibit fabrication and other projects for customers. In addition, unfavorable media attention, or negative publicity, in the wake of any catastrophic event or accident could damage our reputation or reduce the demand for our services. If the conditions arising from such events persist or worsen, they could materially and adversely affect our results of operations and financial condition.

Strategic, Business, and Operational Risks

The seasonality of our business makes us particularly sensitive to adverse events during peak periods. The peak activity for our Pursuit business is during the summer months, as the vast majority of Pursuit’s revenue is earned in the second and third quarters. Our GES exhibition and event activity varies significantly because it is based on the frequency and timing of shows, many of which are not held each year, and which may shift between quarters. If adverse events or conditions occur during these peak periods, for example natural disasters such as hurricanes, volcanoes, forest fires and/or smoke resulting from those events or a similar event, our results of operations could be materially and adversely affected.

New capital projects may not be commercially successful. From time to time, we pursue capital projects in order to enhance and expand our business, such as FlyOver, which includes FlyOver Canada in Vancouver, FlyOver Iceland, FlyOver Las Vegas, and the current development of FlyOver Chicago and FlyOver Canada Toronto, as well as other efforts to upgrade and update some of our Pursuit offerings. Capital projects are subject to a number of risks, including the failure to achieve established financial and strategic goals. For example, our FlyOver attractions are all considered one reporting unit and goodwill is assigned to, and tested at, the reporting unit level. Significant reductions in FlyOver’s expected future revenue, operating income, or cash flow forecasts and projections, or changes in macroeconomic facts and circumstances, particularly high inflation and the resulting rise in interest rates, may result in impairment charges in the future. Capital projects are also subject to unanticipated delays and cost overruns as well as additional project-specific risks. For example, we had to postpone FlyOver Canada Toronto due to permitting and other related delays. A prolonged delay in a capital project, or our failure to accurately predict the revenue or profit that will be generated from a project, could prevent it from performing in accordance with our commercial expectations and could materially and adversely affect our business and results of operations.

We operate in a highly competitive and dynamic industry. Competition in the live events markets is driven by price and service quality, among other factors. To the extent competitors seek to gain or retain market presence through aggressive underpricing strategies, we may be required to lower our prices and rates to avoid the loss of related business. Moreover, customer consolidations and other actions within the industry have caused downward pricing pressure for our products and services and could affect our ability to negotiate favorable terms with our customers. If we are unable to anticipate and respond as effectively as our competitors to changing business conditions, including new technologies and business models, we could lose market share. Our inability to meet the challenges presented by the competitive and dynamic environment of our industry could materially and adversely affect our results of operations.

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

We are subject to currency exchange rate fluctuations. We have operations outside of the United States primarily in Canada, the United Kingdom, Iceland, the Netherlands, the Middle East, and Germany. During 2023, our international operations accounted for approximately 44% of our consolidated revenue and 89% of our segment operating income. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. We do not currently hedge equity risk arising from the translation of non-United States denominated assets and liabilities. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue, and expenses must be translated into U.S. dollars for reporting purposes. The unrealized gains or losses resulting from the currency translation are included as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. We also have certain loans and leases in currencies other than the entity’s functional currency, which results in gains or losses as exchange rates fluctuate. As a result, significant fluctuations in currency exchange rates could result in material changes to our results of operations and the net equity position we report in our Consolidated Financial Statements.

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

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase. Although we carry liability insurance to cover possible incidents, there can be no assurance that our insurance coverage will be sufficient to cover the full extent of all losses or liabilities, that we will be able to obtain coverage at commercially reasonable rates, or that we will be able to obtain adequate coverage should a catastrophic incident occur at our attractions or hospitality properties. We may be sued for substantial damages in the event of an actual or alleged incident. An incident occurring at our attractions or hospitality properties could reduce visitation, increase insurance premiums, and could materially and adversely affect our business and results of operations.

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

Our participation in multi-employer pension plans could substantially increase our pension costs. We sponsor a number of defined benefit plans for our United States and Canada-based employees. In addition, we are obligated to contribute to multi-employer pension plans under collective bargaining agreements covering our union-represented employees. We contributed $19.0 million in 2023, $17.5 million in 2022, and $7.1 million in 2021 to those multi-employer pension plans. Third-party boards of trustees manage these multi-employer plans. Based upon the information we receive from plan administrators, we believe that several of those multi-employer plans are underfunded. The Pension Protection Act of 2006 requires us to reduce the underfunded status over defined time periods. Moreover, we would be required to make additional payments of our proportionate share of a plan’s unfunded vested liabilities if a plan terminates, or other contributing employers withdraw, due to insolvency or other reasons, or if we voluntarily withdraw from a plan. At this time, we do not anticipate triggering any significant withdrawal from any multi-employer pension plan to which we currently contribute. However, significant plan contribution increases could materially and adversely affect our consolidated financial condition, results of operations, and cash flows. Refer to Note 19 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of our 2023 Form 10-K) for further information.

Cybersecurity and Data Privacy Risks

We are vulnerable to cybersecurity attacks and threats. Our devices, servers, cloud-based solutions, computer systems, and business systems are vulnerable to cybersecurity risk, including cyberattacks, or we may be the target of email scams that attempt to acquire personal information and company assets. Many of our employees work remotely, which magnifies the importance of integrity of our remote access security measures. Despite our efforts to create security barriers to such threats, including regularly reviewing our systems for vulnerabilities and continually updating our protections, and protect ourselves with insurance, we might not be able to entirely mitigate these risks. Our failure to effectively prevent, detect, and recover from the increasing number and sophistication of information security threats could lead to business interruptions, delays or loss of critical data, misuse, modification, or destruction of information, including trade secrets and confidential business information, reputational damage, and third-party claims, any of which could materially and adversely affect our results of operations. Moreover, the cost of protecting against cybersecurity attacks and threats is expensive and expected to increase going forward.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We maintain a team, tools, policies, and processes for identifying, assessing, and managing material risks from cybersecurity threats. Threats like malware attacks, system vulnerabilities, and data breaches are actively identified, monitored, evaluated, and mitigated along with other Company risks. Our security team maintains centralized documentation regarding known security risks and mitigation. Consideration of material risks from cyber threats is integrated into our enterprise risk management processes and is a standing agenda item for discussion at our Audit Committee meetings. An Information Security Executive Committee representing multiple areas of the Company is responsible for assessing material risks from cybersecurity threats and represents multiple functions of the business including Finance, Human Resources, Legal, and the Information Technology (“IT”) departments. We have certain employee cybersecurity awareness campaigns and training designed to help promote a culture of cybersecurity awareness throughout the organization. Cybersecurity tools, processes, policies, and controls are periodically reviewed and updated in response to changes in the business environment and evolving threats, as well as to align with broader risk management objectives.

Our information security function, led by our Chief Information Officer (“CIO”), implements and maintains the processes and controls to help identify, assess, and manage material risks from cybersecurity threats. These controls include, but are not limited to, the following Center for Internet Security (“CIS”) controls:

•
Account Management;
•
Access Control Management;
•
Continuous Vulnerability Management;
•
Network Infrastructure Management;
•
Incident Response Management;
•
Security Awareness and Skills Training; and
•
Data Protection - Encrypt Data on End-User Devices.

Supporting these controls are specific security measures that include threat intelligence monitoring, vulnerability scanning, and policy enforcement.

We use third-party service providers to assist us in identifying, assessing, and managing material risks from cybersecurity threats, including professional service firms, legal counsel, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, and forensic investigators. We have a Cybersecurity Incident Response Plan (“IRP”) that includes procedures for responding to and, to the extent applicable, disclosing material cybersecurity incidents in a timely manner. We have third-party risk management processes designed to assess risks from key vendors and suppliers, including application providers and hosting companies. Key software service providers utilized by the Company undergo a review process for security, reliability, and effectiveness. We have processes in place to address access to our network by such third parties, to the extent applicable, including network access controls designed to provide access on a ‘least privilege’ basis.

For a discussion of risks from cybersecurity threats that may materially affect the Company, see “Risk Factors” under the heading “Cybersecurity and Data Privacy Risks.” (Part I, Item 1A of this 2023 Form 10-K).

Cybersecurity Governance

Cybersecurity risk management is a part of our risk management process and is subject to oversight by our Board of Directors and management. Our Board of Directors has delegated oversight and mitigation of risks from cybersecurity threats to our Audit Committee. Our Audit Committee receives quarterly reports from either our CIO or our General Counsel concerning any significant cybersecurity threats, risks, and the tools and processes we have implemented for mitigation. Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of management including the following:

•
The Information Security Executive Committee consists of our General Counsel, Chief Accounting Officer, Chief Compliance Officer, CIO, and Vice Presidents of Human Resources from select business units. They are responsible for setting broad policy and communicating to the Chief Executive Officer, Chief Financial Officer, and the Board of Directors on potential material cybersecurity incidents, which may require disclosure.
•
The Information Security Council consists of our CIO, Chief Information Security Officer (“CISO”), in-house information security experts, and information technology experts and leaders from across the Company. The CIO leads this committee and communicates with the Information Security Executive Committee as required.
•
The Information Security Team consists of cybersecurity professionals primarily responsible for managing cybersecurity at Viad. This team has the primary responsibility for identifying, assessing, and managing material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware, software, and critical data. This team is led by our CIO, who has over 30 years of experience in information technology including cybersecurity oversight. This team includes the following:
•
The CISO is an external expert who works with the Viad Information Security team on a fractional basis, reporting directly to the CIO and reporting periodically to our Board of Directors. The CISO is an information security professional with over 20 years of experience guiding and overseeing multiple companies’ development and implementation of information security strategy.
•
The Vice President of Global Infrastructure is an internal role directly reporting to the CIO and responsible for implementing, maintaining, and providing oversight of the IT Infrastructure and the Information Security Team.
•
The Security Architect is an internal role who leads the day-to-day operations of the Information Security team and oversees the individual analysts and IT experts on the team.
•
The Security Incident Response Team (“SIRT”) is responsible for executing the IRP. The SIRT comprises individuals from multiple departments, divisions, and disciplines. Members of the SIRT are trained in incident response and reporting procedures.

Item 2. Properties

We lease our corporate headquarters in Scottsdale, Arizona. Our other principal properties are owned or leased by Pursuit and GES.

Pursuit primarily owns its properties, both domestically and internationally, other than its leases for properties related to the FlyOver attractions. Pursuit’s properties mainly include attractions, hotels and lodges, retail stores, and offices. Properties located in Canada are subject to multiple long-term ground leases with their respective governments. For further information on Pursuit’s attractions and hospitality assets, refer to “Business” (Part I, Item 1 of this 2023 Form 10-K), which information is incorporated by reference herein.

GES leases its properties, both domestically and internationally. GES properties consist of offices and multi-use facilities. Multi-use facilities include manufacturing, sales and design, office, storage and/or warehouse, and truck marshaling yards. Multi-use facilities vary in size. Our largest multi-use facility in the United States is approximately 1,447,000 square feet and our largest foreign multi-use facility is in Canada at approximately 81,000 square feet.

We believe our owned and leased properties are adequate and suitable for our business operations and that capacity is sufficient for current needs. For additional information related to our lease obligations, refer to Note 12 – Debt and Finance Obligations and Note 21 – Leases and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K), which information is incorporated by reference herein.

Item 3. Legal Proceedings

Refer to Note 22 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K) for information regarding legal proceedings in which we are involved, which information is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

Other. Information about our executive Officers

Our executive officers as of the date of this 2023 Form 10-K were as follows:

Name	Age	Business Experience During the Past Five Years and Other Information
Steven W. Moster	54

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

Ellen M. Ingersoll	59

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

David W. Barry	61

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

Derek P. Linde	48

Chief Operating Officer since March 2022, and also served as General Counsel and Corporate Secretary from April 2018 to October 2023; prior thereto, senior legal leadership roles at Illinois Tool Works Inc. (NYSE: ITW), a global diversified industrial manufacturer, from 2011 to 2018; and prior thereto, a partner at the international law firm of Winston & Strawn LLP.

Jeffrey A. Stelmach	56

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

Leslie S. Striedel	61

Chief Accounting Officer since 2014; prior thereto, Vice President of Finance and Administration or similar positions with Colt Defense LLC, a firearms manufacturer, from 2010 to 2013; prior thereto, Vice President of Finance, Director of Financial Reporting and Compliance, and Corporate Controller of White Electronics Designs Corp. (formerly NASDAQ: WEDC) (now a wholly owned subsidiary of Microchip Technology Inc.), a circuits and semiconductors manufacturer, from 2004 to 2010; prior thereto, Corporate Controller of MD Helicopters, an international helicopter manufacturer, from 2002 to 2004; prior thereto, Corporate Controller of Fluke Networks (formerly Microtest, Inc. NASDAQ: MTST), a manufacturing and technology company, from 1999 to 2002; and prior thereto, Senior Tax Manager for KPMG LLP, a global firm providing audit, tax, and advisory services, from 1998 to 1999.

Jonathan A. Massimino	45

General Counsel and Corporate Secretary since October 2023; prior thereto, General Counsel of Moon Valley Nurseries, a national nursery business, from April 2023 to October 2023; prior thereto, Deputy General Counsel from November 2020 to April 2023 and Assistant General Counsel from July 2011 to November 2020 of Viad Corp; and prior thereto, associate at the law firms of Watt, Tieder, Hoffar & Fitzgerald from March 2007 to July 2011, and Fisher & Phillips from August 2004 to March 2007.

Our executive officers’ term of office is until our next Board of Directors annual organization meeting scheduled to be held on May 15, 2024.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol VVI.

Holders

As of February 26, 2024, there were 4,161 shareholders of record of our common stock, including 120 shareholders that had not converted their shares following a reverse stock split effective on July 1, 2004.

Issuer Purchases of Equity Securities

Pursuant to previously announced authorizations, our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. As of December 31, 2023, 546,283 shares remained available for repurchase under all prior authorizations. In March 2020, our Board of Directors suspended future dividend payments and our share repurchase program for the foreseeable future. During the three months ended December 31, 2023, we did not repurchase any equity securities. The Board of Directors’ authorization does not have an expiration date.

Performance Graph

The following graph compares the change in the cumulative total shareholder return, from December 31, 2018 to December 31, 2023, on our common stock, the Standard & Poor’s SmallCap 600 Hotels, Restaurants & Leisure, the Standard & Poor’s SmallCap 600 Media Index, the Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, the Standard & Poor’s SmallCap 600 Index, the Russell 2000 Index, and Standard & Poor’s 500 Index (assuming reinvestment of dividends, as applicable). The graph assumes $100 was invested on December 31, 2018.

	Year Ended December 31,
	2018	2019	2020	2021	2022	2023
Viad Corp	$100.00	$135.62	$72.92	$86.27	$49.17	$72.98
S&P 500	$100.00	$131.47	$155.65	$200.29	$163.97	$207.03
Russell 2000	$100.00	$125.49	$150.50	$172.74	$137.40	$160.59
S&P SmallCap 600	$100.00	$122.74	$136.54	$173.05	$145.10	$168.23
S&P SmallCap 600 Comm. Services & Supplies	$100.00	$123.48	$108.55	$116.24	$101.29	$119.66
S&P SmallCap 600 Media	$100.00	$107.38	$101.65	$165.09	$88.56	$76.82
S&P SmallCap 600 Hotels, Restaurants & Leisure	$100.00	$110.45	$140.08	$136.01	$108.30	$131.04

Item 6. RESERVED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes. The MD&A is intended to assist in understanding our financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this 2023 Form 10-K.

Overview

We are a leading provider of extraordinary experiences, including hospitality and leisure activities, experiential marketing, and live events. We operate through three reportable segments: Pursuit, Spiro, and GES Exhibitions. Spiro and GES Exhibitions are both live event businesses and are referred to collectively as “GES.”

Results of Operations

A discussion related to our results of operations for 2023 compared to 2022 is presented below. A discussion related to our results of operations for 2022 compared to 2021 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023, and is incorporated herein by reference.

Financial Highlights

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	% Change 2023 vs. 2022
Total revenue	$1,238,680	$1,127,311	9.9%
Net income attributable to Viad	$16,017	$23,220	(31.0)%
Segment operating income (1)	$108,443	$68,944	57.3%
Diluted income per common share from continuing operations attributable to Viad common stockholders	$0.34	$0.52	(34.6)%

(1)
Refer to Note 24 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.
•
Total revenue increased $111.4 million, primarily due to increased revenue at GES of $60.4 million attributable to improved demand for exhibition management and experiential marketing services, offset in part by the sale of substantially all of the assets of GES’ United States audio-visual production business, ON Services, in December of 2022, which contributed revenue of $50.9 million during 2022, and negative show rotation of approximately $23 million. Pursuit revenue increased $51.0 million, which was driven primarily by stronger international visitation.
•
Net income attributable to Viad decreased $7.2 million, primarily due to a pre-tax gain on sale of ON Services of $19.6 million in 2022 as well as higher interest expense, net, of $13.1 million and higher income tax expense of $8.8 million, offset in part by higher segment operating income.
•
Segment operating income increased $39.5 million, primarily due to higher revenue at GES and Pursuit.

Analysis of Revenue and Operating Results by Reportable Segment

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2023	2022	% Change 2023 vs. 2022
Revenue(1):
Pursuit:
Attractions	$190,437	$153,575	24.0%
Hospitality	143,961	130,303	10.5%
Transportation	12,839	12,798	0.3%
Other	3,048	2,651	15.0%
Total Pursuit	$350,285	$299,327	17.0%

Segment operating income (2):
Total Pursuit	$53,381	$24,031	**

** Change is greater than +/- 100%

(1)
Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.
(2)
Refer to Note 24 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

Pursuit revenue increased $51.0 million primarily due to increases in attractions revenue of $36.9 million and hospitality revenue of $13.7 million. The growth in attractions revenue was driven primarily by stronger international tourism to Western Canada and Iceland, as well as higher revenue per attraction visitor of 2.7%. The growth in hospitality revenue was driven primarily by revenue management efforts to drive stronger Revenue per Available Room (“RevPAR”) and increased guest demand in Western Canada, as well as higher ancillary revenue and an increase in room nights available of 3.9% with the addition of the Forest Park Alpine Hotel, which opened in August 2022.

Pursuit segment operating income increased $29.4 million primarily due to the increase in revenue, offset in part by the increase in operating costs to support higher business volume during 2023.

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

The following table provides Pursuit’s key performance indicators:

	Year Ended December 31, 2023			Year Ended December 31, 2022				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	3,540,646	36,951	3,503,695	2,931,266	37,329	—	2,893,937	20.8%	21.1%
Ticket revenue (in thousands)	$143,362	$2,748	$140,614	$114,936	$2,943	$2,263	$109,730	24.7%	28.1%
Effective ticket price	$40.49	$74.36	$40.13	$39.21	$78.85	$—	$37.92	3.3%	5.8%
Attractions revenue (in thousands)	$190,437	$5,501	$184,936	$153,575	$5,428	$3,137	$145,010	24.0%	27.5%
Revenue per attraction visitor	$53.79	$148.86	$52.78	$52.39	$145.41	$—	$50.11	2.7%	5.3%
Hospitality Key Performance Indicators:
Room nights available	595,783	38,672	557,111	573,165	14,978	—	558,187	3.9%	(0.2)%
Rooms revenue (in thousands)	$85,942	$5,932	$80,010	$77,019	$2,069	$1,485	$73,465	11.6%	8.9%
RevPAR	$144.25	$153.38	$143.62	$134.37	$138.11	$—	$131.61	7.3%	9.1%
Occupancy	70.3%	63.2%	70.8%	68.1%	53.3%	—	68.5%	3.2%	2.3%
ADR	$205.26	$242.69	$202.94	$197.21	$259.19	$—	$192.03	4.1%	5.7%
Hospitality revenue (in thousands)	$143,961	$6,270	$137,691	$130,303	$2,528	$1,915	$125,860	10.5%	9.4%

(1)
New experiences comprise the following attraction and lodging property that were opened or acquired after January 1, 2022: the Glacier Raft Company (acquired April 2022) and Forest Park Alpine Hotel (opened August 2022).
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

Attractions. The increase in number of attractions visitors during 2023 was primarily driven by strengthening international tourism to Western Canada and Iceland. The increase in same-store effective ticket price during 2023 was driven by revenue management efforts.

Attractions ticket revenue on a same-store basis increased $30.9 million on a 21.1% increase in visitors and a 5.8% increase in effective ticket price during 2023.

Hospitality. The increase in room nights available during 2023 was primarily driven by the addition of the Forest Park Hotel, which opened in August 2022. The increase in RevPAR during 2023 was due to increases in ADR and occupancy primarily driven by revenue management efforts and increased guest demand in Western Canada.

During 2023, rooms revenue on a same-store basis increased $6.5 million on a 9.1% increase in RevPAR and a 0.2% decrease in room nights available.

GES

The following table presents a comparison of GES’ reported revenue and segment operating income for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022	% Change 2023 vs. 2022
Revenue:
GES:
Spiro	$283,171	$277,641	2.0%
GES Exhibitions	614,418	557,880	10.1%
Intersegment eliminations	(9,194)	(7,537)	(22.0)%
Total GES	$888,395	$827,984	7.3%
Segment operating income (1)
Spiro	$23,723	$23,133	2.6%
GES Exhibitions	31,339	21,780	43.9%
Total GES	$55,062	$44,913	22.6%

(1)
Refer to Note 24 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K) for a reconciliation of the non-GAAP financial measure, segment operating income, to the most directly comparable GAAP measure.

Spiro revenue increased $5.5 million primarily due to increased spending by existing clients and revenue from new clients and positive show rotation of approximately $7 million, offset in part by the sale of substantially all of the assets of ON Services in December of 2022, which contributed revenue of $27.6 million during 2022.

GES Exhibitions revenue increased $56.5 million, primarily due to same-show revenue growth of 18.6% and new event wins, offset in part by negative show rotation of approximately $30 million and the sale of substantially all of the assets of ON Services in December of 2022, which contributed revenue of $23.2 million during 2022.

Spiro segment operating income increased $0.6 million primarily due to the increase in revenue, offset in part by the ongoing investment in staff to support growth.

GES Exhibitions segment operating income increased $9.6 million, primarily due to the increase in revenue, offset in part by the restaffing of the workforce from pandemic levels.

Other Expenses

	Year Ended December 31,
(in thousands)	2023	2022	% Change 2023 vs. 2022
Corporate activities	$14,040	$13,418	4.6%
Gain on sale of ON Services	$204	$(19,637)	**
Interest expense, net	$47,978	$34,891	37.5%
Other expense, net	$2,033	$2,077	(2.1)%
Restructuring charges	$1,174	$3,059	(61.6)%
Impairment charges	$—	$583	(100.0)%
Income tax expense	$18,799	$9,973	88.5%
Income (loss) from discontinued operations	$(822)	$148	**

** Change is greater than +/- 100%.

Gain on sale of ON Services – On December 15, 2022, we completed the sale of substantially all of the assets of ON Services. We recognized a gain on sale of approximately $19.6 million in 2022, which was adjusted downward by $0.2 million in 2023.

Interest Expense, net – The increase in interest expense was primarily due to higher interest rates in 2023.

Restructuring Charges – Restructuring charges during 2023 and 2022 were primarily related to our 2022 transformation and streamlining efforts at GES to significantly reduce costs and create a lower and more flexible cost structure focused on servicing our more profitable market segments.

Income Tax Expense – The effective income tax rates were 43.6% for 2023 and 28.8% for 2022. We generated higher income in 2023 than 2022 in our tax jurisdictions without a valuation allowance and were not able to recognize a benefit on losses in our jurisdictions with a valuation allowance.

Income (Loss) from Discontinued Operations – The loss from discontinued operations during 2023 was primarily due to legal matters related to previously sold operations.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital outlays for at least the next 12 months and the longer term.

When assessing our current sources of liquidity, we include the following:

	December 31,
	2023	2022
Unrestricted cash and cash equivalents(1)	$52,704	$59,719
Available capacity on Revolving Credit Facility(2)	108,040	86,670
Total available liquidity	$160,744	$146,389

(1)
As of December 31, 2023, we held $50.4 million of our cash and cash equivalents outside of the United States.
(2)
As of December 31, 2023, the available capacity includes our total Revolving Credit Facility size of $170 million less $57 million of outstanding borrowings and $5.0 million in outstanding letters of credit issued under the Revolving Credit Facility. As of December 31, 2022, the available capacity included our total Revolving Credit Facility size of $100 million less $13.3 million in outstanding letters of credit issued under the Revolving Credit Facility.

Cash provided by operating activities, supplemented by our existing cash and cash equivalents, is our primary source of liquidity for funding our business requirements. During the year ended December 31, 2023, net cash provided by operating activities was $104.7 million.

Our short-term and long-term funding requirements include debt obligations, maintenance capital expenditures, working capital requirements, and potential acquisitions and strategic investments as we focus on scaling Pursuit with investments in high-return unforgettable, inspiring experiences through its Refresh, Build, Buy growth strategy. Our projected capital outlays can be adjusted for changes in the operating environment.

Debt Obligations

Effective July 30, 2021, we entered into the 2021 Credit Facility. The 2021 Credit Facility provided for a $400 million Term Loan B, with a maturity date of July 30, 2028, and a $100 million Revolving Credit Facility, with a maturity date of July 30, 2026. The proceeds of the Term Loan B, net of $14.8 million in related fees, were used to repay the $327 million outstanding balance under our prior $450 million revolving credit facility and to provide for financial flexibility to fund future acquisitions and growth initiatives and for general corporate purposes. On January 4, 2023, we entered into an interest rate cap agreement with an effective date of January 31, 2023. The interest rate cap manages our exposure to interest rate increases on $300 million in borrowings under the 2021 Credit Facility or other Secured Overnight Financing Rate (“SOFR”) based borrowings. Refer to Note 13 – Derivative of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K) for additional information.

The Revolving Credit Facility carries financial covenants. On March 28, 2023, we entered into the Second Amendment to the 2021 Credit Facility, which modified the interest coverage financial covenant. On October 6, 2023, we entered into the Third Amendment to the 2021 Credit Facility, which among other things, increased the principal amount of the Revolving Credit Facility by $70 million, bringing the total amount of revolving capacity to $170 million. In connection with the Third Amendment, we prepaid $70 million of the outstanding balance on our existing Term Loan B using $60 million from the Revolving Credit Facility and $10 million of cash from the Company’s balance sheet. The current credit spread on our Revolving Credit Facility is 200 basis points lower than the credit spread on the Term Loan B, which is 5.00% for SOFR borrowings. As of December 31, 2023, we were in compliance with all covenants under the Revolving Credit Facility. Refer to Note 12 – Debt and Finance Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K) for additional information.

Capital Expenditures

As of December 31, 2023, we have planned capital expenditures of approximately $65 million to $70 million for 2024, including approximately $20 million on select growth projects, such as the completion of FlyOver Chicago. We intend to continue making selective investments to advance Pursuit’s Refresh, Build, Buy growth strategy while maintaining a solid liquidity position.

Other Obligations

We have additional obligations as part of our ordinary course of business, beyond those committed for debt obligations and capital expenditures. Refer to Note 21 – Leases and Other and Note 19 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K) for further information. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on changes to agreed-upon amounts for certain obligations.

Cash Flows

Operating Activities

	Year Ended December 31,
(in thousands)	2023	2022
Net income	$23,452	$24,795
Depreciation and amortization	51,043	52,483
Deferred income taxes	(1,609)	1,820
(Income) loss from discontinued operations	822	(148)
Restructuring charges	1,174	3,059
Impairment charges	—	583
Gains on dispositions of property and other assets	(98)	(272)
Gain on sale of ON Services	204	(19,637)
Share-based compensation expense	11,452	10,241
Other non-cash items, net	6,605	12,843
Changes in assets and liabilities	11,633	(12,336)
Net cash provided by operating activities	$104,678	$73,431

Net cash provided by operating activities increased $31.2 million primarily due to improved segment operating results at Pursuit and GES and improved working capital.

Investing Activities

	Year Ended December 31,
(in thousands)	2023	2022
Capital expenditures	$(76,089)	$(67,170)
Cash paid for acquisitions, net	(41)	(25,494)
Proceeds from sale of ON Services	1,168	28,926
Proceeds from dispositions of property and other assets	107	470
Net cash used in investing activities	$(74,855)	$(63,268)

Net cash used in investing activities increased $11.6 million primarily due to proceeds from the sale of ON Services of $28.9 million in 2022 and an increase in capital expenditures in 2023, offset in part by cash paid for the Glacier Raft Company acquisition in April of 2022 of $25.5 million.

Financing Activities

	Year Ended December 31,
(in thousands)	2023	2022
Proceeds from borrowings	$162,049	$107,580
Payments on debt and finance obligations	(184,537)	(103,491)
Dividends paid on preferred stock	(7,801)	(7,801)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(2,726)	(570)
Payments of debt issuance costs	(1,667)	(418)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,482)	(1,428)
Net cash used in financing activities	$(36,164)	$(6,128)

Net cash used in financing activities increased $30.0 million primarily due to net debt payments of $22.5 million during 2023 compared to net debt proceeds from borrowings of $4.1 million during 2022.

Debt and Finance Obligations

Refer to Note 12 – Debt and Finance Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K) for further discussion all of which is incorporated by reference herein.

Guarantees

Refer to Note 22 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K) for further discussion all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. As of December 31, 2023, 546,283 shares remained available for repurchase under all prior authorizations. In March 2020, our Board of Directors suspended our share repurchase program. The Board of Directors’ authorization does not have an expiration date.

Additionally, we repurchased shares related to tax withholding requirements on vested restricted share-based awards.

Critical Accounting Estimates

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). We are required to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are those estimates that are most important to the portrayal of our financial position and results of operations, and that require us to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We identified and discussed with our Audit Committee the following critical accounting estimates and the methodology and disclosures related to those estimates:

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties, and different assumptions could lead to materially different results. Our goodwill balance was $123.9 million as of December 31, 2023 and $121.4 million as of December 31, 2022 and pertained to our Pursuit business. The discount rates used in our most recent impairment analysis ranged from 12% to 16%.

Pursuit’s goodwill was assigned to, and tested at, the reporting unit level. The results of our most recent impairment analysis performed as of October 31, 2023, indicated that no impairment existed for Pursuit’s reporting units with reported goodwill. The excess of the estimated fair value over the carrying value for the Banff Jasper Collection and the Alaska Collection was significant, Glacier Park Collection was 3%, and FlyOver was 5%. We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated cash flows and discount rates. If our adjusted expectations of the operating results of our reporting units do not materialize, or the discount rate increases (based on increases in interest rates, market rates of return or market volatility), it is possible that we may be required to record goodwill impairment charges in the future, which may be material.

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

Income taxes — We are required to estimate and record provisions for income taxes in each of the jurisdictions in which we operate. Accordingly, we must estimate our actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. We had gross deferred tax assets of $119.9 million as of December 31, 2023 and $110.8 million as of December 31, 2022. We had a valuation allowance against gross deferred tax assets of $105.4 million as of December 31, 2023 and $101.6 million as of December 31, 2022.

While we believe that the deferred tax assets, net of existing valuation allowances, will be utilized in future periods, there are inherent uncertainties regarding the ultimate realization of these assets. It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in our valuation allowance. Such a change could result in a material increase or decrease to income tax expense/benefit in the period the assessment was made.

We record uncertain tax positions on the basis of a two-step process: first we determine whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position; and, if so, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

Pension and postretirement benefits — Our pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. We presently anticipate contributing $0.8 million to our funded pension plans and $0.8 million to our unfunded pension plans in 2024.

We have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the employees’ service period. In addition, we retain the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, we expect to contribute $0.7 million to the plans in 2024.

The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. Refer to Note 19 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K) for further information.

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

Share-based compensation expense recognized in the consolidated financial statements was $11.5 million in 2023, $10.2 million in 2022, and $7.7 million in 2021. We recorded total tax benefits related to such costs of $0.2 million in 2023 and $0.1 million in 2022 and 2021. No share-based compensation costs were capitalized during 2023, 2022, or 2021.

We account for share-based awards that will be settled in shares of our common stock as equity-based awards. We measure share-based compensation expense of equity-based awards at fair value on the grant date on a straight-line basis over the vesting period. The estimated number of awards to be achieved related to a performance condition is updated each reporting period based on the number of units expected to vest. The fair value of share-based awards that contain a performance goal based on a market condition such as total shareholder return is estimated using a Monte Carlo simulation. A Monte Carlo simulation requires the use of several assumptions, including historical volatility and correlation between our stock price and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term.

We account for share-based payment awards that will be settled in cash as liability-based awards. We measure share-based compensation expense of liability-based awards at fair value at each reporting date until the date of settlement based on the number of units expected to vest and, where applicable, the level of achievement of predefined performance goals. These awards are remeasured on each reporting date based on our stock price. The fair value of share-based awards that contain a performance goal based on a market condition such as total shareholder return is estimated using the Monte Carlo simulation. A Monte Carlo simulation requires the use of several assumptions, including historical volatility and correlation between our stock price and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term.

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

Refer to Note 3 – Share-Based Compensation of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K) for further information.

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

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Overview and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K) for further information.

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

“Segment operating income (loss)” is “net income (loss) attributable to Viad” before income (loss) from discontinued operations, corporate activities, net interest expense, income taxes, gains or losses from sales of businesses, restructuring charges, impairment charges, and certain other corporate expenses and charges that are not allocated to the reportable segments, and the reduction for income (loss) attributable to noncontrolling interests. Segment operating income (loss) is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 24 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K) for a reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, the Middle East, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $35.3 million as of December 31, 2023 and $43.0 million as of December 31, 2022. We recorded an unrealized foreign currency translation gain in other comprehensive income (loss) of $7.6 million during the year ended December 31, 2023 and a loss of $26.8 million during the year ended December 31, 2022.

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

A hypothetical change of 10% in the Canadian dollar exchange rate would result in a change to 2023 operating income of approximately $5.7 million. A hypothetical change of 10% in the British pound exchange rate would result in a change to 2023 operating income of approximately $0.9 million. A hypothetical change of 10% in the Euro exchange rate would result in a change to 2023 operating income of approximately $0.7 million. A hypothetical change of 10% in the Icelandic Krona exchange rate would result in a change to 2023 operating income of approximately $1.3 million.

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of December 31, 2023, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $46.9 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Consolidated Statements of Operations. A hypothetical change of 10% in foreign currency rates could result in an adjustment to the Consolidated Statements of Operations of approximately $4.7 million. As of December 31, 2023 and 2022, we did not have any outstanding foreign currency forward contracts.

On January 4, 2023, we entered into an interest rate cap agreement with an effective date of January 31, 2023 to hedge cash flows on $300 million of our SOFR-based borrowings under the 2021 Credit Facility. Refer to Note 13 - Derivative of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2023 Form 10-K) for further information.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. A hypothetical change of 10% in interest rates would result in a change to 2023 interest expense of approximately $5 million.

Item 8. Financial Statements and Supplementary Data

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$52,704	$59,719
Accounts receivable, net of allowances of $2,901 and $2,174, respectively	128,019	122,373
Inventories	10,153	10,785
Current contract costs	20,202	14,331
Prepaid insurance	2,925	13,370
Other current assets	21,774	18,977
Total current assets	235,777	239,555
Property and equipment, net	592,891	549,578
Other investments and assets	17,047	17,457
Operating lease right-of-use assets	109,774	102,777
Deferred income taxes	1,930	565
Goodwill	123,906	121,429
Other intangible assets, net	55,997	58,985
Total Assets	$1,137,322	$1,090,346
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$77,405	$73,020
Contract liabilities	52,980	43,950
Accrued compensation	31,309	25,839
Operating lease obligations	17,334	13,463
Other current liabilities	42,397	41,653
Current portion of debt and finance obligations	8,371	13,192
Total current liabilities	229,796	211,117
Long-term debt and finance obligations	444,304	456,752
Pension and postretirement benefits	16,457	16,769
Long-term operating lease obligations	106,109	101,297
Other deferred items and liabilities	70,711	70,024
Total liabilities	867,377	855,959
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding	132,591	132,591
Redeemable noncontrolling interest	4,733	4,956
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	568,230	570,271
Accumulated deficit	(326,084)	(334,301)
Accumulated other comprehensive loss	(40,394)	(47,185)
Common stock in treasury, at cost, 3,948,316 and 4,216,044 shares, respectively	(195,721)	(211,657)
Total Viad stockholders’ equity	43,433	14,530
Non-redeemable noncontrolling interest	89,188	82,310
Total stockholders’ equity	132,621	96,840
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,137,322	$1,090,346

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenue:
Services	$1,006,226	$912,040	$401,142
Products	232,454	215,271	106,198
Total revenue	1,238,680	1,127,311	507,340
Costs and expenses:
Costs of services	919,966	857,760	440,383
Costs of products	210,212	200,540	113,889
Corporate activities	14,040	13,418	11,689
Gain on sale of ON Services	204	(19,637)	—
Interest expense, net	47,978	34,891	28,324
Other expense, net	2,033	2,077	2,070
Restructuring charges	1,174	3,059	6,066
Impairment charges	—	583	—
Total costs and expenses	1,195,607	1,092,691	602,421
Income (loss) from continuing operations before income taxes	43,073	34,620	(95,081)
Income tax expense (benefit)	18,799	9,973	(1,788)
Income (loss) from continuing operations	24,274	24,647	(93,293)
Income (loss) from discontinued operations	(822)	148	558
Net income (loss)	23,452	24,795	(92,735)
Net income attributable to non-redeemable noncontrolling interest	(7,836)	(2,323)	(1,686)
Net loss attributable to redeemable noncontrolling interest	401	748	1,766
Net income (loss) attributable to Viad	$16,017	$23,220	$(92,655)
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.34	$0.52	$(5.04)
Discontinued operations attributable to Viad common stockholders	(0.04)	0.01	0.03
Net income (loss) attributable to Viad common stockholders	$0.30	$0.53	$(5.01)
Weighted-average outstanding and potentially dilutive common shares	21,097	20,812	20,411
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.34	$0.53	$(5.04)
Discontinued operations attributable to Viad common stockholders	(0.04)	0.01	0.03
Net income (loss) attributable to Viad common stockholders	$0.30	$0.54	$(5.01)
Weighted-average outstanding common shares	20,855	20,589	20,411
Amounts attributable to Viad
Income (loss) from continuing operations	$16,839	$23,072	$(93,213)
Income (loss) from discontinued operations	(822)	148	558
Net income (loss) attributable to Viad	$16,017	$23,220	$(92,655)

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income (loss)	$23,452	$24,795	$(92,735)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	7,643	(26,821)	524
Change in fair value of interest rate cap	(651)	—	—
Change in net actuarial loss, net of tax effects of $21, $192, and $210	(277)	6,967	2,712
Change in prior service cost	76	98	(24)
Comprehensive income (loss)	30,243	5,039	(89,523)
Non-redeemable noncontrolling interest:
Comprehensive income attributable to non-redeemable noncontrolling interest	(7,836)	(2,323)	(1,686)
Unrealized foreign currency translation adjustments	1,768	(4,999)	127
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	401	748	1,766
Comprehensive income (loss) attributable to Viad	$24,576	$(1,535)	$(89,316)

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2020	$37,402	$568,100	$(253,164)	$(30,641)	$(225,742)	$95,955	$78,144	$174,099	$5,225	$128,769
Net income (loss)	—	—	(92,655)	—	—	(92,655)	1,686	(90,969)	(1,766)	—
Dividends on convertible preferred stock	—	(3,821)	(3,900)	—	—	(7,721)	—	(7,721)	—	3,821
Capital contributions (distributions) from (to) noncontrolling interest	—	—	—	—	—	—	(1,160)	(1,160)	341	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(652)	(652)	—	(652)	—	—
Employee benefit plans	—	(4,456)	—	—	5,682	1,226	—	1,226	—	—
Share-based compensation - equity awards	—	7,562	—	—	—	7,562	—	7,562	—	—
Unrealized foreign currency translation adjustment	—	—	—	524	—	524	127	651	(153)	—
Amortization of net actuarial loss, net of tax	—	—	—	2,712	—	2,712	—	2,712
Amortization of prior service cost, net of tax	—	—	—	(24)	—	(24)	—	(24)	—	—
Acquisitions	—	—	—	—	—	—	6,759	6,759	—	—
Other, net	—	(644)	(1)	—	—	(645)	—	(645)	1,797	1
Balance, December 31, 2021	$37,402	$566,741	$(349,720)	$(27,429)	$(220,712)	$6,282	$85,556	$91,838	$5,444	$132,591
Net income (loss)	—	—	23,220	—	—	23,220	2,323	25,543	(748)	—
Dividends on convertible preferred stock	—	—	(7,801)	—	—	(7,801)	—	(7,801)	—	—
Capital distributions to noncontrolling interest	—	—	—	—	—	—	(570)	(570)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(355)	(355)	—	(355)	—	—
Employee benefit plans	—	(6,967)	—	—	9,411	2,444	—	2,444	—	—
Share-based compensation - equity awards	—	10,544	—	—	—	10,544	—	10,544	—	—
Unrealized foreign currency translation adjustment	—	—	—	(26,821)	—	(26,821)	(4,999)	(31,820)	(503)	—
Amortization of net actuarial loss, net of tax	—	—	—	6,967	—	6,967	—	6,967	—	—
Amortization of prior service cost, net of tax	—	—	—	98	—	98	—	98	—	—
Other, net	—	(47)	—	—	(1)	(48)	—	(48)	763	—
Balance, December 31, 2022	$37,402	$570,271	$(334,301)	$(47,185)	$(211,657)	$14,530	$82,310	$96,840	$4,956	$132,591
Net income	—	—	16,017	—	—	16,017	7,836	23,853	(401)	—
Dividends on convertible preferred stock	—	—	(7,801)	—	—	(7,801)	—	(7,801)	—	—
Capital distributions to noncontrolling interest	—	—	—	—	—	—	(2,726)	(2,726)	—	—
Change in fair value of interest rate cap	—	—	—	(651)	—	(651)	—	(651)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(208)	(208)	—	(208)	—	—
Employee benefit plans	—	(13,465)	—	—	16,143	2,678	—	2,678	—	—
Share-based compensation - equity awards	—	11,424	—	—	—	11,424	—	11,424	—	—
Unrealized foreign currency translation adjustment	—	—	—	7,643	—	7,643	1,768	9,411	178	—
Amortization of net actuarial loss, net of tax	—	—	—	(277)	—	(277)	—	(277)	—	—
Amortization of prior service cost, net of tax	—	—	—	76	—	76	—	76	—	—
Other, net	—	—	1	—	1	2	—	2	—	—
Balance, December 31, 2023	$37,402	$568,230	$(326,084)	$(40,394)	$(195,721)	$43,433	$89,188	$132,621	$4,733	$132,591
Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$23,452	$24,795	$(92,735)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51,043	52,483	53,750
Deferred income taxes	(1,609)	1,820	6,012
(Income) loss from discontinued operations	822	(148)	(558)
Restructuring charges	1,174	3,059	6,066
Impairment charges	—	583	—
Gains on dispositions of property and other assets	(98)	(272)	(9,374)
Gain on sale of ON Services	204	(19,637)	—
Share-based compensation expense	11,452	10,241	7,727
Multi-employer pension plan withdrawal	—	—	57
Other non-cash items, net	6,605	12,843	5,318
Change in operating assets and liabilities (excluding the impact of acquisitions and disposition):
Receivables	(5,520)	(39,402)	(75,450)
Inventories	781	(2,587)	129
Current contract costs	(5,676)	(4,651)	(3,284)
Accounts payable	556	7,756	46,694
Restructuring liabilities	(1,450)	(2,735)	(5,923)
Accrued compensation	3,347	11,321	4,221
Contract liabilities	8,406	5,607	20,881
Income taxes payable	461	7,147	1,003
Other assets and liabilities, net	10,728	5,208	(2,386)
Net cash provided by (used in) operating activities	104,678	73,431	(37,852)
Cash flows from investing activities
Capital expenditures	(76,089)	(67,170)	(57,936)
Cash paid for acquisitions, net	(41)	(25,494)	(8,227)
Proceeds from sale of ON Services	1,168	28,926	—
Proceeds from dispositions of property and other assets	107	470	14,360
Net cash used in investing activities	(74,855)	(63,268)	(51,803)
Cash flows from financing activities
Proceeds from borrowings	162,049	107,580	461,322
Payments on debt and finance obligations	(184,537)	(103,491)	(345,297)
Dividends paid on preferred stock	(7,801)	(7,801)	(3,900)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(2,726)	(570)	(843)
Payments of debt issuance costs	(1,667)	(418)	(1,767)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,482)	(1,428)	(1,626)
Net cash (used in) provided by financing activities	(36,164)	(6,128)	107,889
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	806	(3,774)	4,098
Net change in cash, cash equivalents, and restricted cash	(5,535)	261	22,332
Cash, cash equivalents, and restricted cash, beginning of year	64,564	64,303	41,971
Cash, cash equivalents, and restricted cash, end of year	$59,029	$64,564	$64,303

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

Nature of Business

We are a leading provider of extraordinary experiences, including hospitality and leisure activities, experiential marketing, and live events.

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

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things: impairment testing of recorded goodwill and intangible assets and long-lived assets; allowance for uncollectible accounts receivable; sales reserve allowances; provisions for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; sublease income associated with restructuring liabilities; pension and postretirement benefit costs and obligations; share-based compensation costs; the discount rates used to value lease obligations; the redemption value of redeemable noncontrolling interests; and the allocation of purchase price of acquired businesses. These estimates and assumptions may change as a result of the impact of global economic conditions, global inflationary pressures, and volatility in foreign exchange rates. Actual results could differ from these and other estimates.

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly-liquid investments with remaining maturities when purchased of three months or less. Cash and cash equivalents consist of cash and bank demand deposits. Restricted cash represents collateral required for surety bonds, bank guarantees, letters of credit, and corporate credit cards.

Cash, cash equivalents, and restricted cash balances presented in the Consolidated Statements of Cash Flows consist of the following:

	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$52,704	$59,719
Restricted cash included in other current assets	6,325	4,845
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$59,029	$64,564

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Leases

We recognize a right-of-use (“ROU”) asset and lease liability on the Consolidated Balance Sheets and classify leases as either finance or operating leases. The classification of the lease determines whether we recognize the lease expense on an effective interest method basis (finance lease) or on a straight-line basis (operating lease) over the lease term. In determining whether an agreement contains a lease, we consider if we have a right to control the use of the underlying asset during the lease term in exchange for an obligation to make lease payments arising from the lease. We recognize ROU assets and lease liabilities at commencement date, which is when the underlying asset is available for use to a lessee, based on the present value of lease payments over the lease term.

Our operating and finance leases are primarily facility, equipment, and land leases. Our facility leases comprise mainly manufacturing facilities, sales and design facilities, offices, storage and/or warehouses, and truck marshaling yards for our GES business. These facility leases have lease terms ranging up to 34 years. Our equipment leases comprise mainly vehicles, hardware, and office equipment, each with various lease terms. Our land leases comprise mainly leases in Canada and Iceland on which our Pursuit hotels or attractions are located and have lease terms ranging up to 46 years.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Foreign Currency Translation

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, the Middle East, Germany, and to a lesser extent, in certain other countries. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) (“AOCI”) in the Consolidated Balance Sheets. For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the average foreign exchange rates for the period. We also have certain loans and leases in currencies other than the entity’s functional currency, which results in gains or losses as exchange rates fluctuate and are recorded in the Consolidated Statements of Operations.

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

We account for share-based awards that will be settled in shares of our common stock as equity-based awards. We measure share-based compensation expense of equity-based awards at fair value on the grant date on a straight-line basis over the vesting period. The estimated number of awards to be achieved related to a performance condition is updated each reporting period based on the number of units expected to vest. The fair value of share-based awards that contain a performance goal based on a market condition such as total shareholder return is estimated using a Monte Carlo simulation. Share-based compensation expense related to equity-based awards is recognized ratably over the requisite service period ranging from one to three years.

We account for share-based payment awards that will be settled in cash as liability-based awards, which include PRSUs and restricted stock units. We measure share-based compensation expense of liability-based awards at fair value at each reporting date until the date of settlement based on the number of units expected to vest and, where applicable, the level of achievement of predefined performance goals. The fair value of awards containing a performance goal with a market condition is determined using a Monte Carlo simulation model. Share-based compensation expense related to liability-based awards is recognized ratably over the requisite service period of approximately three years.

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

Income (Loss) Per Common Share

Diluted income (loss) per common share is calculated using the more dilutive of the two-class method or if-converted method. The two-class method uses net income (loss) available to common stockholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income (loss) available to common shareholders and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

restricted share units and convertible preferred stock. We apply the two-class method in calculating income (loss) per common share as unvested share-based payment awards that contain nonforfeitable rights to dividends and preferred stock are considered participating securities. Accordingly, such securities are included in the earnings allocation in calculating income (loss) per share. The adjustment to the carrying value of the redeemable noncontrolling interest is reflected in income (loss) per common share.

Government Assistance

We received government assistance of approximately $2.7 million in 2022, and $21.6 million in 2021. We did not receive any government assistance in 2023. Benefits received were primarily from the Canadian Emergency Wage Subsidy (“CEWS”) program, the United Kingdom’s COVID Job Retention Scheme (“CJRS”), and two Netherlands programs referred to as NOW and TVL.

The CEWS program was implemented by the Canadian government in response to the COVID-19 pandemic for businesses operating in Canada. Our Canadian subsidiaries within Pursuit and GES qualified for and applied for these CEWS cash benefits to partially offset the impacts of revenue reductions and on-going staffing costs. During 2022, GES received approximately $1.4 million in CEWS benefits. During 2021, Pursuit received approximately $11.6 million and GES received approximately $1.9 million. The CEWS benefits were recorded as a reduction to “Costs of services” in the Consolidated Statements of Operations.

The CJRS program was implemented by the United Kingdom government in response to the COVID-19 pandemic to allow employers to retain and continue to pay their furloughed employees. Furloughed employees were paid 80% of their salary up to a maximum of GBP 2,500 per month. During July 2021, employers were required to contribute 10% of the furloughed employees salary, which increased to 20% before the program closed on September 30, 2021. Payments were handled by Her Majesty's Revenue and Customs, or HMRC. GES received approximately $0.9 million in 2021, which was recorded as a reduction to “Costs of services” in the Consolidated Statements of Operations.

The NOW and TVL programs were implemented by the Dutch government in response to the COVID-19 pandemic. The NOW program was a temporary emergency bridging measure to reimburse up to 85% of employees’ salaries, and payments were handled by the Employee Insurance Agency, or UWV. The TVL program was a business support program focused on non-labor business expenses. The amounts claimed were based on lost income of more than 30%. Payments were handled by the Netherlands Enterprise Agency, or RVO. GES received approximately $0.6 million in 2022 and $3.0 million in 2021 for both NOW and TVL programs, which were recorded as a reduction to “Costs of services” in the Consolidated Statements of Operations.

The remaining benefits received were from various other programs totaling $0.7 million in 2022, and $4.2 million in 2021.

Impact of Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements:

Standard	Description	Date of adoption	Effect on the financial statements
Standards Not Yet Adopted
Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Amendment expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.	1/1/2024

This new guidance will expand our footnote disclosures within the scope of this new standard with no impacts to our consolidated financial statements. The required annual disclosures for interim periods is effective in the first quarter of 2025.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Amendment expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid.	1/1/2025	This new guidance will expand our footnote disclosures within the scope of this new standard with no impacts to our consolidated financial statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Standard	Description	Date of adoption	Effect on the financial statements
Standards Recently Adopted
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

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
ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2021	$39,662
Cash additions	158,567
Revenue recognized	(151,408)
Foreign exchange translation adjustment	(2,064)
Balance at December 31, 2022	44,757
Cash additions	229,688
Revenue recognized	(222,379)
Foreign exchange translation adjustment	1,256
Balance at December 31, 2023	$53,322

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2021	$13,790
Additions	62,038
Expenses	(58,561)
Foreign exchange translation adjustment	(699)
Balance at December 31, 2022	16,568
Additions	72,990
Expenses	(67,866)
Foreign exchange translation adjustment	282
Balance at December 31, 2023	$21,974

As of December 31, 2023, capitalized contract costs consisted of $2.2 million to obtain contracts and $19.8 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the years ended December 31, 2023 or 2022.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Disaggregation of Revenue

The following tables disaggregate Pursuit and GES revenue by major service and product lines, timing of revenue recognition, and markets served:

Pursuit

	Year Ended December 31,
(in thousands)	2023	2022	2021
Services:
Ticket revenue	$143,362	$114,936	$61,166
Rooms revenue	85,942	77,019	57,603
Transportation	13,440	12,460	5,591
Other	15,920	14,143	8,564
Total services revenue	258,664	218,558	132,924
Products:
Food and beverage	55,044	47,275	28,953
Retail operations	36,577	33,494	25,171
Total products revenue	91,621	80,769	54,124
Total revenue	$350,285	$299,327	$187,048

Timing of revenue recognition:
Services transferred over time	$258,664	$218,558	$132,924
Products transferred at a point in time	91,621	80,769	54,124
Total revenue	$350,285	$299,327	$187,048

Markets:
Banff Jasper Collection	$183,709	$152,863	$82,728
Alaska Collection	40,014	39,434	37,344
Glacier Park Collection	60,104	57,760	45,276
FlyOver	29,626	24,445	10,693
Sky Lagoon	36,832	24,825	11,007
Total revenue	$350,285	$299,327	$187,048

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

GES

	Year Ended December 31,
(in thousands)	2023	2022	2021
Service lines:
Spiro	$283,171	$277,641	$116,587
GES Exhibitions	614,418	557,880	209,529
Intersegment eliminations	(9,194)	(7,537)	(5,824)
Total revenue	$888,395	$827,984	$320,292

Timing of revenue recognition:
Services transferred over time	$747,562	$693,482	$268,218
Products transferred over time(1)	58,511	51,134	18,551
Products transferred at a point in time	82,322	83,368	33,523
Total revenue	$888,395	$827,984	$320,292

Geographical markets:
North America	$687,324	$675,628	$243,983
EMEA	235,211	176,086	82,242
Intersegment eliminations	(34,140)	(23,730)	(5,933)
Total revenue	$888,395	$827,984	$320,292

(1)
GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan, as amended (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. In June 2017, we reserved 1,750,000 shares of common stock for issuance under the 2017 Plan. On May 24, 2022, we amended and restated the 2017 Plan, which among other things, increased the number of shares reserved for issuance under the 2017 Plan by 840,000 shares, bringing the total number of reserved shares to 2,590,000. As of December 31, 2023, there were 798,446 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation expense:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Performance-based restricted stock units	$3,282	$541	$549
Restricted stock awards and restricted stock units	6,523	6,703	5,451
Stock options	1,647	2,997	1,727
Share-based compensation expense before income tax	11,452	10,241	7,727
Income tax benefit(1)	(151)	(117)	(82)
Share-based compensation expense, net of income tax	$11,301	$10,124	$7,645
(1)
The income tax benefit amount for all periods primarily reflects the tax benefit associated with our Canadian-based employees. Refer to Note 18 – Income Taxes.

We recorded no share-based compensation expense through restructuring charges in 2023, 2022 or 2021. No share-based compensation costs were capitalized during 2023, 2022, or 2021.

Performance-based Restricted Stock Units

PRSUs are tied to our stock price and the expected achievement of certain performance-based criteria. The vesting of PRSUs is based upon the achievement of the performance-based criteria over a three to four-year period. We account for PRSUs that will be settled in shares of our common stock as equity-based awards. We measure share-based compensation expense of equity-based awards at fair

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

value on the grant date on a straight-line basis over the vesting period. The estimated number of units to be achieved is updated each reporting period.

We account for PRSUs that will be settled in cash as liability-based awards. We measure share-based compensation expense of liability-based awards at fair value at each reporting date until the date of settlement. Forfeitures are recorded when they occur.

During the year ended December 31, 2023, we granted PRSUs all of which are payable in shares.

In 2023, PRSUs granted in 2020 vested; however, as performance metrics were not achieved, no awards were paid in cash or in shares. In 2022, PRSUs granted in 2019 vested and we paid $0.4 million in cash. No PRSUs were paid in shares in 2022. In 2021, PRSUs granted in 2018 vested; however, as performance metrics were not achieved, no awards were paid in cash or in shares.

As of December 31, 2023, the unamortized cost of outstanding equity-based PRSUs was $5.0 million, which we expect to recognize over a weighted-average period of approximately 1.7 years. Liabilities related to liability-based PRSUs were zero as of December 31, 2023 and December 31, 2022.

The following table summarizes the activity of the outstanding PRSU awards:

	Equity-Based PRSUs		Liability-Based PRSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2022	101,785	$31.28	40,075	$56.06
Granted(1)	191,883	$36.48	—	$—
Vested	—	$—	(40,075)	$56.06
Forfeited(1)	(9,475)	$36.46	—	$—
Balance at December 31, 2023	284,193	$34.62	—	$—
(1)
Includes adjustments for estimated achievement of performance-based criteria.

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

As of December 31, 2023, the unamortized cost of outstanding equity-based restricted stock awards and restricted stock units was $7.2 million, which we expect to recognize over a weighted-average period of approximately 1.2 years. We withheld 48,039 shares for $1.5 million during 2023, 43,887 shares for $1.4 million during 2022, and 37,686 shares for $1.6 million during 2021 related to tax withholding requirements on vested share-based awards.

Aggregate liabilities related to liability-based restricted stock units were zero as of December 31, 2023 and $0.1 million as of December 31, 2022. In 2023, 2,260 restricted stock units vested, and we paid $0.1 million in cash. In 2022, 3,709 restricted stock units vested, and we paid $0.1 million in cash. In 2021, 3,174 restricted stock units vested, and we paid $0.1 million in cash.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the activity of the outstanding restricted stock awards and restricted stock units:

	Equity-Based Restricted Stock Awards		Equity-Based Restricted Stock Units		Liability-Based Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2022	23,292	$54.03	412,019	$33.43	2,260	$54.75
Granted	—	$—	227,891	$28.96	—	$—
Vested	(23,011)	$54.20	(160,578)	$33.49	(2,260)	$54.75
Forfeited	(11)	$56.23	(30,339)	$32.92	—	$—
Balance at December 31, 2023	270	$39.28	448,993	$31.18	—	$—

Stock Options

We grant non-qualified stock options that are performance-based, as well as non-qualified stock options that are service-based. The performance-based awards are recognized on a straight-line basis over the respective performance period, and the underlying shares expected to be settled are adjusted each reporting period based on estimated future achievement of the respective performance metrics. The service-based awards are recognized on a straight-line basis over the requisite service period on a graded-vesting schedule ranging from one to three years. We did not grant any stock options during 2023.

The following table summarizes stock options outstanding and exercisable as of December 31, 2023:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$21.85	54,150	3.65	$21.85	54,150	$21.85
$33.96	233,970	5.15	$33.96	77,991	$33.96
$44.80	137,858	4.15	$44.80	91,906	$44.80
$21.85 - $44.80	425,978	4.64	$35.93	224,047	$35.48

The aggregate intrinsic value of stock options outstanding at December 31, 2023 was $1.3 million, which represents the difference between our closing stock price at the end of the reporting period and the exercise price, multiplied by the number of in-the-money stock options. The aggregate intrinsic value of options exercisable at December 31, 2023 was $1.0 million

As of December 31, 2023 and 2022, the total unrecognized compensation cost related to non-vested stock option awards was $0.6 million and $2.3 million, respectively. We expect to recognize such costs over a weighted-average period of approximately 0.5 years.

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

The following table summarizes the final allocation of the aggregate purchase price and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During the first quarter of 2023, we made a purchase accounting measurement period adjustment of $41,000 to working capital based on refinements to assumptions used in the preliminary valuation.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

2022 Disposition

ON Services

On December 15, 2022, we completed the sale of substantially all of the assets of GES’ United States audio-visual production business, ON Services – AV Specialists, Inc. (“ON Services”), for approximately $30.0 million, subject to customary working capital adjustments. We recognized a gain on sale of $19.6 million. During 2023, we made a sale purchase price adjustment of approximately $0.2 million. ON Services had a net carrying value of $10.4 million, which included $4.9 million of net working capital and net non-current assets of $5.5 million. Working capital consisted primarily of accounts receivable of $8.2 million and other current assets of $0.7 million, offset in part by current liabilities of $4.0 million. Net non-current assets consisted primarily of property and equipment of $6.0 million, offset in part by other liabilities of $0.5 million. The staging business of ON Services was included in the Spiro reportable segment and the venue services business in the United States was included in the GES Exhibitions reportable segment. The ON Services sale did not represent a strategic shift that has or will have a major effect on our operations and financial results, and therefore was not classified as a discontinued operation for any of the periods presented.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 5. Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2023	2022
Raw materials	$681	$1,403
Finished goods	9,472	9,382
Inventories	$10,153	$10,785

Note 6. Other Current Assets

Other current assets consisted of the following:

	December 31,
(in thousands)	2023	2022
Restricted cash	$6,325	$4,845
Prepaid software maintenance	4,905	4,650
Prepaid project deposit	3,699	3,615
Prepaid vendor payments	2,403	2,084
Prepaid taxes	881	142
Income tax receivable	670	322
Prepaid other	1,567	1,836
Other	1,324	1,483
Other current assets	$21,774	$18,977

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,
(in thousands)	2023	2022
Land and land interests(1)	$31,184	$30,902
Buildings and leasehold improvements	445,074	409,852
Equipment and other	455,070	413,485
Gross property and equipment	931,328	854,239
Accumulated depreciation	(395,557)	(362,195)
Property and equipment, net (excluding finance leases)	535,771	492,044
Finance lease ROU assets, net	57,120	57,534
Property and equipment, net	$592,891	$549,578
(1)
Land and land interests include certain leasehold interests in land within Pursuit for which we are considered to have perpetual use rights. The carrying amount of these leasehold interests was $8.1 million as of December 31, 2023 and $7.8 million as of December 31, 2022. These land interests are not subject to amortization.

Depreciation expense was $42.2 million during 2023, $43.0 million during 2022, and $43.7 million during 2021.

Accounts payable and accrued liabilities related to the addition of property and equipment was $5.9 million as of December 31, 2023 and $3.1 million as of December 31, 2022. Capitalized interest was $2.1 million during 2023 and $3.0 million during 2022, which was primarily related to the development of Pursuit’s FlyOver attractions.

Note 8. Other Investments and Assets

Other investments and assets consisted of the following:

	December 31,
(in thousands)	2023	2022
Self-insured liability receivable	$7,776	$8,211
Other mutual funds	4,271	3,490
Contract costs	1,772	2,237
Other	3,228	3,519
Other investments and assets	$17,047	$17,457

Note 9. Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2021	$112,078
Business acquisition	16,787
Foreign currency translation adjustments	(7,436)
Balance at December 31, 2022	121,429
Foreign currency translation adjustments	2,436
Other(1)	41
Balance at December 31, 2023	$123,906

(1)
Represents a purchase accounting measurement period adjustment related to the Glacier Raft Company acquisition. Refer to Note 4 – Acquisitions and Disposition for additional information.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the remaining goodwill by reporting unit:

	December 31,
(in thousands)	2023	2022
Pursuit:
Banff Jasper Collection	$63,829	$62,383
Alaska Collection	3,184	3,184
Glacier Park Collection	16,828	16,787
FlyOver	40,065	39,075
Total Goodwill	$123,906	$121,429

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

The results of our most recent impairment analysis performed as of October 31, 2023, indicated that no impairment existed for Pursuit’s reporting units with reported goodwill. The excess of the estimated fair value over the carrying value for our reporting units with reported goodwill (expressed as a percentage of the carrying amounts) under step one of the impairment test for the Banff Jasper Collection and the Alaska Collection was significant, Glacier Park Collection was 3%, and FlyOver was 5%.

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

Our accumulated goodwill impairment was $415.5 million as of December 31, 2023 and 2022.

Other intangible assets consisted of the following:

		December 31, 2023			December 31, 2022
(in thousands)	Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	8.2	$34,701	$(29,950)	$4,751	$37,194	$(30,109)	$7,085
Operating contracts and licenses	33.3	40,324	(4,692)	35,632	38,993	(3,504)	35,489
In-place lease	32.8	14,754	(1,842)	12,912	14,420	(1,404)	13,016
Tradenames	3.3	5,667	(4,121)	1,546	5,546	(3,324)	2,222
Other	4.2	787	(200)	587	770	(163)	607
Total amortized intangible assets		96,233	(40,805)	55,428	96,923	(38,504)	58,419
Indefinite-lived intangible assets:
Business licenses		569	—	569	566	—	566
Other intangible assets		$96,802	$(40,805)	$55,997	$97,489	$(38,504)	$58,985

Intangible asset amortization expense (excluding amortization expense of ROU assets) was $4.6 million during 2023, $5.2 million during 2022, and $5.8 million during 2021.

At December 31, 2023, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
2024	$3,680
2025	2,378
2026	2,344
2027	1,939
2028	1,907
Thereafter	43,180
Total	$55,428

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Continuing operations:
Foreign income taxes payable	$8,558	$8,354
Accrued concession fees	3,970	4,297
Accrued employee benefit costs	4,835	4,920
Self-insured liability	4,531	4,909
Accrued sales and use taxes	3,958	4,082
Commissions payable	3,799	5,059
Accommodation services deposits	2,681	2,208
Accrued professional fees	1,208	898
Current portion of pension and postretirement liabilities	1,396	1,426
Other	6,315	4,958
Total continuing operations	41,251	41,111
Discontinued operations:
Self-insured liability	121	458
Environmental remediation liabilities	25	46
Other	1,000	38
Total discontinued operations	1,146	542
Total other current liabilities	$42,397	$41,653

Note 11. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Continuing operations:
Foreign deferred tax liability	$28,234	$27,564
Multi-employer pension plan withdrawal liability	13,341	13,815
Self-insured excess liability	7,776	8,211
Self-insured liability	7,407	5,028
Accrued compensation	5,627	4,977
Accrued restructuring	2,666	3,245
Other	1,958	3,071
Total continuing operations	67,009	65,911
Discontinued operations:
Environmental remediation liabilities	2,140	2,177
Self-insured liability	1,562	1,631
Other	—	305
Total discontinued operations	3,702	4,113
Total other deferred items and liabilities	$70,711	$70,024

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12. Debt and Finance Obligations

The components of debt and finance obligations consisted of the following:

	December 31,
(in thousands, except interest rates)	2023	2022
2021 Credit Facility - Term Loan B, 10.5% interest rate at December 31, 2023 and 9.4% at December 31, 2022, due through 2028(1)	$321,000	$395,000
2021 Credit Facility - Revolving Credit Facility, 8.5% interest rate at December 31, 2023, due through 2026(1)	57,000	—
Jasper Term Loan, 6.5% interest rate at December 31, 2023, due through 2028(1)	12,655	—
Jasper Revolving Credit Facility, 9.5% weighted-average interest rate at December 31, 2023, due through 2028(1)	3,020	—
Forest Park Hotel Construction Loan Facility, 8.8% interest rate at December 31, 2022(1)	—	11,491
FlyOver Iceland Credit Facility, 8.9% interest rate at December 31, 2023 and 6.9% at December 31, 2022, due through 2027(1)	4,049	4,965
FlyOver Iceland Term Loans, 13.8% weighted-average interest rate at December 31, 2023 and 10.1% at December 31, 2022, due through 2024(1)	475	594
Less unamortized debt issuance costs	(9,453)	(11,848)
Total debt	388,746	400,202
Finance lease obligations, 9.2% weighted-average interest rate at December 31, 2023 and 9.1% at December 31, 2022, due through 2067	63,929	64,729
Financing arrangements	—	5,013
Total debt and finance obligations(2)(3)	452,675	469,944
Current portion	(8,371)	(13,192)
Long-term debt and finance obligations	$444,304	$456,752
(1)
Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs, commitment fees, or any expense or income related to the Interest Rate Cap as discussed in Note 13 - Derivative.
(2)
The weighted-average interest rate on total debt (including unamortized debt issuance costs and commitment fees) was 9.9% for 2023, 9.3% for 2022 and 6.4% for 2021. The estimated fair value of total debt and finance leases was $349.8 million as of December 31, 2023 and $301.8 million as of December 31, 2022. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 14 – Fair Value Measurements for additional information.
(3)
Cash paid for interest on debt was $47.5 million during 2023, $34.3 million during 2022, and $25.9 million during 2021.

2021 Credit Facility

Effective July 30, 2021, we entered into a $500 million credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provided for a $400 million term loan (“Term Loan B”) and a $100 million revolving credit facility (“Revolving Credit Facility”). The proceeds of the Term Loan B, net of $14.8 million in related fees, were used to repay the $327 million outstanding balance under our prior $450 million revolving credit facility and to provide for financial flexibility to fund future acquisitions and growth initiatives and for general corporate purposes.

On October 6, 2023, we entered into the Third Amendment to the 2021 Credit Facility, which among other things: increased the principal amount of the Revolving Credit Facility by $70 million, bringing the total amount of revolving capacity to $170 million, and added Brewster Inc., an Alberta corporation and a wholly-owned subsidiary of the Company, as a co-borrower. In connection with the amendment, we prepaid $70 million of the outstanding balance on our existing Term Loan B using $60 million from the Revolving Credit Facility and $10 million of cash from the Company’s balance sheet. The credit spread on the Term Loan B is 5.00% for Secured Overnight Financing Rate (“SOFR”) borrowings, which is 200 basis points higher than the current credit spread on our Revolving Credit Facility.

LIBOR Transition Amendment

On February 6, 2023, we entered into the LIBOR Transition Amendment to the 2021 Credit Facility to replace the London Interbank Offered Rate (“LIBOR”) with the SOFR. In accordance with the LIBOR replacement provisions outlined in the 2021 Credit Facility, additional credit spread adjustments apply to SOFR ranging from 0.11448% (for a one-month duration) up to 0.71513% (for a 12-month duration).

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Term Loan B

The Term Loan B has a maturity date of July 30, 2028 and is subject to quarterly amortization of principal of $1.0 million. Interest rates are based on SOFR (plus additional credit spread adjustments as detailed above under “LIBOR Transition Amendment”) plus a 5.00% credit spread, with a SOFR floor of 0.50%. The Term Loan B carries no financial covenants.

As discussed in Note 13 – Derivative, we entered into an interest rate cap agreement that manages our exposure to interest rate increases on $300 million of borrowings under the 2021 Credit Facility or other SOFR-based borrowings and provides us with the right to receive payment if the one-month SOFR exceeds 5.0% (“Strike Rate”).

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

As of December 31, 2023, our total net leverage ratio was 2.55 to 1.00, the interest coverage ratio was 3.24 to 1.00, and we were in compliance with all covenants under the Revolving Credit Facility.

In addition to U.S. dollar borrowings, we may borrow funds on the Revolving Credit Facility in Canadian Dollars based on the Canadian Dollar Offered Rate, Pound Sterling based on the Sterling Overnight Index Average, and Euros based on the Euro Interbank Offered Rate, plus applicable credit spreads. No such borrowings had been made as of December 31, 2023.

As of December 31, 2023, capacity remaining under the Revolving Credit Facility was $108.0 million, reflecting $170 million total facility size, less $57.0 million outstanding balance and $5.0 million in outstanding letters of credit.

Forest Park Hotel Construction Loan Facility

Effective May 17, 2022, Pursuit, through a 60% owned subsidiary, entered into a construction loan facility for borrowings up to $17.0 million Canadian dollars (approximately $13.3 million U.S. dollars) for the development and construction of the Forest Park Hotel in Jasper National Park. Construction of the hotel was completed in August 2022. During January 2023, we completed our final borrowing under the construction loan facility bringing the total amount borrowed to $16.8 million Canadian dollars.

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

Jasper Credit Facility

The Jasper Credit Facility provides for a $17.0 million Canadian dollar term loan (“Jasper Term Loan”) and a $10.0 million Canadian dollar revolving credit facility (“Jasper Revolving Credit Facility”). The Jasper Credit Facility matures on January 31, 2028.

The Jasper Revolving Credit Facility carries financial covenants as follows:

•
Maintain a pre-compensation fixed-charge coverage ratio of not less than 1.30 to 1.00; and
•
Maintain a post-compensation fixed-charge coverage ratio of not less than 1.10 to 1.00.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2023, the pre-compensation and post-compensation fixed-charge coverage ratios were 4.01 to 1.00, and Pursuit was in compliance with all covenants under the Jasper Credit Facility.

Jasper Term Loan

The proceeds of the Jasper Term Loan reflect the outstanding balance of the Forest Park Construction Loan Facility at the time it was converted to the Jasper Term Loan of $16.8 million Canadian dollars. The Jasper Term Loan bears interest at a 6.5% fixed rate.

Jasper Revolving Credit Facility

The proceeds of the Jasper Revolving Credit Facility are used to fund capital improvements. As of December 31, 2023, capacity remaining under the Jasper Revolving Credit Facility was $6.0 million Canadian dollars (approximately $4.5 million U.S. dollars). The Jasper Revolving Credit Facility bears interest at the Canadian Prime Rate plus 2.25%.

FlyOver Iceland Credit Facility

Effective February 15, 2019, FlyOver Iceland ehf., (“FlyOver Iceland”) a wholly-owned subsidiary of Esja, entered into a credit agreement with a €5.0 million (approximately $5.6 million U.S. dollars) credit facility (the “FlyOver Iceland Credit Facility”) with an original maturity date of March 1, 2022. The loan proceeds were used to complete the development of the FlyOver Iceland attraction. The loan bears interest at the three month Euro Interbank Offered Rate (“EURIBOR”) plus 4.9%.

FlyOver Iceland entered into an addendum effective December 1, 2021 wherein the principal payments were deferred for twelve months beginning December 1, 2021, with the first payment due December 1, 2022 and the maturity date was extended to September 1, 2027. The addendum provided for a semi-annual waiver of certain covenants through June 30, 2022 with the first testing date as of December 31, 2022. Effective November 2, 2022, FlyOver Iceland received a financial covenant waiver for the 2022 through 2023 testing periods.

On February 27, 2024, FlyOver Iceland reached an agreement to amend and extend the FlyOver Iceland Credit Facility, wherein the principal payments are deferred for six months beginning March 1, 2024, with equal quarterly principal payments due beginning September 1, 2024 and a maturity date of September 1, 2029. Refer to Note 25 – Subsequent Events for additional information.

FlyOver Iceland Term Loans

During 2020, FlyOver Iceland entered into three term loans totaling ISK 90.0 million (approximately $0.7 million U.S. dollars) (the “FlyOver Iceland Term Loans”). The first term loan for ISK 10.0 million was entered into effective October 15, 2020 and matured on April 1, 2023. It bore interest on a seven-day term deposit rate at the Central Bank of Iceland. The second term loan for ISK 30.0 million was entered into effective October 15, 2020 with a maturity date of October 1, 2024 and bears interest on a seven-day term deposit at the Central Bank of Iceland plus 3.07%. The third term loan for ISK 50.0 million was entered into effective December 29, 2020 with an original maturity date of February 1, 2023, which was extended to February 1, 2024 by way of a subsequent amendment, and bears interest at one-month Reykjavik InterBank Offered Rate (“REIBOR”) plus 4.99%. On February 27, 2024, FlyOver Iceland reached an agreement with its lender to refinance the ISK 50.0 million loan with a new ISK 50.0 million term loan that matures on August 1, 2024. Refer to Note 25 – Subsequent Events for additional information.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future maturities

Aggregate annual maturities of debt (excluding finance obligations) as of December 31, 2023 are as follows:

(in thousands)	Credit Facilities
Year ending December 31,
2024	$5,630
2025	5,323
2026	62,340
2027	5,086
2028	319,820
Total	$398,199

The aggregate annual maturities and the related amounts representing interest on finance lease obligations are included in Note 21 – Leases and Other.

Note 13. Derivative

Interest Rate Cap

On January 4, 2023, we entered into an interest rate cap agreement with an effective date of January 31, 2023. The interest rate cap manages our exposure to interest rate increases on $300 million in SOFR-based borrowings under our 2021 Credit Facility and provides us with the right to receive payment if the one-month SOFR exceeds the Strike Rate. Beginning on February 28, 2023, we pay a fixed monthly deferred premium based on an annual rate of 0.3335% for the interest rate cap, which matures on January 31, 2025. During 2023, we received gross proceeds from the interest rate cap of $0.5 million as one-month SOFR exceeded the Strike Rate.

We designated the interest rate cap as a cash flow hedge designed to hedge the variability of the SOFR-based interest payments on our 2021 Credit Facility. The interest rate cap is recorded in the Consolidated Balance Sheets at fair value. The fair value is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate cap including the price of the cap and the period to maturity. While there are no quoted prices in active markets, our calculation uses observable market-based inputs, including interest rate curves. The interest rate cap is classified as Level 2 within the fair value hierarchy. Refer to Note 14 – Fair Value Measurements for the related fair value disclosures.

The fair value of the interest rate cap is as follows:

		December 31,	December 31,
(in thousands)	Classification	2023	2022
Derivatives designated as hedging instruments
Interest rate cap - short-term	Other current liabilities	$443	$—
Interest rate cap - long-term	Other deferred items and liabilities	45	—
Total derivatives designated as hedging instruments		$488	$—

Changes in the fair value of the interest rate cap are recorded in AOCI. Amounts accumulated in AOCI are reclassified to “Interest expense, net” in the Consolidated Statements of Operations when the hedged item affects earnings. During 2023, approximately $0.8 million was reclassified to interest expense, net, and $0.7 million remained in unrealized losses in AOCI as of December 31, 2023. We estimate that $0.2 million will be reclassified to earnings within the next 12 months.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds(1)	$4,271	$4,271	$—	$—
Total assets at fair value on a recurring basis	$4,271	$4,271	$—	$—
Liabilities:
Interest rate cap (2)	$488	$—	$488	$—
Total liabilities at fair value on a recurring basis	$488	$—	$488	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds(1)	3,490	3,490	—	—
Total assets at fair value on a recurring basis	$3,490	$3,490	$—	$—
(1)
We include other mutual funds in “Other investments and assets” in the Consolidated Balance Sheets.
(2)
Refer to Note 13 – Derivative.

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. Refer to Note 12 – Debt and Finance Obligations for the estimated fair value of debt obligations.
Note 15. Income (Loss) Per Share

The components of basic and diluted income (loss) per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net income (loss) attributable to Viad	$16,017	$23,220	$(92,655)
Less: Allocation to participating securities	(1,993)	(3,600)	—
Convertible preferred stock dividends paid in cash	(7,801)	(7,801)	(3,900)
Convertible preferred stock dividends paid in kind	—	—	(3,821)
Adjustment to the redemption value of redeemable noncontrolling interest	—	(763)	(1,797)
Net income (loss) allocated to Viad common stockholders (basic)	$6,223	$11,056	$(102,173)
Add: Allocation to participating securities	18	30	—
Net income (loss) allocated to Viad common stockholders (diluted)	$6,241	$11,086	$(102,173)

Basic weighted-average outstanding common shares	20,855	20,589	20,411
Additional dilutive shares related to share-based compensation	242	223	—
Diluted weighted-average outstanding shares	21,097	20,812	20,411
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$0.30	$0.54	$(5.01)
Diluted income (loss) attributable to Viad common stockholders(1)	$0.30	$0.53	$(5.01)

(1)
Diluted loss per share amount cannot exceed basic loss per share.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Convertible preferred stock	—	—	6,674
Unvested restricted share-based awards	40	23	176
Unvested performance share-based awards	93	8	32
Stock options	372	255	194

Note 16. Common and Preferred Stock

Preferred Stock

We authorized two million shares of Junior Participating Preferred Stock, none of which was outstanding on December 31, 2023 and five million shares of Preferred Stock of which 141,827 shares are outstanding.

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

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Dividends paid-in-kind increase the redemption value of the preferred stock. The redemption value of the preferred stock was $141.8 million as of December 31, 2023 and 2022. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the year ended December 31, 2023, $7.8 million of dividends were declared, all of which were paid in cash. We intend to pay preferred stock dividends in cash for the foreseeable future.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. In March 2020, our Board of Directors suspended our share repurchase program. As of December 31, 2023, 546,283 shares remain available for repurchase under all prior authorizations. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17. Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Unrealized Loss on Interest Rate Cap	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(16,162)	$(11,267)	$—	$(27,429)
Other comprehensive income (loss) before reclassifications	(26,821)	117	—	(26,704)
Amounts reclassified from AOCI, net of tax	—	6,948	—	6,948
Net other comprehensive income (loss)	(26,821)	7,065	—	(19,756)
Balance at December 31, 2022	$(42,983)	$(4,202)	$—	$(47,185)
Other comprehensive income (loss) before reclassifications	7,643	(119)	(489)	7,035
Amounts reclassified from AOCI, net of tax	—	(82)	(162)	(244)
Net other comprehensive income (loss)	7,643	(201)	(651)	6,791
Balance at December 31, 2023	$(35,340)	$(4,403)	$(651)	$(40,394)

Amounts reclassified from AOCI that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 19 – Pension and Postretirement Benefits for additional information.

Note 18. Income Taxes

We record current income tax expense for the amounts that we expect to report and pay on our income tax returns and deferred income tax expense for the change in the deferred tax assets and liabilities. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) that significantly changed United States tax law. One part of this Tax Act required us to pay a deemed repatriation tax of $5.2 million on our cumulative foreign earnings and profit. After application of tax payments and credits, $1.0 million of the liability remains outstanding as of December 31, 2023 and 2022 and is due in 2025.

We cannot provide any assurance that changes in tax laws or regulations, both within the United States and other jurisdictions in which we operate, such as the proposed 15% global minimum tax under the Organization for Economic Co-operation and Development (the “OECD”) Pillar Two, Global Anti-Base Erosion Rules (the “Pillar Two Rules”), will not materially and adversely affect our effective tax rates, tax payments financial condition and results of operations. As of December 31, 2023, among the jurisdictions where a country has already enacted legislation adopting Pillar Two rules, only the United Kingdom’s adoption may have an immaterial impact on our future effective tax rates and future cash payments.

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Foreign	$90,325	$40,178	$(17,750)
United States	(47,252)	(5,558)	(77,331)
Income (loss) from continuing operations before income taxes	$43,073	$34,620	$(95,081)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the income tax provision from continuing operations are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current:
United States:
Federal	$101	$78	$49
State	593	302	(581)
Foreign	19,714	7,773	(7,268)
Total current	20,408	8,153	(7,800)
Deferred:
United States:
Federal	—	45	—
State	(1,588)	—	—
Foreign	(21)	1,775	6,012
Total deferred	(1,609)	1,820	6,012
Income tax (benefit) expense	$18,799	$9,973	$(1,788)

We are subject to income tax in the jurisdictions in which we operate. A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
(in thousands)	2023		2022		2021
Computed income tax expense (benefit) at statutory federal income tax rate	$9,046	21.0%	$7,270	21.0%	$(19,967)	21.0%
State income tax expense (benefit), net of federal benefit	(995)	(2.3)%	1,264	3.6%	(7,959)	8.4%
Remeasurement of deferred taxes due to change in tax rates	(735)	(1.7)%	(499)	(1.4)%	—	—
Foreign tax rate differential	792	1.8%	733	2.1%	(672)	0.7%
U.S. tax expense on current year foreign earnings, net of foreign tax credits and deductions	1,730	4.0%	401	1.2%	—	—
Change in valuation allowance not included in other line items	2,974	6.9%	(702)	(2.0)%	21,859	(23.0)%
Write-off of tax attributes	3,365	7.8%	—	—	—	—
Restructuring	—	—	—	—	4,676	(4.9)%
Other adjustments, net	2,622	6.1%	1,506	4.3%	275	(0.3)%
Income tax (benefit) expense	$18,799	43.6%	$9,973	28.8%	$(1,788)	1.9%

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of deferred income tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Tax credit carryforwards	$5,679	$7,461
Pension, compensation, and other employee benefits	16,369	16,287
Accrued liabilities and reserves	4,714	4,000
Net operating loss carryforwards	50,470	52,422
Leases	5,398	2,897
Goodwill and other intangible assets	3,990	5,100
Deferral of United States interest deductions	23,048	13,048
Other deferred income tax assets	10,245	9,601
Total deferred tax assets	119,913	110,816
Valuation allowance	(105,353)	(101,639)
Foreign deferred tax assets included above	(4,522)	(2,166)
United States net deferred tax assets	10,038	7,011
Deferred tax liabilities:
Property and equipment	(24,336)	(21,090)
Goodwill and other intangible assets	(12,576)	(10,857)
Leases	—	(295)
Other deferred income tax liabilities	(4,020)	(4,023)
Total deferred tax liabilities	(40,932)	(36,265)
Foreign deferred tax liabilities included above	(32,410)	(29,170)
United States net deferred tax liabilities included above	(8,522)	(7,095)
United States net deferred tax assets (liabilities)	$1,516	$(84)

In 2023, due to our income generated in GES Middle East and Europe, we incurred a global intangible low-taxed income (“GILTI”) tax of $1.7 million. The increase in our valuation allowance of $2.9 million was primarily the result of the disallowance of the interest deduction in the United States. The $3.4 million write-off of tax attributes was primarily due to expiring foreign tax credits and net operating losses on liquidated companies.

We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. In determining the recoverability of our deferred assets, we considered our cumulative loss incurred over the four-year period ended December 31, 2023 in each tax jurisdiction. Given the weight of objectively verifiable historical losses from our operations, we have recorded a valuation allowance on most of the deferred tax assets in the U.S., United Kingdom, Germany, and our FlyOver operations in Iceland and Toronto.

The valuation allowance was $105.4 million as of December 31, 2023 and $101.6 million at December 31, 2022. Due to our loss in the U.S. in 2023, our valuation allowance increased $8.7 million primarily as a result of the federal and states’ disallowance of the interest deduction. This was offset by a decrease of $5.0 million primarily due to the write-off of deferred assets and the related valuation allowance for expiring foreign tax credits and net operating losses on liquidated companies, the removal of the valuation allowance for onPeak LLC’s separate state deferred assets due to their cumulative income, and the utilization of deferred tax assets in Europe.

We had gross deferred tax assets of $119.9 million as of December 31, 2023 and $110.8 million as of December 31, 2022.

As of December 31, 2023, we had foreign tax credit carryforwards of $4.9 million, including $2.1 million against United States income tax that will begin to expire in 2027. Foreign tax credits creditable against United Kingdom taxes were $2.8 million, which can be carried forward indefinitely. As of December 31, 2023, we had $0.6 million of United States research and development credit carryforwards and $0.3 million of other general U.S. federal business credits that will begin to expire in 2038. We have recorded a valuation allowance on all tax credit carryforwards.

We had gross federal, state, and foreign net operating loss carryforwards of $355.3 million as of December 31, 2023 and $373.3 million as of December 31, 2022. The net operating loss carryforwards for 2023 that relate to the United States federal, United Kingdom, Germany, and Poland may be carried forward indefinitely. Certain state net operating loss carryforwards of $160.5 million expire from 2024 through 2042, although many states now have unlimited carryforwards. We recorded a valuation allowance on all net operating

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

losses, except certain losses generated by GES operations in certain U.S. states, and Canada (excluding FlyOver Canada Toronto). The remaining $4.4 million of Canadian net operating losses may be carried forward to offset taxable income in the next 20 years, of which we recorded a valuation allowance of $3.3 million for FlyOver Canada Toronto. The gross net operating loss carryforwards of Iceland of $11.7 million will expire between 2027 and 2033. During 2023, we wrote off all remaining net operating losses and related valuation allowances associated with our prior operations in Switzerland and Hong Kong as the legal liquidations were materially completed during the year.

We have not recorded deferred taxes for withholding taxes on current unremitted earnings of our subsidiaries in the United Kingdom, the Netherlands, and certain subsidiaries in Canada as there are no withholding taxes applied on the distributions of those current earnings in operations outside of the United States.

We exercise judgment in determining the income tax provision for positions taken on prior returns when the ultimate tax determination is uncertain. We classify liabilities associated with uncertain tax positions as “Other deferred items and liabilities” in the Consolidated Balance Sheets unless expected to be paid or released within one year. We had liabilities associated with uncertain tax positions of $0.7 million as of December 31, 2023 and $0.9 million as of December 31, 2022. As of December 31, 2023, these amounts do not include any accrual of interest nor penalties as none would be owed on these amounts. We elected that all uncertain tax positions, including interest and penalties, are classified as a component of income tax expense.

A reconciliation of the liabilities associated with uncertain tax positions (excluding interest and penalties) is as follows:

(in thousands)
Balance at December 31, 2020	$250
Additions for tax positions taken in prior years	285
Balance at December 31, 2021	535
Reductions for lapse of applicable statutes	(23)
Additions for tax positions taken in prior years	378
Balance at December 31, 2022	890
Reductions for lapse of applicable statutes	(217)
Additions for tax positions taken in prior years	66
Balance at December 31, 2023	$739

Our 2019 through 2021 Canadian tax years for some of our Canadian subsidiaries are currently being audited by the local taxing authorities. We do not anticipate any material adjustments for those years. United States federal tax years and various state tax years from 2020 through 2022 remain subject to income tax examinations by tax authorities. The tax years 2019 through 2021 remain subject to examination by various other foreign taxing jurisdictions.

We made $20.3 million of net cash payments during 2023 and received net cash refunds from income taxes of $0.8 million during 2022, and net cash refunds of $7.1 million during 2021. Of the net cash payments made in 2023, $16.6 million of the payments were made in Canada, $1.8 million in the Netherlands, $1.4 million were made in Iceland, Saudi Arabia, and to various domestic U.S. states, and the remaining $1.0 million were withholding taxes incurred due to cross border operational payments.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19. Pension and Postretirement Benefits

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

We also have certain defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, we retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, we typically fund the plans.

The components of net periodic benefit cost and other amounts of our pension plans recognized in other comprehensive income (loss) consist of the following:

	December 31,
(in thousands)	2023	2022	2021
Net periodic benefit cost:
Interest cost	$845	$478	$419
Expected return on plan assets	(126)	93	(47)
Amortization of prior service credit	(38)	—	—
Recognized net actuarial loss	291	444	623
Net periodic benefit cost	972	1,015	995
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	198	(3,409)	(883)
Reversal of amortization item:
Prior service credit (cost)	38	(518)	—
Net actuarial loss	(291)	(444)	(623)
Total recognized in other comprehensive income	(55)	(4,371)	(1,506)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$917	$(3,356)	$(511)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of net periodic benefit cost and other amounts of our postretirement benefit plans recognized in other comprehensive income (loss) consist of the following:

	December 31,
(in thousands)	2023	2022	2021
Net periodic benefit cost:
Service cost	$21	$34	$70
Interest cost	347	179	181
Amortization of prior service cost (credit)	114	89	(6)
Recognized net actuarial (gain) loss	(200)	(152)	115
Net periodic benefit cost	282	150	360
Settlement income	—	—	(65)
Total expenses, net	282	150	295
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	125	(2,540)	(642)
Prior service credit	—	509	—
Reversal of amortization items:
Net actuarial gain (loss)	200	152	(115)
Prior service (cost) credit	(114)	(89)	6
Settlement income	—	—	65
Total recognized in other comprehensive income	211	(1,968)	(686)
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$493	$(1,818)	$(391)

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2023	2022	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$11,454	$15,191	$5,966	$9,170	$7,723	$10,134
Service cost	—	—	—	—	21	34
Interest cost	555	321	290	157	347	179
Plan amendments	—	(518)	—	—	—	509
Actuarial adjustments	232	(2,621)	163	(2,815)	125	(2,540)
Benefits paid	(821)	(919)	(585)	(546)	(517)	(593)
Benefit obligation at end of year	11,420	11,454	5,834	5,966	7,699	7,723
Change in plan assets:
Fair value of plan assets at beginning of year	9,110	11,647	—	—	—	—
Actual return on plan assets	323	(2,120)	—	—	—	—
Company contributions	510	502	585	546	517	593
Benefits paid	(821)	(919)	(585)	(546)	(517)	(593)
Fair value of plan assets at end of year	9,122	9,110	—	—	—	—
Funded status at end of year	$(2,298)	$(2,344)	$(5,834)	$(5,966)	$(7,699)	$(7,723)

The net amounts recognized in the Consolidated Balance Sheets under the captions “Pension and postretirement benefits” and “Other Current Liabilities” as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2023	2022	2023	2022	2023	2022
Non-current assets	$—	$(205)	$—	$—	$—	$—
Other current liabilities	—	—	566	570	659	687
Non-current liabilities	2,298	2,549	5,268	5,396	7,040	7,036
Net amount recognized	$2,298	$2,344	$5,834	$5,966	$7,699	$7,723

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts recognized in AOCI as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Total	Total
(in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Net actuarial loss (gain)	$6,695	$6,926	$400	$261	$(764)	$(1,088)	$6,331	$6,099
Prior service (credit) cost	(480)	(518)	—	—	500	613	20	95
Subtotal	6,215	6,408	400	261	(264)	(475)	6,351	6,194
Less tax effect	—	—	—	—	—	—	—	—
Total	$6,215	$6,408	$400	$261	$(264)	$(475)	$6,351	$6,194

The fair value of the domestic plans’ assets by asset class are as follows:

		Fair Value Measurements at December 31, 2023
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,205	$5,205	$—	$—
Equity securities	3,094	3,094	—	—
Cash	823	823	—	—
Total	$9,122	$9,122	$—	$—

		Fair Value Measurements at December 31, 2022
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,452	$5,452	$—	$—
Equity securities	3,473	3,473	—	—
Cash	185	185	—	—
Total	$9,110	$9,110	$—	$—

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans
2024	$985	$580	$675
2025	$1,035	$563	$688
2026	$1,013	$547	$694
2027	$957	$528	$675
2028	$948	$509	$654
2029-2033	$4,290	$2,213	$2,760

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

	December 31,
(in thousands)	2023	2022	2021
Net periodic benefit cost:
Service cost	$176	$280	$457
Interest cost	391	361	339
Expected return on plan assets	(345)	(393)	(508)
Recognized net actuarial loss	105	105	171
Settlement	—	593	—
Net periodic benefit cost	327	946	459
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (income) loss	11	(724)	(375)
Reversal of amortization of net actuarial loss	(105)	(105)	(171)
Total recognized in other comprehensive income	(94)	(829)	(546)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$233	$117	$(87)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
(in thousands)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$6,085	$10,790	$1,957	$2,470
Service cost	176	280	—	—
Interest cost	303	283	88	78
Actuarial adjustments	382	(1,682)	(98)	(268)
Benefits paid	(525)	(392)	(174)	(176)
Settlements	—	(2,616)	—	—
Translation adjustment	66	(578)	28	(147)
Benefit obligation at end of year	6,487	6,085	1,801	1,957
Change in plan assets:
Fair value of plan assets at beginning of year	6,200	11,171	—	—
Actual return on plan assets	643	(1,597)	—	—
Company contributions	(17)	222	174	176
Benefits paid	(525)	(392)	(174)	(176)
Settlements	—	(2,616)	—	—
Translation adjustment	66	(588)	—	—
Fair value of plan assets at end of year	6,367	6,200	—	—
Funded status at end of year	$(120)	$115	$(1,801)	$(1,957)

The net amounts recognized in the Consolidated Balance Sheets under the captions “Pension and postretirement benefits” and “Other Current Liabilities” as of December 31 were as follows:

	Funded Plans		Unfunded Plans
(in thousands)	2023	2022	2023	2022
Non-current assets	$(101)	$(115)	$—	$—
Other current liabilities	—	—	171	169
Non-current liabilities	221	—	1,630	1,788
Net amount recognized	$120	$(115)	$1,801	$1,957

Net actuarial losses for the foreign funded plans recognized in AOCI were $1.5 million ($1.2 million after-tax) as of December 31, 2023 and $1.5 million ($1.2 million after-tax) as of December 31, 2022. Net actuarial losses for the foreign unfunded plans recognized in AOCI were $0.5 million ($0.5 million after-tax) as of December 31, 2023 and $0.6 million ($0.5 million after-tax) as of December 31, 2022.

The fair value information related to the foreign pension plans’ assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$5,051	$5,051	$—	$—
Equity securities	1,268	1,268	—	—
Cash	48	48	—	—
Total	$6,367	$6,367	$—	$—

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$3,965	$3,965	$—	$—
Equity securities	2,036	2,036	—	—
Other	199	199	—	—
Total	$6,200	$6,200	$—	$—

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans
2024	$375	$173
2025	$374	$172
2026	$370	$170
2027	$370	$168
2028	$365	$166
2029-2033	$2,012	$791

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

The accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans
(in thousands)	2023	2022	2023	2022
Projected benefit obligation	$11,420	$11,454	$5,834	$5,966
Accumulated benefit obligation	$11,420	$11,454	$5,834	$5,966
Fair value of plan assets	$9,122	$9,110	$—	$—

	Foreign Plans
	Funded Plans		Unfunded Plans
(in thousands)	2023	2022	2023	2022
Projected benefit obligation	$6,487	$6,085	$1,801	$1,957
Accumulated benefit obligation	$6,079	$5,727	$1,801	$1,957
Fair value of plan assets	$6,367	$6,200	$—	$—

Contributions

In aggregate for both the domestic and foreign plans, we anticipate contributing $0.8 million to the funded pension plans, $0.8 million to the unfunded pension plans, and $0.7 million to the postretirement benefit plans in 2024.

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2023	2022	2023	2022	2023	2022	2023	2022
Discount rate	4.94%	5.13%	4.94%	5.13%	4.98%	5.17%	4.28%	4.68%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	2.24%	2.16%

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2023	2022	2023	2022	2023	2022	2023	2022
Discount rate	5.13%	2.73%	5.13%	2.73%	5.17%	2.85%	4.67%	4.71%
Expected return on plan assets	5.55%	3.75%	N/A	N/A	N/A	N/A	4.01%	4.47%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	2.24%	2.16%

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

Our participation in multi-employer pension plans for 2023 is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2023 and 2022 relates to the plan’s year end as of December 31, 2022 and 2021, respectively, and is based on information received from the plan. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

		Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Viad Contributions			Surcharge Paid	Expiration Date of Collective Bargaining Agreement(s)
(in thousands)	EIN	No.	2023	2022		2023	2022	2021
Pension Fund:
Western Conference of Teamsters Pension Plan	91-6145047	1	Green	Green	No	$5,113	$4,466	$2,571	No	Continuous
Chicago Regional Council of Carpenters Pension Fund	36-6130207	1	Green	Green	No	2,257	2,255	658	No	5/31/2027
Southern California Local 831—Employer Pension Fund(1)	95-6376874	1	Green	Green	No	1,964	1,181	302	No	Continuous
IBEW Local Union No 357 Pension Plan A	88-6023284	1	Green	Green	No	1,061	912	628	No	Continuous
New England Teamsters & Trucking Industry Pension	04-6372430	1	Red	Red	Yes	966	477	109	No	3/31/2027
Electrical Contractors Assoc. Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Plan #2	51-6030753	2	Green	Green	No	902	384	306	No	Continuous
Southwest Carpenters Pension Trust	95-6042875	1	Green	Green	No	599	573	352	No	7/31/2028
Machinery Movers Riggers & Mach Erect Local 136 Supplemental Retirement Plan(1)	36-1416355	11	Yellow	Yellow	Yes	462	900	176	Yes	6/30/2024
All other funds(2)						3,270	3,134	1,024
Total contributions to defined benefit plans						16,594	14,282	6,126
Total contributions to other plans						2,387	3,236	931
Total contributions to multi-employer plans						$18,981	$17,518	$7,057
(1)
We contributed more than 5% of total plan contributions for the plan year detailed in the plans’ most recent Form 5500s.
(2)
Represents participation in 28 pension funds during 2023.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Employee Benefits

We match United States employee contributions to the 401(k) Plan with shares of our common stock held in treasury up to 100% of the first 3% of a participant’s salary plus 50% of the next 2%. The expense associated with our match was $4.0 million for 2023, $3.5 million for 2022, and $2.2 million for 2021.
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

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2020	$2,440	$2,766	$24	$5,230
Restructuring charges	1,829	4,107	130	6,066
Cash payments	(2,302)	(3,506)	(91)	(5,899)
Non-cash items(1)	—	(1,906)	—	(1,906)
Adjustment to liability	9	(28)	(37)	(56)
Balance at December 31, 2021	1,976	1,433	26	3,435
Restructuring charges	624	2,351	84	3,059
Cash payments	(988)	(863)	(83)	(1,934)
Non-cash items(1)	—	(1,167)	—	(1,167)
Adjustment to liability	(3)	64	(15)	46
Balance at December 31, 2022	1,609	1,818	12	3,439
Restructuring charges	648	327	199	1,174
Cash payments	(623)	(807)	(213)	(1,643)
Adjustment to liability	—	40	2	42
Balance at December 31, 2023	$1,634	$1,378	$—	$3,012
(1)
Represents non-cash adjustments related to a write-down of certain ROU assets and leasehold improvements as a result of vacating certain facilities prior to the lease term during the year ended December 31, 2022 and a write down of certain ROU assets as a result of vacating certain facilities prior to the lease term during the year ended December 31, 2021.

As of December 31, 2023, $1.5 million of the liabilities related to severance & employee benefits and $1.1 million of liabilities related to facilities will remain unpaid by the end of 2024. The liabilities related to facilities primarily include dilapidations and non-lease expenses that will be paid over the remaining lease terms. Refer to Note 24 – Segment Information for information regarding restructuring charges by segment.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 21. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		December 31,
(in thousands)	Classification on the Consolidated Balance Sheet	2023	2022
Assets:
Operating lease assets	Operating lease ROU assets	$109,774	$102,777
Finance lease assets	Property and equipment, net	57,120	57,534
Total lease assets		$166,894	$160,311

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$17,334	$13,463
Finance lease obligations	Current portion of debt and finance obligations	2,742	2,978
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	106,109	101,297
Finance lease obligations	Long-term debt and finance obligations	61,187	61,751
Total lease liabilities		$187,372	$179,489

The components of lease expense consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022
Finance lease cost:
Amortization of ROU assets	$4,250	$4,264
Interest on lease liabilities	5,677	5,817
Operating lease cost	26,235	24,850
Short-term lease cost	3,564	2,545
Variable lease cost	5,291	5,566
Total lease cost, net	$45,017	$43,042

Other information related to operating and finance leases are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,775	$23,024
Operating cash flows from finance leases	$6,192	$6,089
Financing cash flows from finance leases	$3,185	$3,845
ROU assets obtained in exchange for lease obligations:
Operating leases	$24,226	$24,050
Finance leases (1)	$1,807	$5,139
(1)
Includes terminations of equipment finance leases during 2023.

	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	7.64	8.51
Finance leases	33.47	34.07
Weighted-average discount rate:
Operating leases	7.88%	7.25%
Finance leases	9.17%	9.12%

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2023, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2024	$26,110	$8,370	$34,480
2025	25,432	7,537	32,969
2026	24,461	6,839	31,300
2027	20,874	6,429	27,303
2028	15,017	6,094	21,111
Thereafter	56,181	175,047	231,228
Total future lease payments	168,075	210,316	378,391
Less: Amount representing interest	(44,632)	(146,387)	(191,019)
Present value of minimum lease payments	123,443	63,929	187,372
Current portion	17,334	2,742	20,076
Long-term portion	$106,109	$61,187	$167,296

As of December 31, 2023, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
2024	$2,842
2025	1,856
2026	1,605
2027	948
2028	771
Thereafter	2,081
Total minimum rents	$10,103

Lease Not Yet Commenced

As of December 31, 2023, we had executed a facility lease for which we did not have control of the underlying assets. Accordingly, we did not record the lease liability and ROU asset on our Consolidated Balance Sheets. This lease is for a new FlyOver attraction, FlyOver Canada Toronto. The lease commencement date was originally planned for 2023, however, it has been postponed due to permitting and other related delays. Upon commencement date, it will have a lease term of 20 years.

Note 22. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of December 31, 2023 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of December 31, 2023, we had recorded environmental remediation liabilities of $2.2 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2023, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of December 31, 2023 would be approximately $85.2 million. These guarantees relate to our leased equipment and facilities through January 2044. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

A significant number of our employees are unionized and we are a party to approximately 100 collective bargaining agreements, with approximately one-third requiring renegotiation each year. If we are unable to reach an agreement with a union during the collective bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact our business and results of operations. We believe that relations with our employees are satisfactory and that collective bargaining agreements expiring in 2024 will be renegotiated in the ordinary course of business. Although our labor relations are currently stable, disruptions could occur, with the possibility of an adverse impact on the operating results of GES. Refer to Note 19 – Pension and Postretirement Benefits for additional information on specific union-related pension matters.

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $11.9 million as of December 31, 2023, which includes $7.4 million related to workers’ compensation liabilities, and $4.5 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $1.7 million as of December 31, 2023. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.4 million as of December 31, 2023. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $4.6 million for 2023, $5.3 million for 2022, and $2.8 million for 2021.

In addition, as of December 31, 2023, we have recorded insurance liabilities of $7.8 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.6 million is related to workers’ compensation liabilities and $1.2 million is related to general/auto liability claims, which is recorded in “Other deferred items and liabilities” in the Consolidated Balance Sheets with a corresponding receivable in “Other investments and assets.”

Note 23. Noncontrolling Interests – Redeemable and Non-redeemable

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership increased to 56.4% as of December 31, 2023. Through Esja and its wholly-owned subsidiary, we are operating the FlyOver Iceland attraction.

The minority Esja shareholders have the right to sell (or “put”) their Esja shares to us based on a multiple of 5.0x EBITDA as calculated on the trailing 12 months from the most recently completed quarter before the put option exercise. The put option is only exercisable after August 2022 (the “Reference Date”), and in the event the FlyOver Iceland attraction has earned a minimum of €3.25 million in unadjusted EBITDA during the most recent fiscal year and during the trailing 12-month period prior to exercise (the “Put Option Condition”). The put option is exercisable during a period of 12 months following the Reference Date (the “Option Period”) if the Put Option Condition has been met. If the Put Option Condition has not been met during the first Option Period, the Reference Date will be extended for an additional 12 months up to three times. If the Put Option Condition is met during any of the Option Periods, yet the shares are not exercised prior to the end of the 12-month Option Period, the put option will expire. If the FlyOver Iceland attraction has not achieved the Put Option Condition by December 31, 2024, the put option expires. As of December 31, 2023, the FlyOver Iceland attraction has not achieved the Put Option Condition and we do not anticipate the Put Option Condition to be achieved prior to expiration.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

as determined by the purchase price allocation. We have made a policy election to reflect any changes caused by such an adjustment to retained earnings (accumulated deficit), rather than to current earnings (loss).

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2021	$5,444
Net loss attributable to redeemable noncontrolling interest	(748)
Adjustment to the redemption value	763
Foreign currency translation adjustment	(503)
Balance at December 31, 2022	4,956
Net loss attributable to redeemable noncontrolling interest	(401)
Foreign currency translation adjustment	178
Balance at December 31, 2023	$4,733

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2021	$15,315	$58,601	$11,640	$85,556
Net loss attributable to non-redeemable noncontrolling interest	1,394	1,675	(746)	2,323
Distributions to non-controlling interests	—	(570)	—	(570)
Foreign currency translation adjustments	(19)	(4,004)	(976)	(4,999)
Balance at December 31, 2022	$16,690	$55,702	$9,918	$82,310
Net income (loss) attributable to non-redeemable noncontrolling interest	1,464	2,858	3,514	7,836
Distributions to non-controlling interests	—	(721)	(2,005)	(2,726)
Foreign currency translation adjustments	5	1,269	494	1,768
Balance at December 31, 2023	$18,159	$59,108	$11,921	$89,188
Equity ownership interest that we do not own	20%	40%	49%
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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue:
Pursuit	$350,285	$299,327	$187,048
GES:
Spiro	283,171	277,641	116,587
GES Exhibitions	614,418	557,880	209,529
GES intersegment eliminations	(9,194)	(7,537)	(5,824)
Total GES	888,395	827,984	320,292
Total revenue	$1,238,680	$1,127,311	$507,340

Segment operating income (loss):
Pursuit	$53,381	$24,031	$4,609
GES:
Spiro	23,723	23,133	(9,556)
GES Exhibitions	31,339	21,780	(42,055)
Total GES	55,062	44,913	(51,611)
Segment operating income (loss)	108,443	68,944	(47,002)
Corporate eliminations (1)	59	67	70
Corporate activities	(14,040)	(13,418)	(11,689)
Gain on sale of ON Services	(204)	19,637	—
Interest expense, net	(47,978)	(34,891)	(28,324)
Other expense, net	(2,033)	(2,077)	(2,070)
Restructuring charges:
Pursuit	(199)	(55)	(85)
Spiro	(329)	(1,015)	(575)
GES Exhibitions	(646)	(1,960)	(5,361)
Corporate	—	(29)	(45)
Impairment charges:
GES Exhibitions	—	(583)	—
Income (loss) from continuing operations before income taxes	$43,073	$34,620	$(95,081)
(1)
Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additional information of our reportable segments is as follows:

	December 31,
(in thousands)	2023	2022	2021
Depreciation:
Pursuit	$32,937	$31,075	$27,360
Spiro	1,922	3,599	4,769
GES Exhibitions	7,280	8,315	11,550
Corporate	85	43	34
	$42,224	$43,032	$43,713
Amortization:
Pursuit	$4,907	$5,021	$5,108
Spiro	258	242	509
GES Exhibitions	3,654	4,188	4,420
	$8,819	$9,451	$10,037
Capital expenditures:
Pursuit	$62,339	$56,775	$54,325
Spiro	3,309	2,923	578
GES Exhibitions	10,337	7,342	2,557
Corporate and other	104	130	476
	$76,089	$67,170	$57,936

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

	December 31,
(in thousands)	2023	2022	2021
Revenue:
United States	$693,097	$703,379	$312,265
EMEA	279,892	207,339	96,603
Canada	265,691	216,593	98,472
Total revenue	$1,238,680	$1,127,311	$507,340
Long-lived assets:
United States	$235,421	$190,917	$179,756
EMEA	72,651	85,680	91,877
Canada	301,866	290,438	294,193
Total long-lived assets	$609,938	$567,035	$565,826

Note 25. Subsequent Events

FlyOver Iceland Credit Facility Amendment

On February 27, 2024, FlyOver Iceland reached an agreement to amend and extend the FlyOver Iceland Credit Facility, wherein the principal payments are deferred for six months beginning March 1, 2024, with equal quarterly principal payments due beginning September 1, 2024 and a maturity date of September 1, 2029. The amended terms also include a modification of the financial covenants and an adjustment of the interest rate to three-month EURIBOR plus 5.5%, decreasing to 4.9% once FlyOver Iceland’s leverage ratio is below 4.00 to 1.00.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FlyOver Iceland Term Loan Refinance

On February 27, 2024, FlyOver Iceland reached an agreement with its lender to refinance the ISK 50.0 million loan that was due February 1, 2024 with a new ISK 50.0 million term loan that matures on August 1, 2024 and bears interest at one-month REIBOR plus 4.7%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Viad Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and mezzanine equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2024, expressed a qualified opinion on the Company’s internal control over financial reporting.

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

Litigation, Claims, Contingencies, and Other—Self Insurance Liabilities—Refer to Notes 1, 8, 10, 11 and 22 to the financial statements

Critical Audit Matter Description

The Company is self-insured up to certain limits for workers’ compensation, automobile, product and general liability claims. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not reported, are made by the Company based on historical experience, claims frequency, insurance coverage, and other factors. The Company purchases insurance for amounts in excess of self-insured levels. The aggregate amount of these insurance liabilities related to continuing operations was $19.7 million as of December 31, 2023.

Given the subjectivity of estimating the projected settlement value of reported and unreported claims, auditing the self-insurance liabilities involved especially subjective auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists when auditing the self-insurance liabilities, and therefore, we have identified this as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the self-insurance liabilities included the following, among others:

•
We tested the effectiveness of controls related to self-insurance liabilities, including those over the projection of settlement value of reported and unreported claims.

•
We evaluated the methods and assumptions used by management to estimate the self-insurance liabilities by:
•
Agreeing the underlying claims data to source documents that served as the basis for the Company’s actuarial analysis, to evaluate whether the inputs to the actuarial estimate were reasonable.
•
Comparing management’s prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the self-insurance liabilities.
•
With the assistance of our actuarial specialists, we developed independent estimates of the self-insurance liabilities, using standard traditional actuarial methodologies, and compared our estimates to management’s estimates.

Goodwill — FlyOver and Glacier Park Collection – Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used a discounted expected future cash flow methodology to estimate the fair value of its reporting units, which requires management to make significant assumptions and estimates related to the discount rate and expected forecasts of future cash flows, including revenues and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins. Changes in these assumptions and estimates could have a significant impact on either the fair value, the amount of goodwill impairment charge, or both.

Given the significant judgments made by management to estimate the fair value of the FlyOver and Glacier Park Collection reporting units, performing audit procedures to evaluate the reasonableness of management’s assumptions and estimates related to selection of the discount rates and forecasts of future revenue and EBITDA margins required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the discount rates and forecasts of future revenue and EBITDA margins (“forecasts”) used by management to estimate the fair value of the FlyOver and Glacier Park Collection reporting units included the following procedures:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting units, such as the controls related to management’s selection of the discount rates and forecasts.
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

March 1, 2024

We have served as the Company’s auditor since at least 1929; however, an earlier year could not be reliably determined.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2023.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting using the criteria described in the “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2023.

Based on our assessment, we concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to our audit of the effectiveness of our internal control over financial reporting, which appears on the following page of this 2023 Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Viad Corp

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 1, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

Tempe, Arizona

March 1, 2024

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, director nomination procedures, and the Audit Committee of our Board of Directors is included in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 15, 2024 (the “Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Corporate Governance,” and “Delinquent Section 16(a) Reports” (if applicable), and are incorporated herein by reference. Information regarding our executive officers is located in Part I, “Other – Information about our Executive Officers” of this 2023 Form 10-K.

Our written code of ethics (the “Code of Ethics”), applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on our corporate website at www.viad.com/about-us/corporate-governance/documents-and-charters/default.aspx. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Ethics that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

Item 11. Executive Compensation

Information in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Board of Directors and Corporate Governance,” and “Executive Compensation” is incorporated herein by reference. The information in the section entitled “Executive Compensation – Pay versus Performance” will not be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in the Proxy Statement under the captions “Executive Compensation – Securities Authorized for Issuance Under Equity Compensation Plans” and “Stock Ownership Information” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in the Proxy Statement under the caption “Board of Directors and Corporate Governance” is incorporated herein by reference.

Item 14. Principal AccountANT Fees and Services

Information regarding principal accountant fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement under the caption “Ratification of the Selection of Deloitte & Touche LLP as Our Independent Registered Public Accounting Firm for 2024” and is incorporated herein by reference.

PART IV

Item 15. Exhibits AND Financial Statement Schedules

(a)
Financial Statements and Schedules

See Index to Financial Statements and Financial Statement Schedule at Item 8 of this 2023 Form 10-K.

(b)
Exhibit Index

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

3.A		Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004 (SEC File No. 001-11015; SEC Film No. 04961107).	10-Q	6/30/2004	3.A	8/9/2004

3.B		Bylaws of Viad Corp, as amended through December 5, 2013.	8-K		3	12/9/2013

3.C		Certificate of Designations of 5.5% Series A Convertible Preferred Stock.	8-K		3.1	8/5/2020

4.A		Registration Rights Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		4.1	8/5/2020

4.B	*	Description of Viad Corp’s Securities.

10.A1	+	Form of Incentive Stock Option Agreement, effective as of August 26, 2020, pursuant to the 2017 Viad Corp Omnibus Incentive Award Plan.	10-Q	9/30/2020	10.7	11/6/2020

10.B1	+	2017 Viad Corp Omnibus Incentive Plan, amended and restated effective May 24, 2022.	8-K		10.1	5/26/2022

10.B2	+	Form of Management Incentive Plan (MIP) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B4	2/28/2018

10.B3	+	Form of Management Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B5	2/28/2018

10.B4	+	Form of Restricted Stock Units Agreement, by and between Viad Corp and each of Steven W. Moster and Ellen M. Ingersoll, dated February 16, 2021.	8-K		10.1	2/17/2021

10.B5	+	Form of Restricted Stock Unit Agreement by and between Viad Corp and David Barry, dated March 29, 2022.	10-Q	3/31/2022	10.2	5/6/2022

10.B6	+	Form of Restricted Stock Units Agreement - Non-Employee Directors (Crestview), effective as of February 24, 2022, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	10-Q	3/31/2022	10.3	5/6/2022

10.B7	+	Form of Restricted Stock Units Agreement - Non-Employee Directors (Others), effective as of February 24, 2022, pursuant to the 2017 Corp Omnibus Incentive Plan.	10-Q	3/31/2022	10.4	5/6/2022

10.B8	+	Form of Stock Option Agreement, effective as of August 26, 2020, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	10-K	12/31/2022	10.B9	2/28/2023

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.B9	+	Form of Restricted Stock Units Agreement, effective as of May 26, 2022, pursuant to the Amended and Restated 2017 Corp Omnibus Incentive Plan.	10-K	12/31/2022	10.B10	2/28/2023

10.B10	+	Form of Restricted Stock Units Agreement, effective as of February 23, 2021, pursuant to the 2017 Corp Omnibus Incentive Plan.	10-K	12/31/2022	10.B11	2/28/2023

10.C1	+	Forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005.	8-K		10.B	8/29/2007

10.C2	+	Form of Viad Corp Executive Severance Plan (Tier I-2013) effective as February 27, 2013.	8-K		10.B	3/5/2013

10.C3	+	Amendment No. 1 to Viad Corp Executive Severance Plan (Tier I), effective as of February 26, 2014.	8-K		10	3/4/2014

10.C4	+	Severance Agreement (No Change in Control) between Viad Corp and Steven W. Moster, effective as of December 3, 2014.	8-K		10.B	12/5/2014

10.C5	+	Severance Agreement (No Change in Control) between Viad Corp and David W. Barry, effective as of April 22, 2015.	10-K	12/31/2015	10.H4	3/11/2016

10.D1	+	Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A.	8-K		10.A	8/29/2007

10.E1	+	Viad Corp Defined Contribution Supplemental Executive Retirement Plan, effective as of January 1, 2013.	8-K		10.E	3/5/2013

10.F1	+	Executive Officer Pay Continuation Policy adopted February 7, 2007.	8-K		10.A	2/13/2007

10.G1	+	Viad Corp Directors’ Matching Gift Program, effective as of February 18, 1999.	10-K	12/31/2018	10.H1	2/27/2019

10.H1	+	Form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987.	10-K	12/31/2008	10.1	2/27/2009

10.I1	+	Summary of Compensation Program of Non-Employee Directors of Viad Corp, effective as of February 25, 2020.	10-K	12/31/2020	10.J1	3/2/2021

10.J1		Investment Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		10.1	8/5/2020

10.J2		Stockholders Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		10.2	8/5/2020

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.J3	+	Form of Indemnification Agreement.	8-K		10.4	8/5/2020

10.J4		Form of Crestview Designee Indemnification Agreement.	8-K		10.5	8/5/2020

10.K1		$500,000,000 Credit Agreement among Viad Corp, Bank of America, N.A., and other lenders party thereto, dated as of July 30, 2021.	8-K		10.1	8/2/2021

10.K2		First Amendment, among the Company, the other loan parties party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends the Credit Agreement, dated as of July 30, 2021, among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto from time to time.	8-K		10.1	3/24/2022

10.K3		Second Amendment, dated as of March 28, 2023, among the Company, the other loan parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends the Credit Agreement, dated as of July 30, 2021 (as amended by the First Amendment, dated as of March 23, 2022), among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto from time to time.	8-K		10.1	3/31/2023

10.K4

Third Amendment, dated as of October 6, 2023, among the Company, Brewster Inc., as a co-borrower, the other loan parties thereto, the lenders party thereto, the revolver increase lenders party thereto, the L/C issuers party thereto, the swing line lender and Bank of America, N.A., as administrative agent, which amends the Credit Agreement, dated as of July 30, 2021 (as amended by the First Amendment, dated as of March 23, 2022, and the Second Amendment, dated as of March 28, 2023), among the Company, Bank of America, N.A., as administrative agent, the swing line lender and the lenders and L/C issuers party thereto from time to time.

			8-K		10.1	10/11/2023

21	*	List of Viad Corp Subsidiaries.

23	*	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-8 of its report contained in this Annual Report.

24	*	Power of Attorney signed by Viad Corp Directors.

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	+ *	Incentive Compensation Recoupment Policy

101.INS	***	Inline XBRL Instance Document.

101.SCH	****	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	****	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

* Filed herewith.

** Furnished herewith.

*** The Inline XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.

**** Submitted electronically herewith

+ Management contract or compensation plan or arrangement.

Item 16. Form 10-K summary

None.

VIAD CORP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
(in thousands)	Balance at Beginning of Year	Charged to Expense(1)	Charged to Other Accounts	Write-Offs(2)	Other(3)	Balance at End of Year
Allowances for doubtful accounts:
December 31, 2021	5,310	(2,700)	1	(680)	(123)	1,808
December 31, 2022	1,808	1,580	—	(1,064)	(150)	2,174
December 31, 2023	2,174	1,624	—	(1,108)	211	2,901
Deferred tax valuation allowance:
December 31, 2021	81,795	21,859	—	—	(144)	103,510
December 31, 2022	103,510	(702)	—	—	(1,169)	101,639
December 31, 2023	101,639	8,047	—	(3,365)	(968)	105,353

(1)
Includes bad debt recoveries.
(2)
Includes adjustments to the valuation allowance on deferred tax assets associated with expired and written off assets.
(3)
“Other” primarily includes foreign exchange translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2024.

VIAD CORP

By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	March 1, 2024	By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer, Director

Principal Financial Officer

Date:	March 1, 2024	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Chief Financial Officer

Principal Accounting Officer

Date:	March 1, 2024	By:	/s/ Leslie S. Striedel
Leslie S. Striedel
Chief Accounting Officer

Directors

Beverly K. Carmichael*
Brian P. Cassidy*
Denise M. Coll*
Richard H. Dozer*
Virginia L. Henkels*
Patrick T. LaValley*
Edward E. Mace*
Joshua E. Schechter*

Date:	March 1, 2024	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Attorney-in-Fact

* Pursuant to power of attorney filed as Exhibit 24 to this 2023 Form 10-K