Form 10-Q
period 2024-03-31
VIAD CORP
filed 2024-05-03
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

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

As of May 1, 2024, there were 21,128,161 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2024	2023
Assets
Current assets
Cash and cash equivalents	$48,799	$52,704
Accounts receivable, net of allowances of $2,880 and $2,901, respectively	151,105	128,019
Inventories	10,454	10,153
Current contract costs	35,398	20,202
Prepaid insurance	13,918	2,925
Other current assets	23,846	21,774
Total current assets	283,520	235,777
Property and equipment, net	593,703	592,891
Other investments and assets	18,079	17,047
Operating lease right-of-use assets	107,546	109,774
Deferred income taxes	1,668	1,930
Goodwill	121,654	123,906
Other intangible assets, net	54,130	55,997
Total Assets	$1,180,300	$1,137,322
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$100,180	$77,405
Contract liabilities	82,248	52,980
Accrued compensation	20,385	31,309
Operating lease obligations	17,762	17,334
Other current liabilities	54,570	42,397
Current portion of debt and finance obligations	17,126	8,371
Total current liabilities	292,271	229,796
Long-term debt and finance obligations	462,490	444,304
Pension and postretirement benefits	16,233	16,457
Long-term operating lease obligations	103,855	106,109
Other deferred items and liabilities	69,346	70,711
Total liabilities	944,195	867,377
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding	132,591	132,591
Redeemable noncontrolling interest	4,423	4,733
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	565,933	568,230
Accumulated deficit	(353,151)	(326,084)
Accumulated other comprehensive loss	(47,574)	(40,394)
Common stock in treasury, at cost, 3,826,971 and 3,948,316 shares, respectively	(190,363)	(195,721)
Total Viad stockholders’ equity	12,247	43,433
Non-redeemable noncontrolling interest	86,844	89,188
Total stockholders’ equity	99,091	132,621
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,180,300	$1,137,322

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Revenue:
Services	$226,930	$218,140
Products	46,567	42,651
Total revenue	273,497	260,791
Costs and expenses:
Costs of services	237,306	226,203
Costs of products	44,648	40,100
Corporate activities	4,433	3,165
Interest expense, net	11,845	12,249
Other expense, net	438	531
Restructuring charges	116	453
Total costs and expenses	298,786	282,701
Loss from continuing operations before income taxes	(25,289)	(21,910)
Income tax expense (benefit)	887	(578)
Loss from continuing operations	(26,176)	(21,332)
Loss from discontinued operations	(67)	(58)
Net loss	(26,243)	(21,390)
Net loss attributable to non-redeemable noncontrolling interest	923	398
Net loss attributable to redeemable noncontrolling interest	203	123
Net loss attributable to Viad	$(25,117)	$(20,869)
Diluted loss per common share:
Continuing operations attributable to Viad common stockholders	$(1.29)	$(1.10)
Discontinued operations attributable to Viad common stockholders	—	—
Net loss attributable to Viad common stockholders	$(1.29)	$(1.10)
Weighted-average outstanding and potentially dilutive common shares	21,029	20,751
Basic loss per common share:
Continuing operations attributable to Viad common stockholders	$(1.29)	$(1.10)
Discontinued operations attributable to Viad common stockholders	—	—
Net loss attributable to Viad common stockholders	$(1.29)	$(1.10)
Weighted-average outstanding common shares	21,029	20,751
Amounts attributable to Viad
Loss from continuing operations	$(25,050)	$(20,811)
Loss from discontinued operations	(67)	(58)
Net loss attributable to Viad	$(25,117)	$(20,869)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net loss	$(26,243)	$(21,390)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(7,502)	1,195
Change in fair value of interest rate cap	218	(800)
Change in net actuarial loss, net of tax (1)	85	(45)
Change in prior service cost, net of tax (1)	19	35
Comprehensive loss	(33,423)	(21,005)
Non-redeemable noncontrolling interest:
Comprehensive loss attributable to non-redeemable noncontrolling interest	923	398
Unrealized foreign currency translation adjustments	(1,570)	565
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	203	123
Comprehensive loss attributable to Viad	$(33,867)	$(19,919)

(1) The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2023	$37,402	$568,230	$(326,084)	$(40,394)	$(195,721)	$43,433	$89,188	$132,621	$4,733	$132,591
Net loss	—	—	(25,117)	—	—	(25,117)	(923)	(26,040)	(203)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Capital contributions from noncontrolling interest	—	—	—	—	—	—	149	149	—	—
Change in fair value of interest rate cap	—	—	—	218	—	218	—	218	—	—
Employee benefit plans	—	(5,387)	—	—	5,358	(29)	—	(29)	—	—
Share-based compensation - equity awards	—	3,107	—	—	—	3,107	—	3,107	—	—
Unrealized foreign currency translation adjustment	—	—	—	(7,502)	—	(7,502)	(1,570)	(9,072)	(107)	—
Amortization of net actuarial loss, net of tax	—	—	—	85	—	85	—	85	—	—
Amortization of prior service cost, net of tax	—	—	—	19	—	19	—	19	—	—
Other, net	—	(17)	—	—	—	(17)	—	(17)	—	—
Balance, March 31, 2024	$37,402	$565,933	$(353,151)	$(47,574)	$(190,363)	$12,247	$86,844	$99,091	$4,423	$132,591

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

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(26,243)	$(21,390)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,320	12,475
Deferred income taxes	799	(2,304)
Loss from discontinued operations	67	58
Restructuring charges	116	453
Gains on dispositions of property and other assets	(5)	(58)
Share-based compensation expense	3,107	3,065
Other non-cash items, net	2,927	1,331
Change in operating assets and liabilities:
Receivables	(23,190)	(10,726)
Inventories	(411)	(868)
Current contract costs	(15,323)	(6,995)
Accounts payable	23,904	20,621
Restructuring liabilities	(184)	(513)
Accrued compensation	(10,994)	(6,485)
Contract liabilities	29,625	16,957
Income taxes payable	(7,154)	(5,735)
Other assets and liabilities, net	2,096	10,183
Net cash provided by (used in) operating activities	(7,543)	10,069
Cash flows from investing activities
Capital expenditures	(20,721)	(11,384)
Cash paid for acquisitions, net	—	(41)
Proceeds from dispositions of property and other assets	5	66
Net cash used in investing activities	(20,716)	(11,359)
Cash flows from financing activities
Proceeds from borrowings	154,243	1,819
Payments on debt and finance obligations	(127,964)	(5,749)
Dividends paid on preferred stock	—	(1,950)
Contributions from noncontrolling interest	149	—
Payments of debt issuance costs	(51)	(200)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(996)	(412)
Net cash provided by (used in) financing activities	25,381	(6,492)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(950)	404
Net change in cash, cash equivalents, and restricted cash	(3,828)	(7,378)
Cash, cash equivalents, and restricted cash, beginning of year	59,029	64,564
Cash, cash equivalents, and restricted cash, end of period	$55,201	$57,186

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Overview and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or United States Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 1, 2024 (“2023 Form 10-K”).

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

Impact of Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements:

Standard	Description	Date of adoption	Effect on the financial statements
Standards Not Yet Adopted
Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Amendment expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid.	1/1/2025	This new guidance will expand our footnote disclosures within the scope of this new standard with no impacts to our consolidated financial statements.

Standard	Description	Date of adoption	Effect on the financial statements
Standards Recently Adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Amendment expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.	1/1/2024

This new guidance will expand our footnote disclosures within the scope of this new standard with no impacts to our consolidated financial statements. The required disclosures are effective for annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025.

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

Cash, cash equivalents, and restricted cash balances presented in the Condensed Consolidated Statements of Cash Flows consist of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$48,799	$52,704
Restricted cash included in other current assets	6,402	6,325
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$55,201	$59,029

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2023	$53,322
Cash additions	75,131
Revenue recognized	(45,381)
Foreign exchange translation adjustment	(305)
Balance at March 31, 2024	$82,767

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

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2023	$21,974
Additions	29,217
Expenses	(13,527)
Foreign exchange translation adjustment	(61)
Balance at March 31, 2024	$37,603

As of March 31, 2024, capitalized contract costs consisted of $2.5 million to obtain contracts and $35.1 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three months ended March 31, 2024 or 2023.

Disaggregation of Revenue

The following tables disaggregate Pursuit and GES revenue by major service and product lines, timing of revenue recognition, and markets served:

Pursuit

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Services:
Ticket revenue	$17,805	$14,261
Rooms revenue	7,604	7,590
Transportation	1,855	1,945
Other	1,720	1,367
Total services revenue	28,984	25,163
Products:
Food and beverage	6,522	5,875
Retail operations	1,725	1,625
Total products revenue	8,247	7,500
Total revenue	$37,231	$32,663

Timing of revenue recognition:
Services transferred over time	$28,984	$25,163
Products transferred at a point in time	8,247	7,500
Total revenue	$37,231	$32,663

Markets:
Banff Jasper Collection	$18,106	$17,614
Alaska Collection	613	453
Glacier Park Collection	1,433	1,455
FlyOver	6,189	5,855
Sky Lagoon	10,890	7,286
Total revenue	$37,231	$32,663

GES

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Service lines:
Spiro	$61,248	$60,362
GES Exhibitions	175,840	169,497
Intersegment eliminations	(822)	(1,731)
Total revenue	$236,266	$228,128

Timing of revenue recognition:
Services transferred over time	$197,946	$192,977
Products transferred over time(1)	14,423	12,941
Products transferred at a point in time	23,897	22,210
Total revenue	$236,266	$228,128

Geographical markets:
North America	$181,187	$180,839
EMEA	58,961	49,537
Intersegment eliminations	(3,882)	(2,248)
Total revenue	$236,266	$228,128

(1)
GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan, as amended (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. As of March 31, 2024, there were 576,680 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation expense:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Performance-based restricted stock units	$942	$822
Restricted stock awards and restricted stock units	1,915	1,643
Stock options	250	600
Share-based compensation expense before income tax	3,107	3,065
Income tax benefit(1)	(76)	(22)
Share-based compensation expense, net of income tax	$3,031	$3,043
(1)
The income tax benefit amount for all periods primarily reflects the tax benefit associated with our Canadian-based employees.

Note 4. Inventories

We state inventories, which consist primarily of exhibit design and construction materials and supplies, as well as retail inventory, at the lower of cost (first-in, first-out and specific identification methods) or net realizable value.

The components of inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Raw materials	$519	$681
Finished goods	9,935	9,472
Inventories	$10,454	$10,153

Note 5. Other Current Assets

Other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Restricted cash	$6,402	$6,325
Prepaid software maintenance	4,517	4,905
Prepaid project deposit	3,619	3,699
Prepaid vendor payments	3,361	2,403
Prepaid taxes	959	881
Income tax receivable	670	670
Prepaid other	2,039	1,567
Other	2,279	1,324
Other current assets	$23,846	$21,774

Note 6. Property and Equipment, Net

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Land and land interests	$31,010	$31,184
Buildings and leasehold improvements	438,932	445,074
Equipment and other	471,918	455,070
Gross property and equipment	941,860	931,328
Accumulated depreciation	(403,834)	(395,557)
Property and equipment, net (excluding finance leases)	538,026	535,771
Finance lease ROU assets, net	55,677	57,120
Property and equipment, net	$593,703	$592,891

Depreciation expense was $11.3 million during the three months ended March 31, 2024 and $10.3 million during the three months ended March 31, 2023.

Capitalized interest was $0.7 million during the three months ended March 31, 2024 and $0.3 million during the three months ended March 31, 2023, which was primarily related to the development of Pursuit’s FlyOver Chicago attraction.

Note 7. Other Investments and Assets

Other investments and assets consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Self-insured liability receivable	$7,776	$7,776
Other mutual funds	4,980	4,271
Contract costs	2,205	1,772
Other	3,118	3,228
Other investments and assets	$18,079	$17,047

Note 8. Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2023	$123,906
Foreign currency translation adjustments	(2,252)
Balance at March 31, 2024	$121,654

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We use a discounted expected future cash flow methodology (income approach) to estimate the fair value of our reporting units for purposes of goodwill impairment testing. We do not believe there have been any significant changes to the outlook for the future years or to the risk profile of our reporting units that would indicate that goodwill impairment testing should be performed as of March 31, 2024.

Other intangible assets consisted of the following:

		March 31, 2024			December 31, 2023
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	8.4	$33,159	$(28,683)	$4,476	$34,701	$(29,950)	$4,751
Operating contracts and licenses	33.1	39,437	(4,784)	34,653	40,324	(4,692)	35,632
In-place lease	32.5	14,436	(1,946)	12,490	14,754	(1,842)	12,912
Tradenames	3.2	5,552	(4,170)	1,382	5,667	(4,121)	1,546
Other	3.9	770	(207)	563	787	(200)	587
Total amortized intangible assets		93,354	(39,790)	53,564	96,233	(40,805)	55,428
Indefinite-lived intangible assets:
Business licenses		566	—	566	569	—	569
Other intangible assets, net		$93,920	$(39,790)	$54,130	$96,802	$(40,805)	$55,997

Intangible asset amortization expense (excluding amortization expense of ROU assets) was $0.9 million during the three months ended March 31, 2024 and $1.1 million during the three months ended March 31, 2023.

At March 31, 2024, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2024	$2,811
2025	2,351
2026	2,317
2027	1,921
2028	1,889
Thereafter	42,275
Total	$53,564

Note 9. Other Current Liabilities

Other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Continuing operations:
Commissions payable	$9,985	$3,799
Accrued sales and use taxes and personal property taxes	8,124	3,958
Accrued concession fees	6,562	3,970
Accrued employee benefit costs	5,710	4,835
Self-insured liability	6,589	4,531
Accommodation service deposits	3,121	2,681
Dividends payable on preferred stock	1,950	—
Accrued professional fees	1,771	1,208
Current portion of pension and postretirement liabilities	1,046	1,396
Foreign income taxes payable	820	8,558
Other	7,648	6,315
Total continuing operations	53,326	41,251
Discontinued operations:
Self-insured liability	219	121
Environmental remediation liabilities	25	25
Other	1,000	1,000
Total discontinued operations	1,244	1,146
Total other current liabilities	$54,570	$42,397

Note 10. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Continuing operations:
Foreign deferred tax liability	$27,546	$28,234
Multi-employer pension plan withdrawal liability	13,217	13,341
Self-insured excess liability	7,776	7,776
Accrued compensation	5,981	5,627
Self-insured liability	5,977	7,407
Accrued restructuring	2,623	2,666
Other	2,590	1,958
Total continuing operations	65,710	67,009
Discontinued operations:
Environmental remediation liabilities	2,120	2,140
Self-insured liability	1,516	1,562
Total discontinued operations	3,636	3,702
Total other deferred items and liabilities	$69,346	$70,711

Note 11. Debt and Finance Obligations

The components of debt and finance obligations consisted of the following:

	March 31,	December 31,
(in thousands, except interest rates)	2024	2023
Debt:
2021 Credit Facility - Term Loan B 10.4% interest rate at March 31, 2024 and 10.5% at December 31, 2023, due through 2028(1)	$320,000	$321,000
2021 Credit Facility - Revolving Credit Facility - Viad Corp borrowings 8.4% interest rate at March 31, 2024, and 8.5% at December 31, 2023, due through 2026(1)	58,500	57,000
2021 Credit Facility - Revolving Credit Facility - Brewster, Inc. borrowings 8.3% interest rate at March 31, 2024, due through 2026(1)	17,358	—
Jasper Term Loan 6.5% interest rate at March 31, 2024 and December 31, 2023, due through 2028(1)	12,382	12,655
Jasper Revolving Credit Facility 9.5% weighted-average interest rate at March 31, 2024 and December 31, 2023, due through 2028(1)	2,954	3,020
FlyOver Iceland Credit Facility 8.9% interest rate at March 31, 2024 and December 31, 2023, due through 2029(1)	3,940	4,049
FlyOver Iceland Term Loans 13.7% weighted-average interest rate at March 31, 2024 and 13.8% at December 31, 2023, due through 2024(1)	435	475
Less unamortized debt issuance costs	(8,765)	(9,453)
Total debt	406,804	388,746
Finance obligations:
Finance lease obligations 9.2% weighted-average interest rate at March 31, 2024 and December 31, 2023, due through 2067	63,603	63,929
Financing arrangements	9,209	—
Total debt and finance obligations (2)(3)	479,616	452,675
Current portion	(17,126)	(8,371)
Long-term debt and finance obligations	$462,490	$444,304

(1)
Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs, commitment fees, or any expense or income related to the Interest Rate Cap as discussed in Note 12 – Derivative.
(2)
The estimated fair value of total debt and finance leases was $382.8 million as of March 31, 2024 and $349.8 million as of December 31, 2023. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements for additional information.
(3)
Cash paid for interest on debt was $12.1 million during the three months ended March 31, 2024 and $11.4 million during the three months ended March 31, 2023.

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

On October 6, 2023, we entered into the Third Amendment to the 2021 Credit Facility, which among other things: increased the principal amount of the Revolving Credit Facility by $70 million, bringing the total amount of revolving capacity to $170 million, and added Brewster Inc., an Alberta corporation and a wholly-owned subsidiary of the Company, as a co-borrower. In connection with the amendment, we prepaid $70 million of the outstanding balance on our existing Term Loan B using $60 million from the Revolving Credit Facility and $10 million of cash from the Company’s balance sheet. The credit spread on the Term Loan B is 5.00% for Secured Overnight Financing Rate (“SOFR”) borrowings, which is 200 basis points higher than the current credit spread on our Revolving Credit Facility. On April 26, 2024, we entered into the Fourth Amendment to the 2021 Credit Agreement, which among other things, (i) reduced the applicable rate on the Term Loan B by 0.75%, to SOFR + 4.25%, (ii) set the credit spread adjustments to 0% on the Term Loan B and (iii) reset the 1% prepayment premium on any repricings of the Term Loan B for six months. See Note 24 – Subsequent Event for additional information.

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

As discussed in Note 12 – Derivative, we entered into an interest rate cap agreement that manages our exposure to interest rate increases on $300 million of borrowings under the 2021 Credit Facility or other SOFR-based borrowings and provides us with the right to receive payment if the one-month SOFR exceeds 5.0% (“Strike Rate”).

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

As of March 31, 2024, our total net leverage ratio was 2.69 to 1.00, the interest coverage ratio was 3.30 to 1.00, and we were in compliance with all covenants under the Revolving Credit Facility.

In addition to U.S. dollar borrowings, we may borrow funds on the Revolving Credit Facility in Canadian Dollars based on the Canadian Dollar Offered Rate, Pound Sterling based on the Sterling Overnight Index Average, and Euros based on the Euro Interbank Offered Rate (“EURIBOR”), plus applicable credit spreads. No such borrowings had been made as of March 31, 2024.

As of March 31, 2024, capacity remaining under the Revolving Credit Facility was $88.4 million, reflecting $170 million total facility size, less $75.9 million outstanding balance from Viad and Brewster, Inc. and $5.7 million in outstanding letters of credit.

Jasper Credit Facility

Effective May 16, 2023, Pursuit entered into a $27.0 million Canadian dollar (approximately $20.0 million U.S. dollars) credit facility (the “Jasper Credit Facility”). The Jasper Credit Facility provides for a $17.0 million Canadian dollar term loan (“Jasper Term Loan”) and a $10.0 million Canadian dollar revolving credit facility (“Jasper Revolving Credit Facility”). The Jasper Credit Facility matures on January 31, 2028.

The Jasper Revolving Credit Facility carries financial covenants as follows:

•
Maintain a pre-compensation fixed-charge coverage ratio of not less than 1.30 to 1.00; and
•
Maintain a post-compensation fixed-charge coverage ratio of not less than 1.10 to 1.00.

As of March 31, 2024, both the pre-compensation and post-compensation fixed-charge coverage ratios were 4.02 to 1.00, and Pursuit was in compliance with all covenants under the Jasper Credit Facility.

Jasper Term Loan

The proceeds of the Jasper Term Loan reflect the outstanding balance under Pursuit’s prior Forest Park construction loan facility at the time it was converted to the Jasper Term Loan of $16.8 million Canadian dollars. The Jasper Term Loan bears interest at a 6.5% fixed rate.

Jasper Revolving Credit Facility

The proceeds of the Jasper Revolving Credit Facility are used to fund capital improvements. As of March 31, 2024, capacity remaining under the Jasper Revolving Credit Facility was $6.0 million Canadian dollars (approximately $4.4 million U.S. dollars). The Jasper Revolving Credit Facility bears interest at the Canadian Prime Rate plus 2.25%.

FlyOver Iceland Credit Facility

Effective February 15, 2019, FlyOver Iceland ehf., (“FlyOver Iceland”) a wholly-owned subsidiary of Esja, entered into a credit agreement with a €5.0 million (approximately $5.6 million U.S. dollars) credit facility (the “FlyOver Iceland Credit Facility”) with an original maturity date of March 1, 2022. The loan proceeds were used to complete the development of the FlyOver Iceland attraction. The loan bears interest at the three month EURIBOR plus 4.9%.

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

Changes to our financing arrangements are as follows:

(in thousands)
Balance at December 31, 2023	$—
Additions	13,062
Payments	(3,777)
Foreign currency translation adjustment	(76)
Balance at March 31, 2024	$9,209

Note 12. Derivative

Interest Rate Cap

On January 4, 2023, we entered into an interest rate cap agreement with an effective date of January 31, 2023. The interest rate cap manages our exposure to interest rate increases on $300 million in SOFR-based borrowings under our 2021 Credit Facility and provides us with the right to receive payment if the one-month SOFR exceeds the Strike Rate. Beginning on February 28, 2023, we pay a fixed monthly deferred premium based on an annual rate of 0.3335% for the interest rate cap, which matures on January 31, 2025. During the three months ended March 31, 2024, we received gross proceeds from the interest rate cap of $0.3 million as one-month SOFR exceeded the Strike Rate.

We designated the interest rate cap as a cash flow hedge designed to hedge the variability of the SOFR-based interest payments on our 2021 Credit Facility. The interest rate cap is recorded in the Condensed Consolidated Balance Sheets at fair value. The fair value is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate cap including the price of the cap and the period to maturity. While there are no quoted prices in active markets, our calculation uses observable market-based inputs, including interest rate curves. The interest rate cap is classified as Level 2 within the fair value hierarchy. Refer to Note 13 – Fair Value Measurements for the related fair value disclosures.

The fair value of the interest rate cap is as follows:

		March 31,	December 31,
(in thousands)	Classification	2024	2023
Derivatives designated as hedging instruments
Interest rate cap - short-term	Other current liabilities	$338	$443
Interest rate cap - long-term	Other deferred items and liabilities	—	45
Total derivatives designated as hedging instruments		$338	$488

Changes in the fair value of the interest rate cap are recorded in “Accumulated other comprehensive income (loss)” (“AOCI”). Amounts accumulated in AOCI are reclassified to “Interest expense, net” in the Condensed Consolidated Statements of Operations when the hedged item affects earnings. During the three months ended March 31, 2024, approximately $0.3 million was reclassified to interest expense, net, and $0.4 million remained in unrealized losses in AOCI as of March 31, 2024. We estimate that $0.1 million will be reclassified to earnings within the next 12 months.

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value.

The fair value of assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$4,980	$4,980	$—	$—
Total assets at fair value on a recurring basis	$4,980	4,980	$—	$—
Liabilities:
Interest rate cap (2)	$338	$—	$338	$—
Total liabilities at fair value on a recurring basis	$338	$—	$338	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$4,271	$4,271	$—	$—
Total assets at fair value on a recurring basis	$4,271	$4,271	$—	$—
Liabilities:
Interest rate cap (2)	$488	$—	$488	$—
Total liabilities at fair value on a recurring basis	$488	$—	$488	$—

(1)
We include other mutual funds in “Other investments and assets” in the Condensed Consolidated Balance Sheets.
(2)
Refer to Note 12 - Derivative.

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. Refer to Note 11 – Debt and Finance Obligations for the estimated fair value of debt obligations.

Note 14. Loss Per Share

The components of basic and diluted loss per share are as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Net loss attributable to Viad	$(25,117)	$(20,869)
Less: Allocation to participating securities	—	—
Convertible preferred stock dividends(1)	(1,950)	(1,950)
Net loss allocated to Viad common stockholders (basic)	$(27,067)	$(22,819)
Add: Allocation to participating securities	—	—
Net loss allocated to Viad common stockholders (diluted)	$(27,067)	$(22,819)

Basic weighted-average outstanding common shares	21,029	20,751
Additional dilutive shares related to share-based compensation	—	—
Diluted weighted-average outstanding shares	21,029	20,751
Loss per share:
Basic loss attributable to Viad common stockholders	$(1.29)	$(1.10)
Diluted loss attributable to Viad common stockholders (2)	$(1.29)	$(1.10)

(1) The convertible preferred stock dividend payable as of March 31, 2024, was paid in cash on April 1, 2024.

(2) Diluted loss per share amount cannot exceed basic loss per share.

Diluted income (loss) per common share is calculated using the more dilutive of the two-class method or if-converted method. The two-class method uses net income (loss) available to common stockholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income (loss) available to common stockholders and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. We apply the two-class method in calculating income (loss) per common share as unvested share-based payment awards that contain nonforfeitable rights to dividends and convertible preferred stock are considered participating securities. Accordingly, such securities are included in the earnings allocation in calculating income (loss) per share. The adjustment to the carrying value of the redeemable noncontrolling interest is reflected in income (loss) per common share.

We excluded the following weighted-average potential common shares from the calculations of diluted net loss per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Convertible preferred stock	6,674	6,674
Unvested restricted share-based awards	281	225
Unvested performance share-based awards	179	101
Stock options	164	378

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

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Dividends paid-in-kind increase the redemption value of the preferred stock. The redemption value of the preferred stock was $141.8 million as of March 31, 2024 and December 31, 2023. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the three months ended March 31, 2024, $2.0 million of dividends were declared, all of which were paid in cash on April 1, 2024. We intend to pay preferred stock dividends in cash for the foreseeable future.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. In March 2020, our Board of Directors suspended our share repurchase program. As of March 31, 2024, 546,283 shares remain available for repurchase under all prior authorizations. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Unrealized Gain (Loss) on Interest Rate Cap	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(35,340)	$(4,403)	$(651)	$(40,394)
Other comprehensive income before reclassifications	(7,502)	—	150	(7,352)
Amounts reclassified from AOCI, net of tax	—	104	68	172
Net other comprehensive income	(7,502)	104	218	(7,180)
Balance at March 31, 2024	$(42,842)	$(4,299)	$(433)	$(47,574)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Unrealized Loss on Interest Rate Cap	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(42,983)	$(4,202)	$—	$(47,185)
Other comprehensive income (loss) before reclassifications	1,195	—	(800)	395
Amounts reclassified from AOCI, net of tax	—	(10)	—	(10)
Net other comprehensive income (loss)	1,195	(10)	(800)	385
Balance at March 31, 2023	$(41,788)	$(4,212)	$(800)	$(46,800)

Amounts reclassified from AOCI that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

Note 17. Income Taxes

The effective tax rate was a negative 3.5% for the three months ended March 31, 2024 and 2.6% for the three months ended March 31, 2023.

The income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The amount and change of pre-tax income and loss recognized between jurisdictions impacted the reported effective tax rate for the three months ended March 31, 2024 as we do not recognize a tax benefit on losses in the United States and other European countries where we have a valuation allowance, while recognizing tax expense in Canada, Netherlands, the Middle East, the United Kingdom, and Iceland. We included in the annualized effective rate a $1.1 million benefit for the release of the valuation allowance recorded on the United Kingdom’s tax loss carryforwards as the United Kingdom’s forecasted income will fully utilize these carryforward losses for the year. We also recorded a $0.5 million expense to record estimated withholding taxes associated with repatriating all of Sky Lagoon’s earnings back to the United States and a valuation allowance against the tax credit generated from this withholding tax.

During the three months March 31, 2023, we released a valuation allowance of $2.1 million that was recorded on deferred tax assets associated with certain separate states, which more than offset taxes due in jurisdictions without a valuation allowance.

We paid net cash for income taxes of $7.8 million during the three months ended March 31, 2024, of which $6.2 million was paid to Canadian taxing authorities and $1.2 million to the Netherlands. We paid net cash for income taxes of $8.0 million during the three months ended March 31, 2023 of which $7.3 million was paid to Canadian taxing authorities.

Note 18. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended March 31, 2024 and 2023 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$6	$6	$51	$44
Interest cost	201	211	91	93	85	92
Expected return on plan assets	(57)	(40)	—	—	(84)	(86)
Amortization of prior service credit	(10)	(8)	19	29	—	—
Recognized net actuarial (gain) loss	79	71	(38)	(44)	32	33
Net periodic benefit cost	$213	$234	$78	$84	$84	$83
Settlement cost	—	—	—	—	—	—
Total expenses	$213	$234	$78	$84	$84	$83

We expect to contribute $0.8 million to our funded pension plans, $0.8 million to our unfunded pension plans, and $0.7 million to our postretirement benefit plans in 2024. During the three months ended March 31, 2024, we contributed $0.1 million to our funded pension plans, $0.2 million to our unfunded pension plans, and $0.1 million to our postretirement benefit plans.

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

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2023	$1,634	$1,378	$—	$3,012
Restructuring charges	103	13	—	116
Cash payments	(200)	(34)	—	(234)
Adjustment to liability	—	(7)	—	(7)
Balance at March 31, 2024	$1,537	$1,350	$—	$2,887

As of March 31, 2024, $1.5 million of the liabilities related to severance and employee benefits and $1.1 million of liabilities related to facilities will remain unpaid by the end of 2024. The liabilities related to facilities primarily include dilapidations and non-lease expenses that will be paid over the remaining lease terms. Refer to Note 23 – Segment Information for information regarding restructuring charges by segment.

Note 20. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		March 31,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2024	2023
Assets:
Operating lease ROU assets	Operating lease ROU assets	$107,546	$109,774
Finance lease ROU assets	Property and equipment, net	55,677	57,120
Total lease ROU assets		$163,223	$166,894

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$17,762	$17,334
Finance lease obligations	Current portion of debt and finance obligations	2,755	2,742
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	103,855	106,109
Finance lease obligations	Long-term debt and finance obligations	60,848	61,187
Total lease liabilities		$185,220	$187,372

The components of lease expense consisted of the following:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Finance lease cost:
Amortization of ROU assets	$1,113	$1,056
Interest on lease liabilities	1,436	1,410
Operating lease cost	6,863	6,207
Short-term lease cost	643	435
Variable lease cost	1,240	1,228
Total lease cost, net	$11,295	$10,336

Other information related to operating and finance leases are as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,761	$6,652
Operating cash flows from finance leases	$1,566	$1,517
Financing cash flows from finance leases	$818	$605
ROU assets obtained in exchange for lease obligations:
Operating leases	$3,245	$3,016
Finance leases(1)	$742	$(13)

(1)
Includes terminations of equipment finance leases during 2023.

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	7.48	7.64
Finance leases	33.35	33.47
Weighted-average discount rate:
Operating leases	7.92%	7.88%
Finance leases	9.18%	9.17%

As of March 31, 2024, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2024	$19,744	$6,371	$26,115
2025	26,026	7,678	33,704
2026	25,021	6,980	32,001
2027	21,421	6,557	27,978
2028	15,606	6,223	21,829
Thereafter	56,591	174,615	231,206
Total future lease payments	164,409	208,424	372,833
Less: Amount representing interest	(42,792)	(144,821)	(187,613)
Present value of minimum lease payments	121,617	63,603	185,220
Current portion	(17,762)	(2,755)	(20,517)
Long-term portion	$103,855	$60,848	$164,703

As of March 31, 2024, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
Remainder of 2024	$1,820
2025	1,831
2026	1,581
2027	938
2028	764
Thereafter	2,075
Total minimum rents	$9,009

Lease Not Yet Commenced

As of March 31, 2024, we had executed a facility lease for which we did not have control of the underlying assets. Accordingly, we did not record the lease liability and ROU asset on our Condensed Consolidated Balance Sheets. This lease is for a new FlyOver attraction, FlyOver Canada Toronto. The lease commencement date was originally planned for 2023, however, it has been postponed due to permitting and other related delays. Upon commencement date, it will have a lease term of 20 years.

Note 21. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of March 31, 2024 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of March 31, 2024, we had recorded environmental remediation liabilities of $2.1 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of March 31, 2024, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of March 31, 2024 would be approximately $83.2 million. These guarantees relate to our leased equipment and facilities through January 2044. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

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

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $11.1 million as of March 31, 2024, which includes $6.3 million related to workers’ compensation liabilities, and $4.8 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $1.7 million as of March 31, 2024. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.4 million as of March 31, 2024. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.1 million for the three months ended March 31, 2024 and $1.5 million for the three months ended March 31, 2023.

In addition, as of March 31, 2024, we have recorded insurance liabilities of $7.8 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.6 million is related to workers’ compensation liabilities and $1.2 million is related to general/auto liability claims, which is recorded in “Other deferred items and liabilities” in the Condensed Consolidated Balance Sheets with a corresponding receivable in “Other investments and assets.”

Note 22. Noncontrolling Interests – Redeemable and Non-redeemable

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership increased to 56.4% as of March 31, 2024. Through Esja and its wholly-owned subsidiary, we are operating the FlyOver Iceland attraction.

The minority Esja shareholders have the right to sell (or “put”) their Esja shares to us based on a multiple of 5.0x EBITDA as calculated on the trailing 12 months from the most recently completed quarter before the put option exercise. The put option is only exercisable after August 2022 (the “Reference Date”), and in the event the FlyOver Iceland attraction has earned a minimum of €3.25 million in unadjusted EBITDA during the most recent fiscal year and during the trailing 12-month period prior to exercise (the “Put Option Condition”). The put option is exercisable during a period of 12 months following the Reference Date (the “Option Period”) if the Put Option Condition has been met. If the Put Option Condition has not been met during the first Option Period, the Reference Date will be extended for an additional 12 months up to three times. If the Put Option Condition is met during any of the Option Periods, yet the shares are not exercised prior to the end of the 12-month Option Period, the put option will expire. If the FlyOver Iceland attraction has not achieved the Put Option Condition by December 31, 2024, the put option expires. As of March 31, 2024, the FlyOver Iceland attraction has not achieved the Put Option Condition and we do not anticipate the Put Option Condition to be achieved prior to expiration.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2023	$4,733
Net loss attributable to redeemable noncontrolling interest	(203)
Foreign currency translation adjustment	(107)
Balance at March 31, 2024	$4,423

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2023	$18,159	$59,108	$11,921	$89,188
Net income (loss) attributable to non-redeemable noncontrolling interest	(871)	(768)	716	(923)
Contributions from non-controlling interests	—	149	—	149
Foreign currency translation adjustments	(10)	(1,272)	(288)	(1,570)
Balance at March 31, 2024	$17,278	$57,217	$12,349	$86,844
Equity ownership interest that we do not own	20%	40%	49%

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

We measure the profit and performance of our operations on the basis of segment operating income (loss), which excludes restructuring charges, impairment charges, and certain other corporate expenses that are not allocated to the reportable segments. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations.

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Revenue:
Pursuit	$37,231	$32,663
GES:
Spiro	61,248	60,362
GES Exhibitions	175,840	169,497
GES intersegment eliminations	(822)	(1,731)
Total GES	236,266	228,128
Total revenue	$273,497	$260,791

Segment operating income (loss):
Pursuit	$(23,831)	$(19,112)
GES:
Spiro	4,001	3,174
GES Exhibitions	11,357	10,410
Total GES	15,358	13,584
Segment operating loss	(8,473)	(5,528)
Corporate eliminations (1)	16	16
Corporate activities	(4,433)	(3,165)
Interest expense, net	(11,845)	(12,249)
Other expense, net	(438)	(531)
Restructuring charges:
Pursuit	—	(7)
Spiro	(42)	(137)
GES Exhibitions	(74)	(309)
Loss from continuing operations before income taxes	$(25,289)	$(21,910)

(1)
Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Additional information of our reportable segments is as follows:

	Three Months Ended March 31,
	March 31,
(in thousands)	2024	2023
Depreciation:
Pursuit	$8,623	$8,134
Spiro	561	500
GES Exhibitions	2,121	1,678
Corporate	27	20
	$11,332	$10,332
Amortization:
Pursuit	$1,113	$1,161
Spiro	78	63
GES Exhibitions	797	919
	$1,988	$2,143
Capital expenditures:
Pursuit	$16,387	$7,727
Spiro	380	647
GES Exhibitions	3,951	3,008
Corporate and other	3	2
	$20,721	$11,384

We do not report total assets by segment because this is not a metric used to allocate resources or evaluate segment performance by our CODM.

Note 24. Subsequent Event

On April 26, 2024, we entered into the fourth amendment to the 2021 Credit Agreement, which among other things, (i) reduced the applicable rate on the Term Loan B by 0.75%, to SOFR + 4.25%, (ii) set the credit spread adjustments to 0% on the Term Loan B and (iii) reset the 1% prepayment premium on any repricings of the Term Loan B for six months.

Other than the foregoing, the material terms of the 2021 Credit Agreement remain unchanged.

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

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, refer to Item 1A – Risk Factors of our 2023 Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement except as required by applicable law or regulation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our 2023 Form 10-K and the condensed consolidated financial statements and related notes included in this Form 10-Q. The MD&A is intended to assist in understanding our financial condition and results of operations.

Overview

We are a leading provider of extraordinary experiences, including hospitality and leisure activities, experiential marketing, and live events. We operate through three reportable segments: Pursuit, Spiro, and GES Exhibitions. Spiro and GES Exhibitions are both live event businesses, and are referred to collectively as “GES.”

Seasonality

Pursuit’s peak activity occurs during the summer months. During 2023, 79% of Pursuit’s revenue was earned in the second and third quarters.

GES’ live event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows. Some shows are not held annually and some shift between quarters.

Results of Operations

Financial Highlights

	Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023	% Change
Total revenue	$273,497	$260,791	4.9%
Net loss attributable to Viad	$(25,117)	$(20,869)	(20.4)%
Segment operating loss(1)	$(8,473)	$(5,528)	(53.3)%
Diluted loss per common share from continuing operations attributable to Viad common stockholders	$(1.29)	$(1.10)	(17.3)%

(1)
Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Three months ended March 31, 2024 compared with the three months ended March 31, 2023

•
Total revenue increased $12.7 million during the three months ended March 31, 2024 due to increased revenue at GES of $8.1 million and increased revenue at Pursuit of $4.6 million.
•
Net loss attributable to Viad increased $4.2 million during the three months ended March 31, 2024, primarily reflecting a higher segment operating loss at Pursuit and higher income tax expense of $1.5 million.
•
Segment operating loss increased $2.9 million during the three months ended March 31, 2024, primarily due to a $4.7 million higher segment operating loss at Pursuit, offset in part by $1.8 million higher segment operating income at GES.

Analysis of Revenue and Operating Results by Reportable Segment

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating loss for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023	% Change
Revenue(1):
Pursuit:
Attractions	$22,980	$19,004	20.9%
Hospitality	11,580	11,203	3.4%
Transportation	1,928	1,973	(2.3)%
Other	743	483	53.8%
Total Pursuit	$37,231	$32,663	14.0%

Segment operating loss(2):
Total Pursuit	$(23,831)	$(19,112)	(24.7)%

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

Three months ended March 31, 2024 compared with the three months ended March 31, 2023

Pursuit revenue increased $4.6 million driven primarily by an increase in attractions revenue of $4.0 million due to a 10.4% increase in the number of visitors at our year-round attractions as well as higher revenue per attraction visitor of 9.5%. Our Sky Lagoon attraction in Iceland had particularly strong demand with increased revenue of $3.6 million. FlyOver Chicago opened on March 1, 2024 and contributed revenue of $0.8 million.

Pursuit segment operating loss increased $4.7 million from the prior year period primarily due an increase in operating costs to support higher business volume during the three months ended March 31, 2024, as well as start-up costs to open the new FlyOver Chicago attraction, offset in part by the increase in revenue.

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

The following table provides Pursuit’s key performance indicators:

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	451,808	35,660	416,148	409,136	—	—	409,136	10.4%	1.7%
Ticket revenue (in thousands)	$17,805	$667	$17,137	$14,261	$—	$(253)	$14,514	24.9%	18.1%
Effective ticket price	$39.41	$18.72	$41.18	$34.86	$—	$—	$35.47	13.1%	16.1%
Attractions revenue (in thousands)	$22,980	$761	$22,219	$19,004	$—	$(323)	$19,328	20.9%	15.0%
Revenue per attraction visitor	$50.86	$21.35	$53.39	$46.45	$—	$—	$47.24	9.5%	13.0%
Hospitality Key Performance Indicators:
Room nights available	117,310	—	117,310	115,421	—	—	115,421	1.6%	1.6%
Rooms revenue (in thousands)	$7,604	$—	$7,604	$7,590	$—	$(20)	$7,610	0.2%	(0.1)%
RevPAR	$64.82	$—	$64.82	$65.76	$—	$—	$65.94	(1.4)%	(1.7)%
Occupancy	57.7%	—	57.7%	59.5%	—	—	59.5%	(1.8)%	(1.8)%
ADR	$112.40	$—	$112.40	$110.48	$—	$—	$110.78	1.7%	1.5%
Hospitality revenue (in thousands)	$11,580	$—	$11,580	$11,203	$—	$(27)	$11,230	3.4%	3.1%

(1)
New experiences include FlyOver Chicago (opened March 1, 2024).
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

Attractions. The increase in number of attractions visitors during the three months ended March 31, 2024 was primarily driven by higher visitation to Sky Lagoon in Iceland and the opening of FlyOver Chicago on March 1, 2024. The increase in same-store effective ticket price during the three months ended March 31, 2024 was driven primarily by revenue management efforts.

Attractions ticket revenue on a same-store basis increased $2.6 million on a 1.7% increase in visitors and a 16.1% increase in effective ticket price during the three months ended March 31, 2024.

Hospitality. The decrease in RevPAR during the three months ended March 31, 2024 was primarily driven by lower occupancy due to unfavorable weather and ski conditions in Jasper that impacted destination demand for that region, offset in part by an increase in ADR.

During the three months ended March 31, 2024, rooms revenue on a same-store basis remained flat despite unfavorable weather.

GES

The following table presents a comparison of GES’ reported revenue and segment operating income during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023	% Change
Revenue:
GES:
Spiro	$61,248	$60,362	1.5%
GES Exhibitions	175,840	169,497	3.7%
Intersegment eliminations	(822)	(1,731)	52.5%
Total GES	$236,266	$228,128	3.6%
Segment operating income (1):
GES:
Spiro	$4,001	$3,174	26.1%
GES Exhibitions	11,357	10,410	9.1%
Total GES	$15,358	$13,584	13.1%

(1)
Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a reconciliation of the non-GAAP financial measure, segment operating income (loss), to the most directly comparable GAAP measure.

Three months ended March 31, 2024 compared with the three months ended March 31, 2023

Spiro revenue increased $0.9 million primarily due to strong spending from existing and new clients obtained during 2024, offset in part by a reduction of approximately $3 million due to the timing of major non-annual shows.

GES Exhibitions revenue increased $6.3 million, primarily due to larger show sizes, including same-show revenue growth of 6.1%, offset in part by a reduction of approximately $1 million due to the timing of major non-annual shows.

Spiro segment operating income increased $0.8 million primarily due to higher revenue.

GES Exhibitions segment operating income increased $0.9 million, primarily due to higher revenue.

Other Expenses

	Three Months Ended
	March 31,
(in thousands)	2024	2023	% Change
Corporate activities	$4,433	$3,165	40.1%
Interest expense, net	$11,845	$12,249	(3.3)%
Other expense, net	$438	$531	(17.5)%
Restructuring charges	$116	$453	(74.4)%
Income tax expense (benefit)	$887	$(578)	**
Loss from discontinued operations	$(67)	$(58)	(15.5)%

** Change is greater than +/- 100%.

Corporate Activities – The increase in corporate activities is primarily due to increased consulting costs.

Income Tax Expense – The effective tax rate was a negative 3.5% for the three months ended March 31, 2024 and a positive 2.6% for three months ended March 31, 2023. The effective rates differed from the 21% federal rate as we do not recognize a tax benefit on losses in the United States and other European countries where we have a valuation allowance. For the three months ended March 31, 2024, we also recorded a $1.1 million benefit for the release of the valuation allowance recorded on the UK tax loss carryforwards, offset by a $0.5 million expense to record estimated withholding taxes associated with the repatriation of Sky Lagoon earnings and a valuation allowance against the tax credit generated from this withholding tax. During the three months March 31, 2023, we released a valuation allowance of $2.1 million that was recorded on deferred tax assets associated with certain separate states, which more than offset taxes due in jurisdictions without a valuation allowance.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital outlays for at least the next 12 months and the longer term.

When assessing our current sources of liquidity, we include the following:

	March 31,	December 31,
(in thousands)	2024	2023
Unrestricted cash and cash equivalents(1)	$48,799	$52,704
Available capacity on Revolving Credit Facility(2)	88,432	108,040
Total available liquidity	$137,231	$160,744

(1)
As of March 31, 2024, we held $47.6 million of our cash and cash equivalents outside of the United States.
(2)
As of March 31, 2024, the available capacity includes our total Revolving Credit Facility size of $170 million less $75.9 million of outstanding borrowings and $5.7 million in outstanding letters of credit issued under the Revolving Credit Facility. As of December 31, 2023, the available capacity includes our total Revolving Credit Facility size of $170 million less $57.0 million of outstanding borrowings and $5.0 million in outstanding letters of credit issued under the Revolving Credit Facility.

Cash provided by operating activities, supplemented by our revolving credit facility and existing cash and cash equivalents, is our primary source of liquidity for funding our business requirements. During the three months ended March 31, 2024, net cash used in operating activities was $7.5 million.

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

Debt Obligations

Effective July 30, 2021, we entered into the 2021 Credit Facility. The 2021 Credit Facility provided for a $400 million Term Loan B, with a maturity date of July 30, 2028, and a $100 million Revolving Credit Facility, with a maturity date of July 30, 2026. The proceeds of the Term Loan B, net of $14.8 million in related fees, were used to repay the $327 million outstanding balance under our prior $450 million revolving credit facility and to provide for financial flexibility to fund future acquisitions and growth initiatives and for general corporate purposes. On January 4, 2023, we entered into an interest rate cap agreement with an effective date of January 31, 2023. The interest rate cap manages our exposure to interest rate increases on $300 million in borrowings under the 2021 Credit Facility or other

SOFR-based borrowings. Refer to Note 12 – Derivative of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

The Revolving Credit Facility carries financial covenants. As of March 31, 2024, we were in compliance with all covenants under the Revolving Credit Facility.

On March 28, 2023, we entered into the Second Amendment to the 2021 Credit Facility, which modified the interest coverage financial covenant. On October 6, 2023, we entered into the Third Amendment to the 2021 Credit Facility, which among other things, increased the principal amount of the Revolving Credit Facility by $70 million, bringing the total amount of revolving capacity to $170 million. In connection with the Third Amendment, we prepaid $70 million of the outstanding balance on our existing Term Loan B using $60 million from the Revolving Credit Facility and $10 million of cash from the Company’s balance sheet. The current credit spread on our Revolving Credit Facility is 2.00% lower than the credit spread on the Term Loan B, which was 5.00% for SOFR borrowings through April 25, 2024. On April 26, 2024, we entered into the Fourth Amendment to the 2021 Credit Agreement, which among other things, (i) reduced the applicable rate on the Term Loan B by 0.75%, to SOFR + 4.25%, (ii) set the credit spread adjustments to 0% on the Term Loan B and (iii) reset the 1% prepayment premium on any repricings of the Term Loan B for six months. Refer to Note 25 – Subsequent Event of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

For additional information about our debt and finance obligations, refer to Note 11 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q), all of which is incorporated by reference herein.

Capital Expenditures

As of March 31, 2024, we have planned capital expenditures of approximately $60 million to $70 million for the next 12 months, including approximately $20 million on select growth projects. We intend to continue making selective investments to advance Pursuit’s Refresh, Build, Buy growth strategy while maintaining a solid liquidity position.

Other Obligations

We have additional obligations as part of our ordinary course of business, beyond those committed for debt obligations and capital expenditures. Refer to Note 20 – Leases and Other and Note 18 – Pension and Postretirement Benefits of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on changes to agreed-upon amounts for certain obligations.

Cash Flows

Operating Activities

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net loss	$(26,243)	$(21,390)
Depreciation and amortization	13,320	12,475
Deferred income taxes	799	(2,304)
Loss from discontinued operations	67	58
Restructuring charges	116	453
Gains on dispositions of property and other assets	(5)	(58)
Share-based compensation expense	3,107	3,065
Other non-cash items, net	2,927	1,331
Changes in operating assets and liabilities	(1,631)	16,439
Net cash provided by (used in) operating activities	$(7,543)	$10,069

Net cash provided by (used in) operating activities decreased $17.6 million primarily due to outflows due to changes in working capital and a higher segment operating loss at Pursuit.

Investing Activities

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Capital expenditures	$(20,721)	$(11,384)
Cash paid for acquisitions, net	—	(41)
Proceeds from dispositions of property and other assets	5	66
Net cash used in investing activities	$(20,716)	$(11,359)

Net cash used in investing activities increased $9.4 million primarily due to an increase in capital expenditures in 2024.

Financing Activities

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Proceeds from borrowings	$154,243	$1,819
Payments on debt and finance obligations	(127,964)	(5,749)
Dividends paid on preferred stock	—	(1,950)
Contributions from noncontrolling interest	149	—
Payments of debt issuance costs	(51)	(200)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(996)	(412)
Net cash provided by (used in) financing activities	$25,381	$(6,492)

The change in net cash (used in) provided by financing activities of $31.9 million was primarily due to net debt borrowings of $26.3 million during the three months ended March 31, 2024 compared to net debt payments of $3.9 million during the three months ended March 31, 2023.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. As of March 31, 2024, 546,283 shares remained available for repurchase under all prior authorizations. In March 2020, our Board of Directors suspended our share repurchase program. The Board of Directors’ authorization does not have an expiration date.

Additionally, we repurchased shares related to tax withholding requirements on vested restricted share-based awards.

Critical Accounting Estimates

Refer to Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K for a discussion of our critical accounting estimates.

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

“Segment operating income (loss)” is “net income (loss) attributable to Viad” before income (loss) from discontinued operations, corporate activities, net interest expense, income taxes, restructuring charges, impairment charges, and certain other corporate expenses and charges that are not allocated to the reportable segments, and the reduction for income (loss) attributable to noncontrolling interests. Segment operating income (loss) is used to measure the profit and performance of our operating segments to facilitate period-to-period comparisons. Refer to Note 23 – Segment Information of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of

this Form 10-Q) for a reconciliation of segment operating income (loss) to income (loss) from continuing operations before income taxes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure relates to fluctuations in interest rates and foreign exchange rates. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect our financial condition or results of operations. The foreign exchange risk is composed of both potential losses from the translation of foreign currency financial information and the remeasurement of foreign currency transactions. Interest rate risk is the risk that changing interest rates will adversely affect our financial position or results of operations.

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, the Middle East, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of AOCI in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $42.8 million as of March 31, 2024 and $35.3 million as of December 31, 2023. We recorded an unrealized foreign currency translation loss in other comprehensive loss of $7.5 million during the three months ended March 31, 2024 and an unrealized foreign currency translation gain of $1.2 million during the three months ended March 31, 2023.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of March 31, 2024, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $46.8 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Condensed Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, we did not have any outstanding foreign currency forward contracts.

On January 4, 2023, we entered into an interest rate cap agreement with an effective date of January 31, 2023 to hedge cash flows on $300 million of our SOFR-based borrowings under the 2021 Credit Facility. Refer to Note 12 – Derivative of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2024.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved, which information is incorporated by reference herein.

Item 1A. Risk Factors

In addition to other information set forth in this report, careful consideration should be given to the factors discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities AND Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended March 31, 2024 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	—	546,283
February 1, 2024 - February 29, 2024	—	$—	—	546,283
March 1, 2024 - March 31, 2024	—	$—	—	546,283
Total	—	$—	—	546,283

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

Item 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

3.1		Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004 (SEC File No. 001-11015; SEC Film No. 04961107).	10-Q	6/30/2004	3.A	8/9/2004

3.2		Bylaws of Viad Corp, as amended through December 5, 2013.	8-K		3	12/9/2013

10.1		Fourth Amendment, dated April 26, 2024, to the Credit Agreement, dated as of July 30, 2021, among Viad Corp, Bank of America, N.A., and the lenders and letter of credit issuers party thereto from time to time.	8-K		10.1	4/29/2024

10.2	* +	Form of Performance Stock Unit Agreement pursuant to the 2017 Viad Corp Omnibus Incentive Plan.

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	Inline XBRL Instance Document

101.SCH	****	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The Inline XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.
+	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

May 3, 2024	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer and Duly Authorized Officer