Form 10-Q
period 2024-06-30
VIAD CORP
filed 2024-08-07
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 5, 2024, there were 21,164,473 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2024	2023
Assets
Current assets
Cash and cash equivalents	$59,381	$52,704
Accounts receivable, net of allowances of $2,552 and $2,901, respectively	185,881	128,019
Inventories	15,112	10,153
Current contract costs	32,386	20,202
Prepaid insurance	10,691	2,925
Other current assets	27,408	21,774
Total current assets	330,859	235,777
Property and equipment, net	595,072	592,891
Other investments and assets	18,988	17,047
Operating lease right-of-use assets	102,997	109,774
Deferred income taxes	1,777	1,930
Goodwill	120,684	123,906
Other intangible assets, net	53,024	55,997
Total Assets	$1,223,401	$1,137,322
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$110,551	$77,405
Contract liabilities	82,955	52,980
Accrued compensation	26,749	31,309
Operating lease obligations	17,326	17,334
Other current liabilities	58,373	42,397
Current portion of debt and finance obligations	12,948	8,371
Total current liabilities	308,902	229,796
Long-term debt and finance obligations	469,348	444,304
Pension and postretirement benefits	16,072	16,457
Long-term operating lease obligations	99,456	106,109
Other deferred items and liabilities	66,857	70,711
Total liabilities	960,635	867,377
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding	132,591	132,591
Redeemable noncontrolling interest	4,199	4,733
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	569,781	568,230
Accumulated deficit	(326,683)	(326,084)
Accumulated other comprehensive loss	(50,667)	(40,394)
Common stock in treasury, at cost, 3,792,091 and 3,948,316 shares, respectively	(188,626)	(195,721)
Total Viad stockholders’ equity	41,207	43,433
Non-redeemable noncontrolling interest	84,769	89,188
Total stockholders’ equity	125,976	132,621
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,223,401	$1,137,322

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue:
Services	$309,960	$262,339	$536,890	$480,479
Products	68,578	57,972	115,145	100,623
Total revenue	378,538	320,311	652,035	581,102
Costs and expenses:
Costs of services	263,279	232,412	500,585	458,615
Costs of products	61,806	54,439	106,454	94,539
Corporate activities	5,422	3,511	9,855	6,676
Gain on sale of ON Services	—	204	—	204
Interest expense, net	12,585	12,356	24,430	24,605
Other expense, net	442	448	880	979
Restructuring (recoveries) charges	(825)	192	(709)	645
Total costs and expenses	342,709	303,562	641,495	586,263
Income (loss) from continuing operations before income taxes	35,829	16,749	10,540	(5,161)
Income tax expense	5,851	5,028	6,738	4,450
Income (loss) from continuing operations	29,978	11,721	3,802	(9,611)
Income (loss) from discontinued operations	900	(143)	833	(201)
Net income (loss)	30,878	11,578	4,635	(9,812)
Net income attributable to non-redeemable noncontrolling interest	(1,807)	(903)	(884)	(505)
Net loss attributable to redeemable noncontrolling interest	240	286	443	409
Net income (loss) attributable to Viad	$29,311	$10,961	$4,194	$(9,908)
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.93	$0.34	$(0.03)	$(0.65)
Discontinued operations attributable to Viad common stockholders	0.04	(0.01)	0.04	(0.01)
Net income (loss) attributable to Viad common stockholders	$0.97	$0.33	$0.01	$(0.66)
Weighted-average outstanding and potentially dilutive common shares	21,521	20,975	21,467	20,796
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.94	$0.34	$(0.03)	$(0.65)
Discontinued operations attributable to Viad common stockholders	0.04	(0.01)	0.04	(0.01)
Net income (loss) attributable to Viad common stockholders	$0.98	$0.33	$0.01	$(0.66)
Weighted-average outstanding common shares	21,126	20,840	21,078	20,796
Amounts attributable to Viad
Income (loss) from continuing operations	$28,411	$11,104	$3,361	$(9,707)
Income (loss) from discontinued operations	900	(143)	833	(201)
Net income (loss) attributable to Viad	$29,311	$10,961	$4,194	$(9,908)

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$30,878	$11,578	$4,635	$(9,812)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(3,379)	6,755	(10,881)	7,950
Change in fair value of interest rate cap	216	1,238	434	438
Change in net actuarial loss, net of tax (1)	71	33	156	(12)
Change in prior service cost, net of tax (1)	(1)	4	18	39
Comprehensive income (loss)	27,785	19,608	(5,638)	(1,397)
Non-redeemable noncontrolling interest:
Comprehensive income attributable to non-redeemable noncontrolling interest	(1,807)	(903)	(884)	(505)
Unrealized foreign currency translation adjustments	(582)	1,235	(2,152)	1,800
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	240	286	443	409
Comprehensive income (loss) attributable to Viad	$25,636	$20,226	$(8,231)	$307

(1) The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2023	$37,402	$568,230	$(326,084)	$(40,394)	$(195,721)	$43,433	$89,188	$132,621	$4,733	$132,591
Net loss	—	—	(25,117)	—	—	(25,117)	(923)	(26,040)	(203)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Capital contributions from noncontrolling interest	—	—	—	—	—	—	149	149	—	—
Change in fair value of interest rate cap	—	—	—	218	—	218	—	218	—	—
Employee benefit plans	—	(5,387)	—	—	5,358	(29)	—	(29)	—	—
Share-based compensation - equity awards	—	3,107	—	—	—	3,107	—	3,107	—	—
Unrealized foreign currency translation adjustment	—	—	—	(7,502)	—	(7,502)	(1,570)	(9,072)	(107)	—
Amortization of net actuarial loss, net of tax	—	—	—	85	—	85	—	85	—	—
Amortization of prior service cost, net of tax	—	—	—	19	—	19	—	19	—	—
Other, net	—	(17)	—	—	—	(17)	—	(17)	—	—
Balance, March 31, 2024	$37,402	$565,933	$(353,151)	$(47,574)	$(190,363)	$12,247	$86,844	$99,091	$4,423	$132,591
Net income (loss)	—	—	29,311	—	—	29,311	1,807	31,118	(240)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,300)	(3,300)	—	—
Change in fair value of interest rate cap	—	—	—	216	—	216	—	216	—	—
Employee benefit plans	—	(515)	—	—	1,737	1,222	—	1,222	—	—
Share-based compensation - equity awards	—	3,679	—	—	—	3,679	—	3,679	—	—
Unrealized foreign currency translation adjustment	—	—	—	(3,379)	—	(3,379)	(582)	(3,961)	16	—
Amortization of net actuarial loss, net of tax	—	—	—	71	—	71	—	71	—	—
Amortization of prior service cost, net of tax	—	—	—	(1)	—	(1)	—	(1)	—	—
Other, net	—	684	(893)	—	—	(209)	—	(209)	—	—
Balance, June 30, 2024	$37,402	$569,781	$(326,683)	$(50,667)	$(188,626)	$41,207	$84,769	$125,976	$4,199	$132,591

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (Continued)

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2022	$37,402	$570,271	$(334,301)	$(47,185)	$(211,657)	$14,530	$82,310	$96,840	$4,956	$132,591
Net loss	—	—	(20,869)	—	—	(20,869)	(398)	(21,267)	(123)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Change in fair value of interest rate cap	—	—	—	(800)	—	(800)	—	(800)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(204)	(204)	—	(204)	—	—
Employee benefit plans	—	(4,677)	—	—	5,468	791	—	791	—	—
Share-based compensation - equity awards	—	3,064	—	—	—	3,064	—	3,064	—	—
Unrealized foreign currency translation adjustment	—	—	—	1,195	—	1,195	565	1,760	142	—
Amortization of net actuarial loss, net of tax	—	—	—	(45)	—	(45)	—	(45)	—	—
Amortization of prior service cost, net of tax	—	—	—	35		35		35
Other, net	—	3	—	—	2	5	—	5	—	—
Balance, March 31, 2023	$37,402	$568,661	$(357,120)	$(46,800)	$(206,391)	$(4,248)	$82,477	$78,229	$4,975	$132,591
Net income (loss)	—	—	10,961	—	—	10,961	903	11,864	(286)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Capital distributions to noncontrolling interest	—	—	—	—	—	—	(1,126)	(1,126)	—	—
Change in fair value of interest rate cap	—	—	—	1,238	—	1,238	—	1,238	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(4)	(4)	—	(4)	—	—
Employee benefit plans	—	(1,773)	—	—	2,628	855	—	855	—	—
Share-based compensation - equity awards	—	2,830	—	—	—	2,830	—	2,830	—	—
Unrealized foreign currency translation adjustment	—	—	—	6,755	—	6,755	1,235	7,990	38	—
Amortization of net actuarial loss, net of tax	—	—	—	33	—	33	—	33	—	—
Amortization of prior service cost, net of tax	—	—	—	4	—	4	—	4	—	—
Other, net	—	15	—	—	(2)	13	—	13	—	—
Balance, June 30, 2023	$37,402	$569,733	$(348,109)	$(38,770)	$(203,769)	$16,487	$83,489	$99,976	$4,727	$132,591

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net income (loss)	$4,635	$(9,812)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,117	25,279
Deferred income taxes	7,885	(961)
(Income) loss from discontinued operations	(833)	201
Restructuring (recoveries) charges	(709)	645
Gains on dispositions of property and other assets	(71)	(73)
Share-based compensation expense	6,786	5,912
Other non-cash items, net	3,777	2,496
Change in operating assets and liabilities:
Receivables	(57,929)	(22,832)
Inventories	(5,110)	(4,883)
Current contract costs	(12,316)	(3,595)
Accounts payable	33,643	33,627
Restructuring liabilities	(528)	(798)
Accrued compensation	(5,329)	(4,518)
Contract liabilities	30,312	22,165
Income taxes payable	435	(6,322)
Other assets and liabilities, net	(10,034)	2,269
Net cash provided by operating activities	22,731	38,800
Cash flows from investing activities
Capital expenditures	(37,862)	(32,193)
Cash paid for acquisitions, net	—	(41)
Proceeds from dispositions of property and other assets	90	82
Net cash used in investing activities	(37,772)	(32,152)
Cash flows from financing activities
Proceeds from borrowings	285,867	21,806
Payments on debt and finance obligations	(257,043)	(27,157)
Dividends paid on preferred stock	(3,900)	(3,900)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(3,151)	(1,126)
Payments of debt issuance costs	(773)	(226)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(996)	(505)
Other financing activities	(200)	—
Net cash provided by (used in) financing activities	19,804	(11,108)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,405)	956
Net change in cash, cash equivalents, and restricted cash	3,358	(3,504)
Cash, cash equivalents, and restricted cash, beginning of year	59,029	64,564
Cash, cash equivalents, and restricted cash, end of period	$62,387	$61,060

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

Cash, cash equivalents, and restricted cash balances presented in the Condensed Consolidated Statements of Cash Flows consist of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$59,381	$52,704
Restricted cash included in other current assets	3,006	6,325
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$62,387	$59,029

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2023	$53,322
Cash additions	152,091
Revenue recognized	(121,576)
Foreign exchange translation adjustment	(361)
Balance at June 30, 2024	$83,476

Contract Costs

GES capitalizes certain incremental costs incurred in obtaining and fulfilling contracts. Capitalized costs principally relate to direct costs of materials and services incurred in fulfilling services of future live events, and also include up-front incentives and commissions incurred upon contract signing. We expense costs associated with preliminary contract activities (i.e. proposal activities) as incurred. Capitalized contract costs are expensed upon the transfer of the related goods or services and are included in “Costs of services” or “Costs of products” in the Condensed Consolidated Statement of Operations as applicable. We include the deferred incremental costs of obtaining and fulfilling contracts in “Current contract costs” and “Other investments and assets” in the Condensed Consolidated Balance Sheets.

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2023	$21,974
Additions	53,822
Expenses	(40,295)
Foreign exchange translation adjustment	(57)
Balance at June 30, 2024	$35,444

As of June 30, 2024, capitalized contract costs consisted of $3.1 million to obtain contracts and $32.3 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three and six months ended June 30, 2024 or 2023.

Disaggregation of Revenue

The following tables disaggregate Pursuit and GES revenue by major service and product lines, timing of revenue recognition, and markets served:

Pursuit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Services:
Ticket revenue	$43,707	$36,543	$61,512	$50,804
Rooms revenue	24,578	22,106	32,182	29,696
Transportation	3,338	3,689	5,193	5,634
Other	4,427	3,333	6,147	4,700
Total services revenue	76,050	65,671	105,034	90,834
Products:
Food and beverage	15,046	13,628	21,568	19,503
Retail operations	10,105	9,175	11,830	10,800
Total products revenue	25,151	22,803	33,398	30,303
Total revenue	$101,201	$88,474	$138,432	$121,137

Timing of revenue recognition:
Services transferred over time	$76,050	$65,671	$105,034	$90,834
Products transferred at a point in time	25,151	22,803	33,398	30,303
Total revenue	$101,201	$88,474	$138,432	$121,137

Markets:
Banff Jasper Collection	$53,696	$46,905	$71,802	$64,519
Alaska Collection	14,046	12,701	14,659	13,154
Glacier Park Collection	15,311	13,730	16,744	15,185
FlyOver	8,533	7,020	14,722	12,875
Sky Lagoon	9,615	8,118	20,505	15,404
Total revenue	$101,201	$88,474	$138,432	$121,137

GES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Service lines:
Spiro	$99,132	$80,368	$160,380	$140,730
GES Exhibitions	180,977	154,534	356,817	324,031
Intersegment eliminations	(2,772)	(3,065)	(3,594)	(4,796)
Total revenue	$277,337	$231,837	$513,603	$459,965

Timing of revenue recognition:
Services transferred over time	$233,910	$196,668	$431,856	$389,645
Products transferred over time(1)	18,548	16,038	32,971	28,979
Products transferred at a point in time	24,879	19,131	48,776	41,341
Total revenue	$277,337	$231,837	$513,603	$459,965

Geographical markets:
North America	$228,794	$177,408	$409,981	$358,247
EMEA	71,175	62,644	130,136	112,181
Intersegment eliminations	(22,632)	(8,215)	(26,514)	(10,463)
Total revenue	$277,337	$231,837	$513,603	$459,965

(1)
GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.
Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan, as amended (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. As of June 30, 2024, there were 575,073 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Performance-based restricted stock units	$1,461	$819	$2,403	$1,641
Restricted stock awards and restricted stock units	2,110	1,681	4,025	3,324
Stock options	108	347	358	947
Share-based compensation expense before income tax	3,679	2,847	6,786	5,912
Income tax benefit (1)	(74)	(44)	(150)	(66)
Share-based compensation expense, net of income tax	$3,605	$2,803	$6,636	$5,846

(1)
We do not record a tax benefit on the expense in the United States where we have a valuation allowance.

Note 4. Inventories

We state inventories, which consist primarily of exhibit design and construction materials and supplies, as well as retail inventory, at the lower of cost (first-in, first-out and specific identification methods) or net realizable value.

The components of inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Raw materials	$432	$681
Finished goods	14,680	9,472
Inventories	$15,112	$10,153

Note 5. Other Current Assets

Other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Prepaid taxes	$6,800	$881
Prepaid software maintenance	5,310	4,905
Prepaid project deposit	3,582	3,699
Prepaid vendor payments	3,299	2,403
Restricted cash	3,006	6,325
Income tax receivable	1,089	670
Prepaid other	1,918	1,567
Other current assets	2,404	1,324
Other current assets	$27,408	$21,774

Note 6. Property and Equipment, Net

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Land and land interests	$31,745	$31,184
Buildings and leasehold improvements	459,949	445,074
Equipment and other	463,822	455,070
Gross property and equipment	955,516	931,328
Accumulated depreciation	(414,244)	(395,557)
Property and equipment, net (excluding finance leases)	541,272	535,771
Finance lease ROU assets, net	53,800	57,120
Property and equipment, net	$595,072	$592,891

Depreciation expense was $12.7 million during the three months ended June 30, 2024 and $24.1 million during the six months ended June 30, 2024. Depreciation expense was $10.5 million during the three months ended June 30, 2023 and $20.9 million during the six months ended June 30, 2023.

Capitalized interest was zero during the three months ended June 30, 2024 and $0.7 million during the six months ended June 30, 2024. Capitalized interest was $0.5 million during the three months ended June 30, 2023 and $0.7 million during the six months ended June 30, 2023, which was primarily related to the development of Pursuit’s FlyOver Chicago attraction.

Note 7. Other Investments and Assets

Other investments and assets consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Self-insured excess liability receivable	$7,776	$7,776
Other mutual funds	5,021	4,271
Contract costs	3,058	1,772
Other	3,133	3,228
Other investments and assets	$18,988	$17,047

Note 8. Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2023	$123,906
Foreign currency translation adjustments	(3,222)
Balance at June 30, 2024	$120,684

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We use a discounted expected future cash flow methodology (income approach) to estimate the fair value of our reporting units for purposes of goodwill impairment testing. We do not believe there have been any significant changes to the outlook for the future years or to the risk profile of our reporting units that would indicate that goodwill impairment testing should have been performed as of June 30, 2024.

Other intangible assets consisted of the following:

		June 30, 2024			December 31, 2023
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	8.6	$33,118	$(29,063)	$4,055	$34,701	$(29,950)	$4,751
Operating contracts and licenses	32.9	39,454	(5,132)	34,322	40,324	(4,692)	35,632
In-place lease	32.3	14,287	(1,990)	12,297	14,754	(1,842)	12,912
Tradenames	3	5,498	(4,263)	1,235	5,667	(4,121)	1,546
Other	3.7	762	(212)	550	787	(200)	587
Total amortized intangible assets		93,119	(40,660)	52,459	96,233	(40,805)	55,428
Indefinite-lived intangible assets:
Business licenses		565	—	565	569	—	569
Other intangible assets, net		$93,684	$(40,660)	$53,024	$96,802	$(40,805)	$55,997

Intangible asset amortization expense (excluding amortization expense of ROU assets) was $1.0 million during the three months ended June 30, 2024 and $1.8 million during the six months ended June 30, 2024. Intangible asset amortization expense was $1.2 million during the three months ended June 30, 2023 and $2.3 million during the six months ended June 30, 2023.

At June 30, 2024, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2024	$1,788
2025	2,339
2026	2,305
2027	1,912
2028	1,882
Thereafter	42,233
Total	$52,459

Note 9. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Continuing operations:
Accommodation service deposits	$11,021	$2,681
Accrued sales and use taxes and personal property taxes	9,812	3,958
Foreign income taxes payable	7,257	8,558
Commissions payable	5,260	3,799
Self-insured liability	4,999	4,531
Accrued employee benefit costs	4,898	4,835
Accrued concession fees	4,694	3,970
Accrued professional fees	1,439	1,208
Current portion of pension and postretirement liabilities	1,046	1,396
Other	6,692	6,315
Total continuing operations	57,118	41,251
Discontinued operations:
Self-insured liability	230	121
Environmental remediation liabilities	25	25
Other	1,000	1,000
Total discontinued operations	1,255	1,146
Total other current liabilities	$58,373	$42,397

Note 10. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Continuing operations:
Foreign deferred tax liability	$27,910	$28,234
Multi-employer pension plan withdrawal liability	13,091	13,341
Self-insured excess liability	7,776	7,776
Self-insured liability	7,239	7,407
Accrued compensation	6,049	5,627
Accrued restructuring	954	2,666
Other	1,224	1,958
Total continuing operations	64,243	67,009
Discontinued operations:
Environmental remediation liabilities	1,078	2,140
Self-insured liability	1,536	1,562
Total discontinued operations	2,614	3,702
Total other deferred items and liabilities	$66,857	$70,711

Note 11. Debt and Finance Obligations

The components of debt and finance obligations consisted of the following:

	June 30,	December 31,
(in thousands, except interest rates)	2024	2023
Debt:
2021 Credit Facility - Term Loan B 9.6% interest rate at June 30, 2024 and 10.5% at December 31, 2023, due through 2028(1)	$319,000	$321,000
2021 Credit Facility - Revolving Credit Facility - Viad Corp borrowings 8.5% interest rate at June 30, 2024 and at December 31, 2023, due through 2026(1)	80,500	57,000
2021 Credit Facility - Revolving Credit Facility - Brewster, Inc. borrowings 8.0% interest rate at June 30, 2024, due through 2026(1)	4,386	—
Jasper Term Loan 6.5% interest rate at June 30, 2024 and December 31, 2023, due through 2028(1)	12,255	12,655
Jasper Revolving Credit Facility 9.5% weighted-average interest rate at June 30, 2024 and December 31, 2023, due through 2028(1)	2,193	3,020
FlyOver Iceland Credit Facility 9.3% interest rate at June 30, 2024 and 8.9% at December 31, 2023, due through 2029(1)	3,953	4,049
FlyOver Iceland Term Loans 13.8% weighted-average interest rate at June 30, 2024 and at December 31, 2023, due through 2024(1)	405	475
Less unamortized debt issuance costs	(8,640)	(9,453)
Total debt	414,052	388,746
Finance obligations:
Finance lease obligations (2) 9.2% weighted-average interest rate at June 30, 2024 and December 31, 2023, due through 2067	63,270	63,929
Financing arrangements	4,974	—
Total debt and finance obligations (3)(4)	482,296	452,675
Current portion	(12,948)	(8,371)
Long-term debt and finance obligations	$469,348	$444,304
(1)
Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs, commitment fees, or any expense or income related to the Interest Rate Cap as discussed in Note 12 – Derivative.
(2)
Refer to Note 20 – Leases and Other for additional information.

(3)
The estimated fair value of total debt and finance leases was $390.0 million as of June 30, 2024 and $349.8 million as of December 31, 2023. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements for additional information.
(4)
Cash paid for interest on debt was $24.0 million during the six months ended June 30, 2024 and $23.4 million during the six months ended June 30, 2023.

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

On October 6, 2023, we entered into the Third Amendment to the 2021 Credit Facility, which among other things, increased the principal amount of the Revolving Credit Facility by $70 million, bringing the total amount of revolving capacity to $170 million, and added Brewster Inc., an Alberta corporation and a wholly-owned subsidiary of the Company, as a co-borrower. In connection with the amendment, we prepaid $70 million of the outstanding balance on our existing Term Loan B using $60 million from the Revolving Credit Facility, which has a lower credit spread as discussed below, and $10 million of cash from the Company’s balance sheet.

LIBOR Transition Amendment

On February 6, 2023, we entered into the LIBOR Transition Amendment to the 2021 Credit Facility to replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) for U.S. dollar borrowings on our Term Loan B and Revolving Credit Facility. In accordance with the LIBOR replacement provisions outlined in the 2021 Credit Facility, additional credit spread adjustments apply to SOFR ranging from 0.11448% (for a one-month duration) up to 0.71513% (for a 12-month duration). As discussed below under “Term Loan B”, those additional credit spread adjustments were eliminated for our Term Loan B borrowings with the Fourth Amendment to the 2021 Credit Agreement, but remain in place for borrowings under our Revolving Credit Facility.

CDOR Transition Amendment

On June 28, 2024, we entered into the Canadian Benchmark Replacement Conforming Changes Amendment (“CDOR Transition Amendment”) to the 2021 Credit Facility to replace the Canadian Dollar Offered Rate (“CDOR”) with the Canadian Overnight Repo Rate Average (“CORRA”) for Canadian dollar borrowings on our revolver. Additional credit spread adjustments apply to CORRA ranging from 0.29547% (for a one-month duration) up to 0.32138% (for a three-month duration).

Term Loan B

The Term Loan B has a maturity date of July 30, 2028, is subject to quarterly amortization of principal of $1.0 million, and carries no financial covenants. Interest rates are based on SOFR plus a credit spread, with a SOFR floor of 0.50%. On April 26, 2024, we entered into the Fourth Amendment to the 2021 Credit Agreement, which among other things, (i) reduced the SOFR credit spread from 5.00% to 4.25% on the Term Loan B, (ii) set the additional credit spread adjustments to 0% on the Term Loan B, and (iii) reset the 1% prepayment premium on any repricings of the Term Loan B for six months.

As discussed in Note 12 – Derivative, we entered into an interest rate cap agreement that manages our exposure to interest rate increases on $300 million of borrowings under the 2021 Credit Facility or other SOFR-based borrowings and provides us with the right to receive payment if the one-month SOFR exceeds 5.0% (“Strike Rate”).

Revolving Credit Facility

The Revolving Credit Facility has a maturity date of July 30, 2026 and carries financial covenants. On March 23, 2022, we entered into the First Amendment to the 2021 Credit Facility and on March 28, 2023, we entered into the Second Amendment to the 2021 Credit Facility. The amendments modified the financial covenants to the following:

•
Maintain a total net leverage ratio of not greater than 4.00 to 1.00; and
•
Maintain an interest coverage ratio of not less than 2.00 to 1.00.

As of June 30, 2024, our total net leverage ratio was 2.40 to 1.00, the interest coverage ratio was 3.69 to 1.00, and we were in compliance with all covenants under the Revolving Credit Facility.

Interest rates for U.S. dollar borrowings on our Revolving Credit Facility are based on SOFR (plus additional credit spread adjustments as detailed above under “LIBOR Transition Amendment”). We also have the option to borrow U.S. funds based on the “Base Rate”, which for any day is the highest of the Fed Funds Rate plus 0.50%, Bank of America’s publicly announced “prime rate”, and SOFR plus 1.00%.

Interest rates for Canadian dollar borrowings on our Revolving Credit Facility are based on CORRA (plus additional credit spread adjustments as detailed above under “CDOR Transition Amendment”). We also have the option to borrow Canadian funds based on the “Canadian Prime Rate”, which for any day is the higher of the per annum rate of interest designated by Bank of America (acting through its Canada branch) from time to time as its prime rate for commercial loans made by it in Canada in Canadian dollars, and the CORRA Rate for a one-month Interest Period as of such day, plus 1.00%.

Credit spreads for borrowings on our Revolving Credit Facility are based on Viad’s total net leverage ratio and range from 2.50% to 3.50% for SOFR and CORRA borrowings and from 1.50% to 2.50% for Base Rate and Canadian Prime Rate borrowings. Additionally, a 1.00% floor applies to the Base Rate and a 0% floor applies to the Canadian Prime Rate.

The Revolving Credit Facility includes an undrawn fee ranging from 0.30% to 0.50% that is based on Viad’s total net leverage ratio.

As of June 30, 2024, capacity remaining under the Revolving Credit Facility was $79.4 million, reflecting $170 million total facility size, less $84.9 million outstanding balance from Viad and Brewster, Inc. and $5.7 million in outstanding letters of credit.

In addition to U.S. dollar borrowings and Canadian dollar borrowings, we may also borrow funds on the Revolving Credit Facility in Pound Sterling based on the Sterling Overnight Index Average and Euros based on the Euro Interbank Offered Rate (“EURIBOR”), plus applicable credit spreads. No such borrowings had been made as of June 30, 2024.

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

As of June 30, 2024, both the pre-compensation and post-compensation fixed-charge coverage ratios were 4.48 to 1.00, and Pursuit was in compliance with all covenants under the Jasper Credit Facility.

Jasper Term Loan

The proceeds of the Jasper Term Loan reflect the outstanding balance under Pursuit’s prior Forest Park construction loan facility at the time it was converted to the Jasper Term Loan of $16.8 million Canadian dollars. The Jasper Term Loan bears interest at a 6.5% fixed rate.

Jasper Revolving Credit Facility

The proceeds of the Jasper Revolving Credit Facility are used to fund capital improvements. As of June 30, 2024, capacity remaining under the Jasper Revolving Credit Facility was $7.0 million Canadian dollars (approximately $5.1 million U.S. dollars). The Jasper Revolving Credit Facility bears interest at the Canadian Prime Rate plus 2.25%.

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

On February 27, 2024, FlyOver Iceland reached an agreement to amend and extend the FlyOver Iceland Credit Facility, wherein the principal payments are deferred for six months beginning March 1, 2024, with equal quarterly principal payments due beginning September 1, 2024 and a maturity date of September 1, 2029. The amended terms also include a modification of the financial covenants and an adjustment of the interest rate to three month EURIBOR plus 5.5%, decreasing to 4.9% once FlyOver Iceland’s leverage ratio is below 4.00 to 1.00.

FlyOver Iceland Term Loans

During 2020, FlyOver Iceland entered into three term loans totaling ISK 90.0 million (approximately $0.7 million U.S. dollars) (the “FlyOver Iceland Term Loans”). The first term loan for ISK 10.0 million was entered into effective October 15, 2020 and matured on April 1, 2023. It bore interest on a seven-day term deposit rate at the Central Bank of Iceland. The second term loan for ISK 30.0 million was entered into effective October 15, 2020 with a maturity date of October 1, 2024 and bears interest on a seven-day term deposit at the Central Bank of Iceland plus 3.07%. The third term loan for ISK 50.0 million was entered into effective December 29, 2020 with an original maturity date of February 1, 2023, which was extended to February 1, 2024 by way of a subsequent amendment, and bears interest at one-month Reykjavik InterBank Offered Rate (“REIBOR”) plus 4.99%. On February 27, 2024, FlyOver Iceland reached an agreement with its lender to refinance the ISK 50.0 million loan with a new ISK 50.0 million term loan, which was repaid on August 1, 2024.

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

Financing Arrangements

We entered into insurance premium financing arrangements with two financial intermediaries in order to finance certain of our insurance premium payments. The financing arrangements are payable within the next 12 months and bear a weighted average interest rate of 8.1%.

Changes to our financing arrangements are as follows:

(in thousands)
Balance at December 31, 2023	$—
Additions	13,062
Payments	(7,986)
Foreign currency translation adjustment	(102)
Balance at June 30, 2024	$4,974

Note 12. Derivative

Interest Rate Cap

On January 4, 2023, we entered into an interest rate cap agreement with an effective date of January 31, 2023. The interest rate cap manages our exposure to interest rate increases on $300 million in SOFR-based borrowings under our 2021 Credit Facility and provides us with the right to receive payment if the one-month SOFR exceeds the Strike Rate. Beginning on February 28, 2023, we pay a fixed monthly deferred premium based on an annual rate of 0.3335% for the interest rate cap, which matures on January 31, 2025. During the three months ended June 30, 2024, we received gross proceeds from the interest rate cap of $0.2 million and $0.5 million during the six months ended June 30, 2024 as one-month SOFR exceeded the Strike Rate.

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

The fair value of the interest rate cap is as follows:

		June 30,	December 31,
(in thousands)	Classification	2024	2023
Derivatives designated as hedging instruments
Interest rate cap - short-term	Other current liabilities	$160	$443
Interest rate cap - long-term	Other deferred items and liabilities	—	45
Total derivatives designated as hedging instruments		$160	$488

Changes in the fair value of the interest rate cap are recorded in “Accumulated other comprehensive income (loss)” (“AOCI”). Amounts accumulated in AOCI are reclassified to “Interest expense, net” in the Condensed Consolidated Statements of Operations when the hedged item affects earnings. We reclassified to interest expense, net, approximately $0.3 million during the three months ended June 30, 2024 and approximately $0.6 million during the six months ended June 30, 2024, and $0.2 million remained in unrealized losses in AOCI as of June 30, 2024. We estimate that $0.1 million will be reclassified to earnings within the next 12 months.

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value.

The fair value of assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$5,021	$5,021	$—	$—
Total assets at fair value on a recurring basis	$5,021	5,021	$—	$—
Liabilities:
Interest rate cap (2)	$160	$—	$160	$—
Total liabilities at fair value on a recurring basis	$160	$—	$160	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$4,271	$4,271	$—	$—
Total assets at fair value on a recurring basis	$4,271	$4,271	$—	$—
Liabilities:
Interest rate cap (2)	$488	$—	$488	$—
Total liabilities at fair value on a recurring basis	$488	$—	$488	$—

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

Note 14. Income (Loss) Per Share

The components of basic and diluted loss per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income (loss) attributable to Viad	$29,311	$10,961	$4,194	$(9,908)
Less: Allocation to participating securities	(6,569)	(2,186)	(71)	—
Convertible preferred stock dividends	(1,950)	(1,950)	(3,900)	(3,900)
Net income (loss) allocated to Viad common stockholders (basic)	$20,792	$6,825	$223	$(13,808)
Add: Allocation to participating securities	92	11	1	—
Net income (loss) allocated to Viad common stockholders (diluted)	$20,884	$6,836	$224	$(13,808)

Basic weighted-average outstanding common shares	21,126	20,840	21,078	20,796
Additional dilutive shares related to share-based compensation	395	135	389	—
Diluted weighted-average outstanding shares	21,521	20,975	21,467	20,796
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$0.98	$0.33	$0.01	$(0.66)
Diluted income (loss) attributable to Viad common stockholders (1)	$0.97	$0.33	$0.01	$(0.66)

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

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Convertible preferred stock	—	—	—	6,674
Unvested restricted share-based awards	2	17	25	163
Unvested performance share-based awards	152	159	102	155
Stock options	138	372	138	376

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

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Dividends paid-in-kind increase the redemption value of the preferred stock. The redemption value of the preferred stock was $141.8 million as of June 30, 2024 and December 31, 2023. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the six months ended June 30, 2024, $3.9 million of dividends were declared, all of which were paid in cash. We intend to pay preferred stock dividends in cash for the foreseeable future.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. In March 2020, our Board of Directors suspended our share repurchase program. As of June 30, 2024, 546,283 shares remain available for repurchase under all prior authorizations. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Unrealized Gain (Loss) on Interest Rate Cap	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(35,340)	$(4,403)	$(651)	$(40,394)
Other comprehensive income (loss) before reclassifications	(10,881)	—	328	(10,553)
Amounts reclassified from AOCI, net of tax	—	174	106	280
Net other comprehensive income	(10,881)	174	434	(10,273)
Balance at June 30, 2024	$(46,221)	$(4,229)	$(217)	$(50,667)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Unrealized Gain (Loss) on Interest Rate Cap	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(42,983)	$(4,202)	$—	$(47,185)
Other comprehensive income (loss) before reclassifications	7,950	—	681	8,631
Amounts reclassified from AOCI, net of tax	—	27	(243)	(216)
Net other comprehensive income (loss)	7,950	27	438	8,415
Balance at June 30, 2023	$(35,033)	$(4,175)	$438	$(38,770)

Amounts reclassified from AOCI that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

Note 17. Income Taxes

The effective tax rate was 16.3% for the three months ended June 30, 2024 and 63.9% for the six months ended June 30, 2024. The effective tax rate was 30.0% for the three months ended June 30, 2023 and a negative 86.2% for the six months ended June 30, 2023.

The income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The amount and change of pre-tax income and loss recognized between jurisdictions impacted the reported effective tax rate for the six months ended June 30, 2024 as we do not recognize a tax benefit primarily on losses in the United States where we have a valuation allowance, while recognizing tax expense in Canada, Netherlands, the Middle East, the United Kingdom, and Iceland. We included in the annualized effective rate a $1.1 million benefit for the release of the valuation allowance recorded on the United Kingdom’s tax loss carryforwards as the United Kingdom’s forecasted income will fully utilize these carryforward losses for the year. We also recorded a $0.5 million expense during the first quarter of 2024 to record estimated withholding taxes associated with repatriating all of Sky Lagoon’s earnings back to the United States and a valuation allowance against the tax credit generated from this withholding tax.

The effective tax rate for the six months ended June 30, 2023 was further impacted by the release of a valuation allowance of $2.1 million during the first quarter of 2023 on deferred tax assets associated with certain separate state filings, which more than offset taxes due in jurisdictions without a valuation allowance.

We paid net cash for income taxes of $5.1 million during the three months ended June 30, 2024 and $12.9 million during the six months ended June 30, 2024 of which $9.0 million of the $12.9 was paid to Canadian taxing authorities and $1.7 million to the Netherlands. We paid net cash for income taxes of $4.6 million during the three months ended June 30, 2023 and $12.7 million during the six months ended June 30, 2023, of which $9.6 million of the $12.7 million was paid to Canadian tax authorities.

Note 18. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended June 30, 2024 and 2023 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$6	$6	$50	$44
Interest cost	201	211	91	93	85	91
Expected return on plan assets	(57)	(40)	—	—	(83)	(86)
Amortization of prior service credit	(10)	(8)	19	29	—	—
Recognized net actuarial loss (gain)	79	71	(38)	(44)	31	34
Net periodic benefit cost	$213	$234	$78	$84	$83	$83
Settlement cost	—	—	—	—	—	—
Total expenses	$213	$234	$78	$84	$83	$83

The components of net periodic benefit cost of our pension and postretirement benefit plans for the six months ended June 30, 2024 and 2023 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$12	$12	$101	$88
Interest cost	402	422	182	186	170	183
Expected return on plan assets	(114)	(80)	—	—	(167)	(172)
Amortization of prior service credit	(20)	(16)	38	58	—	—
Recognized net actuarial loss (gain)	158	142	(76)	(88)	63	67
Net periodic benefit cost	$426	$468	$156	$168	$167	$166
Settlement cost	—	—	—	—	—	—
Total expenses	$426	$468	$156	$168	$167	$166

We expect to contribute $0.8 million to our funded pension plans, $0.8 million to our unfunded pension plans, and $0.7 million to our postretirement benefit plans in 2024. During the six months ended June 30, 2024, we contributed $0.3 million to our funded pension plans, $0.4 million to our unfunded pension plans, and $0.3 million to our postretirement benefit plans.

Note 19. Restructuring Charges (Recoveries)

GES

As part of our efforts to drive efficiencies and simplify our business operations, we took certain restructuring actions designed to simplify and transform GES for greater profitability. These initiatives resulted in restructuring charges related to the elimination of certain positions and continuing to reduce our facility footprint at GES.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2023	$1,634	$1,378	$—	$3,012
Restructuring (recoveries) charges (1)	(1,027)	317	1	(709)
Cash payments	(462)	(231)	—	(693)
Adjustment to liability	—	(6)	(1)	(7)
Balance at June 30, 2024	$145	$1,458	$—	$1,603

(1) During the three months ended June 30, 2024, we reversed a prior year accrual of $1.5 million related to a certain multi-employer pension fund.

As of June 30, 2024, $1.0 million of liabilities related to facilities will remain unpaid by the end of 2024. The liabilities related to facilities primarily include dilapidations and non-lease expenses that will be paid over the remaining lease terms. Refer to Note 23 – Segment Information for information regarding restructuring charges by segment.

Note 20. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		June 30,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2024	2023
Assets:
Operating lease ROU assets	Operating lease ROU assets	$102,997	$109,774
Finance lease ROU assets	Property and equipment, net	53,800	57,120
Total lease ROU assets		$156,797	$166,894

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$17,326	$17,334
Finance lease obligations	Current portion of debt and finance obligations	2,590	2,742
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	99,456	106,109
Finance lease obligations	Long-term debt and finance obligations	60,680	61,187
Total lease liabilities		$180,052	$187,372

The components of lease expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Finance lease cost:
Amortization of ROU assets	$1,103	$1,048	$2,216	$2,104
Interest on lease liabilities	1,424	1,427	2,860	2,837
Operating lease cost	6,824	6,586	13,687	12,793
Short-term lease cost	996	950	1,639	1,385
Variable lease cost	1,296	1,510	2,536	2,738
Total lease cost, net	$11,643	$11,521	$22,938	$21,857

Other information related to operating and finance leases are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,634	$6,669	$14,395	$13,321
Operating cash flows from finance leases	$1,601	$1,535	$3,167	$3,052
Financing cash flows from finance leases	$747	$572	$1,565	$1,177
ROU assets obtained in exchange for lease obligations:
Operating leases	$383	$14,571	$3,628	$17,587
Finance leases(1)	$500	$376	$1,242	$363

(1)
Includes terminations of equipment finance leases during 2023.

	June 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	7.35	7.64
Finance leases	33.15	33.47
Weighted-average discount rate:
Operating leases	7.93%	7.88%
Finance leases	9.19%	9.17%

As of June 30, 2024, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2024	$12,226	$4,048	$16,274
2025	26,203	7,827	34,030
2026	25,081	7,131	32,212
2027	21,480	6,693	28,173
2028	15,636	6,353	21,989
Thereafter	56,576	174,868	231,444
Total future lease payments	157,202	206,920	364,122
Less: Amount representing interest	(40,420)	(143,650)	(184,070)
Present value of minimum lease payments	116,782	63,270	180,052
Current portion	(17,326)	(2,590)	(19,916)
Long-term portion	$99,456	$60,680	$160,136

As of June 30, 2024, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
Remainder of 2024	$1,045
2025	1,879
2026	1,630
2027	947
2028	775
Thereafter	2,078
Total minimum rents	$8,354

Lease Not Yet Commenced

As of June 30, 2024, we had executed a facility lease for which we did not have control of the underlying assets. Accordingly, we did not record the lease liability and ROU asset on our Condensed Consolidated Balance Sheets. This lease was for a new FlyOver attraction, FlyOver Canada Toronto. Effective August 6, 2024, this facility lease was terminated. Refer to Note 24 – Subsequent Events for additional information.

Note 21. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of June 30, 2024 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of June 30, 2024, we had recorded environmental remediation liabilities of $1.1 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of June 30, 2024, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of June 30, 2024 would be approximately $82.3 million. These guarantees relate to our leased equipment and facilities through January 2044. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

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

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limit) related to our continuing operations was $12.2 million as of June 30, 2024, which includes $7.3 million related to workers’ compensation liabilities, and $4.9 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $1.8 million as of June 30, 2024. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.4 million as of June 30, 2024. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.8 million for the three months ended June 30, 2024, $2.9 million for the six months ended June 30, 2024, $0.7 for the three months ended June 30, 2023, and $2.2 million for the six months ended June 30, 2023.

In addition, as of June 30, 2024, we have recorded insurance liabilities of $7.8 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.6 million is related to workers’ compensation liabilities and $1.2 million is related to general/auto liability claims, which is recorded in “Other deferred items and liabilities” in the Condensed Consolidated Balance Sheets with a corresponding receivable in “Other investments and assets.”

Note 22. Noncontrolling Interests – Redeemable and Non-redeemable

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership has increased to 56.4% as of June 30, 2024. Through Esja and its wholly-owned subsidiary, we operate the FlyOver Iceland attraction.

The minority Esja shareholders have the right to sell (or “put”) their Esja shares to us based on a multiple of 5.0x EBITDA as calculated on the trailing 12 months from the most recently completed quarter before the put option exercise. The put option is only exercisable after August 2022 (the “Reference Date”), and in the event the FlyOver Iceland attraction has earned a minimum of €3.25 million in unadjusted EBITDA during the most recent fiscal year and during the trailing 12-month period prior to exercise (the “Put Option Condition”). The put option is exercisable during a period of 12 months following the Reference Date (the “Option Period”) if the Put Option Condition has been met. If the Put Option Condition has not been met during the first Option Period, the Reference Date will be extended for an additional 12 months up to three times. If the Put Option Condition is met during any of the Option Periods, yet the shares are not exercised prior to the end of the 12-month Option Period, the put option will expire. If the FlyOver Iceland attraction has not achieved the Put Option Condition by December 31, 2024, the put option expires. As of June 30, 2024, the FlyOver Iceland attraction has not achieved the Put Option Condition and we do not anticipate the Put Option Condition to be achieved prior to expiration.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2023	$4,733
Net loss attributable to redeemable noncontrolling interest	(443)
Foreign currency translation adjustment	(91)
Balance at June 30, 2024	$4,199

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2023	$18,159	$59,108	$11,921	$89,188
Net income (loss) attributable to non-redeemable noncontrolling interest	(775)	171	1,488	884
Contributions (distributions) from/to non-controlling interests	—	149	(3,300)	(3,151)
Foreign currency translation adjustments	(14)	(1,859)	(279)	(2,152)
Balance at June 30, 2024	$17,370	$57,569	$9,830	$84,769
Equity ownership interest that we do not own	20%	40%	49%

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

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Revenue:
Pursuit	$101,201	$88,474	$138,432	$121,137
GES:
Spiro	99,132	80,368	160,380	140,730
GES Exhibitions	180,977	154,534	356,817	324,031
GES intersegment eliminations	(2,772)	(3,065)	(3,594)	(4,796)
Total GES	277,337	231,837	513,603	459,965
Total revenue	$378,538	$320,311	$652,035	$581,102

Segment operating income (loss):
Pursuit	$12,638	$9,811	$(11,193)	$(9,301)
GES:
Spiro	17,517	8,279	21,518	11,453
GES Exhibitions	23,282	15,354	34,639	25,764
Total GES	40,799	23,633	56,157	37,217
Total	53,437	33,444	44,964	27,916
Corporate eliminations (1)	16	16	32	32
Corporate activities	(5,422)	(3,511)	(9,855)	(6,676)
Gain on sale of ON Services	—	(204)	—	(204)
Interest expense, net	(12,585)	(12,356)	(24,430)	(24,605)
Other expense, net	(442)	(448)	(880)	(979)
Restructuring (charges) recoveries:
Pursuit	(1)	(2)	(1)	(9)
Spiro	(148)	(39)	(190)	(176)
GES Exhibitions	974	(151)	900	(460)
Income (loss) from continuing operations before income taxes	$35,829	$16,749	$10,540	$(5,161)

(1)
Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Additional information of our reportable segments is as follows:

	Three Months Ended		Six Months Ended June 30,
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Depreciation:
Pursuit	$9,942	$8,279	$18,565	$16,413
Spiro	508	600	1,069	1,100
GES Exhibitions	2,244	1,640	4,365	3,318
Corporate	29	19	56	39
	$12,723	$10,538	$24,055	$20,870
Amortization:
Pursuit	$1,211	$1,294	$2,324	$2,455
Spiro	76	62	154	125
GES Exhibitions	787	910	1,584	1,829
	$2,074	$2,266	$4,062	$4,409
Capital expenditures:
Pursuit	$14,443	$17,588	$30,830	$25,315
Spiro	560	618	940	1,265
GES Exhibitions	2,132	2,590	6,083	5,598
Corporate	6	13	9	15
	$17,141	$20,809	$37,862	$32,193

We do not report total assets by segment because this is not a metric used to allocate resources or evaluate segment performance by our CODM.

Note 24. Subsequent Events

Jasper Wildfires

On July 22, 2024, Jasper National Park was closed and evacuated due to wildfire activity, and a wildfire entered the Jasper townsite on July 24, 2024. The Municipality of Jasper reported that about 70% of the town, including homes, businesses, and hotels were untouched by fire. All of Pursuit’s hotels and attractions in the Jasper townsite, as well as our Pyramid Lake Lodge, Miette Mountain Cabins, and Maligne Lake Cruise were not reached by the wildfire and remain intact. Our known property losses have been limited to the Maligne Canyon Wilderness Kitchen, a restaurant and retail operation located about three miles outside the town of Jasper. The majority of the park, including the town of Jasper, remains closed as authorities continue work to control the fire and restore critical services to the Jasper townsite. Parks Canada communicated that they anticipate re-opening visitor services within Jasper National Park on September 3, 2024.

We are currently working with our insurance carriers to determine the extent of potential recoveries from our policies. Assessment of the full value of the loss is ongoing.

Jasper SkyTram

On June 26, 2024, we entered into an agreement to acquire the Jasper SkyTram attraction in Jasper National Park. All conditions precedent to the closing of the Jasper SkyTram acquisition have yet to be satisfied and have been delayed to an unknown extent by the Jasper wildfires as noted above.

FlyOver Canada Toronto

During July 2019, we executed a facility lease with the intent of building a new FlyOver attraction, FlyOver Canada Toronto, at the base of the CN Tower in Toronto’s Entertainment District. We did not have control of the underlying assets and accordingly, we did not record the lease liability or ROU asset on our Condensed Consolidated Balance Sheets. Effective August 6, 2024, this facility lease was terminated.

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

Recent Developments

Jasper Wildfires

On July 22, 2024, Jasper National Park was closed and evacuated due to wildfire activity, and a wildfire entered the Jasper townsite on July 24, 2024. The Municipality of Jasper reported that about 70% of the town, including homes, businesses, and hotels were untouched by fire. All of Pursuit’s hotels and attractions in the Jasper townsite, as well as our Pyramid Lake Lodge, Miette Mountain Cabins, and Maligne Lake Cruise were not reached by the wildfire and remain intact. Our known property losses have been limited to the Maligne Canyon Wilderness Kitchen, a restaurant and retail operation located about three miles outside the town of Jasper. The majority of the park, including the town of Jasper, remains closed as authorities continue work to control the fire and restore critical services to the Jasper townsite. Parks Canada communicated that they anticipate re-opening visitor services within Jasper National Park on September 3, 2024.

We are currently working with our insurance carriers to determine the extent of potential recoveries from our policies. Assessment of the full value of the loss is ongoing.

Jasper SkyTram

On June 26, 2024, we entered into an agreement to acquire the Jasper SkyTram attraction in Jasper National Park. All conditions precedent to the closing of the Jasper SkyTram acquisition have yet to be satisfied and have been delayed to an unknown extent by the Jasper wildfires as noted above.

Seasonality

Pursuit’s peak activity occurs during the summer months. During 2023, 79% of Pursuit’s revenue was earned in the second and third quarters.

GES’ live event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows. Some shows are not held annually and some shift between quarters.

Results of Operations

Financial Highlights

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands, except per share data)	2024	2023	% Change	2024	2023	% Change
Total revenue	$378,538	$320,311	18.2%	$652,035	$581,102	12.2%
Net income (loss) attributable to Viad	$29,311	$10,961	**	$4,194	$(9,908)	**
Diluted income (loss) per common share from continuing operations attributable to Viad common stockholders	$0.93	$0.34	**	$(0.03)	$(0.65)	95.4%

**Change is greater than +/- 100%.

Three months ended June 30, 2024 compared with the three months ended June 30, 2023

•
Total revenue increased $58.2 million during the three months ended June 30, 2024 due to increased revenue at GES of $45.5 million and increased revenue at Pursuit of $12.7 million.
•
Net income attributable to Viad increased $18.4 million during the three months ended June 30, 2024, primarily reflecting higher segment operating income at GES and Pursuit, offset in part by higher depreciation expense of $2.2 million.

Six months ended June 30, 2024 compared with the six months ended June 30, 2023

•
Total revenue increased $70.9 million during the six months ended June 30, 2024 due to increased revenue at GES of $53.6 million and increased revenue at Pursuit of $17.3 million.
•
Net income attributable to Viad improved $14.1 million during the six months ended June 30, 2024, primarily reflecting higher segment operating income at GES, offset in part by higher segment operating loss at Pursuit, higher depreciation expense of $3.2 million, and higher income tax expense of $2.3 million.

Analysis of Revenue and Operating Results by Reportable Segment

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income (loss) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue(1):
Pursuit:
Attractions	$56,421	$48,026	17.5%	$79,401	$67,030	18.5%
Hospitality	40,547	36,436	11.3%	52,127	47,639	9.4%
Transportation	3,381	3,441	(1.7)%	5,309	5,414	(1.9)%
Other	852	571	49.2%	1,595	1,054	51.3%
Total Pursuit	$101,201	$88,474	14.4%	$138,432	$121,137	14.3%

Segment operating income (loss):
Total Pursuit	$12,638	$9,811	28.8%	$(11,193)	$(9,301)	(20.3)%

(1)
Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.

Three months ended June 30, 2024 compared with the three months ended June 30, 2023

Pursuit revenue increased $12.7 million driven primarily by an increase in attractions revenue of $8.4 million due to a 15.3% increase in the number of visitors as well as higher revenue per attraction visitor of 1.9%. FlyOver Chicago opened on March 1, 2024 and contributed revenue of $2.3 million. Hospitality revenue increased $4.1 million primarily due to a 10.6% increase in revenue per available room.

Pursuit segment operating income increased $2.8 million from the prior year period primarily due to increased revenue, offset in part by an increase in operating costs to support higher business volume during the three months ended June 30, 2024.

Six months ended June 30, 2024 compared with the six months ended June 30, 2023

Pursuit revenue increased $17.3 million driven primarily by an increase in attractions revenue of $12.4 million due to a 13.8% increase in the number of visitors as well as higher revenue per attraction visitor of 4.1%. Our Sky Lagoon attraction in Iceland had particularly strong demand with increased revenue of $5.1 million. FlyOver Chicago contributed revenue of $3.1 million during its first four months of operations.

Pursuit segment operating loss increased $1.9 million from the prior year period primarily due an increase in operating costs to support higher business volume during the six months ended June 30, 2024, as well as start-up costs to open the new FlyOver Chicago attraction, offset in part by the increase in revenue.

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

The following table provides Pursuit’s key performance indicators:

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	1,054,378	101,602	952,776	914,317	—	—	914,317	15.3%	4.2%
Ticket revenue (in thousands)	$43,707	$2,141	$41,566	$36,543	$—	$578	$35,965	19.6%	15.6%
Effective ticket price	$41.45	$21.08	$43.63	$39.97	$—	$—	$39.34	3.7%	10.9%
Attractions revenue (in thousands)	$56,421	$2,345	$54,076	$48,026	$—	$779	$47,247	17.5%	14.5%
Revenue per attraction visitor	$53.51	$23.08	$56.76	$52.53	$—	$—	$51.67	1.9%	9.8%
Hospitality Key Performance Indicators:
Room nights available	164,228	—	164,228	163,344	—	—	163,344	0.5%	0.5%
Rooms revenue (in thousands)	$24,578	$—	$24,578	$22,106	$—	$295	$21,811	11.2%	12.7%
RevPAR	$149.66	$—	$149.66	$135.33	$—	$—	$133.53	10.6%	12.1%
Occupancy	69.3%	—	69.3%	68.0%	—	—	68.0%	1.3%	1.3%
ADR	$216.10	$—	$216.10	$199.13	$—	$—	$196.47	8.5%	10.0%
Hospitality revenue (in thousands)	$40,547	$—	$40,547	$36,436	$—	$386	$36,050	11.3%	12.5%

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	1,506,186	137,262	1,368,924	1,323,453	—	—	1,323,453	13.8%	3.4%
Ticket revenue (in thousands)	$61,512	$2,809	$58,703	$50,804	$—	$325	$50,479	21.1%	16.3%
Effective ticket price	$40.84	$20.46	$42.88	$38.39	$—	$—	$38.14	6.4%	12.4%
Attractions revenue (in thousands)	$79,401	$3,106	$76,295	$67,030	$—	$456	$66,574	18.5%	14.6%
Revenue per attraction visitor	$52.72	$22.63	$55.73	$50.65	$—	$—	$50.30	4.1%	10.8%
Hospitality Key Performance Indicators:
Room nights available	281,538	—	281,538	278,765	—	—	278,765	1.0%	1.0%
Rooms revenue (in thousands)	$32,182	$—	$32,182	$29,696	$—	$275	$29,421	8.4%	9.4%
RevPAR	$114.31	$—	$114.31	$106.53	$—	$—	$105.54	7.3%	8.3%
Occupancy	64.4%	—	64.4%	64.5%	—	—	64.5%	(0.1)%	(0.1)%
ADR	$177.43	$—	$177.43	$165.24	$—	$—	$163.71	7.4%	8.4%
Hospitality revenue (in thousands)	$52,127	$—	$52,127	$47,639	$—	$359	$47,280	9.4%	10.3%

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

Attractions. The increase in number of attractions visitors during the three and six months ended June 30, 2024 was primarily driven by higher visitation to Sky Lagoon in Iceland and the opening of FlyOver Chicago on March 1, 2024. The increase in same-store effective ticket price during the three and six months ended June 30, 2024 was driven primarily by revenue management efforts.

During the three months ended June 30, 2024, attractions ticket revenue on a same-store basis increased $5.6 million on a 4.2% increase in visitors and a 10.9% increase in effective ticket price. During the six months ended June 30, 2024, attractions ticket revenue on a same-store basis increased $8.2 million on a 3.4% increase in visitors and a 12.4% increase in effective ticket price.

Hospitality. The increase in RevPAR during the three and six months ended June 30, 2024 was primarily driven by an increase in ADR.

During the three months ended June 30, 2024, rooms revenue on a same-store basis increased 12.7% and increased 9.4% during the six months ended June 30, 2024.

On July 22, 2024, Jasper National Park was closed and evacuated due to wildfire activity, and a wildfire entered the Jasper townsite on July 24, 2024. All of Pursuit’s hotels and attractions in the Jasper townsite, as well as our Pyramid Lake Lodge, Miette Mountain Cabins, and Maligne Lake Cruise were not reached by the wildfire and remain intact. Our known property losses have been limited to the Maligne Canyon Wilderness Kitchen, a restaurant and retail operation located about three miles outside the town of Jasper. Refer to “Recent Developments” above for additional information.

GES

The following table presents a comparison of GES’ reported revenue and segment operating income during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue:
GES:
Spiro	$99,132	$80,368	23.3%	$160,380	$140,730	14.0%
GES Exhibitions	180,977	154,534	17.1%	356,817	324,031	10.1%
Intersegment eliminations	(2,772)	(3,065)	9.6%	(3,594)	(4,796)	25.1%
Total GES	$277,337	$231,837	19.6%	$513,603	$459,965	11.7%
Segment operating income:
GES:
Spiro	$17,517	$8,279	**	$21,518	$11,453	87.9%
GES Exhibitions	23,282	15,354	51.6%	34,639	25,764	34.4%
Total GES	$40,799	$23,633	72.6%	$56,157	$37,217	50.9%

**Change is greater than +/- 100%.

Three months ended June 30, 2024 compared with the three months ended June 30, 2023

Spiro revenue increased $18.8 million primarily due to strong spending from existing and new clients obtained during 2024, offset in part by a reduction of approximately $13 million due to the timing of major non-annual shows.

GES Exhibitions revenue increased $26.4 million primarily due increased revenue from new clients and larger show sizes, including same-show revenue growth of 2.6% and an increase of approximately $2 million due to the timing of major non-annual shows.

Spiro segment operating income increased $9.2 million primarily due to higher revenue.

GES Exhibitions segment operating income increased $7.9 million primarily due to higher revenue.

Six months ended June 30, 2024 compared with the six months ended June 30, 2023

Spiro revenue increased $19.7 million primarily due to strong spending from existing and new clients obtained during 2024, offset in part by a reduction of approximately $16 million due to the timing of major non-annual shows.

GES Exhibitions revenue increased $32.8 million primarily due to larger show sizes, including same-show revenue growth of 4.9% and an increase of approximately $1 million due to the timing of major non-annual shows.

Spiro segment operating income increased $10.1 million primarily due to higher revenue.

GES Exhibitions segment operating income increased $8.9 million, primarily due to higher revenue.

Other Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Corporate activities	$5,422	$3,511	54.4%	$9,855	$6,676	47.6%
Gain on sale of ON Services	$—	$204	(100.0)%	$—	$204	(100.0)%
Interest expense, net	$12,585	$12,356	1.9%	$24,430	$24,605	(0.7)%
Other expense, net	$442	$448	(1.3)%	$880	$979	(10.1)%
Restructuring (recoveries) charges	$(825)	$192	**	$(709)	$645	**
Income tax expense	$5,851	$5,028	16.4%	$6,738	$4,450	51.4%
Income (loss) from discontinued operations	$900	$(143)	**	$833	$(201)	**

** Change is greater than +/- 100%.

Corporate Activities – The increase in corporate activities is primarily due to increased consulting costs.

Income Tax Expense – The effective tax rate was 16.3% for the three months ended June 30, 2024, 30.0% for the three months ended June 30, 2023, 63.9% for the six months ended June 30, 2024, and a negative 86.2% for six months ended June 30, 2023. The effective tax rates differed from the 21% federal rate as we do not recognize a tax benefit primarily on losses in the United States where we have a valuation allowance. For the six months ended June 30, 2024, we also recorded a $1.1 million benefit for the release of the valuation allowance recorded on the United Kingdom’s tax loss carryforwards, offset by a $0.5 million expense during the first quarter of 2024 to record estimated withholding taxes associated with repatriating Sky Lagoon’s earnings and a valuation allowance against the tax credit generated from this withholding tax. The effective tax rate for the six months ended June 30, 2023, was further impacted by the release of a valuation allowance of $2.1 million during the first quarter of 2023 on deferred tax assets associated with certain separate state filings, which more than offset taxes due in jurisdictions without a valuation allowance.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital outlays for at least the next 12 months and the longer term.

When assessing our current sources of liquidity, we include the following:

	June 30,	December 31,
(in thousands)	2024	2023
Unrestricted cash and cash equivalents(1)	$59,381	$52,704
Available capacity on Revolving Credit Facility(2)	79,406	108,040
Total available liquidity	$138,787	$160,744

(1)
As of June 30, 2024, we held $43.1 million of our cash and cash equivalents outside of the United States.
(2)
As of June 30, 2024, the available capacity includes our total Revolving Credit Facility size of $170 million less $84.9 million of outstanding borrowings and $5.7 million in outstanding letters of credit issued under the Revolving Credit Facility. As of December 31, 2023, the available capacity includes our total Revolving Credit Facility size of $170 million less $57.0 million of outstanding borrowings and $5.0 million in outstanding letters of credit issued under the Revolving Credit Facility.

Cash provided by operating activities, supplemented by our revolving credit facility and existing cash and cash equivalents, is our primary source of liquidity for funding our business requirements. During the six months ended June 30, 2024, net cash provided by operating activities was $22.7 million.

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

The Revolving Credit Facility carries financial covenants. As of June 30, 2024, we were in compliance with all covenants under the Revolving Credit Facility.

On March 28, 2023, we entered into the Second Amendment to the 2021 Credit Facility, which modified the interest coverage financial covenant. On October 6, 2023, we entered into the Third Amendment to the 2021 Credit Facility, which among other things, increased the principal amount of the Revolving Credit Facility by $70 million, bringing the total amount of revolving capacity to $170 million. In connection with the Third Amendment, we prepaid $70 million of the outstanding balance on our existing Term Loan B using $60 million from the Revolving Credit Facility and $10 million of cash from the Company’s balance sheet. The current credit spread on our Revolving Credit Facility is 2.00% lower than the credit spread on the Term Loan B, which was 5.00% for SOFR borrowings through April 25, 2024. On April 26, 2024, we entered into the Fourth Amendment to the 2021 Credit Agreement, which among other things, (i) reduced the SOFR credit spread from 5.00% to 4.25% on the Term Loan B, (ii) set the credit spread adjustments to 0% on the Term Loan B and (iii) reset the 1% prepayment premium on any repricings of the Term Loan B for six months.

On June 28, 2024, we entered into the CDOR Transition Amendment to the 2021 Credit Facility to replace the CDOR with the CORRA for Canadian Dollar borrowings on our revolver. Additional credit spread adjustments apply to CORRA ranging from 0.29547% (for a one-month duration) up to 0.32138% for a three-month duration).

For additional information about our debt and finance obligations, refer to Note 11 – Debt and Finance Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q), all of which is incorporated by reference herein.

Capital Expenditures

As of June 30, 2024, we have planned capital expenditures of approximately $60 million to $70 million for the next 12 months, including approximately $20 million on select growth projects. We intend to continue making selective investments to advance Pursuit’s Refresh, Build, Buy growth strategy while maintaining a solid liquidity position.

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

Cash Flows

Operating Activities

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Net income (loss)	$4,635	$(9,812)
Depreciation and amortization	28,117	25,279
Deferred income taxes	7,885	(961)
(Income) loss from discontinued operations	(833)	201
Restructuring (recoveries) charges	(709)	645
Gains on dispositions of property and other assets	(71)	(73)
Share-based compensation expense	6,786	5,912
Other non-cash items, net	3,777	2,496
Changes in operating assets and liabilities	(26,856)	15,113
Net cash provided by operating activities	$22,731	$38,800

Net cash provided by operating activities decreased $16.1 million primarily due to outflows due to changes in working capital including a $35.1 million increase in the change in receivables, offset in part by higher segment operating income.

Investing Activities

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Capital expenditures	$(37,862)	$(32,193)
Cash paid for acquisitions, net	—	(41)
Proceeds from dispositions of property and other assets	90	82
Net cash used in investing activities	$(37,772)	$(32,152)

Net cash used in investing activities increased $5.6 million primarily due to an increase in capital expenditures in 2024 at Pursuit.

Financing Activities

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Proceeds from borrowings	$285,867	$21,806
Payments on debt and finance obligations	(257,043)	(27,157)
Dividends paid on preferred stock	(3,900)	(3,900)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(3,151)	(1,126)
Payments of debt issuance costs	(773)	(226)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(996)	(505)
Other financing activities	(200)	—
Net cash provided by (used in) financing activities	$19,804	$(11,108)

The change in net cash provided by (used in) financing activities of $30.9 million was primarily due to net debt borrowings of $28.8 million during the six months ended June 30, 2024 compared to net debt payments of $5.4 million during the six months ended June 30, 2023.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. As of June 30, 2024, 546,283 shares remained available for repurchase under all prior authorizations. In March 2020, our Board of Directors suspended our share repurchase program. The Board of Directors’ authorization does not have an expiration date.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, the Middle East, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of AOCI in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $46.2 million as of June 30, 2024 and $35.3 million as of December 31, 2023. We recorded an unrealized foreign currency translation loss in other comprehensive loss of $10.9 million during the six months ended June 30, 2024 and an unrealized foreign currency translation gain of $8.0 million during the six months ended June 30, 2023.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of June 30, 2024, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $46.8 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Condensed Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, we did not have any outstanding foreign currency forward contracts.

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

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2024.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved, which information is incorporated by reference herein.

Item 1A. Risk Factors

Other than the following risk factor set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A – Risk Factors of our 2023 Form 10-K.

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

Such catastrophic events have had, and could in the future have, an adverse impact on Pursuit, which is heavily dependent on the ability and willingness of its guests to travel and/or visit our attractions. Pursuit guests tend to delay or postpone vacations if natural conditions differ from those that typically prevail at competing lodges, resorts, and attractions, and catastrophic events and heightened travel security measures instituted in response to such events could impede the guests’ ability to travel, and interrupt our business operations, including damaging our properties. For example, on July 22, 2024, Jasper National Park was closed and evacuated due to wildfire activity, and a wildfire entered the Jasper townsite on July 24, 2024. All of Pursuit’s hotels and attractions in the Jasper townsite, as well as our Pyramid Lake Lodge, Miette Mountain Cabins, and Maligne Lake Cruise were not reached by the wildfire and remain intact. Our known property losses have been limited to the Maligne Canyon Wilderness Kitchen, a restaurant and retail operation located about three miles outside the town of Jasper. We are currently working with our insurance carriers to determine the extent of potential recoveries from our policies. Assessment of the full value of the loss is ongoing. We expect this incident will have a negative effect on visitation to our lodging properties in Jasper National Park as well as the Maligne Lake Cruise and the Columbia Icefield attractions (including the Glacier Adventure and Columbia Icefield Skywalk), which could adversely affect our results of operations and financial condition. Also, the accident on July 18, 2020, at Pursuit’s Glacier Adventure attraction, which involved one of our off-road Ice Explorers and resulted in three fatalities and other serious injuries, may have a negative impact on our reputation and traveler willingness to visit that attraction in the future.

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

Item 2. Unregistered Sales of Equity Securities AND Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended June 30, 2024 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	—	$—	—	546,283
May 1, 2024 - May 31, 2024	—	$—	—	546,283
June 1, 2024 - June 30, 2024	—	$—	—	546,283
Total	—	$—	—	546,283

Pursuant to previously announced authorizations, our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. In March 2020, our Board of Directors suspended future common stock dividend payments and our share repurchase program for the foreseeable future. The Board of Directors’ authorization does not have an expiration date.

Item 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

3.1		Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004 (SEC File No. 001-11015; SEC Film No. 04961107).	10-Q	6/30/2004	3.A	8/9/2004

3.2		Bylaws of Viad Corp, as amended through December 5, 2013.	8-K		3	12/9/2013

10.1	*

Canadian Benchmark Replacement Conforming Changes Amendment, dated June 28, 2024, to the Credit Agreement, dated as of July 30, 2021, among Viad Corp and Bank of America, N.A., as administrative agent.

10.2	+	Severance Agreement (No Change in Control) between Viad Corp and Derek P. Linde, effective as of June 3,2024.	8-K		10.1	6/3/2024

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104		Cover Page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

August 7, 2024	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer and Duly Authorized Officer