Form 10-Q
period 2024-09-30
VIAD CORP
filed 2024-11-07
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 5, 2024, there were 21,201,906 shares of Common Stock ($1.50 par value) outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	2
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2024 and 2023	3
	Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity for the Three Months Ended March 31, June 30, and September 30, 2024 and 2023	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

SIGNATURES		44

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Viad Corp” refer to Viad Corp and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2024	2023
Assets
Current assets
Cash and cash equivalents	$64,552	$52,704
Accounts receivable, net of allowances of $3,661 and $2,901, respectively	168,635	128,019
Inventories	11,246	10,153
Current contract costs	28,909	20,202
Prepaid insurance	6,303	2,925
Other current assets	29,944	21,774
Total current assets	309,589	235,777
Property and equipment, net	588,864	592,891
Other investments and assets	20,352	17,047
Operating lease right-of-use assets	100,404	109,774
Deferred income taxes	2,304	1,930
Goodwill	121,905	123,906
Other intangible assets, net	52,410	55,997
Total Assets	$1,195,828	$1,137,322
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$120,355	$77,405
Contract liabilities	67,721	52,980
Accrued compensation	40,249	31,309
Operating lease obligations	17,807	17,334
Other current liabilities	53,213	42,397
Current portion of debt and finance obligations	8,314	8,371
Total current liabilities	307,659	229,796
Long-term debt and finance obligations	381,887	444,304
Pension and postretirement benefits	15,859	16,457
Long-term operating lease obligations	96,502	106,109
Other deferred items and liabilities	67,265	70,711
Total liabilities	869,172	867,377
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding	132,591	132,591
Redeemable noncontrolling interest	4,382	4,733
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued and outstanding	37,402	37,402
Additional capital	572,219	568,230
Accumulated deficit	(280,017)	(326,084)
Accumulated other comprehensive loss	(46,551)	(40,394)
Common stock in treasury, at cost, 3,745,837 and 3,948,316 shares, respectively	(186,288)	(195,721)
Total Viad stockholders’ equity	96,765	43,433
Non-redeemable noncontrolling interest	92,918	89,188
Total stockholders’ equity	189,683	132,621
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,195,828	$1,137,322

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue:
Services	$375,236	$285,119	$912,126	$765,598
Products	80,468	80,780	195,613	181,403
Total revenue	455,704	365,899	1,107,739	947,001
Costs and expenses:
Costs of services	298,081	222,794	798,666	681,409
Costs of products	65,075	67,063	171,529	161,602
Corporate activities	7,757	3,579	17,612	10,255
Gain on sale of ON Services	—	—	—	204
Interest expense, net	11,428	12,476	35,858	37,081
Other expense, net	407	554	1,287	1,533
Restructuring charges (recoveries)	383	480	(326)	1,125
Impairment charges	6,110	—	6,110	—
Total costs and expenses	389,241	306,946	1,030,736	893,209
Income from continuing operations before income taxes	66,463	58,953	77,003	53,792
Income tax expense	10,509	9,173	17,247	13,623
Income from continuing operations	55,954	49,780	59,756	40,169
Income (loss) from discontinued operations	(90)	(654)	743	(855)
Net income	55,864	49,126	60,499	39,314
Net income attributable to non-redeemable noncontrolling interest	(7,178)	(7,716)	(8,062)	(8,221)
Net (income) loss attributable to redeemable noncontrolling interest	(71)	(139)	372	270
Net income attributable to Viad	$48,615	$41,271	$52,809	$31,363
Diluted income per common share:
Continuing operations attributable to Viad common stockholders	$1.65	$1.44	$1.64	$0.96
Discontinued operations attributable to Viad common stockholders	—	(0.03)	0.03	(0.04)
Net income attributable to Viad common stockholders	$1.65	$1.41	$1.67	$0.92
Weighted-average outstanding and potentially dilutive common shares	21,615	21,174	21,517	21,025
Basic income per common share:
Continuing operations attributable to Viad common stockholders	$1.68	$1.46	$1.65	$0.97
Discontinued operations attributable to Viad common stockholders	—	(0.03)	0.04	(0.04)
Net income attributable to Viad common stockholders	$1.68	$1.43	$1.69	$0.93
Weighted-average outstanding common shares	21,166	20,885	21,107	20,825
Amounts attributable to Viad
Income from continuing operations	$48,705	$41,925	$52,066	$32,218
Income (loss) from discontinued operations	(90)	(654)	743	(855)
Net income attributable to Viad	$48,615	$41,271	$52,809	$31,363

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net income	$55,864	$49,126	$60,499	$39,314
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	4,314	(7,840)	(6,567)	110
Change in fair value of interest rate cap	(157)	(122)	277	316
Change in net actuarial loss, net of tax (1)	(50)	60	106	48
Change in prior service cost, net of tax (1)	9	17	27	56
Comprehensive income	59,980	41,241	54,342	39,844
Non-redeemable noncontrolling interest:
Comprehensive income attributable to non-redeemable noncontrolling interest	(7,178)	(7,716)	(8,062)	(8,221)
Unrealized foreign currency translation adjustments	971	(1,513)	(1,181)	287
Redeemable noncontrolling interest:
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(71)	(139)	372	270
Comprehensive income attributable to Viad	$53,702	$31,873	$45,471	$32,180

(1) The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2023	$37,402	$568,230	$(326,084)	$(40,394)	$(195,721)	$43,433	$89,188	$132,621	$4,733	$132,591
Net loss	—	—	(25,117)	—	—	(25,117)	(923)	(26,040)	(203)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Capital contributions from noncontrolling interest	—	—	—	—	—	—	149	149	—	—
Change in fair value of interest rate cap	—	—	—	218	—	218	—	218	—	—
Employee benefit plans	—	(5,387)	—	—	5,358	(29)	—	(29)	—	—
Share-based compensation - equity awards	—	3,107	—	—	—	3,107	—	3,107	—	—
Unrealized foreign currency translation adjustment	—	—	—	(7,502)	—	(7,502)	(1,570)	(9,072)	(107)	—
Amortization of net actuarial loss, net of tax	—	—	—	85	—	85	—	85	—	—
Amortization of prior service cost, net of tax	—	—	—	19	—	19	—	19	—	—
Other, net	—	(17)	—	—	—	(17)	—	(17)	—	—
Balance, March 31, 2024	$37,402	$565,933	$(353,151)	$(47,574)	$(190,363)	$12,247	$86,844	$99,091	$4,423	$132,591
Net income (loss)	—	—	29,311	—	—	29,311	1,807	31,118	(240)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,300)	(3,300)	—	—
Change in fair value of interest rate cap	—	—	—	216	—	216	—	216	—	—
Employee benefit plans	—	(515)	—	—	1,737	1,222	—	1,222	—	—
Share-based compensation - equity awards	—	3,679	—	—	—	3,679	—	3,679	—	—
Unrealized foreign currency translation adjustment	—	—	—	(3,379)	—	(3,379)	(582)	(3,961)	16	—
Amortization of net actuarial loss, net of tax	—	—	—	71	—	71	—	71	—	—
Amortization of prior service cost, net of tax	—	—	—	(1)	—	(1)	—	(1)	—	—
Other, net	—	684	(893)	—	—	(209)	—	(209)	—	—
Balance, June 30, 2024	$37,402	$569,781	$(326,683)	$(50,667)	$(188,626)	$41,207	$84,769	$125,976	$4,199	$132,591
Net income	—	—	48,615	—	—	48,615	7,178	55,793	71	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Change in fair value of interest rate cap	—	—	—	(157)	—	(157)	—	(157)	—	—
Employee benefit plans	—	(1,227)	—	—	2,338	1,111	—	1,111	—	—
Share-based compensation - equity awards	—	3,713	—	—	—	3,713	—	3,713	—	—
Unrealized foreign currency translation adjustment	—	—	—	4,314	—	4,314	971	5,285	112	—
Amortization of net actuarial loss, net of tax	—	—	—	(50)	—	(50)	—	(50)	—	—
Amortization of prior service cost, net of tax	—	—	—	9	—	9	—	9	—	—
Other, net	—	(48)	1	—	—	(47)	—	(47)	—	—
Balance, September 30, 2024	$37,402	$572,219	$(280,017)	$(46,551)	$(186,288)	$96,765	$92,918	$189,683	$4,382	$132,591

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (Continued)

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Viad Equity	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity	Redeemable Non-Controlling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2022	$37,402	$570,271	$(334,301)	$(47,185)	$(211,657)	$14,530	$82,310	$96,840	$4,956	$132,591
Net loss	—	—	(20,869)	—	—	(20,869)	(398)	(21,267)	(123)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Change in fair value of interest rate cap	—	—	—	(800)	—	(800)	—	(800)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(204)	(204)	—	(204)	—	—
Employee benefit plans	—	(4,677)	—	—	5,468	791	—	791	—	—
Share-based compensation - equity awards	—	3,064	—	—	—	3,064	—	3,064	—	—
Unrealized foreign currency translation adjustment	—	—	—	1,195	—	1,195	565	1,760	142	—
Amortization of net actuarial loss, net of tax	—	—	—	(45)	—	(45)	—	(45)	—	—
Amortization of prior service cost, net of tax	—	—	—	35		35		35
Other, net	—	3	—	—	2	5	—	5	—	—
Balance, March 31, 2023	$37,402	$568,661	$(357,120)	$(46,800)	$(206,391)	$(4,248)	$82,477	$78,229	$4,975	$132,591
Net income (loss)	—	—	10,961	—	—	10,961	903	11,864	(286)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Capital distributions to noncontrolling interest	—	—	—	—	—	—	(1,126)	(1,126)	—	—
Change in fair value of interest rate cap	—	—	—	1,238	—	1,238	—	1,238	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(4)	(4)	—	(4)	—	—
Employee benefit plans	—	(1,773)	—	—	2,628	855	—	855	—	—
Share-based compensation - equity awards	—	2,830	—	—	—	2,830	—	2,830	—	—
Unrealized foreign currency translation adjustment	—	—	—	6,755	—	6,755	1,235	7,990	38	—
Amortization of net actuarial loss, net of tax	—	—	—	33	—	33	—	33	—	—
Amortization of prior service cost, net of tax	—	—	—	4	—	4	—	4	—	—
Other, net	—	15	—	—	(2)	13	—	13	—	—
Balance, June 30, 2023	$37,402	$569,733	$(348,109)	$(38,770)	$(203,769)	$16,487	$83,489	$99,976	$4,727	$132,591
Net income	—	—	41,271	—	—	41,271	7,716	48,987	139	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Change in fair value of interest rate cap	—	—	—	(122)	—	(122)	—	(122)	—	—
Employee benefit plans	—	(966)	—	—	2,058	1,092	—	1,092	—	—
Share-based compensation - equity awards	—	2,722	—	—	—	2,722	—	2,722	—	—
Unrealized foreign currency translation adjustment	—	—	—	(7,840)	—	(7,840)	(1,513)	(9,353)	(58)	—
Amortization of net actuarial loss, net of tax	—	—	—	60	—	60	—	60	—	—
Amortization of prior service cost, net of tax	—	—	—	17	—	17	—	17	—	—
Other, net	—	12	1	—	—	13	—	13	—	—
Balance, September 30, 2023	$37,402	$571,501	$(308,787)	$(46,655)	$(201,711)	51,750	$89,692	141,442	$4,808	$132,591

Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$60,499	$39,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,961	37,707
Deferred income taxes	17,331	(923)
(Income) loss from discontinued operations	(743)	855
Restructuring (recoveries) charges	(326)	1,125
Impairment charges	6,110	—
Gains on dispositions of property and other assets	(102)	(99)
Share-based compensation expense	10,500	8,647
Other non-cash items, net	5,347	4,423
Change in operating assets and liabilities:
Receivables	(39,967)	(12,528)
Inventories	(1,169)	130
Current contract costs	(8,177)	(19,849)
Accounts payable	46,620	9,904
Restructuring liabilities	(934)	(1,001)
Accrued compensation	7,509	2,126
Contract liabilities	14,172	38,425
Income taxes payable	854	1,285
Other assets and liabilities, net	(27,389)	7,013
Net cash provided by operating activities	133,096	116,554
Cash flows from investing activities
Capital expenditures	(52,787)	(54,739)
Proceeds from insurance	3,823	—
Cash paid for acquisitions, net	—	(41)
Proceeds from the sale of ON Services	—	1,168
Proceeds from dispositions of property and other assets	121	108
Net cash used in investing activities	(48,843)	(53,504)
Cash flows from financing activities
Proceeds from borrowings	374,282	49,044
Payments on debt and finance obligations	(439,163)	(54,235)
Dividends paid on preferred stock	(5,850)	(5,850)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(3,151)	(1,126)
Payments of debt issuance costs	(773)	(226)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,133)	(508)
Other financing activities	(201)	—
Net cash used in financing activities	(75,989)	(12,901)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	279	(348)
Net change in cash, cash equivalents, and restricted cash	8,543	49,801
Cash, cash equivalents, and restricted cash, beginning of year	59,029	64,564
Cash, cash equivalents, and restricted cash, end of period	$67,572	$114,365

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

Cash, cash equivalents, and restricted cash balances presented in the Condensed Consolidated Statements of Cash Flows consist of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$64,552	$52,704
Restricted cash included in other current assets	3,020	6,325
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$67,572	$59,029

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

We consider noncontrolling interests with redemption features that are not solely within our control to be redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to our 56.4% equity ownership interest in Esja Attractions ehf. (“Esja”), which owns the FlyOver Iceland attraction. The Esja shareholders agreement contains a put option that gives the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. This redeemable noncontrolling interest is considered mezzanine equity and we report it between liabilities and stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of the net income or loss attributable to redeemable noncontrolling interests is recorded in the Condensed Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to accumulated deficit and is included in our income (loss) per common share. Refer to Note 22 – Noncontrolling Interests – Redeemable and Non-redeemable for additional information.

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

Insurance Recoveries

Receipts from insurance up to the amount of the recognized losses are considered recoveries and are accounted for when they are probable of receipt. Anticipated proceeds in excess of the recognized loss are considered a contingency gain. A contingency gain for anticipated insurance proceeds in excess of losses already recognized is not recognized until all contingencies relating to the insurance claim have been resolved.

On July 22, 2024, Jasper National Park was closed and evacuated due to wildfire activity, and a wildfire entered the Jasper townsite on July 24, 2024. Pursuit’s hotels and attractions in and near the Jasper townsite were not reached by the wildfire and remain intact except for the Maligne Canyon Wilderness Kitchen (“Wilderness Kitchen”), a restaurant and retail operation located about three miles outside the town of Jasper. In addition to the loss of the Wilderness Kitchen, food and beverage inventories at our properties throughout the region were spoiled and written off. We also incurred other costs related to restoration efforts.

During the three months ended September 30, 2024, we recorded an asset impairment charge of $3.8 million against the net book value of the Wilderness Kitchen. This loss is covered by our property insurance and accordingly, we recorded an offsetting impairment recovery of $3.8 million. We also recorded an impairment charge of $0.6 million against intangible assets (trademark and favorable lease) of the Wilderness Kitchen. We incurred costs at our other properties affected by the Jasper wildfires of $7.8 million, which are deemed probable of recovery through our insurance.

During the three months ended September 30, 2024, we received $4.7 million in insurance proceeds as a partial settlement, of which $3.8 million was allocated to the charge for the Wilderness Kitchen and $0.9 million was allocated against the insurance receivable for costs incurred. As of September 30, 2024, the remaining balance in the insurance receivable of $6.9 million represents costs that are deemed probable of recovery. We include the insurance receivable in “Other current assets” in the Condensed Consolidated Balance Sheets.

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

Changes to contract liabilities are as follows:

(in thousands)
Balance at December 31, 2023	$53,322
Cash additions	266,582
Revenue recognized	(252,230)
Foreign exchange translation adjustment	693
Balance at September 30, 2024	$68,367

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

Changes to contract costs are as follows:

(in thousands)
Balance at December 31, 2023	$21,974
Additions	76,206
Expenses	(65,989)
Foreign exchange translation adjustment	629
Balance at September 30, 2024	$32,820

As of September 30, 2024, capitalized contract costs consisted of $2.6 million to obtain contracts and $30.2 million to fulfill contracts. We did not recognize an impairment loss with respect to capitalized contract costs during the three and nine months ended September 30, 2024 or 2023.

Disaggregation of Revenue

The following tables disaggregate Pursuit and GES revenue by major service and product lines, timing of revenue recognition, and markets served:

Pursuit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Services:
Ticket revenue	$75,330	$71,741	$136,842	$122,545
Rooms revenue	42,020	48,674	74,202	78,370
Transportation	4,990	6,010	10,183	11,644
Other	10,648	8,994	16,795	13,694
Total services revenue	132,988	135,419	238,022	226,253
Products:
Food and beverage	26,135	28,394	47,703	47,897
Retail operations	23,134	23,127	34,964	33,927
Total products revenue	49,269	51,521	82,667	81,824
Total revenue	$182,257	$186,940	$320,689	$308,077

Timing of revenue recognition:
Services transferred over time	$132,988	$135,419	$238,022	$226,253
Products transferred at a point in time	49,269	51,521	82,667	81,824
Total revenue	$182,257	$186,940	$320,689	$308,077

Markets:
Banff Jasper Collection	$80,700	$96,503	$152,502	$161,022
Alaska Collection	29,238	26,846	43,897	40,000
Glacier Park Collection	46,408	42,806	63,152	57,991
FlyOver	12,426	9,675	27,148	22,550
Sky Lagoon	13,485	11,110	33,990	26,514
Total revenue	$182,257	$186,940	$320,689	$308,077

GES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Service lines:
Spiro	$82,205	$58,887	$242,585	$199,617
GES Exhibitions	194,806	122,115	551,623	446,146
Intersegment eliminations	(3,564)	(2,043)	(7,158)	(6,839)
Total revenue	$273,447	$178,959	$787,050	$638,924

Timing of revenue recognition:
Services transferred over time	$242,248	$149,700	$674,104	$539,345
Products transferred over time (1)	15,137	13,518	48,108	42,497
Products transferred at a point in time	16,062	15,741	64,838	57,082
Total revenue	$273,447	$178,959	$787,050	$638,924

Geographical markets:
North America	$237,484	$148,569	$647,465	$506,816
EMEA	52,406	42,325	182,542	154,506
Intersegment eliminations	(16,443)	(11,935)	(42,957)	(22,398)
Total revenue	$273,447	$178,959	$787,050	$638,924

(1)
GES’ graphics product revenue is earned over time over the duration of an event as it is considered a part of the single performance obligation satisfied over time.

Note 3. Share-Based Compensation

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan, as amended (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. As of September 30, 2024, there were 568,648 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Performance-based restricted stock units	$1,476	$845	$3,879	$2,486
Restricted stock awards and restricted stock units	2,129	1,540	6,154	4,864
Stock options	109	350	467	1,297
Share-based compensation expense before income tax	3,714	2,735	10,500	8,647
Income tax benefit (1)	(87)	(34)	(237)	(100)
Share-based compensation expense, net of income tax	$3,627	$2,701	$10,263	$8,547

(1)
We do not record a tax benefit on the expense in the United States where we have a valuation allowance.

Note 4. Inventories

We state inventories, which consist primarily of exhibit design and construction materials and supplies, as well as retail inventory, at the lower of cost (first-in, first-out and specific identification methods) or net realizable value.

The components of inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Raw materials	$349	$681
Finished goods	10,897	9,472
Inventories	$11,246	$10,153

Note 5. Other Current Assets

Other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Insurance receivable (1)	$6,877	$—
Prepaid software maintenance	5,692	4,905
Prepaid project deposit	3,623	3,699
Restricted cash	3,020	6,325
Prepaid vendor payments	2,937	2,403
Prepaid taxes	2,270	881
Income tax receivable	10	670
Prepaid other	3,027	1,567
Other current assets	2,488	1,324
Other current assets	$29,944	$21,774

(1) During the three months ended September 30, 2024, we recorded an asset impairment charge of $3.8 million against the net book value of the Wilderness Kitchen. This loss is covered by our property insurance and accordingly, we recorded an offsetting impairment recovery of $3.8 million. We incurred costs at our other properties affected by the Jasper wildfires of $7.8 million, which are deemed probable of recovery. During the three months ended September 30, 2024, we received $4.7 million in insurance proceeds as a partial settlement, of which $3.8 million was allocated to the Wilderness Kitchen and $0.9 million was allocated against the insurance receivable for costs incurred. As of September 30, 2024, the remaining balance in the insurance receivable of $6.9 million represents costs that are deemed probable of recovery. Refer to Note 1 – Overview and Basis of Presentation - Insurance Recoveries for additional information.

Note 6. Property and Equipment, Net

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Land and land interests	$31,843	$31,184
Buildings and leasehold improvements	466,920	445,074
Equipment and other	462,644	455,070
Gross property and equipment	961,407	931,328
Accumulated depreciation	(426,873)	(395,557)
Property and equipment, net (excluding finance leases)	534,534	535,771
Finance lease ROU assets, net	54,330	57,120
Property and equipment, net	$588,864	$592,891

Depreciation expense was $12.9 million during the three months ended September 30, 2024 and $36.9 million during the nine months ended September 30, 2024. Depreciation expense was $10.1 million during the three months ended September 30, 2023 and $31.0 million during the nine months ended September 30, 2023.

Capitalized interest was zero during the three months ended September 30, 2024 and $0.7 million during the nine months ended September 30, 2024. Capitalized interest was $0.6 million during the three months ended September 30, 2023 and $1.3 million during the nine months ended September 30, 2023, which was primarily related to the development of Pursuit’s FlyOver Chicago attraction.

On July 2, 2019, we executed a facility lease with the intent of building a new FlyOver attraction, FlyOver Canada Toronto. Effective August 6, 2024, this facility lease was terminated. During the three months ended September 30, 2024, we recorded an asset impairment charge of $5.5 million related to site-specific engineering plans developed for this attraction.

On July 24, 2024, Pursuit’s Wilderness Kitchen was lost to the Jasper wildfires. During the three months ended September 30, 2024, we recorded an asset impairment charge of $3.8 million against the net book value of the Wilderness Kitchen. This loss is covered by our property insurance and accordingly, we recorded an offsetting impairment recovery of $3.8 million. Refer to Note 1 – Overview and Basis of Presentation - Insurance Recoveries for additional information.

Note 7. Other Investments and Assets

Other investments and assets consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Self-insured excess liability receivable	$7,776	$7,776
Other mutual funds	5,327	4,271
Contract costs	3,911	1,772
Other	3,338	3,228
Other investments and assets	$20,352	$17,047

Note 8. Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2023	$123,906
Foreign currency translation adjustments	(2,001)
Balance at September 30, 2024	$121,905

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We use a discounted expected future cash flow methodology (income approach) to estimate the fair value of our reporting units for purposes of goodwill impairment testing. We do not believe there have been any significant changes to the outlook for the future years or to the risk profile of our reporting units that would indicate that goodwill impairment testing should have been performed as of September 30, 2024.

Other intangible assets consisted of the following:

		September 30, 2024			December 31, 2023
(in thousands)	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	8.9	$33,162	$(29,487)	$3,675	$34,701	$(29,950)	$4,751
Operating contracts and licenses	32.8	40,314	(5,535)	34,779	40,324	(4,692)	35,632
In-place lease	32.0	14,450	(2,104)	12,346	14,754	(1,842)	12,912
Tradenames	2.9	4,004	(2,961)	1,043	5,667	(4,121)	1,546
Other	1.2	9	(8)	1	787	(200)	587
Total amortized intangible assets		91,939	(40,095)	51,844	96,233	(40,805)	55,428
Indefinite-lived intangible assets:
Business licenses		566	—	566	569	—	569
Other intangible assets, net		$92,505	$(40,095)	$52,410	$96,802	$(40,805)	$55,997

Intangible asset amortization expense (excluding amortization expense of ROU assets) was $1.0 million during the three months ended September 30, 2024 and $2.8 million during the nine months ended September 30, 2024. Intangible asset amortization expense was $1.3 million during the three months ended September 30, 2023 and $3.6 million during the nine months ended September 30, 2023.

On July 24, 2024, Pursuit’s Wilderness Kitchen was lost to the Jasper wildfires. During the three months ended September 30, 2024, we recorded an impairment charge of $0.6 million against intangible assets (trademark and favorable lease) of the Wilderness Kitchen. Refer to Note 1 – Overview and Basis of Presentation - Insurance Recoveries for additional information.

At September 30, 2024, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2024	$801
2025	2,328
2026	2,295
2027	1,898
2028	1,875
Thereafter	42,647
Total	$51,844

Note 9. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Continuing operations:
Accrued sales and use taxes and personal property taxes	$9,351	$3,958
Accrued concession fees	8,162	3,970
Foreign income taxes payable	7,797	8,558
Accrued employee benefit costs	5,357	4,835
Self-insured liability	5,224	4,531
Commissions payable	4,283	3,799
Accrued professional fees	1,921	1,208
Accommodation service deposits	1,482	2,681
Current portion of pension and postretirement liabilities	1,046	1,396
Other	7,297	6,315
Total continuing operations	51,920	41,251
Discontinued operations:
Self-insured liability	268	121
Environmental remediation liabilities	25	25
Other	1,000	1,000
Total discontinued operations	1,293	1,146
Total other current liabilities	$53,213	$42,397

Note 10. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Continuing operations:
Foreign deferred tax liability	$28,547	$28,234
Multi-employer pension plan withdrawal liability	12,964	13,341
Self-insured liability	7,113	7,407
Self-insured excess liability	7,776	7,776
Accrued compensation	6,363	5,627
Accrued restructuring	748	2,666
Other	1,372	1,958
Total continuing operations	64,883	67,009
Discontinued operations:
Environmental remediation liabilities	1,098	2,140
Self-insured liability	1,284	1,562
Total discontinued operations	2,382	3,702
Total other deferred items and liabilities	$67,265	$70,711

Note 11. Debt and Finance Obligations

The components of debt and finance obligations consisted of the following:

	September 30,	December 31,
(in thousands, except interest rates)	2024	2023
Debt:
2021 Credit Facility - Term Loan B 9.1% interest rate at September 30, 2024 and 10.5% at December 31, 2023, due through 2028 (1)	$318,000	$321,000
2021 Credit Facility - Revolving Credit Facility - Viad Corp borrowings 8.5% interest rate at December 31, 2023, due through 2026 (1)	—	57,000
Jasper Term Loan 6.5% interest rate at September 30, 2024 and December 31, 2023, due through 2028 (1)	12,376	12,655
Jasper Revolving Credit Facility 9.5% weighted-average interest rate at December 31, 2023, due through 2028 (1)	—	3,020
FlyOver Iceland Credit Facility 9.0% interest rate at September 30, 2024 and 8.9% at December 31, 2023, due through 2029 (1)	3,902	4,049
FlyOver Iceland Term Loans 12.3% weighted-average interest rate at September 30, 2024 and 13.8% at December 31, 2023, due through 2024 (1)	11	475
Less unamortized debt issuance costs	(8,001)	(9,453)
Total debt	326,288	388,746
Finance obligations:
Finance lease obligations (2) 9.2% weighted-average interest rate at September 30, 2024 and December 31, 2023, due through 2067	63,197	63,929
Financing arrangements	716	—
Total debt and finance obligations (3)(4)	390,201	452,675
Current portion	(8,314)	(8,371)
Long-term debt and finance obligations	$381,887	$444,304
(1)
Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs, commitment fees, or any expense or income related to the Interest Rate Cap as discussed in Note 12 – Derivative.
(2)
Refer to Note 20 – Leases and Other for additional information.
(3)
The estimated fair value of total debt and finance leases was $318.4 million as of September 30, 2024 and $349.8 million as of December 31, 2023. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements for additional information.
(4)
Cash paid for interest on debt was $36.1 million during the nine months ended September 30, 2024 and $35.7 million during the nine months ended September 30, 2023.

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

LIBOR Transition Amendment

On February 6, 2023, we entered into the LIBOR Transition Amendment to the 2021 Credit Facility to replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) for U.S. dollar borrowings on our Term Loan B and Revolving Credit Facility. In accordance with the LIBOR replacement provisions outlined in the 2021 Credit Facility, additional credit spread adjustments apply to SOFR ranging from 0.11448% (for a one-month duration) up to 0.71513% (for a 12-month duration). As discussed below under “Term Loan B”, those additional credit spread adjustments were eliminated for our Term Loan B borrowings with the Fourth Amendment to the 2021 Credit Facility (as discussed below), but remain in place for borrowings under our Revolving Credit Facility.

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

Term Loan B

The Term Loan B has a maturity date of July 30, 2028, is subject to quarterly amortization of principal of $1.0 million, and carries no financial covenants. Interest rates are based on SOFR plus a credit spread, with a SOFR floor of 0.50%. On April 26, 2024, we entered into the Fourth Amendment to the 2021 Credit Facility, which among other things, (i) reduced the SOFR credit spread from 5.00% to 4.25% on the Term Loan B and (ii) set the additional credit spread adjustments to 0% on the Term Loan B.

As discussed in Note 12 – Derivative, we entered into an interest rate cap agreement that manages our exposure to interest rate increases on $300 million of borrowings under the 2021 Credit Facility or other SOFR-based borrowings and provides us with the right to receive payment if the one-month SOFR exceeds 5.0% (“Strike Rate”).

Revolving Credit Facility

The Revolving Credit Facility has a maturity date of July 30, 2026 and carries financial covenants. On March 23, 2022, we entered into the First Amendment to the 2021 Credit Facility and on March 28, 2023, we entered into the Second Amendment to the 2021 Credit Facility. These amendments modified the financial covenants to the following:

•
Maintain a total net leverage ratio of not greater than 4.00 to 1.00; and
•
Maintain an interest coverage ratio of not less than 2.00 to 1.00.

As of September 30, 2024, our total net leverage ratio was 1.65 to 1.00, the interest coverage ratio was 4.13 to 1.00, and we were in compliance with all covenants under the Revolving Credit Facility.

Interest rates for U.S. dollar borrowings on our Revolving Credit Facility are based on SOFR (plus additional credit spread adjustments as detailed above under “LIBOR Transition Amendment”). We also have the option to borrow U.S. funds based on the “Base Rate”, which for any day is the highest of the Fed Funds Rate plus 0.50%, Bank of America’s publicly announced “prime rate,” and SOFR plus 1.00%.

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

As of September 30, 2024, capacity remaining under the Revolving Credit Facility was $164.3 million, reflecting $170 million total facility size, less $5.7 million in outstanding letters of credit.

In addition to U.S. dollar borrowings and Canadian dollar borrowings, we may also borrow funds on the Revolving Credit Facility in Pound Sterling based on the Sterling Overnight Index Average and Euros based on the Euro Interbank Offered Rate (“EURIBOR”), plus applicable credit spreads. No such borrowings had been made as of September 30, 2024.

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

As of September 30, 2024, both the pre-compensation and post-compensation fixed-charge coverage ratios were 2.25 to 1.00, and Pursuit was in compliance with all covenants under the Jasper Credit Facility.

Jasper Term Loan

The proceeds of the Jasper Term Loan reflect the outstanding balance under Pursuit’s prior Forest Park construction loan facility at the time it was converted to the Jasper Term Loan of $16.8 million Canadian dollars. The Jasper Term Loan bears interest at a 6.5% fixed rate.

Jasper Revolving Credit Facility

The proceeds of the Jasper Revolving Credit Facility are used to fund capital improvements. As of September 30, 2024, capacity remaining under the Jasper Revolving Credit Facility was $10.0 million Canadian dollars (approximately $7.4 million U.S. dollars). The Jasper Revolving Credit Facility bears interest at the Canadian Prime Rate plus 2.25%.

FlyOver Iceland Credit Facility

Effective February 15, 2019, FlyOver Iceland ehf., (“FlyOver Iceland”) a wholly-owned subsidiary of Esja, entered into a credit agreement with a €5.0 million (approximately $5.6 million U.S. dollars) credit facility (the “FlyOver Iceland Credit Facility”) with an original maturity date of March 1, 2022. The loan proceeds were used to complete the development of the FlyOver Iceland attraction. The loan bears interest at the three month EURIBOR plus 5.5%.

FlyOver Iceland entered into an addendum effective December 1, 2021 wherein the principal payments were deferred for twelve months beginning December 1, 2021, with equal quarterly principal payments due beginning December 1, 2022 and the maturity date was extended to September 1, 2027.

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

FlyOver Iceland Term Loans

During 2020, FlyOver Iceland entered into three term loans totaling ISK 90.0 million (approximately $0.7 million U.S. dollars) (the “FlyOver Iceland Term Loans”). The first term loan for ISK 10.0 million was entered into effective October 15, 2020 and matured on April 1, 2023. It bore interest on a seven-day term deposit rate at the Central Bank of Iceland. The second term loan for ISK 30.0 million was entered into effective October 15, 2020 and matured and was repaid in full on October 1, 2024. It bore interest on a seven-day term deposit at the Central Bank of Iceland plus 3.07%. The third term loan for ISK 50.0 million was entered into effective December 29, 2020 with an original maturity date of February 1, 2023, which was extended to February 1, 2024 by way of a subsequent amendment, and bore interest at one-month Reykjavik InterBank Offered Rate (“REIBOR”) plus 4.99%. On February 27, 2024, FlyOver Iceland reached an agreement with its lender to refinance the ISK 50.0 million loan with a new ISK 50.0 million term loan, which was repaid on August 1, 2024.

Financing Arrangements

We entered into insurance premium financing arrangements with two financial intermediaries in order to finance certain of our insurance premium payments. The financing arrangements are payable within the next 12 months and bear a weighted average interest rate of 7.6%.

Changes to our financing arrangements are as follows:

(in thousands)
Balance at December 31, 2023	$—
Additions	13,062
Payments	(12,253)
Foreign currency translation adjustment	(93)
Balance at September 30, 2024	$716

Note 12. Derivative

Interest Rate Cap

On January 4, 2023, we entered into an interest rate cap agreement with an effective date of January 31, 2023. The interest rate cap manages our exposure to interest rate increases on $300 million in SOFR-based borrowings under our 2021 Credit Facility and provides us with the right to receive payment if the one-month SOFR exceeds the Strike Rate. Beginning on February 28, 2023, we pay a fixed monthly deferred premium based on an annual rate of 0.3335% for the interest rate cap, which matures on January 31, 2025. During the three and nine months ended September 30, 2024, we received gross proceeds from the interest rate cap of $0.3 million and $0.8 million, respectively, as one-month SOFR exceeded the Strike Rate.

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

The fair value of the interest rate cap is as follows:

		September 30,	December 31,
(in thousands)	Classification	2024	2023
Derivatives designated as hedging instruments
Interest rate cap - short-term	Other current liabilities	$337	$443
Interest rate cap - long-term	Other deferred items and liabilities	—	45
Total derivatives designated as hedging instruments		$337	$488

Changes in the fair value of the interest rate cap are recorded in “Accumulated other comprehensive income (loss)” (“AOCI”). Amounts accumulated in AOCI are reclassified to “Interest expense, net” in the Condensed Consolidated Statements of Operations when the hedged item affects earnings. We reclassified to interest expense, net, approximately $0.3 million during the three months ended September 30, 2024 and approximately $0.9 million during the nine months ended September 30, 2024, and $0.4 million remained in unrealized losses in AOCI as of September 30, 2024. We estimate that $0.1 million will be reclassified to earnings within the next 12 months.

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value.

The fair value of assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$5,327	$5,327	$—	$—
Total assets at fair value on a recurring basis	$5,327	5,327	$—	$—
Liabilities:
Interest rate cap (2)	$337	$—	$337	$—
Total liabilities at fair value on a recurring basis	$337	$—	$337	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$4,271	$4,271	$—	$—
Total assets at fair value on a recurring basis	$4,271	$4,271	$—	$—
Liabilities:
Interest rate cap (2)	$488	$—	$488	$—
Total liabilities at fair value on a recurring basis	$488	$—	$488	$—

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

Note 14. Income Per Share

The components of basic and diluted income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income attributable to Viad	$48,615	$41,271	$52,809	$31,363
Less: Allocation to participating securities	(11,187)	(9,522)	(11,282)	(6,194)
Convertible preferred stock dividends	(1,950)	(1,950)	(5,850)	(5,850)
Net income allocated to Viad common stockholders (basic)	$35,478	$29,799	$35,677	$19,319
Add: Allocation to participating securities	177	98	165	44
Net income allocated to Viad common stockholders (diluted)	$35,655	$29,897	$35,842	$19,363

Basic weighted-average outstanding common shares	21,166	20,885	21,107	20,825
Additional dilutive shares related to share-based compensation	449	289	410	200
Diluted weighted-average outstanding shares	21,615	21,174	21,517	21,025
Income per share:
Basic income attributable to Viad common stockholders	$1.68	$1.43	$1.69	$0.93
Diluted income attributable to Viad common stockholders	$1.65	$1.41	$1.67	$0.92

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

We excluded the following weighted-average potential common shares from the calculations of diluted net income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Unvested restricted share-based awards	2	4	18	42
Unvested performance share-based awards	152	159	119	125
Stock options	138	372	138	372

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

The Convertible Series A Preferred Stock carries a 5.5% cumulative quarterly dividend, which is payable in cash or in-kind at Viad’s option and is convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. Dividends paid-in-kind increase the redemption value of the preferred stock. The redemption value of the preferred stock was $141.8 million as of September 30, 2024 and December 31, 2023. Upon the occurrence of a change in control event, the holders have a right to require Viad to repurchase such preferred stock. During the nine months ended September 30, 2024, $5.9 million of dividends were declared, all of which were paid in cash. We intend to pay preferred stock dividends in cash for the foreseeable future.

Holders of the Convertible Series A Preferred Stock are entitled to vote with holders of Viad’s common stock on an as-converted basis.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. In March 2020, our Board of Directors suspended our share repurchase program. As of September 30, 2024, 546,283 shares remain available for repurchase under all prior authorizations. Additionally, we repurchase shares related to tax withholding requirements on vested restricted stock awards. Refer to Note 3 – Share-Based Compensation.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Unrealized Gain (Loss) on Interest Rate Cap	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(35,340)	$(4,403)	$(651)	$(40,394)
Other comprehensive income (loss) before reclassifications	(6,567)	—	151	(6,416)
Amounts reclassified from AOCI, net of tax	—	133	126	259
Net other comprehensive income (loss)	(6,567)	133	277	(6,157)
Balance at September 30, 2024	$(41,907)	$(4,270)	$(374)	$(46,551)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Unrealized Gain (Loss) on Interest Rate Cap	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(42,983)	$(4,202)	$—	$(47,185)
Other comprehensive income before reclassifications	110	—	556	666
Amounts reclassified from AOCI, net of tax	—	104	(240)	(136)
Net other comprehensive income	110	104	316	530
Balance at September 30, 2023	$(42,873)	$(4,098)	$316	$(46,655)

Amounts reclassified from AOCI that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

Note 17. Income Taxes

The effective tax rate was 15.8% for the three months ended September 30, 2024 and 22.4% for the nine months ended September 30, 2024. The effective tax rate was 15.6% for the three months ended September 30, 2023 and 25.3% for the nine months ended September 30, 2023.

The income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The amount and change of pre-tax income and loss recognized between jurisdictions impacted the reported effective tax rate for the nine months ended September 30, 2024 as we do not recognize a tax benefit primarily on losses in the United States where we have a valuation allowance, while recognizing tax expense in Canada, Netherlands, the Middle East, the United Kingdom, and Iceland. We included in the annualized effective rate a $1.1 million benefit for the release of the valuation allowance recorded on the United Kingdom’s tax loss carryforwards as the United Kingdom’s forecasted income will fully utilize these carryforward losses for the year. During the three months ended September 30, 2024, we released the valuation allowance of $0.5 million recorded on deferred tax assets with certain separate states. We also recorded a $0.5 million expense during the first quarter of 2024 to record estimated withholding taxes associated with repatriating all of Sky Lagoon’s earnings back to the United States and a valuation allowance against the tax credit generated from this withholding tax.

The effective tax rate for the nine months ended September 30, 2023 was further impacted by the release of a valuation allowance of $2.1 million during the first quarter of 2023 on deferred tax assets associated with certain separate state filings, which more than offset taxes due in jurisdictions without a valuation allowance.

We paid net cash for income taxes of $4.5 million during the three months ended September 30, 2024 and $17.4 million during the nine months ended September 30, 2024 of which $10.1 million was paid to Canadian taxing authorities, $3.2 million to the Netherlands, and $1.5 million to the United Kingdom. We paid net cash for income taxes of $3.3 million during the three months ended September 30, 2023 and $16.0 million during the nine months ended September 30, 2023, of which $5.8 million was paid to Canadian tax authorities.

Note 18. Pension and Postretirement Benefits

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended September 30, 2024 and 2023 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$7	$4	$51	$44
Interest cost	206	212	78	74	84	94
Expected return on plan assets	(7)	(15)	—	—	(83)	(87)
Amortization of prior service credit	(9)	(13)	18	27	—	—
Recognized net actuarial loss (gain)	91	77	(145)	(62)	32	35
Net periodic benefit cost	$281	$261	$(42)	$43	$84	$86
Settlement cost	—	—	—	—	—	—
Total expenses	$281	$261	$(42)	$43	$84	$86

The components of net periodic benefit cost of our pension and postretirement benefit plans for the nine months ended September 30, 2024 and 2023 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$19	$16	$152	$132
Interest cost	608	634	260	260	254	277
Expected return on plan assets	(121)	(95)	—	—	(250)	(259)
Amortization of prior service credit	(29)	(29)	56	85	—	—
Recognized net actuarial loss (gain)	249	219	(221)	(150)	95	102
Net periodic benefit cost	$707	$729	$114	$211	$251	$252
Settlement cost	—	—	—	—	—	—
Total expenses	$707	$729	$114	$211	$251	$252

We expect to contribute $0.8 million to our funded pension plans, $0.8 million to our unfunded pension plans, and $0.7 million to our postretirement benefit plans in 2024. During the nine months ended September 30, 2024, we contributed $0.6 million to our funded pension plans, $0.6 million to our unfunded pension plans, and $0.4 million to our postretirement benefit plans.
Note 19. Restructuring (Recoveries) Charges

GES

As part of our efforts to drive efficiencies and simplify our business operations, we took certain restructuring actions designed to simplify and transform GES for greater profitability. These initiatives resulted in restructuring charges related to the elimination of certain positions and continuing to reduce our facility footprint at GES.

Changes to the restructuring liability by major restructuring activity are as follows:

	GES		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2023	$1,634	$1,378	$—	$3,012
Restructuring (recoveries) charges (1)	(670)	343	1	(326)
Cash payments	(624)	(476)	—	(1,100)
Adjustment to liability	—	38	(1)	37
Balance at September 30, 2024	$340	$1,283	$—	$1,623

(1) During the second quarter of 2024, we reversed a prior year accrual of $1.5 million related to a certain multi-employer pension fund.

As of September 30, 2024, $0.7 million of liabilities related to facilities will remain unpaid by the end of 2024. The liabilities related to facilities primarily include dilapidations and non-lease expenses that will be paid over the remaining lease terms. Refer to Note 23 – Segment Information for information regarding restructuring charges by segment.

Note 20. Leases and Other

The balance sheet presentation of our operating and finance leases is as follows:

		September 30,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2024	2023
Assets:
Operating lease ROU assets	Operating lease ROU assets	$100,404	$109,774
Finance lease ROU assets, net	Property and equipment, net	54,330	57,120
Total lease ROU assets		$154,734	$166,894

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$17,807	$17,334
Finance lease obligations	Current portion of debt and finance obligations	2,530	2,742
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	96,502	106,109
Finance lease obligations	Long-term debt and finance obligations	60,667	61,187
Total lease liabilities		$177,506	$187,372

The components of lease expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Finance lease cost:
Amortization of ROU assets	$1,022	$1,092	$3,238	$3,196
Interest on lease liabilities	1,423	1,430	4,283	4,267
Operating lease cost	6,875	6,753	20,562	19,546
Short-term lease cost	1,464	1,431	3,103	2,816
Variable lease cost	1,086	1,220	3,622	3,958
Total lease cost, net	$11,870	$11,926	$34,808	$33,783

Other information related to operating and finance leases are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,029	$6,862	$21,424	$20,183
Operating cash flows from finance leases	$1,609	$1,512	$4,776	$4,564
Financing cash flows from finance leases	$743	$687	$2,308	$2,415
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,545	$5,803	$5,173	$23,390
Finance leases (1)	$273	$433	$1,515	$796

(1)
Includes terminations of equipment finance leases during 2023.

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	7.22	7.64
Finance leases	33.10	33.47
Weighted-average discount rate:
Operating leases	7.94%	7.88%
Finance leases	9.19%	9.17%

As of September 30, 2024, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2024	$5,943	$2,371	$8,314
2025	27,440	7,924	35,364
2026	25,687	7,229	32,916
2027	21,896	6,749	28,645
2028	15,937	6,347	22,284
Thereafter	57,064	174,774	231,838
Total future lease payments	153,967	205,394	359,361
Less: Amount representing interest	(39,658)	(142,197)	(181,855)
Present value of minimum lease payments	114,309	63,197	177,506
Current portion	(17,807)	(2,530)	(20,337)
Long-term portion	$96,502	$60,667	$157,169

As of September 30, 2024, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
Remainder of 2024	$827
2025	1,957
2026	1,678
2027	972
2028	799
Thereafter	2,081
Total minimum rents	$8,314

Note 21. Litigation, Claims, Contingencies, and Other

We are plaintiffs or defendants in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of September 30, 2024 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of September 30, 2024, we had recorded environmental remediation liabilities of $1.1 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

As of September 30, 2024, on behalf of our subsidiaries, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of September 30, 2024 would be approximately $75.4 million. These guarantees relate to our leased equipment and facilities through December 2038. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

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

We are self-insured up to certain limits for workers’ compensation and general liabilities, which includes automobile, product general liability, and client property loss claims. The aggregate amount of insurance liabilities (up to our retention limits), and including our estimated incurred but not yet reported claims, related to our continuing operations was $12.2 million as of September 30, 2024, which includes $7.3 million related to workers’ compensation liabilities, and $4.9 million related to general liability claims. We have also retained and provided for certain workers’ compensation insurance liabilities in conjunction with previously sold businesses of $1.6 million as of September 30, 2024. We are also self-insured for certain employee health benefits and the estimated employee health benefit claims incurred but not yet reported was $1.4 million as of September 30, 2024. Provisions for losses for claims incurred, including actuarially derived estimated claims incurred but not yet reported, are made based on our historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. We have purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. We do not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Our net cash payments in connection with these insurance liabilities were $1.1 million for the three months ended September 30, 2024, $4.0 million for the nine months ended September 30, 2024, $1.2 million for the three months ended September 30, 2023, and $3.4 million for the nine months ended September 30, 2023.

In addition, as of September 30, 2024, we have recorded insurance liabilities of $7.8 million related to continuing operations, which represents the amount for which we remain the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $6.6 million is related to workers’ compensation liabilities and $1.2 million is related to general/auto liability claims, which is recorded in “Other deferred items and liabilities” in the Condensed Consolidated Balance Sheets with a corresponding receivable in “Other investments and assets.”

Note 22. Noncontrolling Interests – Redeemable and Non-redeemable

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership has increased to 56.4% as of September 30, 2024. Through Esja and its wholly-owned subsidiary, we operate the FlyOver Iceland attraction.

The minority Esja shareholders have the right to sell (or “put”) their Esja shares to us based on a multiple of 5.0x EBITDA as calculated on the trailing 12 months from the most recently completed quarter before the put option exercise. The put option is only exercisable after August 2022 (the “Reference Date”), and in the event the FlyOver Iceland attraction has earned a minimum of €3.25 million in unadjusted EBITDA during the most recent fiscal year and during the trailing 12-month period prior to exercise (the “Put Option Condition”). The put option is exercisable during a period of 12 months following the Reference Date (the “Option Period”) if the Put Option Condition has been met. If the Put Option Condition has not been met during the first Option Period, the Reference Date will be extended for an additional 12 months up to three times. If the Put Option Condition is met during any of the Option Periods, yet the shares are not exercised prior to the end of the 12-month Option Period, the put option will expire. If the FlyOver Iceland attraction has not achieved the Put Option Condition by December 31, 2024, the put option expires. As of September 30, 2024, the FlyOver Iceland attraction has not achieved the Put Option Condition and we do not anticipate the Put Option Condition to be achieved prior to expiration.

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

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2023	$4,733
Net loss attributable to redeemable noncontrolling interest	(372)
Foreign currency translation adjustment	21
Balance at September 30, 2024	$4,382

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Total
Balance at December 31, 2023	$18,159	$59,108	$11,921	$89,188
Net income attributable to non-redeemable noncontrolling interest	2,727	1,696	3,639	8,062
Contributions (distributions) from/to non-controlling interests, net	—	149	(3,300)	(3,151)
Foreign currency translation adjustments	(5)	(1,192)	16	(1,181)
Balance at September 30, 2024	$20,881	$59,761	$12,276	$92,918
Equity ownership interest that we do not own	20%	40%	49%

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

We measure the profit and performance of our operations on the basis of segment operating income (loss), which excludes restructuring charges (recoveries), impairment charges, and certain other corporate expenses that are not allocated to the reportable segments. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations.

Our reportable segments, with reconciliations to consolidated totals, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Revenue:
Pursuit	$182,257	$186,940	$320,689	$308,077
GES:
Spiro	82,205	58,887	242,585	199,617
GES Exhibitions	194,806	122,115	551,623	446,146
GES intersegment eliminations	(3,564)	(2,043)	(7,158)	(6,839)
Total GES	273,447	178,959	787,050	638,924
Total revenue	$455,704	$365,899	$1,107,739	$947,001

Segment operating income (loss):
Pursuit	$75,903	$81,375	$64,710	$72,074
GES:
Spiro	6,918	179	28,436	11,632
GES Exhibitions	9,714	(5,529)	44,353	20,235
Total GES	16,632	(5,350)	72,789	31,867
Total	92,535	76,025	137,499	103,941
Corporate eliminations (1)	13	17	45	49
Corporate activities	(7,757)	(3,579)	(17,612)	(10,255)
Gain on sale of ON Services	—	—	—	(204)
Interest expense, net	(11,428)	(12,476)	(35,858)	(37,081)
Other expense, net	(407)	(554)	(1,287)	(1,533)
Restructuring (charges) recoveries:
Pursuit	—	(192)	(1)	(201)
Spiro	(329)	(155)	(519)	(331)
GES Exhibitions	(54)	(125)	846	(585)
Corporate	—	(8)	—	(8)
Impairment charges:
Pursuit	(6,110)	—	(6,110)	—
Income from continuing operations before income taxes	$66,463	$58,953	$77,003	$53,792

(1)
Corporate eliminations represent the elimination of depreciation expense recorded by Pursuit associated with previously eliminated intercompany profit realized by GES for renovations to Pursuit’s Banff Gondola.

Additional information of our reportable segments is as follows:

	Three Months Ended		Nine Months Ended September 30,
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Depreciation:
Pursuit	$10,067	$7,708	$28,632	$24,121
Spiro	572	527	1,641	1,627
GES Exhibitions	2,175	1,830	6,540	5,148
Corporate	41	18	97	57
	$12,855	$10,083	$36,910	$30,953
Amortization:
Pursuit	$1,169	$1,356	$3,493	$3,811
Spiro	76	69	230	194
GES Exhibitions	744	920	2,328	2,749
	$1,989	$2,345	$6,051	$6,754
Capital expenditures:
Pursuit	$9,717	$18,945	$40,547	$44,260
Spiro	1,345	892	2,285	2,157
GES Exhibitions	3,760	2,703	9,843	8,301
Corporate	103	6	112	21
	$14,925	$22,546	$52,787	$54,739

We do not report total assets by segment because this is not a metric used to allocate resources or evaluate segment performance by our CODM.

Note 24. Subsequent Events

Sale of GES Business

On October 20, 2024, we entered into a definitive agreement to sell our GES business to Truelink Capital for $535 million. The purchase price is subject to customary adjustments for cash, indebtedness, working capital and transaction expenses, and will be paid in cash. Of the total cash consideration, $25 million will be deferred for one year following the transaction closing date and is contingent only on the passage of time. The transaction is expected to close by the end of 2024, subject to regulatory approvals and customary closing conditions. This transaction did not meet the held-for-sale classification criteria as of September 30, 2024, as the agreement had not been finalized on that date nor had the requisite approvals from our Board of Directors authorizing management to commit to the sale, but our GES business is expected to be reflected as discontinued operations beginning in the fourth quarter of 2024.

Jasper Wildfires Insurance Proceeds

Subsequent to September 30, 2024, Pursuit received additional partial settlement payments of approximately $1.5 million from the insurance company related to the Jasper wildfires. We are currently working with our insurance carriers to determine the extent of potential recoveries from our policies. Assessment of the full value of the loss is ongoing.

Acquisition of Eddie’s Café & Mercantile

On November 6, 2024, Pursuit expanded its collection of accommodation and hospitality experiences within Glacier National Park with the acquisition of Eddie’s Café & Mercantile for $15.9 million. Eddie’s Café & Mercantile offers a combination of food and beverage, retail, and six newly constructed overnight accommodation units and is located adjacent to Pursuit’s existing 48 room Apgar Village Lodge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words, and variations of words, such as “aim,” “anticipate,” “believe,” “could,” “deliver,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “seek,” “target,” “will,” and similar expressions are intended to identify our forward-looking statements. Such forward-looking statements include those that address activities, events or developments that Viad or its management believes or anticipates may occur in the future, including all statements regarding the expected timing of the closing of the GES transaction, the use of proceeds of the transaction, potential benefits of the transaction, expectations concerning Pursuit’s opportunities and performance as a standalone public company, and the expected Chief Executive Officer transition in connection with the closing of the GES transaction. Similarly, statements that describe our go-forward business strategy, objectives, plans, intentions, or goals also are forward-looking statements. These forward-looking statements are not historical facts and are subject to a host of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those in the forward-looking statements.

Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, the following:

•
the pending sale of our GES business may not be completed in the timeframe or on the terms we anticipate (or at all);
•
we may not realize the full strategic, financial, operational and other benefits that are expected to result from the pending sale of our GES business;
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

Recent Developments

Sale of GES Business

On October 20, 2024, we entered into a definitive agreement to sell our GES business to Truelink Capital for $535 million. The purchase price is subject to customary adjustments for cash, indebtedness, working capital and transaction expenses, and will be paid in cash. Of the total cash consideration, $25 million will be deferred for one year following the transaction closing date and is contingent only on the passage of time. The transaction is expected to close by the end of 2024, subject to regulatory approvals and customary closing conditions.

Jasper Wildfires

On July 22, 2024, Jasper National Park was closed and evacuated due to wildfire activity, and a wildfire entered the Jasper townsite on July 24, 2024. All of Pursuit’s hotels and attractions in and near the Jasper townsite, as well as our Pyramid Lake Lodge, Miette Mountain Cabins, and Maligne Lake Cruise were not reached by the wildfire and remain intact except for Pursuit’s Wilderness Kitchen, a restaurant and retail operation located about three miles outside the town of Jasper. The town of Jasper re-opened to residents and local businesses on August 16, 2024. All of Pursuit’s hotels in Jasper are open with the exception of Pyramid Lake Lodge, which sustained superficial damage to areas of the roof and to the exterior facade.

Pursuit’s Columbia Icefield Glacier Adventure and Skywalk re-opened on August 9, 2024. Maligne Lake Road re-opened on October 12, 2024, after the peak summer season. Due to this road closure, the Maligne Lake Cruises did not reopen during the remainder of the 2024 season.

During the three months ended September 30, 2024, we received $4.7 million in insurance proceeds as a partial settlement. During October 2024, we received additional partial settlement payments of approximately $1.5 million. We are currently working with our insurance carriers to determine the extent of potential recoveries from our policies. Assessment of the full value of the loss is ongoing.

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

Results of Operations

Financial Highlights

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except per share data)	2024	2023	% Change	2024	2023	% Change
Total revenue	$455,704	$365,899	24.5%	$1,107,739	$947,001	17.0%
Net income attributable to Viad	$48,615	$41,271	17.8%	$52,809	$31,363	68.4%
Diluted income per common share from continuing operations attributable to Viad common stockholders	$1.65	$1.44	14.6%	$1.64	$0.96	70.8%

Three months ended September 30, 2024 compared with the three months ended September 30, 2023

•
Total revenue increased $89.8 million during the three months ended September 30, 2024 due to increased revenue at GES of $94.5 million, offset in part by decreased revenue at Pursuit of $4.7 million.
•
Net income attributable to Viad increased $7.3 million during the three months ended September 30, 2024, primarily reflecting higher segment operating income at GES of $22.0 million, offset in part by: (i) impairment charges of $6.1 million of which $5.5 million was related to the facility lease termination of FlyOver Canada Toronto and $0.6 million was related to intangible assets of Pursuit’s Wilderness Kitchen, which was lost in the Jasper wildfires, (ii) lower segment operating income at Pursuit of $5.5 million, and (iii) higher corporate activities of $4.2 million, primarily due to transaction-related costs including consulting, accounting, and legal costs incurred related to the pending sale of the GES business.

Nine months ended September 30, 2024 compared with the nine months ended September 30, 2023

•
Total revenue increased $160.7 million during the nine months ended September 30, 2024 due to increased revenue at GES of $148.1 million and increased revenue at Pursuit of $12.6 million.
•
Net income attributable to Viad increased $21.4 million during the nine months ended September 30, 2024, primarily reflecting higher segment operating income at GES of $40.9 million, offset in part by: (i) lower segment operating income at Pursuit of $7.4 million, (ii) higher corporate activities of $7.4 million primarily due to transaction-related costs including consulting, accounting, and legal costs incurred related to the pending sale of the GES business, and (iii) impairment charges of $6.1 million as discussed above.

Analysis of Revenue and Operating Results by Reportable Segment

Pursuit

The following table presents a comparison of Pursuit’s reported revenue and segment operating income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue (1):
Pursuit:
Attractions	$97,222	$95,820	1.5%	$176,623	$162,850	8.5%
Hospitality	79,059	84,345	(6.3)%	131,186	131,984	(0.6)%
Transportation	5,002	5,560	(10.0)%	10,311	10,974	(6.0)%
Other	974	1,215	(19.8)%	2,569	2,269	13.2%
Total Pursuit	$182,257	$186,940	(2.5)%	$320,689	$308,077	4.1%

Segment operating income:
Total Pursuit	$75,903	$81,375	(6.7)%	$64,710	$72,074	(10.2)%

(1)
Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Costs and Contract Liabilities of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.

Three months ended September 30, 2024 compared with the three months ended September 30, 2023

Pursuit revenue decreased $4.7 million driven primarily by a decrease in hospitality revenue of $5.3 million due to a 13.6% decrease in revenue per available room as a result of fewer room nights sold due to the Jasper wildfires, offset in part by an increase in attractions revenue of $1.4 million due to higher revenue per attraction visitor of 4.2%. FlyOver Chicago opened on March 1, 2024 and contributed revenue of $3.3 million during the three months ended September 30, 2024.

Pursuit segment operating income decreased $5.5 million from the prior year period primarily due to decreased revenue as a result of the Jasper wildfires, higher depreciation expense of $2.4 million, as well as an increase in operating costs to support higher business volume during the three months ended September 30, 2024.

Nine months ended September 30, 2024 compared with the nine months ended September 30, 2023

Pursuit revenue increased $12.6 million driven primarily by an increase in attractions revenue of $13.8 million due to a 4.6% increase in the number of visitors as well as higher revenue per attraction visitor of 3.6%. Our Sky Lagoon attraction in Iceland had particularly strong demand with increased revenue of $7.5 million. FlyOver Chicago contributed revenue of $6.4 million during its first seven months of operations commencing on March 1, 2024.

Pursuit segment operating income decreased $7.4 million from the prior year period primarily due to the Jasper wildfires and higher depreciation expense of $4.5 million, an increase in operating costs to support higher business volume during the nine months ended September 30, 2024, as well as start-up costs to open the FlyOver Chicago attraction, offset in part by an increase in revenue.

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

The following table provides Pursuit’s key performance indicators:

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	1,624,384	122,918	1,152,300	1,668,203	—	—	1,127,575	(2.6)%	2.2%
Ticket revenue (in thousands)	$75,330	$3,144	$58,543	$71,741	$—	$1,230	$50,465	5.0%	16.0%
Effective ticket price	$46.37	$25.58	$50.81	$43.01	$—	$—	$44.76	7.8%	13.5%
Attractions revenue (in thousands)	$97,222	$3,290	$75,340	$95,820	$—	$1,631	$65,973	1.5%	14.2%
Revenue per attraction visitor	$59.85	$26.77	$65.38	$57.44	$—	$—	$58.51	4.2%	11.7%
Hospitality Key Performance Indicators:
Room nights available	202,162	—	125,434	202,356	—	—	125,700	(0.1)%	(0.2)%
Rooms revenue (in thousands)	$42,020	$—	$33,271	$48,674	$—	$452	$30,673	(13.7)%	8.5%
RevPAR	$207.85	$—	$265.25	$240.54	$—	$—	$244.02	(13.6)%	8.7%
Occupancy	70.4%	—	87.1%	89.6%	—	—	87.4%	(19.2)%	(0.3)%
ADR	$295.42	$—	$304.46	$268.49	$—	$—	$279.08	10.0%	9.1%
Hospitality revenue (in thousands)	$79,059	$—	$69,195	$84,345	$—	$585	$63,295	(6.3)%	9.3%

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023				% Change
	As Reported	New Experiences(1)	Same-Store(2)	As Reported	New Experiences(1)	FX Impact(3)	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	3,130,570	260,180	2,521,224	2,991,656	—	—	2,451,028	4.6%	2.9%
Ticket revenue (in thousands)	$136,842	$5,952	$117,246	$122,545	$—	$1,555	$100,945	11.7%	16.1%
Effective ticket price	$43.71	$22.88	$46.50	$40.96	$—	$—	$41.18	6.7%	12.9%
Attractions revenue (in thousands)	$176,623	$6,396	$151,635	$162,850	$—	$2,087	$132,547	8.5%	14.4%
Revenue per attraction visitor	$56.42	$24.58	$60.14	$54.43	$—	$—	$54.08	3.6%	11.2%
Hospitality Key Performance Indicators:
Room nights available	483,700	—	406,972	481,121	—	—	404,465	0.5%	0.6%
Rooms revenue (in thousands)	$74,202	$—	$65,453	$78,370	$—	$726	$60,094	(5.3)%	8.9%
RevPAR	$153.41	$—	$160.83	$162.89	$—	$—	$148.58	(5.8)%	8.2%
Occupancy	67.0%	—	71.5%	75.0%	—	—	71.6%	(8.0)%	(0.1)%
ADR	$229.08	$—	$224.96	$217.09	$—	$—	$207.49	5.5%	8.4%
Hospitality revenue (in thousands)	$131,186	$—	$121,322	$131,984	$—	$944	$110,575	(0.6)%	9.7%

(1)
New experiences include FlyOver Chicago (opened March 1, 2024).
(2)
Same-Store metrics include only attractions and lodging properties that Pursuit operated at full capacity, considering seasonal closures, for the entirety of both periods presented. Attractions and lodging properties that were temporarily closed due the Jasper wildfire are excluded. For experiences located outside the United States, financial metric comparisons to the prior year are expressed on a constant U.S. dollar basis. The individual amounts do not sum across to the same-store metrics.
(3)
Foreign exchange rate variance effects (or “FX Impact”) represents the adjustments necessary to express prior financial metrics on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods to eliminate the impact of changes in exchange rates for same-store Pursuit experiences located outside of the United States.

Attractions. The decrease in number of attractions visitors during the three months ended September 30, 2024 was primarily driven by decreased visitation at the Maligne Lake Cruise, Glacier Adventure, and the Columbia Icefield Skywalk attractions, which were temporarily closed during the peak 2024 season as a result of the Jasper wildfires. The increase in the number of attraction visitors during the nine months ended September 30, 2024 was primarily driven by higher visitation at FlyOver Chicago, which opened on March 1, 2024, and Sky Lagoon in Iceland. The increase in same-store effective ticket price during the three and nine months ended September 30, 2024 was driven primarily by revenue management efforts.

During the three months ended September 30, 2024, attractions ticket revenue on a same-store basis increased $8.1 million on a 2.2% increase in visitors and a 13.5% increase in effective ticket price. During the nine months ended September 30, 2024, attractions ticket revenue on a same-store basis increased $16.3 million on a 2.9% increase in visitors and a 12.9% increase in effective ticket price.

Hospitality. The decrease in RevPAR during the three and nine months ended September 30, 2024 was primarily driven by a decrease in rooms revenue as a result of the Jasper wildfires, offset in part by an increase in ADR.

During the three and nine months ended September 30, 2024, rooms revenue on a same-store basis increased 8.5% and 8.9%, respectively.

Refer to “–Recent Developments” above for additional information on the Jasper wildfires.

GES

The following table presents a comparison of GES’ reported revenue and segment operating income during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue:
GES:
Spiro	$82,205	$58,887	39.6%	$242,585	$199,617	21.5%
GES Exhibitions	194,806	122,115	59.5%	551,623	446,146	23.6%
Intersegment eliminations	(3,564)	(2,043)	(74.4)%	(7,158)	(6,839)	(4.7)%
Total GES	$273,447	$178,959	52.8%	$787,050	$638,924	23.2%
Segment operating income (loss):
GES:
Spiro	$6,918	$179	**	$28,436	$11,632	**
GES Exhibitions	9,714	(5,529)	**	44,353	20,235	**
Total GES	$16,632	$(5,350)	**	$72,789	$31,867	**

**Change is greater than +/- 100%.

Three months ended September 30, 2024 compared with the three months ended September 30, 2023

Spiro revenue increased $23.3 million primarily due to strong client spending on major non-annual shows, which contributed $34 million of incremental revenue during the quarter, offset in part by the timing of shows.

GES Exhibitions revenue increased $72.7 million primarily due to an increase of approximately $71 million related to the timing of major non-annual shows and same-show revenue growth of $1.2 million, or 3.2%.

Spiro segment operating income increased $6.7 million primarily due to higher revenue.

GES Exhibitions segment operating income increased $15.2 million primarily due to higher revenue.

Nine months ended September 30, 2024 compared with the nine months ended September 30, 2023

Spiro revenue increased $43.0 million primarily due to strong spending from existing and new clients obtained during 2024 and an increase of approximately $18 million due to the timing of major non-annual shows.

GES Exhibitions revenue increased $105.5 million primarily due to larger show sizes, including same-show revenue growth of 2.6% and an increase of approximately $72 million due to the timing of major non-annual shows.

Spiro segment operating income increased $16.8 million primarily due to higher revenue.

GES Exhibitions segment operating income increased $24.1 million, primarily due to higher revenue.

Other Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Corporate activities	$7,757	$3,579	**	$17,612	$10,255	71.7%
Gain on sale of ON Services	$—	$—	**	$—	$204	(100.0)%
Interest expense, net	$11,428	$12,476	(8.4)%	$35,858	$37,081	(3.3)%
Other expense, net	$407	$554	(26.5)%	$1,287	$1,533	(16.0)%
Restructuring charges (recoveries)	$383	$480	(20.2)%	$(326)	$1,125	**
Impairment charges	$6,110	$—	**	$6,110	$—	**
Income tax expense	$10,509	$9,173	14.6%	$17,247	$13,623	26.6%
Income (loss) from discontinued operations	$(90)	$(654)	86.2%	$743	$(855)	**

** Change is greater than +/- 100%.

Corporate Activities – The increase in corporate activities is primarily due to transaction-related costs including consulting, accounting, legal, and other costs incurred related to the pending sale of the GES business of approximately $4.3 million during the three months ended September 30, 2024 and $6.7 million during the nine months ended September 30, 2024. Refer to Note 24 – Subsequent Events of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

Impairment Charges – On July 2, 2019, we executed a facility lease with the intent of building a new FlyOver attraction, FlyOver Canada Toronto. Effective August 6, 2024, this facility lease was terminated. During the three months ended September 30, 2024, we recorded an asset impairment charge of $5.5 million related to site-specific engineering plans developed for this attraction.

Additionally, during July 2024, a wildfire entered Jasper National Park and Pursuit’s Wilderness Kitchen was lost to the wildfire. During the three months ended September 30, 2024, we recorded an asset impairment charge of $3.8 million against the net book value of the Wilderness Kitchen. This loss is covered by our property insurance and accordingly, we recorded an offsetting impairment recovery of $3.8 million. We also recorded an impairment charge of $0.6 million against intangible assets (trademark and favorable lease) of the Wilderness Kitchen. See –Recent Developments - Jasper Wildfires above for additional information.

Income Tax Expense – The effective tax rate was 15.8% for the three months ended September 30, 2024, 15.6% for the three months ended September 30, 2023, 22.4% for the nine months ended September 30, 2024, and 25.3% for nine months ended September 30, 2023. The effective tax rates differed from the 21% federal rate as we do not recognize a tax benefit primarily on losses in the United States where we have a valuation allowance. During the three months ended September 30, 2024, we released a valuation allowance of $0.5 million recorded on deferred tax assets with certain separate states. During the nine months ended September 30, 2024, we also recorded a $1.1 million benefit for the release of the valuation allowance recorded on the United Kingdom’s tax loss carryforwards, offset by a $0.5 million expense during the first quarter of 2024 to record estimated withholding taxes associated with repatriating Sky Lagoon’s earnings and a valuation allowance against the tax credit generated from this withholding tax.

The effective tax rate for the nine months ended September 30, 2023 was further impacted by the release of a valuation allowance of $2.1 million during the first quarter of 2023 on deferred tax assets associated with certain separate state filings, which more than offset taxes due in jurisdictions without a valuation allowance.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital outlays for at least the next 12 months and the longer term.

When assessing our current sources of liquidity, we include the following:

	September 30,	December 31,
(in thousands)	2024	2023
Unrestricted cash and cash equivalents (1)	$64,552	$52,704
Available capacity on Revolving Credit Facility (2)	164,288	108,040
Total available liquidity	$228,840	$160,744

(1)
As of September 30, 2024, we held $54.6 million of our cash and cash equivalents outside of the United States.
(2)
As of September 30, 2024, the available capacity includes our total Revolving Credit Facility size of $170 million less $5.7 million in outstanding letters of credit issued under the Revolving Credit Facility. As of December 31, 2023, the available capacity includes our total Revolving Credit Facility size of $170 million less $57.0 million of outstanding borrowings and $5.0 million in outstanding letters of credit issued under the Revolving Credit Facility.

Cash provided by operating activities, supplemented by our revolving credit facility and existing cash and cash equivalents, is our primary source of liquidity for funding our business requirements. During the nine months ended September 30, 2024, net cash provided by operating activities was $133.1 million.

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

The Revolving Credit Facility carries financial covenants. As of September 30, 2024, we were in compliance with all covenants under the Revolving Credit Facility.

On March 28, 2023, we entered into the Second Amendment to the 2021 Credit Facility, which modified the interest coverage financial covenant. On October 6, 2023, we entered into the Third Amendment to the 2021 Credit Facility, which among other things, increased the principal amount of the Revolving Credit Facility by $70 million, bringing the total amount of revolving capacity to $170 million. In connection with the Third Amendment, we prepaid $70 million of the outstanding balance on our existing Term Loan B using $60 million from the Revolving Credit Facility and $10 million of cash from the Company’s balance sheet. The current credit spread on our Revolving Credit Facility is 2.00% lower than the credit spread on the Term Loan B, which was 5.00% for SOFR borrowings through April 25, 2024. On April 26, 2024, we entered into the Fourth Amendment to the 2021 Credit Facility, which among other things, (i) reduced the SOFR credit spread from 5.00% to 4.25% on the Term Loan B, (ii) set the additional credit spread adjustments to 0% on the Term Loan B and (iii) reset the 1% prepayment premium on any repricings of the Term Loan B for six months.

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

Capital Expenditures

As of September 30, 2024, we have planned capital expenditures of approximately $70 million to $80 million for the next 12 months, including approximately $30 million to $40 million on select growth projects. We intend to continue making selective investments to advance Pursuit’s Refresh, Build, Buy growth strategy while maintaining a solid liquidity position.

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

Sale of GES Business

On October 20, 2024, we entered into a definitive agreement to sell our GES business to Truelink Capital for $535 million. The purchase price is subject to customary adjustments for cash, indebtedness, working capital and transaction expenses, and will be paid in cash. Of the total cash consideration, $25 million will be deferred for one year following the transaction closing date and is contingent only on the passage of time. The transaction is expected to close by the end of 2024, subject to regulatory approvals and customary closing conditions.

Upon closing of the GES transaction, Pursuit will have a strong balance sheet to execute on its growth strategy. Cash proceeds from the transaction will be used to retire Viad’s 2021 Credit Facility, which comprises a Term Loan B (with $318 million outstanding, bearing interest at SOFR + 425 basis points) and a $170 million Revolving Credit Facility (of which zero was drawn as of September 30, 2024), and to accelerate Pursuit’s growth through its Refresh, Build, Buy growth strategy.

Cash Flows

Operating Activities

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Net income	$60,499	$39,314
Depreciation and amortization	42,961	37,707
Deferred income taxes	17,331	(923)
(Income) loss from discontinued operations	(743)	855
Restructuring (recoveries) charges	(326)	1,125
Impairment charges	6,110	—
Gains on dispositions of property and other assets	(102)	(99)
Share-based compensation expense	10,500	8,647
Other non-cash items, net	5,347	4,423
Changes in operating assets and liabilities, net	(8,481)	25,505
Net cash provided by operating activities	$133,096	$116,554

Net cash provided by operating activities increased $16.5 million primarily due to higher segment operating income, offset in part by outflows due to changes in working capital. We recorded impairment charges of $6.1 million of which $5.5 million was related to the facility lease termination of FlyOver Canada Toronto and $0.6 million was related to intangible assets of Pursuit’s Wilderness Kitchen, which was lost in the Jasper wildfires.

Investing Activities

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Capital expenditures	$(52,787)	$(54,739)
Proceeds from insurance	3,823	—
Cash paid for acquisitions, net	—	(41)
Proceeds from the sale of ON Services	—	1,168
Proceeds from dispositions of property and other assets	121	108
Net cash used in investing activities	$(48,843)	$(53,504)

Net cash used in investing activities decreased $4.7 million primarily due to insurance proceeds received of $3.8 million for the Jasper wildfires.

Financing Activities

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Proceeds from borrowings	$374,282	$49,044
Payments on debt and finance obligations	(439,163)	(54,235)
Dividends paid on preferred stock	(5,850)	(5,850)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(3,151)	(1,126)
Payments of debt issuance costs	(773)	(226)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,133)	(508)
Other financing activities	(201)	—
Net cash used in financing activities	$(75,989)	$(12,901)

Net cash used in financing activities increased $63.1 million was primarily due to net debt payments of $64.9 million during the nine months ended September 30, 2024 compared $5.2 million during the nine months ended September 30, 2023.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. As of September 30, 2024, 546,283 shares remained available for repurchase under all prior authorizations. In March 2020, our Board of Directors suspended our share repurchase program. The Board of Directors’ authorization does not have an expiration date.

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

Our foreign operations are primarily in Canada, the United Kingdom, Iceland, the Netherlands, the Middle East, and Germany. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of AOCI in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $41.9 million as of September 30, 2024 and $35.3 million as of December 31, 2023. We recorded an unrealized foreign currency translation loss in other comprehensive income (loss) of $6.6 million during the nine months ended September 30, 2024 and an unrealized foreign currency translation gain of $0.1 million during the nine months ended September 30, 2023.

For purposes of consolidation, revenue, costs and expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating income (loss) of our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our net earnings exposure arising from the translation of our foreign revenue and segment operating income (loss).

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of September 30, 2024, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $46.7 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Condensed Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, we did not have any outstanding foreign currency forward contracts.

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

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2024.

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

We may not complete the sale of our GES business in the timeframe or on the terms we anticipate and, even if we do, we may not be able to realize the full strategic, financial, operational and other benefits that are expected to result from the transaction. On October 20, 2024, we entered into a definitive agreement to sell our GES business to Truelink Capital for $535 million (the “GES Sale”), subject to customary adjustments for cash, indebtedness, working capital and transaction expenses. The completion of the GES Sale and our receipt of the anticipated proceeds therefrom are subject to a number of risks and uncertainties, including: the satisfaction of closing conditions, including the parties obtaining the necessary regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals), and the occurrence of any event, change or other circumstance that could give rise to the termination of the sale agreement. These and other factors could impair our ability to complete the GES Sale in the timeframe and on the terms that we anticipate (or at all), which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Even if the GES Sale is completed, we may not be able to realize the full strategic, financial, operational and other benefits that are expected to result from the transaction, including the deployment of proceeds from the GES Sale to fund the growth of Pursuit as a standalone company through strategic pipeline investments. Our ability to realize the benefits of the GES Sale may be impacted by a number of factors, including, but not limited to: (i) the anticipated tax treatment of the transaction may not be obtained; (ii) the potential impact of unforeseen liabilities, future capital expenditures, revenues, costs, expenses, earnings, economic performance, indebtedness, financial condition and losses on the future prospects, business and management strategies for the management, expansion and growth of the Company after the consummation of the transaction; (iii) potential litigation relating to the transaction that could be instituted against the Company or its directors; (iv) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction; (v) any negative effects of the announcement, pendency or consummation of the transaction on the market price of our common stock and on our operating results; (vi) risks associated with third party contracts containing consent and/or other provisions that may be triggered by the transaction; (vii) the risk that disruptions from the transaction will harm our business, including current plans and operations or by diverting management’s attention from the Company’s ongoing business operations; and (viii) our ability to retain and hire key personnel and uncertainties arising from leadership changes. In addition, such benefits may be delayed or less significant than anticipated. We cannot predict with certainty when the benefits expected from the GES Sale will occur or the extent to which they will be achieved, or when they will be achieved, if at all. A failure to realize these and other anticipated benefits of the GES Sale or effectively utilize the proceeds from the GES Sale could have a material adverse impact our business, financial condition and results of operations.

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

Such catastrophic events have had, and could in the future have, an adverse impact on Pursuit, which is heavily dependent on the ability and willingness of its guests to travel and/or visit our attractions. Pursuit guests tend to delay or postpone vacations if natural conditions differ from those that typically prevail at competing lodges, resorts, and attractions, and catastrophic events and heightened travel security measures instituted in response to such events could impede the guests’ ability to travel, and interrupt our business operations, including damaging our properties. For example, on July 22, 2024, Jasper National Park was closed and evacuated due to wildfire activity, and a wildfire entered the Jasper townsite on July 24, 2024. All of Pursuit’s hotels and attractions in and near the Jasper townsite, as well as our Pyramid Lake Lodge, Miette Mountain Cabins, and Maligne Lake Cruise were not reached by the wildfire and remain intact except for Pursuit’s Maligne Canyon Wilderness Kitchen, a restaurant and retail operation located about three miles outside the town of Jasper. We are currently working with our insurance carriers to determine the extent of potential recoveries from our policies. Assessment of the full value of the loss is ongoing. This incident had a negative effect on visitation to our lodging properties in Jasper National Park as well as the Maligne Lake Cruise and the Columbia Icefield attractions (including the Glacier Adventure and Columbia Icefield Skywalk) during the peak 2024 tourist season in Jasper National Park and, depending on the pace and success of recovery and restoration efforts, the incident could continue to have a negative effect on visitation to these properties in 2025. Also, the accident on July 18, 2020, at Pursuit’s Glacier Adventure attraction, which involved one of our off-road Ice Explorers and resulted in three fatalities and other serious injuries, may have a negative impact on our reputation and traveler willingness to visit that attraction in the future.

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

Item 2. Unregistered Sales of Equity Securities AND Use of Proceeds

The following table summarizes the total number of shares of our common stock that were repurchased during the three months ended September 30, 2024 pursuant to publicly announced plans or programs, as well as certain previously owned shares of common stock that were surrendered by employees, former employees, and non-employee directors for tax withholding requirements on vested share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	546,283
August 1, 2024 - August 31, 2024	—	$—	—	546,283
September 1, 2024 - September 30, 2024	—	$—	—	546,283
Total	—	$—	—	546,283

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

Item 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

2.1		Equity Purchase Agreement, dated as of October 20, 2024, by and among Viad Corp and TL Voltron Purchaser, LLC.	8-K		2.1	10/21/2024

3.1		Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004 (SEC File No. 001-11015; SEC Film No. 04961107).	10-Q	6/30/2004	3.A	8/9/2004

3.2		Bylaws of Viad Corp, as amended through December 5, 2013.	8-K		3	12/9/2013

10.1	+	Offer Letter, dated as of October 20, 2024, between Viad and David Barry.	8-K		10.1	10/21/2024

10.2	+	Amended and Restated Severance Agreement (No Change in Control) by and between Viad Corp and David Barry, dated as of October 20, 2024.	8-K		10.2	10/21/2024

10.3	+	Form of Incentive Bonus Agreement.	8-K		10.3	10/21/2024

31.1	*	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104		Cover Page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

November 7, 2024	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer and Duly Authorized Officer