Form 10-K
period 2024-12-31
Pursuit Attractions & Hospitality, Inc.
filed 2025-03-17
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-11015

Pursuit Attractions and Hospitality, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-1169950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1401 17th Street, Suite 1400 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(602) 207-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.50 Par Value	PRSU	New York Stock Exchange

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

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2024) was approximately $691.4 million.

The registrant had 28,149,602 shares of Common Stock ($1.50 par value) outstanding as of March 10, 2025.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Pursuit Attractions and Hospitality, Inc. Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Tempe, AZ USA

PART I

In this Annual Report on Form 10-K (“2024 Form 10-K”), for periods presented, “we,” “us,” “our,” “the Company,” and “Pursuit” refer to Pursuit Attractions and Hospitality, Inc. (formerly known as Viad Corp).

Forward-Looking Statements

This 2024 Form 10-K contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this 2024 Form 10-K, including the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7), and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A). Words, and variations of words, such as “aim,” “anticipate,” “believe,” “could,” “deliver,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “seek,” “target,” “will,” and similar expressions are intended to identify our forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, initiatives, intentions, or goals also are forward-looking statements. These forward-looking statements are not historical facts and are subject to a host of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those in the forward-looking statements.

Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, the following:

•
general economic uncertainty in key global markets and a worsening of global economic conditions;
•
seasonality of our businesses;
•
the competitive nature of the industries in which we operate;
•
travel industry disruptions;
•
changes in consumer tastes and preferences for recreational activities;
•
natural disasters, weather conditions, accidents, and other catastrophic events;
•
accidents and adverse incidents at our hotels and attractions;
•
sufficiency and cost of insurance coverage;
•
the impact of financial covenants on our operational and financial flexibility;
•
risks of new capital projects not being commercially successful;
•
our ability to fund capital expenditures;
•
our ability to successfully integrate and achieve established financial and strategic goals from acquisitions;
•
failure to adapt to technological developments or industry trends
•
we may not realize the full strategic, financial or operational benefits that are expected to result from the sale of the GES Business;
•
conducting business globally;
•
our exposure to currency exchange rate fluctuations;
•
liabilities relating to prior and discontinued operations;
•
the importance of key members to our business;
•
labor shortages;
•
our exposure to cybersecurity attacks and threats;
•
compliance with laws governing the storage, collection, handling, and transfer of personal data and our exposure to legal claims and fines for data breaches or improper handling of such data;
•
our exposure to litigation in the ordinary course of business;
•
changes in federal, state, local or foreign tax laws;
•
extensive environmental requirements;
•
volatility in our stock price; and
•
stock price and trading volumes affected by reports issued by securities industry analysts.

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, refer to “Risk Factors” (Part I, Item 1A of this 2024 Form 10-K). The forward-looking statements in this 2024 Form 10-K are made as of the date hereof. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this 2024 Form 10-K except as required by applicable law or regulation.

Item 1. Business

We are a global attractions and hospitality company that owns and operates a collection of inspiring and unforgettable travel experiences in iconic destinations. Our mission is to connect guests and staff to iconic places through unforgettable inspiring experiences. From world-class attractions, distinctive hotels, and engaging tours in stunning national parks and renowned global travel locations, our elevated attraction and hospitality experiences enable visitors to discover and connect with these iconic destinations. With a strategic direction to build an expanding portfolio of extraordinary experiences, we remain focused on refreshing, improving, and growing our collection in outstanding places around the globe. We draw our guests from major markets, including the United States, Canada, Asia Pacific, Western Europe, and Central America.

Viad Corp Transformation into Pursuit

After a strategic review of the Company’s operations, with the goal of increasing shareholder value, Pursuit (formerly known as Viad Corp) entered into an Equity Purchase Agreement (the “Purchase Agreement”) with TL Voltron, LLC, a Delaware limited liability company (“Truelink Capital”) on October 20, 2024, pursuant to which Truelink Capital agreed to purchase all of the outstanding equity interests held by the Company in its subsidiaries comprising the GES Exhibitions and Spiro reportable segments (the “GES Business”). The aggregate purchase price was $535 million, consisting of a base purchase price of $510 million, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses, and a deferred purchase price of $25 million payable by Truelink Capital to the Company one year after the closing date.

On December 31, 2024, we completed the sale of the GES Business to Truelink Capital and relaunched as Pursuit Attractions and Hospitality, Inc., a standalone attractions and hospitality company with a singular focus on delivering unforgettable experiences in iconic destinations. We began trading under a new NYSE ticker symbol, PRSU, on January 2, 2025.

We determined that the sale of the GES Business met the criteria under Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”), to be classified as a discontinued operation as the sale represents a strategic shift that will have a significant effect on our operations and financial results. Accordingly, we have accounted for the GES Business as a discontinued operation in this 2024 Form 10-K. All amounts and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. Refer to Note 5 – Discontinued Operations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further information.

We are managed on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we are deemed to be one operating segment in this 2024 Form 10-K. Refer to Note 25 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further information.

We comprise the following collections:

Banff Jasper Collection

We own and operate attractions and hospitality experiences in the Canadian Rockies. Highlights include scenic lake cruises in Banff and Jasper National Parks, top-of-the-mountain views from the Banff Gondola, glacier explorations at the Columbia Icefield with the Columbia Icefield Adventure and the Columbia Icefield Skywalk, the Golden SkyBridge over deep canyons, and an aerial tramway with the Jasper SkyTram. Visitors can also enjoy hotel experiences, culinary destinations, and retail offerings. The collection is further complemented by a sightseeing tour experience and transportation portfolio.

Alaska Collection

We own and operate attractions and hospitality experiences including wildlife viewing, whale watching, and glacier cruises, in addition to iconic lodging in and around Denali and Kenai Fjords National Parks and the town of Talkeetna. From the port towns of Seward and Talkeetna, to the end of the road in Denali National Park, we offer a collection of iconic attractions and hotels, complemented by culinary and retail offerings.

Glacier Park Collection

We own and operate attractions and hospitality experiences in and around Glacier and Waterton Lakes National Parks. Experiences include guided fishing and river rafting tours, lodging, culinary and retail offerings, all designed to enable guests to experience both Montana and Southern Alberta’s stunning mountain vistas. Accommodations include historic lodges built by the Great Northern Railroad, to tiny homes and glamping cabins at the edge of the Glacier National Park to an RV campground and motels.

Flyover Attractions

Flyover is an immersive experience of awe and wonder, transporting guests through the planet’s most epic places through exhilarating flying journeys. The attraction utilizes flight motion seats engineered to swoop, dip and turn, giving guests a feeling of flight while a 65-foot spherical screen provides guests with an unparalleled flight across iconic locations and natural landscapes. Special effects, including wind, mist and scents, create an unforgettable entertainment experience.

Sky Lagoon

Sky Lagoon, Iceland’s stunning oceanfront geothermal lagoon takes guests on a wellness journey rooted in Icelandic heritage through its Skjól Ritual experience. Located in Kársnes Harbour, Kópavogur, just minutes from Reykjavík, Sky Lagoon features a 70-meter (230 ft) infinity-edge lagoon highlighted by awe-inspiring sunsets, Northern Lights and dark sky views. The new Skjól Ritual and expanded Turf House officially opened on August 22, 2024.

Our collection of experiences focuses on three distinct lines of business: Attractions (including food and beverage services and retail operations); Hospitality (including food and beverage services and retail operations); and Transportation.

Attractions

BANFF JASPER COLLECTION

Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and Bow Valley. The Banff Gondola was a 2024 Trip Advisor Travelers Choice award winner. The Sky Bistro restaurant, which is located at the top of the Banff Gondola, was rated in the top 100 restaurants in Canada by OpenTable.

Lake Minnewanka Cruise provides guests a unique sightseeing experience through interpretive boat cruises on Lake Minnewanka in the Canadian Rockies. The Lake Minnewanka Cruise operations are located adjacent to the town of Banff and include boat tours, small boat rentals, and charter fishing expeditions. The Lake Minnewanka Cruise was a 2024 Trip Advisor Travelers Choice award winner.

Columbia Icefield Adventure is a tour of the Athabasca Glacier on the Columbia Icefield, which provides guests a view of one of the largest accumulations of ice and snow south of the Arctic Circle. Guests ride in giant “Ice Explorers,” a unique vehicle specially designed for glacier travel, along with a smaller, more intimate Ice Odyssey experience. The Columbia Icefield Adventure was a 2024 Trip Advisor Travelers Choice award winner.

Columbia Icefield Skywalk is a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley, near our Columbia Icefield Adventure attraction in Jasper National Park, Alberta, Canada.

Maligne Lake Cruise provides interpretive boat tours at Maligne Lake, the largest lake in Jasper National Park, Alberta, Canada. In addition to boat tours, Maligne Lake has a marina and day lodge that offers food and beverage and retail services, an historic chalet complex and boat house that offers canoes, kayaks, and rowboats for rental. The Maligne Lake Cruise was a 2024 Trip Advisor Travelers Choice award winner.

Golden Skybridge is located in the mountain town of Golden, British Columbia, which is 90 minutes from Banff. It consists of two suspension bridges that are connected through forested trails. The upper skybridge is 426 feet above the canyon floor while the lower skybridge is 262 feet above the canyon floor. The attraction also includes a zip line, a canyon challenge course, and a mountain coaster. The Golden Skybridge was a 2024 Trip Advisor Travelers Choice award winner.

Open Top Touring is a guided sightseeing tour of Banff with a historic twist. Guests ride in a custom-made, open-topped automobile inspired by local tours from the 1930s. Open Top Touring was a 2024 Trip Advisor Travelers Choice award winner.

Jasper SkyTram is our newest attraction, which ascends 2,263 meters (8,081 feet) up Whistlers Mountain, in Jasper National Park, where guests enjoy breathtaking 360-degree views. On-site amenities include an interpretive boardwalk, easy access to hiking trails, and light culinary options.

ALASKA COLLECTION

Kenai Fjords Tours is a wildlife, whale watching, and glacier cruise, offering guests unforgettable sights of towering glaciers, humpback and grey whales, orcas, arctic birdlife, sea lions, seals, and porpoises in Kenai Fjords National Park. Tours range from a few hours to full days, with some tours including a culinary experience and visit to Fox Island. Kenai Fjords Tours was a 2024 Trip Advisor Travelers Choice award winner.

FLYOVER ATTRACTIONS

Flyover Canada is located along Vancouver’s waterfront in the heart of downtown. Flyover Canada was a 2024 Trip Advisor Travelers Choice award winner.

Flyover Iceland is located in Reykjavik’s Grandi Harbour District. Flyover Iceland was a 2024 Trip Advisor Travelers Choice award winner.

Flyover Las Vegas is located on the famed Las Vegas strip in Las Vegas, Nevada.

Flyover Chicago is our newest Flyover attraction, which opened on March 1, 2024. It is located near the front entrance of Chicago’s historic Navy Pier. This attraction secured the #3 spot in the Top 10 of USA Today’s 10Best Readers’ Choice Awards for Best New Attraction.

GLACIER PARK COLLECTION

Glacier Raft Company provides guided fishing and river rafting trips in West Glacier, Montana.

SKY LAGOON

Sky Lagoon is a 230-foot premium oceanfront geothermal lagoon that is located in Kársnes Harbour, Kópavogur, just minutes from Reykjavik. Sky Lagoon showcases expansive ocean vistas punctuated by awe-inspiring sunsets, Northern Lights, and dark sky views. Sky Lagoon was a 2024 Trip Advisor Travelers Choice award winner.

Hospitality

BANFF JASPER COLLECTION		GLACIER PARK COLLECTION		ALASKA COLLECTION
Elk + Avenue Hotel	164 rooms	Glacier Park Lodge	162 rooms	Seward Windsong Lodge	216 rooms
Forest Park Woodland	152 rooms	Grouse Mountain Lodge	145 rooms	Talkeetna Alaskan Lodge	212 rooms
Lobstick Lodge	139 rooms	St. Mary Village	116 rooms	Denali Cabins	46 rooms
Mount Royal Hotel	133 rooms	Prince of Wales Hotel	86 rooms	Denali Backcountry Lodge	42 rooms
Chateau Jasper Hotel	119 rooms	Apgar Village Lodge & Cabins	48 rooms	Kenai Fjords Wilderness Lodge	8 rooms
The Crimson Hotel	99 rooms	Glacier Basecamp Lodge	29 rooms		524 rooms
Forest Park Alpine	88 rooms	Belton Chalet	27 rooms
Marmot Lodge	81 rooms	Motel Lake McDonald	27 rooms
Pyramid Lake Lodge	68 rooms	West Glacier RV Park & Cabins	25 rooms
Miette Mountain Cabins	56 rooms	Paddle Ridge	23 rooms
Glacier View Lodge	32 rooms	West Glacier Village	18 rooms
	1,131 rooms	Apgar Lookout Retreat	6 rooms
712 rooms

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

ALASKA COLLECTION

Transportation includes a Denali Backcountry Adventure, which is a unique photo safari tour 92 miles deep into Denali National Park. The Denali Park Road has been closed to traffic since 2021 due to a landslide, and the Denali Backcountry Adventure will remain closed through 2025.

Seasonality

Our peak activity occurs during the summer months. During 2024, 77% of our revenue was earned in the second and third quarters.

Competition

We generally compete based on location, uniqueness of facilities, service, quality, and price. Competition exists both locally and regionally across all three lines of business. The hospitality industry has a large number of competitors and competes for leisure travelers (both individual and tour groups) across the United States and Canada. We believe our competitive advantages are our distinctive attractions, iconic destinations, and strong culture of hospitality and guest services.

Growth Strategy

Our growth strategy is to become the leading attractions and hospitality company through our Refresh, Build, Buy initiatives:

Refresh	Refreshing our existing assets and processes to optimize the guest and team member experience, market position, and maximize returns
Build	Building new assets to create new guest experiences and additional revenue streams with economies of scale and scope
Buy	Buying strategic assets that drive guest experience, economies of scale and scope, and improve financial performance

We continue to search for opportunities to acquire or to build high return tourism assets in iconic natural and cultural destinations that enjoy perennial demand, bring meaningful scale and market share, and offer cross-selling advantages with a combination of attractions and hotels.

Recent Developments

Banff Jasper Collection

•
On July 22, 2024, Jasper National Park was closed and evacuated due to wildfire activity, and a wildfire entered the Jasper townsite on July 24, 2024. All of our hotels and attractions in and near the Jasper townsite, as well as our Pyramid Lake Lodge, Miette Mountain Cabins, and Maligne Lake Cruise were not reached by the wildfire and remain intact except for our Maligne Canyon Wilderness Kitchen (“Wilderness Kitchen”), a restaurant and retail operation located about three miles outside the town of Jasper. The town of Jasper re-opened to residents and local businesses on August 16, 2024. All of our hotels in Jasper are open. Our Columbia Icefield Adventure and Columbia Icefield Skywalk attractions re-opened on August 9, 2024. Maligne Lake Road re-opened on October 12, 2024, after the peak summer season. Due to this road closure, the Maligne Lake Cruises did not reopen during the remainder of the 2024 season but will reopen for the 2025 season.
•
On December 31, 2024, we acquired the Jasper SkyTram attraction in Jasper National Park. The Jasper SkyTram offers visitors of all ages and abilities the opportunity to ascend 2,263 meters (8,081 feet) up Whistlers Mountain, enjoying breathtaking 360-degree views of the park. On-site amenities include an interpretive boardwalk, easy access to hiking trails, and light culinary options.

Glacier Park Collection

•
On November 6, 2024, we acquired the assets of Eddie’s Café & Mercantile and Apgar Lookout Retreat (“Eddie’s”) in Glacier National Park. Eddie’s offers a mix of food and beverage services, retail, and six newly constructed overnight accommodation units. Eddie’s is conveniently located next to our existing Apgar Village Lodge & Cabins.
•
On December 20, 2024, we acquired the assets of Montana House in Apgar Village, Glacier National Park. This 2,000 square foot artisan shop and local gathering spot is located on the edge of Lake McDonald.

Flyover Attractions

•
On March 1, 2024, we opened the Flyover Chicago attraction, which is located near the front entrance of Chicago’s Navy Pier.

Sky Lagoon

•
In August 2024, we expanded the Sky Lagoon experience with the addition of a larger ritual area and the debut of Skjól, a seven step ritual.

Government Regulation and Compliance

The principal rules and regulations affecting our day-to-day business relate to our employees (such as regulations implemented by the Occupational Safety and Health Administration, equal employment opportunity laws, guidelines implemented pursuant to the Americans with Disabilities Act, and general federal and state employment laws), unionized labor, United States and Canadian regulations relating to national parks (such as regulations established by Parks Canada, the United States Department of the Interior, and the United States National Park Service), United States and Canadian regulations relating to boating (such as regulations implemented by the United States Coast Guard and Canadian Coast Guard and state boating laws), transportation (such as regulations promulgated by the United States Department of Transportation and its state counterparts), and consumer and employee privacy regulations implemented by agencies in the jurisdictions where we operate.

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

Human Capital

Our people drive our success. We strive to foster a culture that respects and celebrates our talent.

We have four Core Values: (1) Safety First, (2) Honor Place, (3) Anticipate, and (4) Bring Your Best. We make deep commitments to these values by prioritizing the safety, wellbeing, and engagement of our team members.

Team members

As of December 31, 2024, we had approximately 1,500 team members, which excludes seasonal or temporary team members. We hire approximately 2,500 seasonal team members during the peak summer months to operate our attractions and hospitality experiences.

Our culture of respect

Our team members join us from across the globe. We take pride in the diverse representation of cultures and experiences team members bring to us, whether it is for one season or a lifetime career.

Our goal is to provide a supportive and respectful experience for our team members each day. To do this, and to understand our team’s experiences, we conduct biannual team member engagement surveys. These surveys help shape the actions we take to improve our teams’ experiences, from training and development programs, to enablement initiatives to benefit offerings, and retain our talented workforce.

Rewards and performance management

Our leadership team is deeply committed to the development of our team members and leaders. As part of our commitment, we have developed a leadership development program called the Leader’s Journey to equip leaders with skills, frameworks, and tools to grow themselves, their teams, and Pursuit. In addition to this program, we provide a variety of training, learning, and development opportunities throughout the year, which are both specific to a team member’s position and in relevant workforce skills.

Beyond base salary, we offer a range of benefit offerings to full-time team members ranging from health and wellness to financial. We provide opportunities for our team members to grow professionally with ongoing training and internal mobility and prioritize internal promotions for all possible roles. We utilize an annual performance management process, which provides a framework to equitably evaluate and maximize performance, and to provide our team members with feedback for growth.

Workplace safety

Our Safety Promise is our commitment to the safety and well-being of our team members and guests. Through this program, we ensure that everyone feels safe when visiting or working at our experiences. With Safety First being our number one core value, we are committed to maintaining strong standards of health and safety policies and practices.

We prioritize our responsibility to maintain a safe and healthy work environment and see strong team engagement scores related to our safety education and commitment year over year. We take prompt action to correct unsafe or hazardous conditions; we promptly report work-related accidents and injuries in accordance with established procedures and applicable laws; we strive to follow all established regulations related to safety; and we educate and train our team members to ensure they understand the risks, know how to handle hazards safely, and are familiar with available information for all hazardous materials used .

Always honest compliance and ethics program

We are committed to a culture of high ethical standards. Our Always Honest Compliance and Ethics Program, with the full support of our Board of Directors, guides our team members to act honestly, ethically, and in compliance with the law.

To educate, support, and guide the behaviors of our global workforce, we facilitate annual Anti-Harassment and Discrimination, Ethical Leadership, and Ethical Behavior training through our Always Honest Compliance and Ethics Program.

We do not discriminate against team members or applicants based on race, color, age, disability, ethnicity, citizenship, religion, sex, national origin, sexual orientation, genetics or genetic information, or any other categories protected by applicable law. We are committed to equal opportunity in all our employment activities, including, but not limited to, recruitment, hiring, compensation, determination of benefits, training, promotion, and discipline. We also provide reasonable accommodations to disabled persons, so all team members can achieve success in the workplace.

Community involvement

Our Promise to Place program demonstrates our commitment to the guests we serve and the communities we operate in. Team engagement initiatives, such as community events and volunteer matching programs, foster a positive workplace culture while strengthening our connections with the communities where we live and work. The following are recent highlights of our commitment to community:

•
Through the Pursuit Community Fund, we collected and distributed over $215,000 and more than $120,000 of in-kind donations to communities in Canmore, Banff, Jasper and Golden in 2023.
•
A group of leading tourism companies, included Pursuit, collectively pledged over $5.5 million Canadian dollars to support the recovery of the Jasper community following the 2024 devastating wildfires in 2024, which includes our pledge of $3.0 million Canadian dollars (approximately $2.1 million U.S. dollars). A portion of this pledge is intended to help support sustainable tourism growth and revitalization to the region.
•
In West Glacier, we spearheaded efforts to improve internet connectivity at West Glacier Elementary School, providing the school with high-speed internet.
•
The Flyover Iceland attraction collaborated with Lava Flow to establish the Grandi Harbour District Association, a collaborative effort of over 60 area organizations.
•
The Banff Jasper Collection prioritized and engaged local Indigenous entrepreneurs, expanding our Stoney Storytelling training program.
•
We became signatories to the Bow Valley Workplace Inclusion Charter, dedicated to creating inclusive workplaces in Banff and Jasper.

•
The Pride committee at the Flyover Canada attraction in Vancouver led a team in participating in the Vancouver Police Department’s Safe Place Program, working to provide a safe workplace for LGBTQ2s+ and team members.

Available Information

We were incorporated in Delaware in 1991. Our common stock trades on the New York Stock Exchange under the symbol “PRSU.”

Our website address is www.pursuitcollection.com. All of our Securities and Exchange Commission (“SEC”) filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. The information contained on our website is neither a part of, nor incorporated by reference into, this 2024 Form 10-K.

Item 1A. Risk Factors

Our operations and financial results are subject to known and unknown risks. As a result, past financial performance and historical trends may not be reliable indicators of our future performance.

Risks Related to our Business and Industry

We are vulnerable to deterioration in general economic conditions. Our business is particularly sensitive to fluctuations in general economic conditions in the United States and other global markets in which we operate. A decline in global or regional economic conditions, or consumers’ fears that economic conditions will decline, whether due to fluctuations in inflation, interest rates, currency exchange rates, or other economic, pandemic, or geopolitical uncertainties, travel disruptions, unemployment, fluctuations in stock markets, contraction of credit availability, or other dynamic factors, could cause a decline in consumer spending, in particular on leisure travel and related attractions. Trade tensions or restrictions on free trade, including the recent escalation in tariffs following the U.S. presidential and congressional elections, could exacerbate these effects. Additionally, during periods of high inflation and associated elevated interest rates, our interest expense on our variable rate debt will increase. Additional impacts of these macroeconomic developments on our operations cannot be predicted with certainty and deterioration in general economic conditions could materially and adversely affect our business, financial condition, and results of operations.

The seasonality of our business makes us particularly sensitive to adverse events during peak periods. The peak activity for our business is during the summer months, as the vast majority of our revenue is earned in the second and third quarters. If adverse events or conditions occur during these peak periods, including natural disasters such as forest fires and/or smoke, hurricanes, and volcanoes, or similar events which render our properties unusable or otherwise deter traffic to locations where our properties are situated, our results of operations could be materially and adversely affected. For example, on July 22, 2024, Jasper National Park was closed and evacuated due to wildfire activity, and a wildfire entered the Jasper townsite on July 24, 2024. Although all of our hotels and attractions in Jasper were not reached by the wildfire and remain intact except for our Wilderness Kitchen, this incident had a negative effect on visitation to our lodging properties in Jasper National Park as well as the Maligne Lake Cruise and the Columbia Icefield attractions (including the Columbia Icefield Adventure and Columbia Icefield Skywalk) during the peak 2024 tourist season in Jasper National Park and, depending on the pace and success of recovery and restoration efforts, the incident could continue to have a negative effect on visitation to these properties in 2025.

We operate in a highly competitive and dynamic industry. Competition in the attractions and hospitality industry is driven by price and service quality, among other factors. We may be impacted by increases in capacity in the hospitality industry, which may result in capacity growth beyond demand, either globally or for a region, or for a particular itinerary. We compete for guests at our hotels and for customers of our attractions, based primarily on brand name recognition and reputation, location, customer satisfaction, attraction and room rates, quality of service, amenities, quality of accommodations, security, our cancellation policy, and access to preferred rate hotel inventory. To the extent competitors seek to gain or retain market presence, including through aggressive underpricing strategies, we may be required to lower our prices and rates to avoid the loss of related business. If we are unable to anticipate and respond as effectively as our competitors to changing business conditions, including new technologies and business models, we could lose market share.

Furthermore, our success depends on the strength and continued development of our brand and the effectiveness of our brand strategies. Failure to protect or differentiate our brand from our competitors throughout the attractions and hospitality industry or our inability to meet the challenges presented by the competitive and dynamic environment of our industry could materially and adversely affect our results of operations.

Travel industry disruptions, particularly those affecting the hotel and airline industries, could adversely affect our business. Our business depends largely on the ability and willingness of people to travel. Factors adversely affecting the leisure travel industry, and particularly the airline and hotel industries, generally also adversely affect our business and results of operations. Factors that could adversely affect the travel industry include high or rising fuel prices, levels of consumer discretionary spending, international political instability and hostilities, acts of terrorism, weather conditions, health epidemics, pandemics and endemics, other health emergencies, and airline accidents. For example, our business, operations, and financial results were negatively impacted by dramatically reduced travel and demand for travel-related services resulting from lockdowns and other restrictions related to the COVID-19 pandemic. A decline in travel-related consumer discretionary spend, or the occurrence of other pandemic or geopolitical events or hostilities that affect the availability and pricing of air travel and accommodations, could materially and adversely affect our business and results of operations.

We could be adversely affected by changes in consumer tastes and preferences for recreational activities. The success of our offerings depends substantially on consumer tastes and preferences that can change in often unpredictable ways and on our ability to ensure that our offerings meet the changing preferences of the broad consumer market. We conduct research and analysis before acquiring new properties or attractions and often invest substantial amounts before we learn the extent to which these will earn consumer acceptance. If visitor volumes at our properties were to decline significantly or if new offerings at our attractions do not achieve sufficient consumer acceptance, revenue and margins may decline. Our results of operations may also be adversely affected if we fail to retain long-term customer loyalty or provide satisfactory customer service.

Natural disasters, weather conditions and other catastrophic events could negatively affect our business. The occurrence of catastrophic events ranging from natural disasters (such as hurricanes, fires, floods, volcanoes, and earthquakes), acts of war or terrorism, the effects of climate change, including any impact of global warming, or the prospect of these events could disrupt our business. Changes in climates may increase the frequency and intensity of adverse weather patterns and make certain destinations less desirable. Such catastrophic events have had, and could in the future have, an adverse impact on our business, which is heavily dependent on the ability and willingness of our guests to travel and/or visit our attractions. Our guests tend to delay or postpone vacations if natural conditions differ from those that typically prevail at competing lodges, resorts, and attractions, and catastrophic events and heightened travel security measures instituted in response to such events could impede the guests’ ability to travel and interrupt our business operations, including damaging our properties. As discussed above, the 2024 wildfire activity in Jasper National Park had an adverse impact, and may continue to have an adverse impact, on our business and operations.

There is a risk of accidents and other adverse incidents occurring at our hotels or attractions which, along with adverse publicity concerning the same, may reduce attendance and negatively impact our operations. Our brand and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perceptions of the Company, the quality and safety of our hotels and attractions and our corporate and management integrity. While we carefully maintain the safety of our attractions, there are inherent risks involved with these attractions. An accident or an injury at any of our hotels or attractions, particularly an accident or injury involving the safety of guests and employees, could negatively impact our brand or reputation, cause loss of consumer confidence, reduce attendance at our properties, and negatively impact our results of operations. For example, there was an accident in July 2020 at our Columbia Icefield Adventure attraction, which involved one of our off-road Ice Explorers and resulted in three fatalities and other serious injuries. In addition, unfavorable media attention, or negative publicity, in the wake of any catastrophic event or accident could damage our reputation or reduce the demand for our services. The continued expansion in the use and influence of social media has compounded the potential scope of negative publicity that could be generated, lead to litigation or governmental investigations, or damage our reputation. If the conditions arising from such events persist or worsen, they could materially and adversely affect our results of operations and financial condition.

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

Our financial covenants under our revolving credit facility, could limit our operational and financial flexibility and make us more vulnerable to adverse economic conditions. On January 3, 2025, we entered into a Credit Agreement (the “2025 Credit Facility”), which includes a $200 million revolving credit facility (the “2025 Revolving Credit Facility”). Our ability to draw on our 2025 Revolving Credit Facility depends on our ability to meet certain financial covenants. This exposes us to various risks, uncertainties, and events beyond our control, including but not limited to the impact of adverse economic conditions (including fluctuations in inflation and interest rates or a recession), public health crises, and other factors described herein. If we are unable to maintain compliance with these covenants, our lenders may exercise remedies against us, including the acceleration of any outstanding indebtedness on our 2025 Revolving Credit Facility. Under this circumstance, we might not have sufficient funds or other resources to satisfy all of our obligations, which could materially and adversely affect our business and results of operations.

New capital projects, including hotel and attraction development, acquisition, expansion, repositioning, and rebranding will be subject to risks and may not be commercially successful. As part of our strategy, we intend to become a leading attractions and hospitality company through our Refresh, Build, Buy initiatives. As part of these initiatives, from time to time, we pursue capital projects in order to enhance and expand our business, as well as other efforts to upgrade and update some of our offerings. We may develop, acquire, expand, reposition, or rebrand our offerings from time to time as suitable opportunities arise, taking into consideration general economic conditions. Capital projects are subject to a number of risks, including the failure to achieve established financial and strategic goals. To the extent that we decide to develop, acquire, expand, reposition, or rebrand hotels and attractions, we could be subject to risks associated with, among others, construction delays or cost overruns, including due to inflationary pressures or changes in foreign exchange rates; receipt of zoning, occupancy, and other required governmental permits and authorizations; strikes or other labor issues; development costs incurred for projects that are not pursued to completion; investment of substantial capital without, in the case of developed or repositioned hotels and attractions, immediate corresponding income; and changes in tax laws or regulations that may increase project costs. For example, our Flyover attractions are all considered one reporting unit and goodwill is assigned to, and tested at, the reporting unit level. As a result of our most recent long-lived assets and goodwill impairment analysis performed as of October 31, 2024, we determined that the carrying value of certain assets at our Las Vegas Flyover attraction asset group were not recoverable and were in excess of fair value and we recorded asset impairment charges of $27.5 million. Additionally, we recorded a non-cash goodwill impairment charge of $14.0 million associated with our Flyover attractions reporting unit. Significant reductions in Flyover’s expected future revenue, operating income, or cash flow forecasts and projections, or changes in macroeconomic facts and circumstances, particularly fluctuations in inflation and interest rates, may result in additional impairment charges in the future. As a result of the foregoing, our business results could be materially and adversely affected.

We may not be able to fund capital expenditures, accurately identify the need for, or anticipate the timing of, certain capital expenditures, which may adversely impact our business. We routinely expend capital to maintain and renovate our properties in order to remain competitive, maintain the value and brand standards of our properties, and comply with applicable laws and regulations. We cannot always predict where and when capital will need to be expended in a given year, and capital expenditures can increase due to circumstances beyond our control. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and/or to borrow from third parties in the debt market, and/or raise additional capital in the equity market. We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such capital expenditures or that cash flows generated will be allocated to fund capital expenditures, or that we will be able to obtain sufficient capital from other sources on adequate terms, or at all, especially considering fluctuating interest rates. Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including our future operating performance; general economic conditions, including interest rates, and economic conditions affecting the attractions and hospitality industries and the capital markets; competition; and legislative and regulatory matters affecting our operations and business. Any inability to generate sufficient cash flows from operations or to obtain adequate third-party financing could cause us to delay or abandon certain projects and/or plans. Our properties require periodic maintenance capital expenditures to maintain their performance and appearance. While some projects are routine and planned to avoid peak periods, others are unpredictable and may arise during busy times. Failing to identify, address, or timely complete critical maintenance could lead to facility closures, especially during peak periods, and negatively impact our results of operations.

Completed acquisitions may not perform as anticipated or be integrated as planned. We regularly evaluate and pursue opportunities to acquire businesses that complement, enhance, or expand our current business, or offer growth opportunities. Our acquired businesses or properties might not meet our financial and non-financial expectations or yield anticipated benefits. Our success depends, in part, on our ability to adapt and align controls, policies and procedures, and business cultures across both existing and new geographies; consolidate and streamline operations and infrastructures; identify and eliminate redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and retain the acquired business’s key personnel and customers. Moreover, our acquisition activity may subject us to new regulatory requirements, distract our senior management and employees, and expose us to unknown liabilities or contingencies that we may fail to identify prior to closing. If we are forced to make changes to our business strategy or if external conditions adversely affect our business operations, such as unfavorable macroeconomic conditions (including fluctuations in inflation, interest rates, and currency exchange rates), it may be difficult for us to accurately forecast revenue, operating income, or cash flow, and we may be required to record impairment charges. Additionally, we may borrow funds to finance strategic acquisitions. Debt leverage resulting from future acquisitions would reduce our debt capacity, increase our interest expense, and limit our ability to capitalize on future business opportunities. Such borrowings may also be subject to fluctuations in interest rates. Any of these risks could materially and adversely affect our business, product and service sales, financial condition, and results of operations.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business or competitive position. We depend on the use of sophisticated information technology and systems for central reservations, point of sale, marketing, customer relationship management and communication, procurement, maintaining the privacy of guest and employee data, administration and technologies we make available to our guests. We must continuously improve and upgrade our systems and infrastructure to offer enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems, network security and infrastructure. We may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner, which may keep us from achieving the desired results in a timely manner, to the extent anticipated, or at all. Also, we may be unable to devote adequate financial resources to new technologies and systems in the future. If any of these events occur, our business and financial performance could suffer.

We may not be able to realize the full strategic, financial, operational, and other benefits that are expected to result from the sale of our GES Business. On December 31, 2024, we completed the sale of our GES Business to Truelink Capital for $535 million (the “GES Sale”), consisting of a base purchase price of $510 million, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses, and a deferred purchase price of $25 million payable by Truelink Capital to the Company one year after the closing date. We may not be able to realize the full strategic, financial, operational, and other benefits that are expected to result from the transaction, including the deployment of proceeds from the GES Sale to fund our growth as a standalone company through strategic investments. Our ability to realize the benefits of the GES Sale may be impacted by a number of factors, including, but not limited to: (i) tax carryforward attributes used to offset the gain from the GES Sale may be challenged or adjusted; (ii) the anticipated tax positions of the transaction may not be sustained; (iii) potential litigation relating to the transaction that could be instituted against the Company or its directors; (iv) any negative effects of the transaction on the market price of our common stock and on our operating results; and (v) our ability to retain and hire key personnel and uncertainties arising from leadership changes. In addition, the expected benefits may be delayed or less significant than anticipated. A failure to realize these and other anticipated benefits of the GES Sale or effectively utilize the proceeds from the GES Sale could have a material adverse impact our business, financial condition, and results of operations.

Conducting business globally may result in increased costs and other risks. We operate our business globally and plan to continue to expand our international presence. Operating internationally exposes us to a number of risks, including unstable local economic conditions, volatile local political conditions, potential changes in duties and taxes, changing interpretations of existing tax laws and regulations, imposition of withholding taxes on cross border transactions, potential changes in local, state, national and international laws, rules and regulations, currency exchange rate fluctuations, interest rate movements, difficulties in operating under local business environments, U.S. and global anti-bribery laws and regulations, imposition of trade barriers, and restrictions on repatriation of earnings. If we are unable to adequately address these risks, our financial position and results of operations could be adversely affected, including potentially impairing the value of our goodwill and other assets. Operating globally also exposes us to numerous and sometimes conflicting legal and regulatory requirements. Compliance with such laws, regulations and treaties entails significant expense and attention from management, which could adversely affect our operations. New legislation, regulations or treaties, or changes thereto, or interpretations or implementations thereof, especially where such regulations conflict with the regulations in effect in other jurisdictions in which we operate, or changes in circumstances could also affect our operations and may subject us to increased compliance costs in the future. Failure by us, our employees or any of these third parties to adhere to our policies or applicable laws or regulations or to obtain or maintain access to any of the required permits, licenses or certificates could result in penalties, sanctions, suspension of operations, other penalties, and damage to our reputation, which could negatively affect our results of operations and cash flows.

We are subject to currency exchange rate fluctuations. We have operations outside of the United States, primarily in Canada and Iceland. During 2024, our international operations accounted for approximately 67% of our consolidated revenue. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. We do not currently hedge equity risk arising from the translation of non-United States denominated assets and liabilities. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue, and expenses must be translated into U.S. dollars for reporting purposes. The unrealized gains or losses resulting from the currency translation are included as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. We also have certain loans and leases in currencies other than the entity’s functional currency, which results in gains or losses as exchange rates fluctuate. As a result, significant fluctuations in currency exchange rates could result in material changes to our results of operations and the net equity position we report in our Consolidated Financial Statements. Trade tensions or restrictions on free trade, including recent escalation in tariffs following the recent U.S. presidential and congressional elections, could exacerbate these effects.

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

Labor and Employment Risks

If we lose any of our key personnel, our ability to manage our business and continue our growth could be negatively impacted. Our success, at least in part, depends on the continued contributions of our executive team and key personnel. However, we cannot guarantee that these individuals will remain with us. Finding suitable replacements for our senior executives could be difficult. If one or more of our key personnel were to resign or otherwise terminate employment with us, we could experience operational disruptions. In addition, we do not maintain key person insurance on any of our executive employees or key personnel.

Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could reduce our profits. Our success depends in large part on the ability to attract, retain, train, manage and engage personnel to manage our hotels and attractions. Our hotels are staffed around the clock 24/7 by thousands of team members. A significant portion of our seasonal workforce consists of foreign nationals whose ability to work depends on obtaining visas. Factors outside of our control, including, but not limited to, high demand for skilled employees with limited supply, labor shortages, other general inflationary pressures or changes in applicable laws and regulations (including visa and immigration regulations), could make it more difficult for us to attract and retain employees generally and could require us to enhance our wage and benefits packages. Attracting, retaining, training, and managing our team members may require significant efforts on the part of our management team. If we are unable to attract, retain, train, and engage skilled team members, the ability to manage and staff properties adequately could be impaired, which could reduce customer satisfaction and limit our ability to grow and expand our business. We may experience challenges hiring for certain on-property and corporate positions due to various factors, such as competition for labor from other industries. We have experienced labor shortages, which have resulted and could continue to result in higher wages and initial hiring costs, increasing our labor costs at our hotels and attractions, which could reduce our revenue and profits.

Legal and Regulatory Risks

We are vulnerable to cybersecurity attacks and threats. Our devices, servers, cloud-based solutions, computer systems, and business systems are vulnerable to cybersecurity risk, including cyberattacks, or we may be the target of email scams that attempt to acquire personal information and company assets. As a result of the GES Sale, we entered into a transition service agreement (“TSA”) with GES pursuant to which GES is providing us with IT infrastructure support for a limited period of time following the closing of the GES Sale. The TSA arrangement could introduce cybersecurity risks, particularly when transferring sensitive data between the Company and GES, including but not limited to data breaches, inconsistent security standards, third-party access, loss of control, and lack of monitoring. In addition, many of our employees work remotely, which magnifies the importance of integrity of our remote access security measures. Despite our efforts to create security barriers to such threats, including regularly reviewing our systems for vulnerabilities and continually updating our protections, and protect ourselves with insurance, we might not be able to entirely mitigate these risks. Our failure to effectively prevent, detect, and recover from the increasing number and sophistication of information security threats could lead to business interruptions, delays or loss of critical data, misuse, modification, or destruction of information, including trade secrets and confidential business information, reputational damage, and third-party claims, any of which could materially and adversely affect our results of operations. Moreover, the cost of protecting against cybersecurity attacks and threats is expensive and expected to increase going forward.

Laws and regulations relating to the handling of personal data are evolving and could result in increased costs, legal claims, or fines. We store and process the personally identifiable information of our customers, employees, and third parties with whom we have business relationships. The legal requirements restricting the way we store, collect, handle, and transfer personal data continue to evolve, and there are an increasing number of authorities issuing privacy laws and regulations. These data privacy laws and regulations are subject to differing interpretations, creating uncertainty and inconsistency across jurisdictions. Our compliance with these myriad requirements could involve making changes in our services, business practices, or internal systems, any of which could increase our costs, lower revenue, or reduce efficiency. Our failure to comply with existing or new rules could result in significant penalties or orders to stop the alleged noncompliant activity, litigation, adverse publicity, or could cause our customers to lose trust in our services. In addition, if the third parties we work with violate applicable laws, contractual obligations to us, or suffer a security breach, those violations could also put us in breach of our obligations under privacy laws and regulations. In addition, the costs of maintaining adequate protection against such threats, including insurance protection, as they develop in the future (or as legal requirements related to data security increase) are expected to increase and could be material. Any of these risks could materially and adversely affect our business and results of operations.

We are subject to litigation in the ordinary course of business. We are plaintiffs or defendants in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Any such proceedings or claims, regardless of merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. While we believe we have adequate insurance coverage and/or accrue for loss contingencies for all known matters that are probable and can be reasonably estimated, we cannot provide any assurance that the outcome of all current or future litigation proceedings and claims will not have a material adverse effect on us and our results of operations. Litigation could distract management, increase our expenses, or subject us to material money damages and other remedies. Our business is subject to various U.S. and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. We may be involved from time to time in various legal proceedings that might necessitate changes to our business or operations. Regardless of whether any claims against us have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management’s time away from our operations. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial condition, and results of operations.

Changes in federal, state, local, or foreign tax law, interpretations of existing tax law, or agreements or disputes with tax authorities could affect our profitability and financial condition by increasing our tax costs. Our global operations subject us to income taxes (e.g., corporate income, withholding, and other taxes in lieu of corporate income tax) and non-income taxes (e.g., sales, use, value added, goods and services, and payroll taxes) in numerous jurisdictions. Our future tax expenses and liabilities could be affected by changes in tax laws or the interpretation of the tax laws, as well as changes in our business operations. Our future tax expenses could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes to our transfer pricing methodologies, changes in the valuation of our deferred tax assets and liabilities, including net operating losses, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state, local, and foreign governments make substantive changes to tax rules and the application thereof. The Inflation Reduction Act of 2022 was enacted in August 2022 and imposed a 15% minimum corporate income tax on certain corporations and a 1% U.S. federal excise tax on certain stock buybacks and similar corporate actions. Amendments to existing tax laws, rules or regulations or enactment of new unfavorable tax laws, rules or regulations could have an adverse effect on our business and financial performance. For example, California passed a law in 2024 that prevented corporations from utilizing prior year net operating losses carryforwards to offset 2024 income. Our effective tax rate in the future could be adversely affected by changes to our operations and ownership, changes in the mix of earnings in countries with differing statutory tax rates, the discontinuation of beneficial tax arrangements in certain jurisdictions or the adoption of a global minimum tax rate of 15% as established by the Organization for Economic Co-operation and Development, or Pillar 2 Framework. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future laws, rules, or regulations.

The extensive environmental requirements to which we are subject could increase our environmental costs and liabilities, reduce our profits, or limit our ability to run our business. Our operations and properties are subject to extensive environmental laws and regulations of various federal, state, local, and foreign governments, including requirements addressing: health and safety; the use, management, storage, and disposal of hazardous substances and wastes; discharges of waste materials into the environment, such as refuse or sewage; water discharge and supply; air emissions; pollution; and climate change. In addition, a variety of legislation and regulations are being enacted, or considered for enactment, relating to energy and climate change, such as carbon dioxide emissions control and building codes that impose energy efficiency standards. Moreover, as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and to make compliance more costly. As a result of the foregoing, we may experience increased costs or decreased availability of certain products and services important to our operations, including but not limited to insurance, water, and energy.

Risks Related to Ownership of our Common Stock

Our stock price has been and could be volatile in the future, and holders of common stock may not be able to resell shares at or above the price paid. The stock market in general, and attraction and hospitality companies in particular, including us, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price at which they purchased the stock. As a result, investors may suffer a loss on their investment.

Reports published by securities or industry analysts, including projections in those reports that overstate or understate our actual results, could adversely affect our stock price and trading volume. Securities research analysts publish their own quarterly projections for our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match securities research analysts’ projections. Similarly, if one or more of the analysts who writes reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, or the hospitality industry in general, our stock price could decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, our stock price or trading volume could decline.

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

For a discussion of risks from cybersecurity threats that may materially affect the Company, see “Risk Factors” under the heading “We are vulnerable to cybersecurity attacks and threats.” (Part I, Item 1A of this 2024 Form 10-K).

Cybersecurity Governance

Cybersecurity risk management is a part of our risk management process and is subject to oversight by our Board of Directors and management. Our Board of Directors has delegated oversight and mitigation of risks from cybersecurity threats to our Audit Committee. Our Audit Committee receives quarterly reports from either our CIO or our General Counsel concerning any significant cybersecurity threats, risks, and the tools and processes we have implemented for mitigation. Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of management, including the following:

•
The Information Security Executive Committee consists of our Legal Counsel, Chief Accounting Officer, Chief Compliance Officer, CIO, and Vice President of People & Culture. They are responsible for setting broad policy and communicating to the Chief Executive Officer, Chief Financial Officer, and the Board of Directors on potential material cybersecurity incidents that may require disclosure.
•
The Information Security Council consists of our CIO, the Senior Director of Information Security, in-house information security experts, and information technology experts and leaders from across the Company. The CIO leads this committee and communicates with the Information Security Executive Committee as required.
•
The Information Security Team consists of cybersecurity professionals primarily responsible for managing cybersecurity at Pursuit. This team has the primary responsibility for identifying, assessing, and managing material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware, software, and critical data. This team is led by our CIO, who has over 25 years of experience in information technology including cybersecurity oversight. This team includes the following:
•
The Senior Director of Information Security reports directly to the CIO and is an information security professional with over 20 years of experience in the development and implementation of information security processes, procedures, and practices.

•
The Senior Director of Global Infrastructure & Operations reports directly to the CIO and is responsible for implementing, maintaining, and providing oversight of the IT Infrastructure and the Information Security Team.
•
The Security Engineer leads the day-to-day operations of the Information Security Team and oversees individual analysts and IT experts on the team.
•
The Security Incident Response Team (“SIRT”) is responsible for executing the IRP. The SIRT comprises individuals from multiple departments, divisions, and disciplines. Members of the SIRT are trained in incident response and reporting procedures.

Item 2. Properties

We primarily own our properties, both domestically and internationally, with the exception of the leases for our Flyover attractions properties and our support offices in Denver, Colorado and Scottsdale, Arizona. Our properties mainly include attractions, hotels and lodges, retail stores, and offices. Properties located in Canada are subject to multiple long-term ground leases with their respective governments. For further information on our attractions and hospitality assets, refer to “Business” (Part I, Item 1 of this 2024 Form 10-K), which information is incorporated by reference herein.

We believe our owned and leased properties are adequate and suitable for our business operations and that capacity is sufficient for current needs. For additional information related to our lease obligations, refer to Note 13 – Debt and Finance Obligations and Note 22 – Leases and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K), which information is incorporated by reference herein.

Item 3. Legal Proceedings

Refer to Note 23 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for information regarding legal proceedings in which we are involved, which information is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

Other. Information about our executive Officers

Our executive officers as of the date of this 2024 Form 10-K were as follows:

Name	Age	Business Experience During the Past Five Years and Other Information
David W. Barry	62

President and Chief Executive Officer of Pursuit Hospitality and Attractions, Inc. since December 2024; President of the Pursuit segment from June 2015 to December 2024; prior thereto, Chief Executive Officer and President of Trust Company of America, an independent registered investment adviser custodian, from 2011 to June 2015; prior thereto, Chief Executive Officer of Alpine/CMH, a helicopter skiing company, from 2007 to 2011; and prior thereto, Chief Operating Officer for all United States resort operations of Intrawest Corporation (formerly NYSE: IDR) (now Alterra Mountain Company) a North American mountain resort and adventure company, from 2004 to 2007.

Ellen M. Ingersoll	60

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

Leslie S. Striedel	62

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

Chief Financial Officer Transition

On December 16, 2024, our Board of Directors appointed Michael “Bo” Heitz to serve as our Chief Financial Officer, effective upon the filing of this 2024 Form 10-K (the “Effective Date”). Mr. Heitz will succeed Ellen Ingersoll, Chief Financial Officer, who will step down from her role, on the Effective Date, and will continue to serve in an advisory role through March 31, 2025. Mr. Heitz, 37, most recently served in various roles at Vail Resorts, Inc. (NYSE: MTN) from October 2014 to November 2024, including Vice President of Corporate & Mountain Finance (December 2023 to November 2024), Vice President of Strategic Development, Investor Relations & Corporate FP&A (May 2020 to December 2023) and Vice President of Strategic Development, Investor Relations & Treasury (October 2019 to May 2020). Prior to joining Vail Resorts, Inc., he worked in private equity investing at The Riverside Company and in investment banking at William Blair & Company.

Chief Accounting Officer Departure

Leslie Striedel, Chief Accounting Officer, will step down from her role, effective June 30, 2025. We will provide updates regarding a succession plan for Ms. Striedel and the transition of her current responsibilities at a later date.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol PRSU.

Holders

As of March 10, 2025, there were 4,032 shareholders of record of our common stock.

Issuer Purchases of Equity Securities

Pursuant to previously announced authorizations, our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. As of December 31, 2024, 546,283 shares remained available for repurchase under all prior authorizations. In March 2020, our Board of Directors suspended future dividend payments and our share repurchase program for the foreseeable future. During the three months ended December 31, 2024, we did not repurchase any equity securities. The Board of Directors’ authorization does not have an expiration date.

Performance Graph

The following graph compares the change in the cumulative total shareholder return, from December 31, 2019 to December 31, 2024, on our common stock.

To better align with the strategic transformation of Pursuit Attractions and Hospitality, Inc. as a result of the sale of the GES Business, we changed our published industry or line-of-business index used for purposes of the performance graph disclosure. Going forward, our performance graph will include the Standard & Poor’s SmallCap 600 Hotels, Restaurants & Leisure, the Standard & Poor’s SmallCap 600 Index, the Russell 2000 Index, and Standard & Poor’s 500 Index (assuming reinvestment of dividends, as applicable)

In our 2023 Annual Report on Form 10-K, our performance graph included the Standard & Poor’s SmallCap 600 Hotels, Restaurants & Leisure, the Standard & Poor’s SmallCap 600 Media Index, the Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, the Standard & Poor’s SmallCap 600 Index, the Russell 2000 Index, and Standard & Poor’s 500 Index (assuming reinvestment of dividends, as applicable).

The graph assumes $100 was invested on December 31, 2019.

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024
Pursuit	$100.00	$53.77	$63.61	$36.26	$53.81	$63.19
S&P 500	$100.00	$118.39	$152.34	$124.72	$157.48	$196.85
Russell 2000	$100.00	$119.93	$137.66	$109.49	$127.97	$142.72
S&P SmallCap 600	$100.00	$111.24	$140.99	$118.22	$137.06	$148.90
S&P SmallCap 600 Hotels, Restaurants & Leisure	$100.00	$126.83	$123.14	$98.06	$118.64	$124.64
Included in 2023 Performance Graph Indices:
S&P SmallCap 600 Comm. Services & Supplies	$100.00	$87.91	$94.13	$82.03	$96.91	$118.45
S&P SmallCap 600 Media	$100.00	$94.66	$153.75	$82.47	$71.54	$74.13

Item 6. RESERVED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes. The MD&A is intended to assist in understanding our financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this 2024 Form 10-K.

Overview

We are an attractions and hospitality company that owns and operates a collection of inspiring and unforgettable experiences in iconic destinations in the United States, Canada, and Iceland. Our elevated hospitality experiences include 15 world-class point-of-interest attractions and 28 distinctive lodges, along with integrated restaurants, retail and transportation that enable visitors to discover and connect with stunning national parks and renowned global travel locations.

Recent Developments

Sale of the GES Business and Viad Corp Transformation into Pursuit

After a strategic review of the Company’s operations, with the goal of increasing shareholder value, Pursuit (formerly known as Viad Corp) entered into a Purchase Agreement with Truelink Capital on October 20, 2024 pursuant to which Truelink Capital agreed to purchase all of the outstanding equity interests held by the Company in its subsidiaries comprising the GES Business. The aggregate purchase price was $535 million, consisting of a base purchase price of $510 million, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses, and a deferred purchase price of $25 million payable by Truelink Capital to the Company one year after the closing date.

On December 31, 2024, we completed the sale of the GES Business to Truelink Capital and relaunched Viad Corp as Pursuit Attractions and Hospitality, Inc., a standalone attractions and hospitality company with a singular focus on delivering unforgettable experiences in iconic destinations. We began trading under a new NYSE ticker symbol, PRSU, on January 2, 2025.

We determined that the sale of the GES Business met the criteria under ASC 205-20, Presentation of Financial Statements – Discontinued Operations, to be classified as a discontinued operation as the sale represents a strategic shift that will have a significant effect on our operations and financial results. Accordingly, we have accounted for the GES Business as a discontinued operation in this 2024 Form 10-K. Unless otherwise noted, this MD&A relates to our continuing operations and does not include the operations of the GES Business. Refer to Note 5 – Discontinued Operations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further information.

Repayment of the 2021 Credit Facility and Termination of the Interest Rate Cap

On December 31, 2024, in connection with the sale of the GES Business, we terminated and repaid in full all outstanding obligations (approximately $393 million) due under our previous $500 million credit facility with Bank of America, N.A. as administrative agent (the “2021 Credit Facility”) and all related liens and security interests were terminated, discharged and released. The repayment of the 2021 Credit Facility led to the termination of the related interest rate cap, which managed our exposure to interest rate increases on $300 million in SOFR-based borrowings under the 2021 Credit Facility. Refer to Note 13 – Debt and Finance Lease Obligations and Note 14 – Derivative of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further information.

2025 Credit Agreement

On January 3, 2025, we entered into a Credit Agreement (the “2025 Credit Agreement”), along with Brewster Inc., an Alberta corporation and a co-borrower. The 2025 Credit Agreement provides for a $200 million revolving credit facility (the “2025 Revolving Credit Facility”), with a maturity of January 3, 2030. Proceeds from the 2025 Revolving Credit Facility will provide us with additional funds for operations, growth initiatives, acquisitions and other general corporate purposes. Refer to Note 27 – Subsequent Events of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further information.

Conversion of Preferred Stock

On December 31, 2024, we effected the mandatory conversion (the “Conversion”) of all outstanding shares of the Convertible Series A Preferred Stock, par value $0.01 per share (the “Convertible Preferred Stock”) into approximately 6.7 million shares of our common stock, par value $1.50 per share. Our right to effect the Conversion was achieved on December 6, 2024, as a result of our common stock exceeding a volume-weighted-average price in excess of $42.50 for 20 out of 30 consecutive trading days pursuant to the terms of the Certificate of Designations governing the Convertible Preferred Stock. Following the Conversion, we had approximately 28 million shares of common stock issued and outstanding.

Impairment of Long-Lived Assets and Goodwill

As a result of our most recent long-lived assets and goodwill impairment analysis performed as of October 31, 2024, we determined that the carrying value of certain assets at our Las Vegas Flyover attraction asset group were not recoverable and were in excess of fair value and we recorded asset impairment charges of $27.5 million. Additionally, we recorded a non-cash goodwill impairment charge of $14.0 million associated with our Flyover attractions reporting unit. Refer to Note 8 – Property and Equipment, Net and Note 10 – Goodwill and Other Intangible Assets, Net of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further information.

Acquisition of Jasper SkyTram

On December 31, 2024, we acquired the Jasper SkyTram attraction in Jasper National Park for total cash consideration of $23.7 million Canadian dollars (approximately $16.5 million U.S. dollars). The Jasper SkyTram ascends 2,263 meters (8,081 feet) up Whistlers Mountain while taking in 360-degree national park views. On-site amenities include an interpretive boardwalk, easy access to hiking trails, and light culinary offerings. Refer to Note 4 – Acquisitions of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further information.

Jasper Wildfires

On July 22, 2024, Jasper National Park was closed and evacuated due to wildfire activity, and a wildfire entered the Jasper townsite on July 24, 2024. All of our hotels and attractions in and near the Jasper townsite, as well as our Pyramid Lake Lodge, Miette Mountain Cabins, and Maligne Lake Cruise were not reached by the wildfire and remain intact except for our Wilderness Kitchen, a restaurant and retail operation located about three miles outside the town of Jasper. The town of Jasper re-opened to residents and local businesses on August 16, 2024. All of our hotels in Jasper are open. During 2024, we recorded an asset impairment charge of $3.8 million against the net book value of the Wilderness Kitchen. This loss is covered by our property insurance and accordingly, we recorded an offsetting impairment recovery of $3.8 million. We also recorded an impairment charge of $0.6 million against intangible assets (trademark and favorable lease) of the Wilderness Kitchen.

Our Columbia Icefield Adventure and Columbia Icefield Skywalk attractions re-opened on August 9, 2024. Maligne Lake Road re-opened on October 12, 2024, after the peak summer season. Due to this road closure, the Maligne Lake Cruises did not reopen during the remainder of the 2024 season but will reopen for the 2025 season.

We incurred total costs at our properties affected by the Jasper wildfires of approximately $21.5 million, all of which are deemed probable of recovery through our insurance. During 2024, we received approximately $13 million in insurance proceeds as a partial settlement relating to the losses, with an additional amount of approximately $3.9 million received subsequent to December 31, 2024. As of December 31, 2024, the remaining balance in the insurance receivable of approximately $8.5 million represents costs that are deemed probable of recovery. We continue to work with our insurance carriers to receive the full amount due to us, including business interruption losses, which is ongoing.

Change in Reportable Segments

We previously disclosed three reportable business segments: Pursuit, Spiro, and GES Exhibitions. Spiro and GES Exhibitions were referred to collectively as “GES.” The operating results of GES have been included within discontinued operations due to the sale of the GES Business. As a result, we are managed on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we are deemed to be one operating segment in this 2024 Form 10-K. Refer to Note 25 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further information.

Results of Operations

The following table presents total revenue by lines of business:

	Year Ended December 31,
(in thousands)	2024	2023	2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Revenue(1):
Attractions	$208,397	$190,437	$153,575	9.4%	24.0%
Hospitality	143,071	143,961	130,303	(0.6)%	10.5%
Transportation	11,971	12,839	12,798	(6.8)%	0.3%
Other	3,049	3,048	2,651	—	15.0%
Total revenue	$366,488	$350,285	$299,327	4.6%	17.0%

(1)
Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Liabilities of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.

2024 compared with 2023

Attractions revenue increased $18.0 million due primarily to a 6.1% increase in the number of visitors as well as higher revenue per attraction visitor of 3.1%. Our Sky Lagoon attraction in Iceland experienced particularly strong demand with increased revenue of $9.8 million. Our Flyover Chicago attraction contributed revenue of $8.5 million during its first year of operations commencing on March 1, 2024.

Hospitality revenue decreased $0.9 million due to a 4.7% decrease in Revenue per Available Room (“RevPAR”) as a result of fewer room nights sold due to the Jasper wildfires.

2023 compared with 2022

Attractions revenue increased $36.9 million, or 24.0%, due primarily to a 20.8% increase in the number of visitors driven by stronger international tourism to Western Canada and Iceland, as well as higher revenue per attraction visitor of 2.7%.

Hospitality revenue increased $13.7 million, or 10.5%, due primarily to a 7.3% increase in RevPAR driven by revenue management efforts and increased guest demand in Western Canada, as well as higher ancillary revenue and an increase in room nights available of 3.9% with the addition of the Forest Park Alpine Hotel, which opened in August 2022.

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

The following table provides our key performance indicators for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024		Year Ended December 31, 2023		% Change
	As Reported	Same-Store(1)	As Reported	Same-Store(1)	As Reported	Same-Store(1)
Attractions Key Performance Indicators:
Number of visitors	3,757,464	3,030,199	3,540,646	2,966,438	6.1%	2.1%
Ticket revenue (in thousands)	$162,377	$139,520	$143,362	$120,454	13.3%	15.8%
Effective ticket price	$43.21	$46.04	$40.49	$40.61	6.7%	13.4%
Attractions revenue (in thousands)	$208,397	$179,745	$190,437	$158,149	9.4%	13.7%
Revenue per attraction visitor	$55.46	$59.32	$53.79	$53.31	3.1%	11.3%
Hospitality Key Performance Indicators:		-
Room nights available	595,645	448,581	595,783	446,799	---%	0.4%
Rooms revenue (in thousands)	$81,920	$68,902	$85,942	$63,195	(4.7%)	9.0%
RevPAR	$137.53	$153.60	$144.25	$141.44	(4.7%)	8.6%
Occupancy	63.8%	70.3%	70.3%	70.2%	(6.5)%	0.1%
ADR	$215.65	$218.40	$205.26	$201.52	5.1%	8.4%
Hospitality revenue (in thousands)	$143,071	$128,148	$143,961	$116,567	(0.6%)	9.9%

(1)
Same-Store metrics include only attractions and lodging properties that we operated at full capacity, considering seasonal closures, for the entirety of the 2024 and 2023 periods presented. Attractions and lodging properties that were temporarily closed due the Jasper wildfire are excluded. For experiences located outside the United States, financial metric comparisons to the prior year are expressed on a constant U.S. dollar basis.

Attractions. The increase in the number of attraction visitors during 2024 was primarily driven by higher visitation at the Flyover Chicago attraction, which opened on March 1, 2024, and Sky Lagoon in Iceland. The increase in same-store effective ticket price during 2024 was driven primarily by revenue management efforts.

During 2024, attractions ticket revenue on a same-store basis increased $19.1 million on a 2.1% increase in visitors and a 13.4% increase in effective ticket price.

Hospitality. The decrease in RevPAR during 2024 was primarily driven by a decrease in rooms revenue as a result of the Jasper wildfires, offset in part by an increase in ADR.

During 2024, rooms revenue on a same-store basis increased $5.7 million on an 8.6% increase in RevPAR and a 0.4% increase in room nights available.

Refer to “–Recent Developments” above for additional information on the Jasper wildfires.

The following table provides our key performance indicators for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023		Year Ended December 31, 2022		% Change
	As Reported	Same-Store(1)	As Reported	Same-Store(1)	As Reported	Same-Store(1)
Attractions Key Performance Indicators:
Number of visitors	3,540,646	3,503,695	2,931,266	2,893,937	20.8%	21.1%
Ticket revenue (in thousands)	$143,362	$140,614	$114,936	$109,730	24.7%	28.1%
Effective ticket price	$40.49	$40.13	$39.21	$37.92	3.3%	5.8%
Attractions revenue (in thousands)	$190,437	$184,936	$153,575	$145,010	24.0%	27.5%
Revenue per attraction visitor	$53.79	$52.78	$52.39	$50.11	2.7%	5.3%
Hospitality Key Performance Indicators:
Room nights available	595,783	557,111	573,165	558,187	3.9%	(0.2)%
Rooms revenue (in thousands)	$85,942	$80,010	$77,019	$73,465	11.6%	8.9%
RevPAR	$144.25	$143.62	$134.37	$131.61	7.3%	9.1%
Occupancy	70.3%	70.8%	68.1%	68.5%	2.2%	2.3%
ADR	$205.26	$202.94	$197.21	$192.03	4.1%	5.7%
Hospitality revenue (in thousands)	$143,961	$137,691	$130,303	$125,860	10.5%	9.4%

(1)
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

During 2023, rooms revenue on a same-store basis increased $6.5 million on a 9.1% increase in RevPAR and a 0.2% decrease in room nights available.

Other Expenses

	Year Ended December 31,
(in thousands)	2024	2023	2022	% Change 2024 vs. 2023	% Change 2023 vs. 2022
Cost of services	$239,285	$212,387	$198,365	12.7%	7.1%
Costs of products	$86,644	$84,458	$76,864	2.6%	9.9%
Corporate activities	$20,167	$18,655	$18,155	8.1%	2.8%
Interest expense, net	$14,182	$5,963	$4,064	**	46.7%
Other expense, net	$916	$1,345	$1,289	(31.9)%	4.3%
Restructuring charges	$3,157	$199	$84	**	**
Impairment charges	$47,572	$—	$—	**	—
Income tax expense	$6,325	$12,929	$5,715	(51.1)%	**
Income from discontinued operations, net of tax	$425,603	$9,103	$30,004	**	(69.7)%

** Change is greater than +/- 100%.

2024 compared with 2023

Cost of services and products – The increase in cost of services and products in primarily due to higher depreciation expense of $5.4 million, an increase in operating costs to support higher business volume, as well as start-up costs to open the Flyover Chicago attraction.

Interest expense, net – In connection with the sale of the GES Business, we terminated and repaid in full all outstanding obligations (approximately $393 million) due under our previous 2021 Credit Facility and all related liens and security interests were terminated, discharged and released. The increase in interest expense is primarily due to higher revolving credit balances, the write-off of debt issuance costs related to the $170 million revolving credit facility, and lower capitalized interest.

We allocated interest expense to discontinued operations for the 2021 Credit Facility and the related debt issuance costs that were not directly attributable to the GES Business. All of the interest expense and related debt issuance costs of the $400 million term loan were allocated to discontinued operations, and interest expense and debt issuance costs related to the $170 million revolving credit facility were allocated based on a ratio of net assets of the GES Business to the sum of our consolidated net assets and consolidated debt. We allocated interest expense to discontinued operations of $39.1 million in 2024 and $42.4 million in 2023.

Restructuring charges – The restructuring charges in 2024 were primarily due to the transition of certain key positions as a result of the sale of the GES Business.

Impairment charges – On July 2, 2019, we executed a facility lease with the intent of building a new Flyover attraction, Flyover Canada Toronto. Effective August 6, 2024, this facility lease was terminated. During 2024, we recorded an asset impairment charge of $5.5 million related to site-specific engineering plans developed for this attraction.

Additionally, during July 2024, a wildfire entered Jasper National Park and our Wilderness Kitchen was lost to the wildfire. During 2024, we recorded an asset impairment charge of $3.8 million against the net book value of the Wilderness Kitchen. This loss is covered by our property insurance and accordingly, we recorded an offsetting impairment recovery of $3.8 million. We also recorded an impairment charge of $0.6 million against intangible assets (trademark and favorable lease) of the Wilderness Kitchen. See –Recent Developments - Jasper Wildfires above for additional information.

As a result of our most recent long-lived assets and goodwill impairment analysis performed as of October 31, 2024, we recorded a non-cash impairment charge of $27.5 million on certain assets at our Flyover Las Vegas asset group and a non-cash goodwill impairment charge of $14.0 million associated with our Flyover attractions reporting unit.

Income tax expense – The effective income tax rates were a negative 13.9% for 2024 and 47.4% for 2023. The effective tax rates differed from the 21% federal rate as we do not recognize a tax benefit primarily on losses in the United States where we have a valuation allowance.

Income from discontinued operations, net of tax – On December 31, 2024, we completed the sale of the GES Business. The operating results of the GES Business have been included within discontinued operations for all periods presented. The increase in income from discontinued operations from the prior period was primarily due to the gain on sale of $421.9 million. Refer to “–Recent Developments - Sale of the GES Business” above and Note 5 – Discontinued Operations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further information.

2023 compared with 2022

Cost of services and products – The increase in cost of services and products in primarily due to an increase in operating costs to support higher business volume.

Interest expense, net – The increase in interest expense was primarily due to higher interest rates in 2023. We allocated interest expense to discontinued operations of $42.4 million in 2023 and $30.6 million in 2022.

Income tax expense – The effective income tax rates were 47.4% for 2023 and 1,129.4% for 2022. We generated higher income in 2023 than 2022 in our tax jurisdictions without a valuation allowance and were not able to recognize a benefit on losses in our jurisdictions with a valuation allowance.

Income from discontinued operations, net of tax – The operating results of the GES Business have been included within discontinued operations for all periods presented. The decrease in income from discontinued operations from the prior period is primarily due to the gain on sale from business in 2022.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital outlays for at least the next 12 months and the longer term.

When assessing our current sources of liquidity, we include the following:

	December 31,
	2024	2023
Unrestricted cash and cash equivalents(1)	$49,702	$27,435
Available capacity on Revolving Credit Facility(2)	—	108,040
Total available liquidity	$49,702	$135,475

(1)
As of December 31, 2024, we held $26.4 million of our cash and cash equivalents outside of the United States.
(2)
On December 31, 2024, in connection with the sale of the GES Business, we terminated and repaid in full all outstanding obligations (approximately $393 million) due under our previous 2021 Credit Facility and all related liens and security interests were terminated, discharged and released.

On January 3, 2025, we entered into the 2025 Credit Agreement with Bank of America, N.A., as administrative agent, and the other lenders named in the agreement. The 2025 Credit Agreement provides for the $200 million revolving 2025 Revolving Credit Facility, available in U.S. dollars, Canadian dollars, Euros and Pounds sterling, with a maturity of January 3, 2030. Proceeds from the 2025 Revolving Credit Facility will provide us with additional funds for operations, growth initiatives, acquisitions, and other general corporate purposes. Refer to Note 27 – Subsequent Events of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further information.

Cash provided by operating activities, supplemented by our existing cash and cash equivalents and availability under our 2025 Revolving Credit Facility, are our primary sources of liquidity for funding our business requirements. During the year ended December 31, 2024, net cash provided by operating activities attributable to continuing operations was $56.9 million.

Our short-term and long-term funding requirements include debt obligations, maintenance capital expenditures, working capital requirements, and potential acquisitions and strategic investments as we focus on scaling our investments in high-return unforgettable, inspiring experiences with high return potential through our Refresh, Build, Buy growth strategy. Our projected capital outlays can be adjusted for changes in the operating environment.

Capital Expenditures

As of December 31, 2024, we have planned capital expenditures of approximately $70 million to $75 million for the next 12 months, including approximately $38 million to $43 million on select growth projects. We intend to continue making selective investments to advance our Refresh, Build, Buy growth strategy while maintaining a solid liquidity position.

Other Obligations

We have additional obligations as part of our ordinary course of business, beyond those committed for debt obligations and capital expenditures. Refer to Note 22 – Leases and Other and Note 20 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further information. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on changes to agreed-upon amounts for certain obligations.

Cash Flows

Operating Activities

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income	$373,843	$23,452	$24,795
Income from discontinued operations, net of tax	(425,603)	(9,103)	(30,004)
Depreciation and amortization	42,960	37,929	36,139
Deferred income taxes	(3,246)	(298)	1,635
Restructuring charges	3,157	199	84
Impairment charges	47,572	—	—
Share-based compensation expense	11,169	8,976	7,787
Other non-cash items, net	12,202	(3,190)	8,150
Changes in assets and liabilities	(5,105)	22,808	3,235
Net cash provided by operating activities attributable to continuing operations	$56,949	$80,773	$51,821

2024 compared with 2023

Net cash provided by operating activities attributable to continuing operations decreased $23.8 million primarily due to changes in working capital.

2023 compared with 2022

Net cash provided by operating activities attributable to continuing operations increased $29.0 million due to improved working capital.

Investing Activities

	Year Ended December 31,
(in thousands)	2024	2023	2022
Capital expenditures	$(56,231)	$(62,443)	$(56,905)
Proceeds from insurance	12,612	—	—
Cash paid for acquisitions, net	(16,129)	(41)	(25,494)
Proceeds from sale of business	428,805	—	—
Proceeds from dispositions of property and other assets	38	—	135
Net cash provided by (used in) investing activities attributable to continuing operations	$369,095	$(62,484)	$(82,264)

2024 compared with 2023

Net cash provided by investing activities attributable to continuing operations increased $431.6 million primarily due to the proceeds from the sale of the GES Business of $428.8 million.

2023 compared with 2022

Net cash used in investing activities attributable to continuing operations decreased $19.8 million primarily due to cash paid for the Glacier Raft Company acquisition in April 2022 of $25.5 million, offset in part by an increase in capital expenditures in 2023.

Financing Activities

	Year Ended December 31,
(in thousands)	2024	2023	2022
Proceeds from borrowings	$572,173	$162,049	$107,580
Payments on debt and finance obligations	(954,212)	(182,514)	(100,645)
Dividends paid on preferred stock	(7,801)	(7,801)	(7,801)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(3,151)	(2,726)	(570)
Payments of debt issuance costs	(799)	(1,667)	(418)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(5,076)	(1,482)	(1,428)
Other financing activities	(201)	—	—
Net cash used in financing activities attributable to continuing operations	$(399,067)	$(34,141)	$(3,282)

2024 compared with 2023

Net cash used in financing activities attributable to continuing operations increased $364.9 million primarily due to net debt payments of $382.0 million during 2024 compared to $20.5 million during 2023. On December 31, 2024, in connection with the sale of the GES Business, we terminated and repaid in full all outstanding obligations (approximately $393 million) due under the 2021 Credit Facility.

2023 compared with 2022

Net cash used in financing activities attributable to continuing operations increased $30.9 million primarily due to net debt payments of $20.5 million during 2023 compared to net debt proceeds from borrowings of $6.9 million during 2022.

Debt and Finance Obligations

Refer to Note 13 – Debt and Finance Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further discussion all of which is incorporated by reference herein.

Guarantees

Refer to Note 23 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further discussion all of which is incorporated by reference herein.

Share Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. As of December 31, 2024, 546,283 shares remained available for repurchase under all prior authorizations. In March 2020, our Board of Directors suspended our share repurchase program. The Board of Directors’ authorization does not have an expiration date.

Additionally, we repurchased shares related to tax withholding requirements on vested restricted share-based awards.

Critical Accounting Estimates

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. We are required to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are those estimates that are most important to the portrayal of our financial position and results of operations, and that require us to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We identified and discussed with our Audit Committee the following critical accounting estimates and the methodology and disclosures related to those estimates:

Goodwill, Other Intangible Assets, and Long-Lived Assets — Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets and long-lived assets with finite lives are amortized over their respective estimated useful lives and are reviewed for impairment if an event occurs or circumstances change that would indicate the carrying value may not be recoverable through future operations.

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Our reporting units are defined, and goodwill is tested, at either an operating segment level or at the component level of an operating segment, depending on various factors, including the internal reporting structure of the operating segment, the level of integration among components, the sharing of assets and other resources among components, and the benefits and likely recoverability of goodwill by the component’s operations.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties, and different assumptions could lead to materially different results. Our goodwill balance was $103.3 million as of December 31, 2024 and $123.9 million as of December 31, 2023. The discount rates used in our most recent impairment analysis ranged from 11% to 15%.

Goodwill was assigned to, and tested at, the reporting unit level. As a result of our most recent impairment analysis performed as of October 31, 2024, we recorded a non-cash goodwill impairment charge of $14.0 million associated with our Flyover attractions reporting unit. No impairment existed for our remaining reporting units with reported goodwill. The excess of the estimated fair value over the carrying value for our reporting units with reported goodwill (expressed as a percentage of the carrying value) under step one of the impairment test for the Banff Jasper Collection and the Alaska Collection was significant and Glacier Park Collection was 11%. We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated cash flows and discount rates. If our adjusted expectations of the operating results of our reporting units do not materialize, or the discount rate increases (based on increases in interest rates, market rates of return or market volatility), it is possible that we may be required to record additional goodwill impairment charges in the future, which may be material.

If an impairment indicator related to intangible assets and long-lived assets with finite lives is identified, or if other circumstances indicate an impairment may exist, we prepare projections of the undiscounted future cash flows expected to be generated from the underlying asset group and the cash flows resulting from the asset groupings eventual disposition. If the projections indicate that the underlying asset grouping is not expected to be recoverable, we perform a measurement of impairment and we recognize any carrying value in excess of fair value as an impairment charge.

As of October 31, 2024 (the same date that we tested goodwill for impairment), we identified indicators of impairment associated with the Las Vegas Flyover attraction asset group, and as a result, performed an undiscounted cash flow analysis. With the assistance of a third-party valuation specialist, we determined that the sum of the undiscounted cash flows was less than the carrying value. In determining the fair value of the asset group, we used a discounted cash flow analysis using the income approach. The significant assumptions used in determining the fair value of the asset group are similar to the significant assumptions used in determining the fair value of our reporting units. Based on this analysis, we recorded asset impairment charges of $27.5 million for the amount of the carrying value in excess of the fair value, which was allocated, on a pro rata basis, to the asset group’s long-lived assets.

Income taxes — We are required to estimate and record provisions for income taxes in each of the jurisdictions in which we operate. Accordingly, we must estimate our actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. We had gross deferred tax assets of $59.6 million as of December 31, 2024 and $80.8 million as of December 31, 2023. We had a valuation allowance against gross deferred tax assets of $43.6 million as of December 31, 2024 and $72.5 million as of December 31, 2023.

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

Pension and postretirement benefits — Our pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. We presently anticipate contributing $1.3 million to our funded pension plans and $0.7 million to our unfunded pension plans in 2025. During 2024, we communicated the termination of the Giltspur, Inc. Employees’ Pension Plan, which was frozen in 1996, to applicable participants. The termination of the plan, which had $9.3 million in assets and $10.4 million in estimated obligations on a termination accounting basis as of December 31, 2024, is expected to be completed in the first half of 2025. During 2024, we communicated the termination of the Retirement Plan for Management Employees of Brewster Inc, which was frozen in 2024, to applicable participants. The termination of the plan, which had $5.5 million in assets and $5.5 million in estimated obligations on a termination accounting basis as of December 31, 2024, is expected to be completed in the second half of 2025.

We have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the employees’ service period. In addition, we retain the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, we expect to contribute $0.5 million to the plans in 2025.

The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. Refer to Note 20 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further information.

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

Share-based compensation expense recognized in the consolidated financial statements was $11.2 million in 2024, $9.0 million in 2023, and $7.8 million in 2022. We recorded total tax benefits related to such costs of $0.2 million in 2024 and $0.1 million in 2023 and $0.1 million in 2022. No share-based compensation costs were capitalized during 2024, 2023, or 2022.

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

Refer to Note 3 – Share-Based Compensation of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further information.

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Overview and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this 2024 Form 10-K) for further information.

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

Our foreign operations are primarily in Canada and Iceland. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $62.9 million as of December 31, 2024 and $35.3 million as of December 31, 2023. We recorded an unrealized foreign currency translation loss in other comprehensive income (loss) of $27.6 million during the year ended December 31, 2024 and a gain of $7.6 million during the year ended December 31, 2023.

For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and net income (loss) from continuing operations of our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our net earnings exposure arising from the translation of our foreign revenue and net income (loss) from continuing operations.

A hypothetical change of 10% in the Canadian dollar exchange rate would result in a change to 2024 income from continuing operations before income taxes of approximately $3.2 million. A hypothetical change of 10% in the Icelandic Krona exchange rate would result in a change to 2024 income from continuing operations before income taxes of approximately $1.5 million.

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of December 31, 2024, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $46.2 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Consolidated Statements of Operations. A hypothetical change of 10% in foreign currency rates could result in an adjustment to the Consolidated Statements of Operations of approximately $4.6 million. As of December 31, 2024 and 2023, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations. A hypothetical change of 10% in interest rates would result in a change to 2024 interest expense of approximately $2 million.

Item 8. Financial Statements and Supplementary Data

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2024	2023
Assets
Current assets
Cash and cash equivalents	$49,702	$27,435
Accounts receivable, net of allowances of $191 and $288, respectively	9,267	8,212
Inventories	9,983	9,472
Prepaid insurance	825	2,900
Other current assets	47,607	10,686
Current assets of discontinued operations	—	177,072
Total current assets	117,384	235,777
Property and equipment, net	526,236	554,650
Other investments and assets	6,817	4,586
Operating lease right-of-use assets	26,765	34,720
Deferred income taxes	119	104
Goodwill	103,321	123,906
Other intangible assets, net	64,366	54,877
Non-current assets of discontinued operations	—	128,702
Total Assets	$845,008	$1,137,322
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$22,494	$14,734
Contract liabilities	12,372	12,463
Accrued compensation	7,642	9,573
Operating lease obligations	3,084	3,256
Other current liabilities	28,932	14,690
Current portion of debt and finance obligations	1,870	6,586
Current liabilities of discontinued operations	—	171,217
Total current liabilities	76,394	232,519
Long-term debt and finance obligations	71,443	442,175
Pension and postretirement benefits	11,038	15,816
Long-term operating lease obligations	36,336	38,039
Other deferred items and liabilities	33,109	39,950
Non-current liabilities of discontinued operations	—	98,878
Total liabilities	228,320	867,377
Commitments and contingencies
Convertible Series A Preferred Stock, $0.01 par value, 180,000 shares authorized, 135,000 shares issued and outstanding at December 31, 2023	—	132,591
Redeemable noncontrolling interest	—	4,733
Stockholders’ equity
Pursuit stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 28,076,662 shares issued and outstanding	47,413	37,402
Additional capital	680,684	568,230
Retained earnings (accumulated deficit)	33,697	(326,084)
Accumulated other comprehensive loss	(64,475)	(40,394)
Common stock in treasury, at cost, 3,543,267 and 3,948,316 shares, respectively	(171,494)	(195,721)
Total Pursuit stockholders’ equity	525,825	43,433
Non-redeemable noncontrolling interest	90,863	89,188
Total stockholders’ equity	616,688	132,621
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$845,008	$1,137,322

Refer to Notes to Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenue
Services	$274,391	$258,664	$218,558
Products	92,097	91,621	80,769
Total revenue	366,488	350,285	299,327
Costs and expenses:
Cost of services	239,285	212,387	198,365
Costs of products	86,644	84,458	76,864
Corporate activities	20,167	18,655	18,155
Interest expense, net	14,182	5,963	4,064
Other expense, net	916	1,345	1,289
Restructuring charges	3,157	199	84
Impairment charges	47,572	—	—
Total costs and expenses	411,923	323,007	298,821
Income (loss) from continuing operations before income taxes	(45,435)	27,278	506
Income tax expense	6,325	12,929	5,715
Income (loss) from continuing operations	(51,760)	14,349	(5,209)
Income from discontinued operations, net of tax	425,603	9,103	30,004
Net income	373,843	23,452	24,795
Net income attributable to non-redeemable noncontrolling interest	(6,557)	(7,836)	(2,323)
Net loss attributable to redeemable noncontrolling interest	1,258	401	748
Net income attributable to Pursuit	$368,544	$16,017	$23,220
Diluted income (loss) per common share:
Continuing operations attributable to Pursuit common stockholders	$(2.31)	$(0.03)	$(0.56)
Discontinued operations attributable to Pursuit common stockholders	15.15	0.33	1.10
Net income attributable to Pursuit common stockholders	$12.84	$0.30	$0.54
Weighted-average outstanding and potentially dilutive common shares	21,419	20,855	20,589
Basic income (loss) per common share:
Continuing operations attributable to Pursuit common stockholders	$(2.31)	$(0.03)	$(0.56)
Discontinued operations attributable to Pursuit common stockholders	15.15	0.33	1.10
Net income attributable to Pursuit common stockholders	$12.84	$0.30	$0.54
Weighted-average outstanding common shares	21,419	20,855	20,589
Amounts attributable to Pursuit
Income (loss) from continuing operations	$(57,059)	$6,914	$(6,784)
Income from discontinued operations	425,603	9,103	30,004
Net income attributable to Pursuit	$368,544	$16,017	$23,220

Refer to Notes to Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income	$373,843	$23,452	$24,795
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(27,600)	7,643	(26,821)
Change in fair value of interest rate cap	651	(651)	—
Change in net actuarial loss, net of tax effects of $82, $21, and $192	2,398	(277)	6,967
Change in prior service cost	470	76	98
Comprehensive income	349,762	30,243	5,039
Non-redeemable noncontrolling interest:
Comprehensive income attributable to non-redeemable noncontrolling interest	(6,557)	(7,836)	(2,323)
Unrealized foreign currency translation adjustments	(5,110)	1,768	(4,999)
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	1,258	401	748
Comprehensive income (loss) attributable to Pursuit	$339,353	$24,576	$(1,535)

Refer to Notes to Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interest	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2021	$37,402	$566,741	$(349,720)	$(27,429)	$(220,712)	$6,282	$85,556	$91,838	$5,444	$132,591
Net income (loss)	—	—	23,220	—	—	23,220	2,323	25,543	(748)	—
Dividends on convertible preferred stock	—	—	(7,801)	—	—	(7,801)	—	(7,801)	—	—
Capital distributions to noncontrolling interest	—	—	—	—	—	—	(570)	(570)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(355)	(355)	—	(355)	—	—
Employee benefit plans	—	(6,967)	—	—	9,411	2,444	—	2,444	—	—
Share-based compensation - equity awards	—	10,544	—	—	—	10,544	—	10,544	—	—
Unrealized foreign currency translation adjustment	—	—	—	(26,821)	—	(26,821)	(4,999)	(31,820)	(503)	—
Amortization of net actuarial loss, net of tax	—	—	—	6,967	—	6,967	—	6,967	—	—
Amortization of prior service cost, net of tax	—	—	—	98	—	98	—	98	—	—
Other, net	—	(47)	—	—	(1)	(48)	—	(48)	763	—
Balance, December 31, 2022	$37,402	$570,271	$(334,301)	$(47,185)	$(211,657)	$14,530	$82,310	$96,840	$4,956	$132,591
Net income (loss)	—	—	16,017	—	—	16,017	7,836	23,853	(401)	—
Dividends on convertible preferred stock	—	—	(7,801)	—	—	(7,801)	—	(7,801)	—	—
Capital distributions to noncontrolling interest	—	—	—	—	—	—	(2,726)	(2,726)	—	—
Change in fair value of interest rate cap	—	—	—	(651)	—	(651)	—	(651)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(208)	(208)	—	(208)	—	—
Employee benefit plans	—	(13,465)	—	—	16,143	2,678	—	2,678	—	—
Share-based compensation - equity awards	—	11,424	—	—	—	11,424	—	11,424	—	—
Unrealized foreign currency translation adjustment	—	—	—	7,643	—	7,643	1,768	9,411	178	—
Amortization of net actuarial loss, net of tax	—	—	—	(277)	—	(277)	—	(277)	—	—
Amortization of prior service cost, net of tax	—	—	—	76	—	76	—	76	—	—
Other, net	—	—	1	—	1	2	—	2	—	—
Balance, December 31, 2023	$37,402	$568,230	$(326,084)	$(40,394)	$(195,721)	$43,433	$89,188	$132,621	$4,733	$132,591

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (CONTINUED)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interest	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2023	$37,402	$568,230	$(326,084)	$(40,394)	$(195,721)	$43,433	$89,188	$132,621	$4,733	$132,591
Net income (loss)	—	—	368,544	—	—	368,544	6,557	375,101	(1,258)	—
Dividends on convertible preferred stock	—	—	(7,801)	—	—	(7,801)	—	(7,801)	—	—
Conversion of convertible preferred stock	10,011	122,580	—	—	—	132,591	—	132,591	—	(132,591)
Capital distributions to noncontrolling interest	—	—	—	—	—	—	(3,151)	(3,151)	—	—
Reclassification of redeemable noncontrolling interest	—	—	—	—	—	—	3,379	3,379	(3,379)	—
Change in fair value of interest rate cap	—	—	—	651	—	651	—	651	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(1,266)	(1,266)	—	(1,266)	—	—
Employee benefit plans	—	(24,869)	—	—	25,493	624	—	624	—	—
Share-based compensation - equity awards	—	14,061	—	—	—	14,061	—	14,061	—	—
Unrealized foreign currency translation adjustment	—	—	—	(27,600)	—	(27,600)	(5,110)	(32,710)	(96)	—
Amortization of net actuarial loss, net of tax	—	—	—	2,398	—	2,398	—	2,398	—	—
Amortization of prior service cost, net of tax	—	—	—	470	—	470	—	470	—	—
Other, net	—	682	(962)	—	—	(280)	—	(280)	—	—
Balance, December 31, 2024	$47,413	$680,684	$33,697	$(64,475)	$(171,494)	$525,825	$90,863	$616,688	$—	$—

Refer to Notes to Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$373,843	$23,452	$24,795
Income from discontinued operations, net of tax	(425,603)	(9,103)	(30,004)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42,960	37,929	36,139
Deferred income taxes	(3,246)	(298)	1,635
Restructuring charges	3,157	199	84
Impairment charges	47,572	—	—
Share-based compensation expense	11,169	8,976	7,787
Other non-cash items, net	12,202	(3,190)	8,150
Change in operating assets and liabilities (excluding the impact of acquisitions and disposition):
Receivables	(2,125)	(953)	(1,053)
Inventories	(853)	51	(3,131)
Accounts payable	13,958	2,358	(2,270)
Restructuring liabilities	(54)	(19)	(44)
Accrued compensation	(3,296)	(2,315)	1,035
Contract liabilities	175	1,262	694
Income taxes payable	4,672	416	3,682
Other assets and liabilities, net	(17,582)	22,008	4,322
Net cash provided by operating activities attributable to continuing operations	56,949	80,773	51,821
Cash flows from investing activities
Capital expenditures	(56,231)	(62,443)	(56,905)
Proceeds from insurance	12,612	—	—
Cash paid for acquisitions, net	(16,129)	(41)	(25,494)
Proceeds from sale of business	428,805	—	—
Proceeds from dispositions of property and other assets	38	—	135
Net cash provided by (used in) investing activities attributable to continuing operations	369,095	(62,484)	(82,264)
Cash flows from financing activities
Proceeds from borrowings	572,173	162,049	107,580
Payments on debt and finance obligations	(954,212)	(182,514)	(100,645)
Dividends paid on preferred stock	(7,801)	(7,801)	(7,801)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	(3,151)	(2,726)	(570)
Payments of debt issuance costs	(799)	(1,667)	(418)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(5,076)	(1,482)	(1,428)
Other financing activities	(201)	—	—
Net cash used in financing activities attributable to continuing operations	(399,067)	(34,141)	(3,282)
Total cash provided by (used in) continuing operations	26,977	(15,852)	(33,725)
Net cash provided by (used in) operating activities attributable to discontinued operations	(7,275)	23,905	21,610
Net cash provided by (used in) investing activities attributable to discontinued operations	(18,329)	(12,371)	18,996
Net cash used in financing activities attributable to discontinued operations	(2,015)	(2,023)	(2,846)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash attributable to discontinued operations	(1,063)	742	(1,706)
Total cash provided by (used in) discontinued operations	(28,682)	10,253	36,054
Effect of exchange rate changes on cash, cash equivalents, and restricted cash attributable to continuing operations	(1,267)	64	(2,068)
Net change in cash, cash equivalents, and restricted cash	(2,972)	(5,535)	261
Cash, cash equivalents, and restricted cash, beginning of year	59,029	64,564	64,303
Cash, cash equivalents, and restricted cash, end of year	$56,057	$59,029	$64,564

Refer to Notes to Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Pursuit Attractions and Hospitality, Inc. (“Pursuit”) and its subsidiaries. We have eliminated all significant intercompany account balances and transactions in consolidation.

Nature of Business

We are a collection of inspiring and unforgettable travel experiences that includes attractions and lodges, along with integrated restaurants, retail, and transportation. We comprise the Banff Jasper Collection, the Alaska Collection, the Glacier Park Collection, Flyover attractions, and Sky Lagoon. We are managed on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we are deemed to be a single operating segment in this Annual Report on Form 10-K (“2024 Form 10-K”).

On October 20, 2024, Pursuit (formerly known as Viad Corp) entered into an Equity Purchase Agreement (the “Purchase Agreement”) with TL Voltron, LLC, a Delaware limited liability company (“Truelink Capital”), pursuant to which Truelink Capital agreed to purchase all of the outstanding equity interests held by the Company in its subsidiaries comprising the GES Exhibitions and Spiro reportable segments (the “GES Business”). The aggregate purchase price was $535 million, consisting of a base purchase price of $510 million, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses, and a deferred purchase price of $25 million payable by Truelink Capital to the Company one year after the closing date.

On December 31, 2024, we completed the sale of the GES Business to Truelink Capital and relaunched as Pursuit Attractions and Hospitality, Inc., a standalone attractions and hospitality company with a singular focus on delivering unforgettable experiences in iconic destinations. We began trading under a new NYSE ticker symbol, PRSU, on January 2, 2025.

We determined that the sale of the GES Business met the criteria under Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”), to be classified as a discontinued operation as the sale represents a strategic shift that will have a significant effect on our operations and financial results. Accordingly, we have accounted for the GES Business as a discontinued operation in this 2024 Form 10-K. All amounts and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. Refer to Note 5 – Discontinued Operations of for further information.

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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly-liquid investments with remaining maturities when purchased of three months or less. Cash and cash equivalents consist of cash and bank demand deposits. Restricted cash primarily represents collateral required for letters of credit.

Cash, cash equivalents, and restricted cash balances presented in the Consolidated Statements of Cash Flows consist of the following:

	December 31,
(in thousands)	2024	2023
Cash and cash equivalents on the consolidated balance sheet	$49,702	$27,435
Restricted cash included in other current assets	6,355	2,912
Cash, cash equivalents, and restricted cash from discontinued operations	—	28,682
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$56,057	$59,029

Allowances for Doubtful Accounts

Allowances for doubtful accounts reflect the best estimate of expected losses inherent in the accounts receivable balance. The allowances for doubtful accounts, including a sales allowance for billing adjustments at the time of sale, are based upon an evaluation of the aging of receivables, historical trends, and the current economic environment.

Inventories

We state inventories, which consist primarily of retail inventory, at the lower of cost (first-in, first-out and specific identification methods) or net realizable value.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets: buildings, 20 to 40 years; equipment, 3 to 40 years; and leasehold improvements, over the shorter of the lease term or useful life. Property and equipment are tested for potential impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived asset may not be recoverable through undiscounted cash flows.

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

Our operating and finance leases are primarily equipment and land leases. Our equipment leases comprise mainly vehicles, hardware, and office equipment, each with various lease terms. Our land leases comprise mainly leases in Canada and Iceland on which our hotels or attractions are located and have lease terms ranging up to 46 years.

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

We are also a lessor to third party tenants who lease certain portions of facilities that we own. We record lease income from owned facilities as rental income. We classify all of our leases for which we are the lessor as operating leases.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived Assets

In testing long-lived assets and goodwill for impairment, we test our long-lived assets first, followed by testing the goodwill of our reporting units that include the long-lived assets assessed in the impairment test. If an asset group includes only a portion of a reporting unit, the carrying amount of goodwill is not included in the asset group. The carrying values of the asset group are adjusted, if necessary, based on the results of the long-lived assets impairment test prior to testing goodwill.

Long-lived assets with finite lives are amortized over their respective estimated useful lives and are reviewed for impairment if an event occurs or circumstances change that would indicate the carrying value may not be recoverable through future operations. In determining the fair value of the asset group, we used a discounted cash flow analysis using the income approach. The significant estimates and assumptions used in determining the fair value of the asset group are similar to the significant estimates and assumptions used in determining the fair value of our reporting units.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 13 – Debt and Finance Obligations for the estimated fair value of debt obligations.

Convertible Preferred Stock

Shares of convertible preferred stock are recorded based on proceeds received net of costs on the date of issuance. Dividends paid-in-kind increase the redemption value of the preferred stock. Redeemable preferred stock (including preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as mezzanine equity and is reported between liabilities and stockholders’ equity in the Consolidated Balance Sheets. On December 31, 2024, all of the shares of outstanding Convertible Series A Preferred Stock, par value $0.01 per share (the “Convertible Preferred Stock”) were converted into approximately 6.7 million shares of our common stock. Refer to Note 17 – Common and Preferred Stock for additional information.

Noncontrolling Interests – Non-redeemable and Redeemable

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. We report non-redeemable noncontrolling interest within stockholders’ equity in the Consolidated Balance Sheets. The amount of consolidated net income or loss attributable to Pursuit and the non-redeemable noncontrolling interest is presented in the Consolidated Statements of Operations.

Noncontrolling interests with redemption features that are not solely within our control are considered to be redeemable noncontrolling interests, which are classified as mezzanine equity and is reported between liabilities and stockholders’ equity in the Consolidated Balance Sheets. Our redeemable noncontrolling interest related to our 56.4% equity ownership interest in Esja Attractions ehf. (“Esja”), which owns the Flyover Iceland attraction. The Esja shareholders agreement contained a put option that gave the minority Esja shareholders the right to sell (or “put”) their Esja shares to us based on a calculated formula within a predefined term. As of December 31, 2024, the Flyover Iceland attraction did not achieve the put option condition and such option expired. The redeemable noncontrolling interest owned by Esja was reclassified to non-redeemable noncontrolling interest and is presented within stockholders’ equity in the

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Balance Sheets. The amount of the net loss attributable to redeemable noncontrolling interests is recorded in the Consolidated Statements of Operations and the accretion of the redemption value is recorded as an adjustment to retained earnings/accumulated deficit and is included in our income (loss) per share. Refer to Note 24 – Noncontrolling Interests – Redeemable and Non-redeemable for additional information.

Foreign Currency Translation

Our foreign operations are in Canada and Iceland. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) (“AOCI”) in the Consolidated Balance Sheets. For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. We also have certain loans and leases in currencies other than the entity’s functional currency, which results in gains or losses as exchange rates fluctuate and are recorded in the Consolidated Statements of Operations.

Revenue Recognition

Revenue is measured based on a specified amount of consideration in a contract with a customer, net of commissions paid to customers and amounts collected on behalf of third parties. We recognize revenue when a performance obligation is satisfied by transferring control of a product or delivering the service to a customer.

Service revenue is derived through ticket revenue, rooms revenue, and transportation and other services. Product revenue is derived through food and beverage and retail sales. Revenue is recognized at the time services are performed or upon delivery of the product. Service revenue is recognized over time as the customer simultaneously receives and consumes the benefits, and product revenue is recognized at a point in time.

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

During 2024, we recorded an asset impairment charge of $3.8 million against the net book value of the Wilderness Kitchen. This loss was covered by our property insurance and accordingly, we recorded an offsetting impairment recovery of $3.8 million. We also recorded an impairment charge of $0.6 million against intangible assets (trademark and favorable lease) of the Wilderness Kitchen.

We incurred total costs at our properties affected by the Jasper wildfires of approximately $21.5 million, all of which are deemed probable of recovery through our insurance. During 2024, we received approximately $13 million in insurance proceeds as a partial settlement relating to the losses, of which $3.8 million was allocated to the charge for the Wilderness Kitchen and $9.2 million was allocated against the insurance receivable for costs incurred. As of December 31, 2024, the remaining balance in the insurance receivable of approximately $8.5 million represents costs that are deemed probable of recovery. We include the insurance receivable in “Other current assets” in the Consolidated Balance Sheets.

Share-Based Compensation

Share-based compensation costs related to all share-based payment awards are recognized and measured using the fair value method of accounting. These awards generally include restricted stock awards, restricted stock units, performance-based restricted stock units (“PSUs”), and stock options, and contain forfeiture and non-compete provisions. We issue share-based payment awards from shares held in treasury. Future vesting is generally subject to continued employment. Holders of share-based awards have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge, or otherwise encumber the stock, except to the extent restrictions have lapsed and in accordance with our insider trading policy.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

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
ASU 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

Amendment requires additional disclosure in the notes to the financial statements about specified expense categories including purchases of inventory, employee compensation, depreciation, and intangible asset amortization.

		1/1/2027	This new guidance will expand our footnote disclosures within the scope of this new standard with no impacts to our consolidated financial statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Standard	Description	Date of adoption	Effect on the financial statements
Standards Recently Adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Amendment expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.	1/1/2024	We adopted this new guidance in this 2024 Form 10-K. This new standard only impacts disclosures and did not have a material impact on our financial statements. Refer to Note 25 - Segment Information.

NOTE 2. REVENUE AND RELATED CONTRACT LIABILITIES

Contract Liabilities

A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer before transferring control of those goods or services. Our performance obligations are short-term in nature. They include the provision of a hotel room, an attraction admission, and a chartered or ticketed bus or van ride. We recognize revenue when the service has been provided or the product has been delivered. When we extend credit, payment terms are generally within 30 days and contain no significant financing components. We periodically receive customer deposits prior to transferring the related product or service to the customer. We record these deposits as a contract liability, which are recognized as revenue upon satisfaction of the related contract performance obligation(s). We include customer deposits in “Contract liabilities” in the Consolidated Balance Sheets. As of December 31, 2024, contract liabilities were $12.4 million, compared to $12.5 million as of December 31, 2023. The contract liabilities as of December 31, 2023 were primarily recognized in revenue during 2024.

Disaggregation of Revenue

The following tables disaggregate revenue by major service and product lines, timing of revenue recognition, and markets served:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Services:
Ticket revenue	$162,377	$143,362	$114,936
Rooms revenue	81,920	85,942	77,019
Transportation	11,788	13,440	12,460
Other	18,306	15,920	14,143
Total services revenue	274,391	258,664	218,558
Products:
Food and beverage	54,340	55,044	47,275
Retail operations	37,757	36,577	33,494
Total products revenue	92,097	91,621	80,769
Total revenue	$366,488	$350,285	$299,327

Timing of revenue recognition:
Services transferred over time	$274,391	$258,664	$218,558
Products transferred at a point in time	92,097	91,621	80,769
Total revenue	$366,488	$350,285	$299,327

Markets:
Banff Jasper Collection	$174,666	$183,709	$152,863
Alaska Collection	43,799	40,014	39,434
Glacier Park Collection	65,620	60,104	57,760
Flyover Attractions	35,753	29,626	24,445
Sky Lagoon	46,650	36,832	24,825
Total revenue	$366,488	$350,285	$299,327

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. SHARE-BASED COMPENSATION

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Viad Corp Omnibus Incentive Plan, as amended (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. As of December 31, 2024, there were 710,023 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation expense:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Performance-based restricted stock units	$4,498	$2,956	$555
Restricted stock awards and restricted stock units	6,143	4,549	4,645
Stock options	528	1,471	2,587
Share-based compensation expense before income tax	11,169	8,976	7,787
Income tax benefit(1)	(153)	(126)	(114)
Share-based compensation expense, net of income tax	$11,016	$8,850	$7,673
(1)
The income tax benefit amount for all periods primarily reflects the tax benefit associated with our Canadian-based employees. Refer to Note 19 – Income Taxes.

We recorded no share-based compensation expense through restructuring charges in 2024, 2023 or 2022. No share-based compensation costs were capitalized during 2024, 2023, or 2022.

Performance-based Restricted Stock Units

PSUs are tied to our stock price and/or the expected achievement of certain performance-based criteria. The vesting of PSUs is based upon the achievement of the performance-based criteria over a three-year period. We account for PSUs that will be settled in shares of our common stock as equity-based awards. We measure share-based compensation expense of equity-based awards at fair value on the grant date on a straight-line basis over the vesting period. The estimated number of units to be achieved is updated each reporting period.

In 2024, PSUs granted in 2021 and 2022 vested, resulting in a total payout of $3.0 million in shares. In 2023, PSUs granted in 2020 vested; however, as performance metrics were not achieved, no awards were paid. In 2022, PSUs granted in 2019 vested and we paid $0.4 million in cash. No PSUs were paid in shares in 2022.

As of December 31, 2024, the unamortized cost of outstanding equity-based PSUs was $6.9 million, which we expect to recognize over a weighted-average period of approximately 1.5 years.

The following table summarizes the activity of the outstanding PSU awards:

	Equity-Based PSUs
	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	284,193	$34.62
Granted(1)	151,967	$57.82
Vested	(73,919)	$32.89
Forfeited(1)	(89,600)	$40.06
Balance at December 31, 2024	272,641	$46.23
(1)
Includes adjustments for estimated achievement of performance-based criteria.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As of December 31, 2024, the unamortized cost of outstanding equity-based restricted stock units was $4.9 million, which we expect to recognize over a weighted-average period of approximately 1.1 years. We withheld 125,200 shares for $5.1 million during 2024, 48,039 shares for $1.5 million during 2023, and 43,887 shares for $1.4 million during 2022 related to tax withholding requirements on vested share-based awards.

We no longer have liability-based restricted stock units. In 2023, 2,260 liability-based restricted stock units vested, and we paid $0.1 million in cash, and in 2022, 3,709 restricted stock units vested, and we paid $0.1 million in cash.

The following table summarizes the activity of the outstanding equity-based restricted stock awards and restricted stock units:

	Equity-Based Restricted Stock Awards		Equity-Based Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	270	$39.28	448,993	$31.18
Granted	—	$—	191,026	$38.37
Vested	(270)	$39.28	(333,125)	$31.73
Forfeited	—	$—	(34,526)	$33.60
Balance at December 31, 2024	—	$—	272,368	$35.24

Stock Options

We grant non-qualified stock options that are performance-based, as well as non-qualified stock options that are service-based. The performance-based awards are recognized on a straight-line basis over the respective performance period, and the underlying shares expected to be settled are adjusted each reporting period based on estimated future achievement of the respective performance metrics. The service-based awards are recognized on a straight-line basis over the requisite service period on a graded-vesting schedule ranging from one to three years. We did not grant any stock options during 2024 or 2023.

The following table summarizes stock options outstanding and exercisable as of December 31, 2024:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$21.85	54,150	0.24	$21.85	54,150	$21.85
$33.96	233,970	3.33	$33.96	172,243	$33.96
$44.80	137,858	2.68	$44.80	137,858	$44.80
$21.85 - $44.80	425,978	2.73	$35.93	364,251	$36.26

The aggregate intrinsic value of stock options outstanding at December 31, 2024 was $3.1 million, which represents the difference between our closing stock price at the end of the reporting period and the exercise price, multiplied by the number of in-the-money stock options. The aggregate intrinsic value of options exercisable at December 31, 2024 was $2.6 million.

As of December 31, 2024 and 2023, the total unrecognized compensation cost related to non-vested stock option awards was $0.1 million and $0.6 million, respectively. We expect to recognize such costs over a weighted-average period of approximately 0.2 years.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. ACQUISITIONS

2024 Acquisitions

Jasper SkyTram

On December 31, 2024, we acquired 100% of the equity interests in the Jasper SkyTram attraction in Jasper National Park for total cash consideration of $23.7 million Canadian dollars (approximately $16.5 million U.S. dollars), which includes a renewable long-term lease with Parks Canada, with nearly 30 years remaining. The Jasper SkyTram ascends 2,263 meters (8,081 feet) up Whistlers Mountain while taking in 360-degree national park views. On-site amenities include an interpretive boardwalk, easy access to hiking trails, and light culinary offerings.

The following table summarizes the preliminary allocation of the aggregate purchase price and amounts of assets acquired based upon the estimated fair value at the date of acquisition.

(in thousands)
Purchase price paid as:
Cash	$16,129
Holdback	347
Purchase price	16,476

Fair value of net assets acquired:
Property and equipment	1,947
Intangible assets	13,764
Total assets acquired	15,711
Excess purchase price over fair value of net assets acquired (“goodwill”)	$765

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values. The excess purchase price over the fair value of net assets acquired was recorded as “Goodwill.” Goodwill is included in the Banff Jasper Collection reporting unit. The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to future growth opportunities when combined with our other businesses. Goodwill is deductible for tax purposes.

Following are details of the purchase price allocated to the intangible assets acquired for the Jasper SkyTram:

(in thousands)	Amount	Weighted Average Life
Operating licenses	13,555	33 years
Trade name	209	5 years
Total	$13,764	33 years

Transaction costs associated with the acquisition were $0.4 million during 2024, which are included in “Costs of services” in the Consolidated Statements of Operations. We included these assets in the consolidated financial statements from the date of acquisition.

Pro forma information is not presented as revenue and the operating results of Jasper SkyTram, as if the acquisition occurred on January 1, 2024, was not material to our consolidated financial statements for the year ended December 31, 2024.

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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

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

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value of net assets acquired was recorded as “Goodwill.” The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to future growth opportunities when combined with our other businesses. Goodwill is deductible for tax purposes. We included these assets in the Consolidated Balance Sheets from the date of acquisition.

Following are details of the purchase price allocated to the intangible assets acquired for the Glacier Raft Company:

(in thousands)	Amount	Weighted Average Life
Customer relationships	$1,800	12 years
Operating licenses	1,300	17 years
Trade name	300	8 years
Total	$3,400	14 years

Transaction costs associated with the acquisition were $0.2 million in 2022, which are included in “Costs of services” in the Consolidated Statements of Operations. The results of operations of Glacier Raft Company have been included in the consolidated financial statements from the date of acquisition. Pro forma information is not presented as revenue and the operating results of Glacier Raft Company, as if the acquisition occurred on January 1, 2022, was not material to our consolidated financial statements for the year ended December 31, 2022.

NOTE 5. DISCONTINUED OPERATIONS

On October 20, 2024, Pursuit (formerly known as Viad Corp) entered into a Purchase Agreement with Truelink Capital, pursuant to which Truelink Capital agreed to purchase all of the outstanding equity interests held by the Company in its subsidiaries comprising the GES Business. On December 31, 2024, we completed the sale of the GES Business to Truelink Capital and relaunched as Pursuit Attractions and Hospitality, Inc., a standalone attractions and hospitality company with a singular focus on delivering unforgettable experiences in iconic destinations.

We determined that the sale of the GES Business met the criteria under ASC 205-20 to be classified as a discontinued operation as the sale represents a strategic shift that will have a significant effect on our operations and financial results. Accordingly, the Consolidated Statements of Operations and Consolidated Balance Sheets have been adjusted for all prior periods to reflect the GES Business as discontinued operations.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the results of the GES Business presented within discontinued operations in the Consolidated Statements of Operations:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue:
Services	$849,937	$747,562	$693,482
Products	149,198	140,833	134,502
Total revenue	999,135	888,395	827,984
Costs and expenses:
Costs of services	795,893	702,964	654,658
Costs of products	133,979	125,754	123,676
Gain on sale of business	(421,891)	204	(19,637)
Interest expense, net(1)	39,059	42,015	30,827
Other expense, net	7,077	688	788
Restructuring (recoveries) charges	(416)	975	2,975
Impairment charges	—	—	583
Total costs and expenses	553,701	872,600	793,870
Income from discontinued operations before income taxes	445,434	15,795	34,114
Income tax expense	20,662	5,870	4,258
Income from discontinued operations of the GES Business	$424,772	$9,925	$29,856
Income (loss) from discontinued operations of previously sold operations	831	(822)	148
Income from discontinued operations	$425,603	$9,103	$30,004

(1)
On December 31, 2024, in connection with the sale of the GES Business, we terminated and repaid in full all outstanding obligations (approximately $393 million) due under our previous $500 million credit facility with Bank of America, N.A. as administrative agent (the “2021 Credit Facility”) and all related liens and security interests were terminated, discharged and released. In accordance with ASC 205-20, we elected to allocate interest expense to discontinued operations for the 2021 Credit Facility and the related debt issuance costs that were not directly attributable to the GES Business. All of the interest expense and related debt issuance costs of the $400 million term loan were allocated to discontinued operations, and interest expense and debt issuance costs related to the $170 million revolving credit facility were allocated based on a ratio of net assets of the GES Business to the sum of our consolidated net assets and consolidated debt. We allocated interest expense to discontinued operations of $39.1 million in 2024, $42.4 million in 2023, and $30.6 million in 2022.

We incurred transaction costs of $14.9 million in connection with the sale of the GES Business during the year ended December 31, 2024, which are included in “Cost of services” in the Consolidated Statements of Operations as discontinued operations. These costs primarily include third-party advisory, consulting, legal, and professional fees.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the assets and liabilities of the discontinued operations:

December 31,
(in thousands)	2023
Assets
Current assets
Cash and cash equivalents	$25,269
Accounts receivable, net	119,807
Inventories	681
Current contract costs	20,202
Prepaid insurance	25
Other current assets	11,088
Total current assets of discontinued operations	177,072
Property and equipment, net	38,241
Other investments and assets	12,461
Operating lease right-of-use assets	75,054
Deferred income taxes	1,826
Other intangible assets, net	1,120
Total non-current assets of discontinued operations	128,702
Total assets of discontinued operations	$305,774

Current liabilities
Accounts payable	$62,671
Contract liabilities	40,517
Accrued compensation	21,736
Operating lease obligations	14,078
Other current liabilities	30,430
Current portion of debt and finance obligations	1,785
Total current liabilities of discontinued operations	171,217
Long-term debt and finance obligations	2,129
Pension and postretirement benefits	641
Long-term operating lease obligations	68,070
Other deferred items and liabilities	28,038
Total non-current liabilities of discontinued operations	98,878
Total liabilities of discontinued operations	$270,095

The GES Business’ depreciation was $11.2 million during 2024, $9.2 million during 2023, and $11.9 million during 2022. The GES Business’ intangible asset amortization expense was $3.3 million during 2024, $3.9 million during 2023, and $4.4 million during 2022. The GES Business’ capital expenditures were $18.5 million during 2024, $13.6 million during 2023, and $10.3 million during 2022.

NOTE 6. INVENTORIES

The components of inventories consisted of the following:

	December 31,
(in thousands)	2024	2023
Finished goods	$9,983	$9,472
Inventories	$9,983	$9,472

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31,
(in thousands)	2024	2023
Deferred proceeds from sale of GES Business	$25,000	$—
Insurance receivable	8,806	—
Restricted cash	6,355	2,912
Prepaid taxes	2,386	10
Prepaid vendor payments	1,708	1,444
Prepaid software maintenance	353	323
Income tax receivable	10	670
Prepaid project deposit(1)	—	3,699
Prepaid other	1,279	484
Other	1,710	1,144
Other current assets	$47,607	$10,686

(1) Prepaid project deposit represented a payment towards the Jasper SkyTram, which we acquired on December 31, 2024. Refer to Note 4 – Acquisitions for additional information.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
(in thousands)	2024	2023
Land and land interests(1)	$31,332	$30,281
Buildings and leasehold improvements	436,815	423,613
Equipment and other	258,677	272,233
Gross property and equipment	726,824	726,127
Accumulated depreciation	(248,691)	(224,551)
Property and equipment, net (excluding finance leases)	478,133	501,576
Finance lease ROU assets, net	48,103	53,074
Property and equipment, net	$526,236	$554,650
(1)
Land and land interests include certain leasehold interests in land for which we are considered to have perpetual use rights. The carrying value of these leasehold interests was $8.2 million as of December 31, 2024 and $8.1 million as of December 31, 2023. These land interests are not subject to amortization.

Depreciation expense was $38.4 million during 2024, $33.0 million during 2023, and $31.1 million during 2022.

Accounts payable and accrued liabilities related to the addition of property and equipment was $6.9 million as of December 31, 2024 and $3.3 million as of December 31, 2023. Capitalized interest was $0.7 million during 2024 and $2.1 million during 2023, which was primarily related to the development of our Flyover Chicago attraction.

On July 2, 2019, we executed a facility lease with the intent of building a new Flyover attraction, Flyover Canada Toronto. Effective August 6, 2024, this facility lease was terminated. During 2024, we recorded an asset impairment charge of $5.5 million related to site-specific engineering plans developed for this attraction.

On July 24, 2024, our Wilderness Kitchen was lost to the Jasper wildfires. During 2024, we recorded an asset impairment charge of $3.8 million against the net book value of the Wilderness Kitchen. This loss is covered by our property insurance and accordingly, we recorded an offsetting impairment recovery of $3.8 million. Refer to Note 1 – Overview and Summary of Significant Accounting Policies - Insurance Recoveries for additional information.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We periodically evaluate the recoverability of other long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator related to long-lived assets is identified, or if other circumstances indicate an impairment may exist, we perform an assessment to determine if an impairment loss should be recognized. This assessment includes a recoverability test to identify if the expected future undiscounted cash flows are less than the carrying value of the related assets. If the results of the recoverability test indicate that expected future undiscounted cash flows are less than the carrying value of the related assets, we perform a measurement of impairment and we recognize any carrying value in excess of fair value as an impairment. As a result of lower than anticipated operating results associated with our Flyover attractions reporting unit, we determined that indicators of impairment were present. During 2024, we determined that the carrying value of certain assets at our Las Vegas Flyover attraction asset group were not recoverable and were in excess of fair value and we recorded an impairment charge of $21.7 million against property and equipment and an impairment charge of $0.5 million against finance lease ROU assets.

NOTE 9. OTHER INVESTMENTS AND ASSETS

Other investments and assets consisted of the following:

	December 31,
(in thousands)	2024	2023
Other mutual funds	$5,258	$4,271
Self-insured liability receivable	1,231	—
Other	328	315
Other investments and assets	$6,817	$4,586

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The changes in the carrying value of goodwill are as follows:

(in thousands)
Balance at December 31, 2022	$121,429
Foreign currency translation adjustments	2,436
Other(1)	41
Balance at December 31, 2023	123,906
Goodwill impairment	(14,003)
Foreign currency translation adjustments	(7,347)
Acquisition of Jasper SkyTram	765
Balance at December 31, 2024	$103,321

(1)
Represents a purchase accounting measurement period adjustment related to the Glacier Raft Company acquisition.

The following table summarizes the remaining goodwill by reporting unit:

	December 31,
(in thousands)	2024	2023
Pursuit:
Banff Jasper Collection	$59,546	$63,829
Alaska Collection	3,184	3,184
Glacier Park Collection	16,828	16,828
Flyover Attractions	23,763	40,065
Total Goodwill	$103,321	$123,906

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

use a discounted expected future cash flow methodology (income approach) to estimate the fair value of our reporting units for purposes of goodwill impairment testing.

As a result of our most recent impairment analysis performed as of October 31, 2024, and subsequent to the long-lived asset impairment of our Las Vegas Flyover attraction asset group, we recorded a non-cash goodwill impairment charge of $14.0 million associated with our Flyover attractions reporting unit. We recorded an income tax benefit of $2.8 million related to this goodwill impairment charge. No impairment existed for our remaining reporting units with reported goodwill. The excess of the estimated fair value over the carrying value for our reporting units with reported goodwill (expressed as a percentage of the carrying value) under step one of the impairment test for the Banff Jasper Collection and the Alaska Collection was significant and Glacier Park Collection was 11%.

We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated cash flows and discount rates. If our adjusted expectations of the operating results of our reporting units do not materialize, or the discount rate increases (based on increases in interest rates, market rates of return or market volatility), it is possible that we may be required to record additional goodwill impairment charges in the future, which may be material.

Our accumulated goodwill impairment was $20.2 million as of December 31, 2024 and $6.2 million as of December 31, 2023.

Other Intangible Assets

Other intangible assets consisted of the following:

		December 31, 2024			December 31, 2023
(in thousands)	Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	9.4	$5,475	$(2,453)	$3,022	$7,401	$(3,770)	$3,631
Operating contracts and licenses	25.8	52,697	(5,505)	47,192	40,324	(4,692)	35,632
In-place lease	31.8	13,588	(2,069)	11,519	14,754	(1,842)	12,912
Tradenames	3.8	4,992	(2,920)	2,072	5,667	(4,121)	1,546
Other	0.9	10	(9)	1	787	(200)	587
Total amortized intangible assets		76,762	(12,956)	63,806	68,933	(14,625)	54,308
Indefinite-lived intangible assets:
Business licenses		560	—	560	569	—	569
Other intangible assets		$77,322	$(12,956)	$64,366	$69,502	$(14,625)	$54,877

Intangible asset amortization expense (excluding amortization expense of ROU assets) was $2.5 million during 2024, $2.9 million during 2023, and $3.0 million during 2022.

On July 24, 2024, Pursuit’s Wilderness Kitchen was lost to the Jasper wildfires. During 2024, we recorded an impairment charge of $0.6 million against intangible assets (trademark and favorable lease) of the Wilderness Kitchen. Refer to Note 1 – Overview and Summary of Significant Accounting Policies - Insurance Recoveries for additional information.

During 2024, we determined that the carrying value of certain assets at our Las Vegas Flyover attraction asset group were not recoverable and were in excess of fair value and we recorded an impairment charge of $0.2 million against intangible assets (customer relationships).

At December 31, 2024, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
2025	$2,987
2026	2,956
2027	2,582
2028	2,561
2029	2,450
Thereafter	50,270
Total	$63,806

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Continuing operations:
Accrued concession fees	$6,525	$6,779
Income taxes payable	3,052	5,143
Accrued restructuring	2,590	—
Current portion of pension and postretirement liabilities	2,256	1,310
Other	4,103	312
Total continuing operations	18,526	13,544
Discontinued operations:
Self-insured liability	237	121
Environmental remediation liabilities	31	25
Taxes payable	8,437	—
Other	1,701	1,000
Total discontinued operations	10,406	1,146
Total other current liabilities	$28,932	$14,690

NOTE 12. OTHER DEFERRED ITEMS AND LIABILITIES

Other deferred items and liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Continuing operations:
Foreign deferred tax liability	$23,230	$28,234
Accrued compensation	6,198	5,627
Self-insured liability	1,097	782
Other	1,150	1,605
Total continuing operations	31,675	36,248
Discontinued operations:
Environmental remediation liabilities	1,067	2,140
Self-insured liability	367	1,562
Total discontinued operations	1,434	3,702
Total other deferred items and liabilities	$33,109	$39,950

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. DEBT AND FINANCE OBLIGATIONS

The components of debt and finance obligations consisted of the following:

	December 31,
(in thousands, except interest rates)	2024	2023
2021 Credit Facility - Term Loan B, 10.5% interest rate at December 31, 2023	$—	$321,000
2021 Credit Facility - Revolving Credit Facility, 8.5% interest rate at December 31, 2023	—	57,000
Jasper Term Loan, 6.5% interest rate at December 31, 2024 and 2023, due through 2028	11,583	12,655
Jasper Revolving Credit Facility, 9.5% interest rate at December 31, 2023, due through 2028(1)	—	3,020
Flyover Iceland Credit Facility, 8.4% interest rate at December 31, 2024 and 8.9% interest rate at December 31, 2023, due through 2029(1)	3,434	4,049
Flyover Iceland Term Loans, 13.8% interest rate at December 31, 2023(1)	—	475
Less unamortized debt issuance costs	(271)	(9,453)
Total debt	14,746	388,746
Finance lease obligations, 9.2% weighted-average interest rate at December 31, 2024 and 2023, due through 2067	58,567	60,015
Total debt and finance obligations(2)(3)	73,313	448,761
Current portion	(1,870)	(6,586)
Long-term debt and finance obligations	$71,443	$442,175
(1)
Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs, commitment fees, or any expense or income related to the Interest Rate Cap as discussed in Note 14 - Derivative.
(2)
The weighted-average interest rate on total debt (including unamortized debt issuance costs and commitment fees) was 8.8% for 2024, 9.9% for 2023 and 9.3% for 2022 The estimated fair value of total debt and finance leases was $70.6 million as of December 31, 2024 and $345.9 million as of December 31, 2023. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 15 – Fair Value Measurements for additional information.
(3)
Cash paid for interest on debt was $45.8 million during 2024, $47.3 million during 2023, and $34.1 million during 2022.

2021 Credit Facility

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

On December 31, 2024, in connection with the sale of the GES Business (as further discussed in Note 5 – Discontinued Operations), we terminated and repaid in full all outstanding obligations (approximately $393 million) due under the 2021 Credit Facility and all related liens and security interests were terminated, discharged and released.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Jasper Credit Facility

Effective May 16, 2023, we entered into a $27.0 million Canadian dollar (approximately $20.0 million U.S. dollars) credit facility (the “Jasper Credit Facility”). The Jasper Credit Facility provides for a $17.0 million Canadian dollar term loan (“Jasper Term Loan”) and a $10.0 million Canadian dollar revolving credit facility (“Jasper Revolving Credit Facility”). The Jasper Credit Facility matures on January 31, 2028.

The Jasper Revolving Credit Facility carries financial covenants as follows:

•
Maintain a pre-compensation fixed-charge coverage ratio of not less than 1.30 to 1.00; and
•
Maintain a post-compensation fixed-charge coverage ratio of not less than 1.10 to 1.00.

As of December 31, 2024, both the pre-compensation and post-compensation fixed-charge coverage ratios were 2.07 to 1.00, and we were in compliance with all covenants under the Jasper Credit Facility.

Jasper Term Loan

The proceeds of the Jasper Term Loan reflect the outstanding balance under our prior Forest Park construction loan facility at the time it was converted to the Jasper Term Loan of $16.8 million Canadian dollars. The Jasper Term Loan bears interest at a 6.5% fixed rate.

Jasper Revolving Credit Facility

The proceeds of the Jasper Revolving Credit Facility are used to fund capital improvements. As of December 31, 2024, capacity remaining under the Jasper Revolving Credit Facility was $10.0 million Canadian dollars (approximately $7.0 million U.S. dollars). The Jasper Revolving Credit Facility bears interest at the Canadian Prime Rate plus 2.25%.

Flyover Iceland Credit Facility

Effective February 15, 2019, Flyover Iceland ehf., (“Flyover Iceland”) a wholly-owned subsidiary of Esja, entered into a credit agreement with a €5.0 million (approximately $5.6 million U.S. dollars) credit facility (the “Flyover Iceland Credit Facility”) with an original maturity date of March 1, 2022. The loan proceeds were used to complete the development of the Flyover Iceland attraction. The loan bears interest at the three month Euro Interbank Offered Rate (“EURIBOR”) plus 5.5%.

Flyover Iceland entered into an addendum effective December 1, 2021 wherein the principal payments were deferred for twelve months beginning December 1, 2021, with equal quarterly principal payments due beginning December 1, 2022 and the maturity date was extended to September 1, 2027.

On February 27, 2024, Flyover Iceland reached an agreement to amend and extend the Flyover Iceland Credit Facility, wherein the principal payments were deferred for six months beginning March 1, 2024, with equal quarterly principal payments due beginning September 1, 2024 and a maturity date of September 1, 2029. The amended terms also include a modification of the financial covenants and an adjustment of the interest rate to three month EURIBOR plus 5.5%, decreasing to 4.9% once Flyover Iceland’s leverage ratio is below 4.00 to 1.00.

Flyover Iceland Term Loans

During 2020, Flyover Iceland entered into three term loans totaling ISK 90.0 million (approximately $0.7 million U.S. dollars) (the “Flyover Iceland Term Loans”). The first term loan for ISK 10.0 million was entered into effective October 15, 2020 and matured and was repaid in full on April 1, 2023. The second term loan for ISK 30.0 million was entered into effective October 15, 2020 and matured and was repaid in full on October 1, 2024. The third term loan for ISK 50.0 million was entered into effective December 29, 2020 with an original maturity date of February 1, 2023, which was extended to February 1, 2024 by way of a subsequent amendment. On February 27, 2024, Flyover Iceland reached an agreement with its lender to refinance the ISK 50.0 million loan with a new ISK 50.0 million term loan, which was repaid on August 1, 2024.

2025 Credit Agreement

On January 3, 2025, we entered into a Credit Agreement (the “2025 Credit Agreement”), along with Brewster Inc., an Alberta corporation and a co-borrower. The Credit Agreement provides for a $200 million revolving credit facility (the “2025 Revolving Credit Facility”), available in U.S. dollars, Canadian dollars, Euros and Pounds sterling, with a maturity of January 3, 2030. Proceeds from the 2025 Revolving Credit Facility will provide us with additional funds for operations, growth initiatives, acquisitions and other general corporate purposes. Refer to Note 27 – Subsequent Events for additional information.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future maturities

Aggregate annual maturities of debt (excluding finance obligations) as of December 31, 2024 are as follows:

(in thousands)	Credit Facilities
Year ending December 31,
2025	$987
2026	1,002
2027	1,018
2028	11,628
2029	382
Total	$15,017

The aggregate annual maturities and the related amounts representing interest on finance lease obligations are included in Note 22 – Leases and Other.

NOTE 14. DERIVATIVE

Interest Rate Cap

On January 4, 2023, we entered into an interest rate cap agreement with an effective date of January 31, 2023. The interest rate cap managed our exposure to interest rate increases on $300 million in SOFR-based borrowings under our prior 2021 Credit Facility and provided us with the right to receive payment if the one-month SOFR exceeded 5.0% (the “Strike Rate”). Beginning on February 28, 2023, we paid a fixed monthly deferred premium based on an annual rate of 0.3335% for the interest rate cap, which was to mature on January 31, 2025. On December 31, 2024, we terminated and repaid in full the 2021 Credit Facility, which led to the termination of the related interest rate cap. As a result of the termination, we reclassified the remaining balance in AOCI to “Interest expense, net” in the Consolidated Statements of Operations. We received gross proceeds from the interest rate cap of $0.8 million during 2024 and $0.5 million during 2023 when the one-month SOFR exceeded the Strike Rate.

We designated the interest rate cap as a cash flow hedge designed to hedge the variability of the SOFR-based interest payments on our prior 2021 Credit Facility. The interest rate cap was recorded in the Consolidated Balance Sheets at fair value. The fair value was determined using widely accepted valuation techniques and reflected the contractual terms of the interest rate cap including the price of the cap and the period to maturity. While there were no quoted prices in active markets, our calculation used observable market-based inputs, including interest rate curves. The interest rate cap was previously classified as Level 2 within the fair value hierarchy. Refer to Note 15 – Fair Value Measurements for the related fair value disclosures. Changes in the fair value of the interest rate cap were recorded in AOCI. Amounts accumulated in AOCI were reclassified to “Interest expense, net” in the Consolidated Statements of Operations when the hedged item affected earnings. We reclassified to interest expense, net approximately $1.1 million during 2024 and $0.8 million during 2023.

The fair value of the interest rate cap is as follows:

		December 31,	December 31,
(in thousands)	Classification	2024	2023
Derivatives designated as hedging instruments
Interest rate cap - short-term	Other current liabilities	$—	$443
Interest rate cap - long-term	Other deferred items and liabilities	—	45
Total derivatives designated as hedging instruments		$—	$488

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15. FAIR VALUE MEASUREMENTS

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value.

The fair value of assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds(1)	$5,258	$5,258	$—	$—
Total assets at fair value on a recurring basis	$5,258	$5,258	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds(1)	$4,271	$4,271	$—	$—
Total assets at fair value on a recurring basis	$4,271	$4,271	$—	$—
Liabilities:
Interest rate cap (2)	$488	$—	$488	$—
Total liabilities at fair value on a recurring basis	$488	$—	$488	$—
(1)
We include other mutual funds in “Other investments and assets” in the Consolidated Balance Sheets.
(2)
Refer to Note 14 – Derivative.

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. Refer to Note 13 – Debt and Finance Obligations for the estimated fair value of debt obligations.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. INCOME (LOSS) PER SHARE

The components of basic and diluted income (loss) per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Income (loss) from continuing operations	$(51,760)	$14,349	$(5,209)
Less: Net income attributable to non-redeemable noncontrolling interest	(6,557)	(7,836)	(2,323)
Less: Net loss attributable to redeemable noncontrolling interest	1,258	401	748
Net income (loss) from continuing operations attributable to Pursuit	(57,059)	6,914	(6,784)
Less: Allocation to participating securities	15,409	215	3,769
Convertible preferred stock dividends paid in cash	(7,801)	(7,801)	(7,801)
Adjustment to the redemption value of redeemable noncontrolling interest	—	—	(763)
Net loss from continuing operations allocated to Pursuit common stockholders (basic)	(49,451)	(672)	(11,579)
Income from discontinued operations, net of tax	425,603	9,103	30,004
Less: Allocation to participating securities	(101,112)	(2,208)	(7,369)
Net income from discontinued operations allocated to Pursuit common stockholders (basic)	324,491	6,895	22,635
Net income allocated to Pursuit common stockholders (basic)	$275,040	$6,223	$11,056
Add: Allocation to participating securities	—	—	—
Net income allocated to Pursuit common stockholders (diluted)	$275,040	$6,223	$11,056

Basic and diluted weighted-average outstanding common shares	21,419	20,855	20,589

Income (loss) per common share:
Basic:
Continuing operations	$(2.31)	$(0.03)	$(0.56)
Discontinued operations	15.15	0.33	1.10
Basic income attributable to Pursuit common stockholders:	$12.84	$0.30	$0.54
Diluted (1):
Continuing operations	$(2.31)	$(0.03)	$(0.56)
Discontinued operations	15.15	0.33	1.10
Diluted income attributable to Pursuit common stockholders:	$12.84	$0.30	$0.54

(1)
Diluted loss per share amount cannot exceed basic loss per share.

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Unvested restricted share-based awards	278	205	180
Unvested performance share-based awards	273	163	50
Stock options	173	380	278

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17. COMMON AND PREFERRED STOCK

Preferred Stock

We authorized two million shares of Junior Participating Preferred Stock and five million shares of Preferred Stock, none of which were outstanding on December 31, 2024.

Convertible Series A Preferred Stock

On August 5, 2020, we entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”), relating to the issuance of 135,000 shares of newly issued Convertible Preferred Stock, for an aggregate purchase price of $135 million or $1,000 per share. The $135 million issuance was offset in part by $9.2 million of expenses related to the capital raise.

On December 31, 2024, we effected the mandatory conversion (the “Conversion”) of all outstanding shares of the Convertible Preferred Stock into approximately 6.7 million shares of our common stock, par value $1.50 per share. Our right to effect the Conversion was achieved on December 6, 2024, as a result of our common stock exceeding a volume-weighted-average price in excess of $42.50 for 20 out of 30 consecutive trading days pursuant to the terms of the Certificate of Designations governing the Convertible Preferred Stock. Following the Conversion, we had approximately 28 million shares of common stock issued and outstanding.

The Convertible Preferred Stock carried a 5.5% cumulative quarterly dividend, which was payable in cash or in-kind at the Company’s option and was convertible at the option of the holders into shares of our common stock at a conversion price of $21.25 per share. During the years ended December 31, 2024, 2023 and 2022, $7.8 million of dividends were declared, all of which were paid in cash.

Common Stock Repurchases

Our Board of Directors previously authorized us to repurchase shares of our common stock from time to time at prevailing market prices. In March 2020, our Board of Directors suspended our share repurchase program. As of December 31, 2024, 546,283 shares remain available for repurchase under all prior authorizations. Additionally, we repurchase shares related to tax withholding requirements on vested restricted share-based awards. Refer to Note 3 – Share-Based Compensation.

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Unrealized Loss on Interest Rate Cap	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(42,983)	$(4,202)	$—	$(47,185)
Other comprehensive income (loss) before reclassifications	7,643	(119)	(489)	7,035
Amounts reclassified from AOCI, net of tax	—	(82)	(162)	(244)
Net other comprehensive income (loss)	7,643	(201)	(651)	6,791
Balance at December 31, 2023	$(35,340)	$(4,403)	$(651)	$(40,394)
Other comprehensive loss before reclassifications	(27,600)	(191)	—	(27,791)
Amounts reclassified from AOCI, net of tax	—	3,059	651	3,710
Net other comprehensive income (loss)	(27,600)	2,868	651	(24,081)
Balance at December 31, 2024	$(62,940)	$(1,535)	$—	$(64,475)

Amounts reclassified from AOCI that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 20 – Pension and Postretirement Benefits for additional information.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19. INCOME TAXES

We record current income tax expense for the amounts that we expect to report and pay on our income tax returns and deferred income tax expense for the change in the deferred tax assets and liabilities. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) that significantly changed United States tax law. One part of this Tax Act required us to pay a deemed repatriation tax of $5.2 million on our cumulative foreign earnings and profit. After application of tax payments and credits, $1.0 million of the liability remains outstanding as of December 31, 2024 and is due in 2025.

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Foreign	$18,702	$53,688	$21,830
United States	(64,137)	(26,410)	(21,324)
Income (loss) from continuing operations before income taxes	$(45,435)	$27,278	$506

Significant components of the income tax provision from continuing operations are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current:
United States:
Federal	$34	$83	$78
State	13	6	21
Foreign	9,524	13,138	3,981
Total current	9,571	13,227	4,080
Deferred:
United States:
Federal	(68)	—	45
State	(23)	—	—
Foreign	(3,155)	(298)	1,590
Total deferred	(3,246)	(298)	1,635
Income tax expense	$6,325	$12,929	$5,715

We are subject to income tax in the jurisdictions in which we operate. A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
(in thousands)	2024		2023		2022
Computed income tax expense (benefit) at statutory federal income tax rate	$(9,541)	21.0%	$5,730	21.0%	$105	20.8%
State income tax expense (benefit), net of federal benefit	(9)	0.0%	6	0.0%	21	4.2%
Remeasurement of deferred taxes due to change in tax rates	—	0.0%	110	0.4%	—	0.0%
Foreign tax rate differential	419	(0.9)%	938	3.4%	617	121.9%
Change in valuation allowance not included in other line items	15,660	(34.5)%	3,071	11.3%	3,610	713.4%
Write-off of tax attributes	—	0.0%	1,831	6.7%	—	0.0%
Other adjustments, net	(204)	0.4%	1,243	4.6%	1,362	269.2%
Income tax expense	$6,325	(13.9)%	$12,929	47.4%	$5,715	1129.4%

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of deferred income tax assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Tax credit carryforwards	$1,935	$3,005
Pension, compensation, and other employee benefits	9,767	8,258
Accrued liabilities and reserves	2,459	3,190
Net operating loss carryforwards	18,822	38,577
Leases	2,809	1,587
Deferral of United States interest deductions	14,644	20,194
Other deferred income tax assets	9,117	5,948
Total deferred tax assets	59,553	80,759
Valuation allowance	(43,558)	(72,531)
Foreign deferred tax assets included above	(2,454)	(1,309)
United States net deferred tax assets	13,541	6,919
Deferred tax liabilities:
Property and equipment	(23,053)	(21,170)
Goodwill and other intangible assets	(7,301)	(10,356)
Leases	(447)	(314)
Other deferred income tax liabilities	(8,305)	(3,593)
Total deferred tax liabilities	(39,106)	(35,433)
Foreign deferred tax liabilities included above	(25,565)	(28,514)
United States net deferred tax liabilities included above	(13,541)	(6,919)
United States net deferred tax assets (liabilities)	$—	$—

The net decrease in our valuation allowance of $29.0 million was primarily the result of the utilization of the domestic deferred tax assets to offset the book gain attributable to the GES Sale, offset by a net increase in the valuation allowance of $15.7 million primarily for losses incurred in jurisdictions with a valuation allowance. After utilization, we have $114.7 million of federal and state net operating losses, the majority of which can be carried forward indefinitely. As of December 31, 2024, we have $58.0 million of U.S. interest deductions deferred indefinitely under Section 163j of the Internal Revenue Service Code. We also have $1.4 million of foreign tax credits and general business credits carryforwards.

We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. In determining the recoverability of our deferred assets, we considered our cumulative loss incurred over the four-year period ended December 31, 2024, in each tax jurisdiction. Given the weight of objectively verifiable historical losses from our operations, we have recorded a valuation allowance on the net deferred tax assets in the United States and our Flyover operations in Iceland, including its $11.0 million net operating losses, and our remaining $8.8 million of tax losses attributable to our closed Flyover Toronto operations. The Flyover Iceland net operating losses (“NOLs”) maybe carried over for 10 years and some will begin expiring in 2028. Our Canadian NOLs may be carried over for 20 years and some will be expiring in 2040.

For the year ended December 31, 2024, we recorded $0.4 million expense associated with the applicable withholding tax on the distribution of unremitted earnings at Sky Lagoon. We have not recorded deferred taxes for withholding taxes on current unremitted earnings for certain subsidiaries in Canada, as there are no withholding taxes applied on the distributions of those current earnings in operations outside of the United States.

We exercise judgment in determining the income tax provision for positions taken on prior returns when the ultimate tax determination is uncertain. There were no uncertain positions recorded as of December 31, 2024, for the continuing operations after the sale of the GES Business.

Our 2019 through 2021 Canadian tax years for certain of our Canadian subsidiaries are currently being audited by the local taxing authorities. We do not anticipate any material adjustments for those years. United States federal tax years and various state tax years from 2020 through 2023 remain subject to income tax examinations by tax authorities. The tax years 2020 through 2023 remain subject to examination by various other foreign taxing jurisdictions.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We made $13.2 million of net cash payments during 2024 and $13.1 million during 2023. We paid $1.7 million in Iceland for our Sky Lagoon operations, with the remainder primarily to Canada and its provinces.

NOTE 20. PENSION AND POSTRETIREMENT BENEFITS

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

During 2024, we communicated the termination of the Giltspur, Inc. Employees’ Pension Plan, which was frozen in 1996, to applicable participants. The termination of the plan, which had $9.3 million in assets and $10.4 million in estimated obligations on a termination accounting basis as of December 31, 2024, is expected to be completed in the first half of 2025.

The components of net periodic benefit cost and other amounts of our pension plans recognized in other comprehensive income (loss) consist of the following:

	December 31,
(in thousands)	2024	2023	2022
Net periodic benefit cost:
Interest cost	$809	$845	$478
Expected return on plan assets	(161)	(126)	93
Amortization of prior service credit	(38)	(38)	—
Recognized net actuarial loss	332	291	444
Net periodic benefit cost	942	972	1,015
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	(746)	198	(3,409)
Reversal of amortization item:
Prior service credit (cost)	38	38	(518)
Net actuarial loss	(332)	(291)	(444)
Total recognized in other comprehensive income	(1,040)	(55)	(4,371)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(98)	$917	$(3,356)

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of net periodic benefit cost and other amounts of our postretirement benefit plans recognized in other comprehensive income (loss) consist of the following:

	December 31,
(in thousands)	2024	2023	2022
Net periodic benefit cost:
Service cost	$25	$21	$34
Interest cost	346	347	179
Amortization of prior service cost	75	114	89
Recognized net actuarial gain	(294)	(200)	(152)
Total expenses, net	152	282	150
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	(1,543)	125	(2,540)
Prior service credit (cost)	(433)	—	509
Reversal of amortization items:
Net actuarial gain	294	200	152
Prior service cost	(75)	(114)	(89)
Total recognized in other comprehensive income	(1,757)	211	(1,968)
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(1,605)	$493	$(1,818)

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2024	2023	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$11,420	$11,454	$5,834	$5,966	$7,699	$7,723
Service cost	—	—	—	—	25	21
Interest cost	534	555	275	290	346	347
Plan amendments	—	—	—	—	(433)	—
Actuarial adjustments	(564)	232	148	163	(1,495)	125
Benefits paid	(1,030)	(821)	(595)	(585)	(404)	(517)
Benefit obligation at end of year	10,360	11,420	5,662	5,834	5,738	7,699
Change in plan assets:
Fair value of plan assets at beginning of year	9,122	9,110	—	—	—	—
Actual return on plan assets	491	323	—	—	—	—
Company contributions	683	510	595	585	404	517
Benefits paid	(1,030)	(821)	(595)	(585)	(404)	(517)
Fair value of plan assets at end of year	9,266	9,122	—	—	—	—
Funded status at end of year	$(1,094)	$(2,298)	$(5,662)	$(5,834)	$(5,738)	$(7,699)

The net amounts recognized in the Consolidated Balance Sheets under the captions “Pension and postretirement benefits” and “Other current liabilities” as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2024	2023	2024	2023	2024	2023
Non-current assets	$—	$—	$—	$—	$—	$—
Other current liabilities	1,094	—	559	566	503	659
Non-current liabilities	—	2,298	5,103	5,268	5,235	7,040
Net amount recognized	$1,094	$2,298	$5,662	$5,834	$5,738	$7,699

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts recognized in AOCI as of December 31 are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Total	Total
(in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Net actuarial loss (gain)	$5,494	$6,695	$521	$400	$(2,013)	$(764)	$4,002	$6,331
Prior service (credit) cost	(441)	(480)	—	—	(8)	500	(449)	20
Subtotal	5,053	6,215	521	400	(2,021)	(264)	3,553	6,351
Less tax effect	—	—	—	—	—	—	—	—
Total	$5,053	$6,215	$521	$400	$(2,021)	$(264)	$3,553	$6,351

The fair value of the domestic plans’ assets by asset class are as follows:

		Fair Value Measurements at December 31, 2024
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,114	$5,114	$—	$—
Equity securities	3,327	3,327	—	—
Cash	825	825	—	—
Total	$9,266	$9,266	$—	$—

		Fair Value Measurements at December 31, 2023
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,205	$5,205	$—	$—
Equity securities	3,094	3,094	—	—
Cash	823	823	—	—
Total	$9,122	$9,122	$—	$—

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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans
2025	$10,762	$574	$517
2026	$—	$557	$546
2027	$—	$537	$537
2028	$—	$517	$527
2029	$—	$496	$513
2030-2034	$—	$2,134	$2,199

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

During 2024, we communicated the termination of the Retirement Plan for Management Employees of Brewster Inc, which was frozen in 2024, to applicable participants. The termination of the plan, which had $5.5 million in assets and $5.5 million in estimated obligations on a termination accounting basis as of December 31, 2024, is expected to be completed in the second half of 2025.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) included the following:

	December 31,
(in thousands)	2024	2023	2022
Net periodic benefit cost:
Service cost	$201	$176	$281
Interest cost	308	335	307
Expected return on plan assets	(315)	(330)	(375)
Recognized net actuarial loss	95	105	105
Settlement	—	—	594
Net periodic benefit cost	289	286	912
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (income) loss	(282)	5	(487)
Prior service credit	42	—	—
Net actuarial loss	(95)	(105)	(105)
Total recognized in other comprehensive income	(335)	(100)	(592)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(46)	$186	$320

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
(in thousands)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$6,262	$5,788	$868	$982
Service cost	201	176	—	—
Interest cost	270	288	37	47
Actuarial adjustments	(208)	374	25	(95)
Benefits paid	(406)	(505)	(85)	(86)
Plan amendments	42	—	—	—
Curtailments	(158)	—	—	—
Translation adjustment	(483)	141	(67)	20
Benefit obligation at end of year	5,520	6,262	778	868
Change in plan assets:
Fair value of plan assets at beginning of year	6,037	5,819	—	—
Actual return on plan assets	263	603	—	—
Company contributions	79	(17)	85	86
Benefits paid	(406)	(505)	(85)	(86)
Translation adjustment	(475)	137	—	—
Fair value of plan assets at end of year	5,498	6,037	—	—
Funded status at end of year	$(22)	$(225)	$(778)	$(868)

The net amounts recognized in the Consolidated Balance Sheets under the captions “Pension and postretirement benefits” and “Other current liabilities” as of December 31 were as follows:

	Funded Plans		Unfunded Plans
(in thousands)	2024	2023	2024	2023
Non-current assets	$—	$—	$—	$—
Other current liabilities	22	—	78	85
Non-current liabilities	—	225	700	783
Net amount recognized	$22	$225	$778	$868

Net actuarial losses and prior service credits for the foreign funded plans recognized in AOCI were $1.0 million ($0.8 million after-tax) as of December 31, 2024 and $1.5 million ($1.2 million after-tax) as of December 31, 2023. Net actuarial losses for the foreign unfunded plans recognized in AOCI were $0.2 million ($0.1 million after-tax) as of December 31, 2024 and $0.2 million ($0.1 million after-tax) as of December 31, 2023.

The fair value information related to the foreign pension plans’ assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$4,604	$4,604	$—	$—
Equity securities	811	811	—	—
Cash	83	83	—	—
Total	$5,498	$5,498	$—	$—

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$4,949	$4,949	$—	$—
Equity securities	1,042	1,042	—	—
Other	46	46	—	—
Total	$6,037	$6,037	$—	$—

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans
2025	$5,774	$80
2026	$—	$78
2027	$—	$77
2028	$—	$75
2029	$—	$72
2029-2033	$—	$319

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

The accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans
(in thousands)	2024	2023	2024	2023
Projected benefit obligation	$10,360	$11,420	$5,662	$5,834
Accumulated benefit obligation	$10,360	$11,420	$5,662	$5,834
Fair value of plan assets	$9,266	$9,122	$—	$—

	Foreign Plans
	Funded Plans		Unfunded Plans
(in thousands)	2024	2023	2024	2023
Projected benefit obligation	$5,520	$6,262	$778	$868
Accumulated benefit obligation	$5,520	$5,848	$778	$868
Fair value of plan assets	$5,498	$6,037	$—	$—

Contributions

In aggregate for both the domestic and foreign plans, we anticipate contributing $1.3 million to the funded pension plans, $0.7 million to the unfunded pension plans, and $0.5 million to the postretirement benefit plans in 2025.

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2024	2023	2024	2023	2024	2023	2024	2023
Discount rate	5.43%	4.94%	5.55%	4.94%	5.63%	4.98%	4.75%	4.60%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	2.63%

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-average assumptions used to determine net periodic benefit costs as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2024	2023	2024	2023	2024	2023	2024	2023
Discount rate	4.94%	5.13%	4.94%	5.13%	4.98%	5.17%	4.60%	5.08%
Expected return on plan assets	5.55%	5.55%	N/A	N/A	N/A	N/A	4.70%	4.58%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	2.63%

Other Employee Benefits

We match United States employee contributions to the 401(k) Plan with shares of our common stock held in treasury up to 100% of the first 3% of a participant’s salary plus 50% of the next 2%. The expense associated with our match was $0.7 million for 2024, $0.7 million for 2023, and $0.6 million for 2022.

NOTE 21. RESTRUCTURING CHARGES

We recorded restructuring charges in connection with certain reorganization activities. These charges primarily consist of severance and related benefits due to headcount reductions.

Changes to the restructuring liability by major restructuring activity are as follows:

(in thousands)	Severance & Employee Benefits
Balance at December 31, 2021	$26
Restructuring charges	84
Cash payments	(83)
Adjustment to liability	(15)
Balance at December 31, 2022	12
Restructuring charges	199
Cash payments	(213)
Adjustment to liability	2
Balance at December 31, 2023	—
Restructuring charges(1)	3,157
Cash payments	(55)
Adjustment to liability	—
Balance at December 31, 2024	$3,102

(1) Restructuring charges is primarily due to the transition of certain key positions as a result of the sale of the GES Business.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 22. LEASES AND OTHER

The balance sheet presentation of our operating and finance leases is as follows:

		December 31,
(in thousands)	Classification on the Consolidated Balance Sheet	2024	2023
Assets:
Operating lease assets	Operating lease ROU assets	$26,765	$34,720
Finance lease assets	Property and equipment, net	48,103	53,074
Total lease assets		$74,868	$87,794

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$3,084	$3,256
Finance lease obligations	Current portion of debt and finance obligations	883	957
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	36,336	38,039
Finance lease obligations	Long-term debt and finance obligations	57,684	59,058
Total lease liabilities		$97,987	$101,310

During 2024, we determined that the carrying value of certain assets at our Las Vegas Flyover attraction asset group were not recoverable and were in excess of fair value and we recorded an impairment charge of $5.1 million against operating lease ROU assets and an impairment charge of $0.5 million against finance lease ROU assets.

The components of lease expense consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023
Finance lease cost:
Amortization of ROU assets	$2,030	$2,054
Interest on lease liabilities	5,379	5,437
Operating lease cost	6,432	6,698
Short-term lease cost	3,016	3,045
Variable lease cost	124	93
Total lease cost, net	$16,981	$17,327

Other information related to operating and finance leases are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,646	$5,410
Operating cash flows from finance leases	$6,030	$5,952
Financing cash flows from finance leases	$3,021	$1,162
ROU assets obtained in exchange for lease obligations:
Operating leases	$2,407	$1,280

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	10.82	11.63
Finance leases	35.02	35.45
Weighted-average discount rate:
Operating leases	7.29%	7.39%
Finance leases	9.22%	9.20%

As of December 31, 2024, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2025	$5,815	$6,173	$11,988
2026	5,320	6,184	11,504
2027	5,099	6,063	11,162
2028	5,051	5,905	10,956
2029	5,078	5,905	10,983
Thereafter	33,115	168,600	201,715
Total future lease payments	59,478	198,830	258,308
Less: Amount representing interest	(20,058)	(140,263)	(160,321)
Present value of minimum lease payments	39,420	58,567	97,987
Current portion	3,084	883	3,967
Long-term portion	$36,336	$57,684	$94,020

As of December 31, 2024, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
2025	$1,881
2026	1,598
2027	937
2028	774
2029	647
Thereafter	1,414
Total minimum rents	$7,251

NOTE 23. LITIGATION, CLAIMS, CONTINGENCIES, AND OTHER

Litigation and Regulatory Proceedings

We are plaintiffs or defendants in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of December 31, 2024 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of December 31, 2024, we had recorded environmental remediation liabilities of $1.1 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

Guarantees

As of December 31, 2024, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of December 31, 2024 would be approximately $70.3 million. These guarantees relate to our leased equipment and facilities through December 2038. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

Following the sale of the GES Business, certain facility lease guarantees remained in place. Although Truelink has agreed to indemnify us for any lease obligations, if Truelink fails to make the required payments under the facility leases, we could be required to satisfy those obligations. Accordingly, we recorded a lease liability for the estimated fair value of the facility lease guarantees of $0.6 million, with a maximum remaining lease term through 2033.

NOTE 24. NONCONTROLLING INTERESTS – REDEEMABLE AND NON-REDEEMABLE

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership has increased to 56.4% as of December 31, 2024. Through Esja and its wholly-owned subsidiary, we operate the Flyover Iceland attraction.

The minority Esja shareholders had the right to sell (or “put”) their Esja shares to us based on a multiple of 5.0x EBITDA as calculated on the trailing 12 months from the most recently completed quarter before the put option exercise. The put option was only exercisable after August 2022 (the “Reference Date”), and in the event the Flyover Iceland attraction had earned a minimum of €3.25 million in unadjusted EBITDA during the most recent fiscal year and during the trailing 12-month period prior to exercise (the “Put Option Condition”). The put option was exercisable during a period of 12 months following the Reference Date (the “Option Period”) if the Put Option Condition had been met. If the Put Option Condition had not been met during the first Option Period, the Reference Date was extended for an additional 12 months up to three times. If the Put Option Condition was met during any of the Option Periods, yet the shares were not exercised prior to the end of the 12-month Option Period, the put option would expire. If the Flyover Iceland attraction had not achieved the Put Option Condition by December 31, 2024, the put option would expire. As of December 31, 2024, the Flyover Iceland attraction did not achieve the Put Option Condition and such option expired. The redeemable noncontrolling interest owned by Esja was reclassified to non-redeemable noncontrolling interest and is presented within stockholders’ equity in the Consolidated Balance Sheets.

The noncontrolling interest’s carrying value was determined by the fair value of the noncontrolling interest as of the acquisition date and the noncontrolling interest’s share of the subsequent net income or loss. This value was benchmarked against the redemption value of the sellers’ put option. The carrying value was adjusted to the redemption value, provided that it did not fall below the initial carrying value, as determined by the purchase price allocation. We made a policy election to reflect any changes caused by such an adjustment to retained earnings (accumulated deficit), rather than to current earnings (loss).

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in the redeemable noncontrolling interest are as follows:

(in thousands)
Balance at December 31, 2022	$4,956
Net loss attributable to redeemable noncontrolling interest	(401)
Foreign currency translation adjustment	178
Balance at December 31, 2023	4,733
Net loss attributable to redeemable noncontrolling interest	(1,258)
Reclassification to non-redeemable noncontrolling interest	(3,379)
Foreign currency translation adjustment	(96)
Balance at December 31, 2024	$—

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own.

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park Inc.	Brewster (1)	Sky Lagoon	Flyover Iceland	Total
Balance at December 31, 2022	$16,690	$55,702	$9,918	$—	$82,310
Net income attributable to non-redeemable noncontrolling interest	1,464	2,858	3,514	—	7,836
Distributions to noncontrolling interests	—	(721)	(2,005)	—	(2,726)
Foreign currency translation adjustments	5	1,269	494	—	1,768
Balance at December 31, 2023	$18,159	$59,108	$11,921	$—	$89,188
Net income attributable to non-redeemable noncontrolling interest	1,890	405	4,262	—	6,557
Contributions (distributions) from/to noncontrolling interests	—	149	(3,300)	—	(3,151)
Reclassification of redeemable noncontrolling interests	—	—	—	3,379	3,379
Foreign currency translation adjustments	(51)	(4,739)	(320)	—	(5,110)
Balance at December 31, 2024	$19,998	$54,923	$12,563	$3,379	$90,863
Equity ownership interest that we do not own	20%	40%	49%	43.6%
(1)
Includes Mountain Park Lodges and the Golden Skybridge at Brewster, part of the Banff Jasper Collection.

NOTE 25. SEGMENT INFORMATION

On December 31, 2024, we completed the sale of our GES Business (“GES Sale”). Prior to the GES Sale, our three operating segments comprised Pursuit, GES Exhibitions, and Spiro. GES Exhibitions and Spiro were referred to collectively as “GES.” As a result of the GES Sale, the operating results and cash flows for the GES Business have been classified as discontinued operations within the consolidated financial statements for all periods presented. Refer to Note 5 – Discontinued Operations for additional information. We are managed on a consolidated basis and accordingly we have a single operating segment as well as a single reportable segment. We derive our revenue through our collection of experiences including attractions and hospitality, along with integrated restaurants, retail, and transportation.

An operating segment is defined as a component of an enterprise that engages in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

Our CODM, who is our Chief Executive Officer, assesses performance of our single reportable segment and decides how to allocate resources based on income from continuing operations, which is also reported on the Consolidated Statements of Operations as “Income (loss) from continuing operations.” Our CODM uses net income from continuing operations to monitor actual results to our forecasted plan, which is used in assessing performance and in establishing management’s compensation. Our CODM is regularly provided with

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

only the consolidated expenses as presented in the Consolidated Statements of Operations, and accordingly, these expenses are considered to be significant expenses.

The accounting policies of our reportable segment are the same as those described in Note 1 - Overview and Summary of Significant Accounting Policies.

Additional information of our reportable segment is as follows:

	December 31,
(in thousands)	2024	2023	2022
Depreciation	$38,411	$33,022	$31,118
Amortization	$4,549	$4,907	$5,021
Capital expenditures	$56,231	$62,443	$56,905

Our CODM does not use a measure of segment assets to evaluate segment performance or in deciding how to allocate resources.

Geographic Areas

Our foreign operations from continuing operations are primarily in Canada and Iceland. Long-lived assets are attributed to domestic or foreign based principally on the physical location of the assets. Long-lived assets consist of “Property and equipment, net” and “Other investments and assets.” The table below presents the financial information by major geographic area:

	December 31,
(in thousands)	2024	2023	2022
Revenue:
United States	$119,528	$103,861	$99,816
Iceland	54,420	44,681	31,254
Canada	192,540	201,743	168,257
Total revenue	$366,488	$350,285	$299,327
Long-lived assets:
United States	$201,244	$203,332	$140,175
Iceland	55,445	56,639	55,204
Canada	276,364	299,265	288,843
Total long-lived assets	$533,053	$559,236	$484,222

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 26. SELECTED QUARTERLY FINANCIAL INFORMATION

As a result of the retrospective changes associated with the sale of the GES Business, which are reflected as discontinued operations for all periods presented, the following table sets forth selected unaudited consolidated quarterly financial information that have been adjusted to reflect these presentation changes:

	2024				2023
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$37,231	$101,201	$182,257	$45,799	$32,663	$88,474	$186,940	$42,208
Operating income (loss)(1)	$(23,815)	$12,654	$75,916	$(24,196)	$(19,097)	$9,828	$81,392	$(18,683)
Income (loss) from continuing operations	$(30,718)	$(408)	$46,813	$(67,447)	$(23,684)	$261	$61,816	$(24,044)
Income (loss) from discontinued operations	$4,475	$31,286	$9,051	$380,791	$2,294	$11,317	$(12,690)	$8,182
Income (loss) attributable to Pursuit	$(25,117)	$29,311	$48,615	$315,735	$(20,869)	$10,961	$41,271	$(15,346)
Diluted income (loss) per common share:(2)
Continuing operations attributable to Pursuit common stockholders	$(1.50)	$(0.14)	$1.33	$(2.31)	$(1.21)	$(0.08)	$1.87	$(1.22)
Discontinued operations attributable to Pursuit common stockholders	0.21	1.12	0.32	13.12	0.11	0.41	(0.46)	0.39
Net income (loss) attributable to Pursuit common stockholders	$(1.29)	$0.98	$1.65	$10.81	$(1.10)	$0.33	$1.41	$(0.83)
Basic income (loss) per common share:(2)
Continuing operations attributable to Pursuit common stockholders	$(1.50)	$(0.14)	$1.35	$(2.31)	$(1.21)	$(0.08)	$1.89	$(1.22)
Discontinued operations attributable to Pursuit common stockholders	0.21	1.12	0.33	13.12	0.11	0.41	(0.46)	0.39
Net income (loss) attributable to Pursuit common stockholders	$(1.29)	$0.98	$1.68	$10.81	$(1.10)	$0.33	$1.43	$(0.83)

(1) Represents revenue less costs of services and cost of products sold.

(2) The sum of quarterly income per share amounts may not equal annual income per share due to rounding.

NOTE 27. SUBSEQUENT EVENTS

New Ticker Symbol and Support Office

As a result of the sale of the GES Business and changing our name from Viad Corp to Pursuit Attractions and Hospitality, Inc., our common stock, par value $1.50 per share, which trades on the New York Stock Exchange, ceased trading under the ticker symbol “VVI” and commenced trading under the ticker symbol “PRSU” effective at the open of business on January 2, 2025. We also moved our support office to 1401 17th Street, Suite 1400, Denver, Colorado 80202.

2025 Credit Agreement

On January 3, 2025, we entered into the 2025 Credit Agreement, along with Brewster Inc., an Alberta corporation and a co-borrower. The 2025 Credit Agreement, which provides for the $200 million revolving 2025 Revolving Credit Facility, is available in U.S. dollars, Canadian dollars, Euros and Pounds sterling, with a maturity of January 3, 2030. Proceeds from the 2025 Revolving Credit Facility will provide us with additional funds for operations, growth initiatives, acquisitions and other general corporate purposes. The applicable margin on loans made under the 2025 Revolving Credit Facility is determined by reference to a total net leverage ratio-based pricing grid.

Jasper Wildfires Insurance Proceeds Update

Subsequent to December 31, 2024, we received additional partial settlement payments of approximately $3.9 million from the insurance company related to the Jasper wildfires. We are currently working with our insurance carriers to determine the extent of potential recoveries from our policies. Assessment of the full value of the loss is ongoing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Pursuit Attractions and Hospitality, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pursuit Attractions and Hospitality, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and mezzanine equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2025, expressed a qualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill, Other Intangible Assets, and Long-Lived Assets – Flyover Attractions and Glacier Park Collection reporting units and Las Vegas Flyover Attraction asset group – Refer to Notes 1, 8 and 10 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used a discounted expected future cash flow methodology to estimate the fair value of its reporting units, which requires management to make significant assumptions and estimates related to the discount rate and expected forecasts of future cash flows, including revenues and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins (“forecasts”). Changes in these assumptions and estimates could have a significant impact on either the fair value, the amount of goodwill impairment charge, or both. As of the October 31, 2024 annual testing date, the carrying value of the Flyover Attractions reporting unit was in excess of its estimated fair value, and as a result, the Company recorded an impairment charge of $14.0 million during the year ended December 31, 2024. The estimated fair value over the carrying value for the Glacier Park Collection reporting unit was 11%.

The Company’s long-lived assets are tested for impairment whenever events or changes in circumstances or operating results indicate that the carrying values of the long-lived assets might not be recoverable. The evaluation of the Las Vegas Flyover Attraction asset group for impairment required management to make significant assumptions and estimates related to the discount rate and forecasts. Changes in these assumptions and estimates could have a significant impact on either the fair value, the amount of asset impairment charge, or both. As of October 31, 2024, the sum of the undiscounted cash flows was less than the carrying value for the Las Vegas Flyover attraction asset group. The Company then determined the estimated fair value of the Las Vegas Flyover attraction asset group based upon a discounted cash flow analysis using the income approach. The carrying value of the Las Vegas Flyover Attraction asset group was in excess of its estimated fair value, and as a result, the Company recorded an asset impairment charge of $27.5 million. The estimated fair value over the carrying value for the Glacier Park Collection reporting unit was 11%.

Given the significant judgments made by management to estimate the fair value of the Flyover Attractions and Glacier Park Collection reporting units and the Las Vegas Flyover Attraction asset group, performing audit procedures to evaluate the reasonableness of management’s assumptions and estimates related to selection of the discount rates and forecasts required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the discount rates and forecasts used by management to estimate the fair value of the Flyover Attractions and Glacier Park Collection reporting units and the Las Vegas Flyover Attraction asset group included the following:

•
We tested the effectiveness of controls over management’s goodwill, intangible assets, and long-lived asset impairment evaluations, including those over the determination of the fair value of the reporting units and the Las Vegas Flyover Attraction asset group, such as the controls related to management’s selection of the discount rates and forecasts.
•
We evaluated management’s ability to accurately forecast future revenues and EBITDA margins by comparing actual results to management’s historical forecasts.
•
We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results of the Company, (2) internal communications to management, and (3) forecasted information included in industry reports of the Company.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies used and (2) discount rates, including testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Tempe, Arizona

March 17, 2025

We have served as the Company’s auditor since at least 1929; however, an earlier year could not be reliably determined.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2024.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting using the criteria described in the “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2024.

Based on our assessment, we concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to our audit of the effectiveness of our internal control over financial reporting, which appears on the following page of this 2024 Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Pursuit Attractions and Hospitality, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Pursuit Attractions and Hospitality, Inc. (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 17, 2025, expressed an unqualified opinion on those financial statements.

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

March 17, 2025

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, director nomination procedures, and the Audit Committee of our Board of Directors is included in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (the “Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Corporate Governance,” and “Delinquent Section 16(a) Reports” (if applicable), and are incorporated herein by reference. Information regarding our executive officers is located in Part I, “Other – Information about our Executive Officers” of this 2024 Form 10-K.

Our written code of ethics (the “Code of Ethics”), applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on our corporate website at https://investors.pursuitcollection.com/governance/governance-documents/default.aspx. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Ethics that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

We have adopted an insider trading policy, which governs the purchase, sale, and other dispositions of our securities by our directors, officers, and employees and is designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this 2024 Form 10-K.

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

Item 14. Principal AccountANT Fees and Services

Information regarding principal accountant fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement under the caption “Ratification of the Selection of Deloitte & Touche LLP as Our Independent Registered Public Accounting Firm for 2025” and is incorporated herein by reference.

PART IV

Item 15. Exhibits AND Financial Statement Schedules

(a)
Financial Statements and Schedules

See Index to Financial Statements and Financial Statement Schedule at Item 8 of this 2024 Form 10-K.

(b)
Exhibit Index

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

2.1		Equity Purchase Agreement, dated as of October 20, 2024, by and among Viad Corp and TL Voltron Purchaser, LLC.	8-K		2.1	10/21/2024

3.1		Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004 (SEC File No. 001-11015; SEC Film No. 04961107).	10-Q	6/30/2004	3.A	8/9/2004

3.2		Amendment to the Restated Certificate of Incorporation of Pursuit Attractions and Hospitality, Inc.	8-K		3.1	1/3/2025

3.3		Amended and Restated Bylaws of Pursuit Attractions and Hospitality, Inc.	8-K		3.2	1/3/2025

3.4		Certificate of Designations of 5.5% Series A Convertible Preferred Stock.	8-K		3.1	8/5/2020

4.1		Registration Rights Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		4.1	8/5/2020

4.2	*	Description of Pursuit Attractions and Hospitality, Inc.’s Securities.

10.1	+*	2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan, amended and restated effective May 24, 2022.

10.2	+	Form of Incentive Stock Option Agreement, effective as of August 26, 2020, pursuant to the 2017 Viad Corp Omnibus Incentive Award Plan.	10-Q	9/30/2020	10.7	11/6/2020

10.3	+	Form of Management Incentive Plan (MIP) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B4	2/28/2018

10.4	+	Form of Management Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Viad Corp Omnibus Incentive Plan, effective as of May 18, 2017.	10-K	12/31/2017	10.B5	2/28/2018

10.5	+	Form of Restricted Stock Units Agreement, by and between Viad Corp and each of Steven W. Moster and Ellen M. Ingersoll, dated February 16, 2021.	8-K		10.1	2/17/2021

10.6	+	Form of Restricted Stock Units Agreement - Non-Employee Directors (Crestview), effective as of February 24, 2022, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	10-Q	3/31/2022	10.3	5/6/2022

10.7	+	Form of Restricted Stock Units Agreement - Non-Employee Directors (Others), effective as of February 24, 2022, pursuant to the 2017 Corp Omnibus Incentive Plan.	10-Q	3/31/2022	10.4	5/6/2022

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.8	+	Form of Stock Option Agreement, effective as of August 26, 2020, pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	10-K	12/31/2022	10.B9	2/28/2023

10.9	+	Form of Restricted Stock Units Agreement, effective as of May 26, 2022, pursuant to the Amended and Restated 2017 Corp Omnibus Incentive Plan.	10-K	12/31/2022	10.B10	2/28/2023

10.10	+	Form of Restricted Stock Units Agreement, effective as of February 23, 2021, pursuant to the 2017 Corp Omnibus Incentive Plan.	10-K	12/31/2022	10.B11	2/28/2023

10.11	+	Form of Performance Stock Unit Agreement pursuant to the 2017 Viad Corp Omnibus Incentive Plan.	10-Q	3/31/2024	10.2	5/3/2024

10.12	+	Forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005.	8-K		10.B	8/29/2007

10.13	+	Form of Viad Corp Executive Severance Plan (Tier I-2013) effective as February 27, 2013.	8-K		10.B	3/5/2013

10.14	+	Amendment No. 1 to Viad Corp Executive Severance Plan (Tier I), effective as of February 26, 2014.	8-K		10	3/4/2014

10.15	+	Severance Agreement (No Change in Control) between Viad Corp and Derek P. Linde, effective as of June 3,2024.	8-K		10.1	6/3/2024

10.16	+	Offer Letter, dated as of October 20, 2024, between Viad and David Barry.	8-K		10.1	10/21/2024

10.17	+	Amended and Restated Severance Agreement (No Change in Control) by and between Viad Corp and David Barry, dated as of October 20, 2024.	8-K		10.2	10/21/2024

10.18	+	Form of Incentive Bonus Agreement.	8-K		10.3	10/21/2024

10.19	+	Severance Agreement (No Change in Control) between Viad Corp and Steven W. Moster, effective as of December 3, 2014.	8-K		10.B	12/5/2014

10.20		Transition Agreement, dated December 30, 2024, between Viad Corp and Steven W. Moster.	8-K		10.1	12/31/2024

10.21	+	Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A.	8-K		10.A	8/29/2007

10.22	+	Viad Corp Defined Contribution Supplemental Executive Retirement Plan, effective as of January 1, 2013.	8-K		10.E	3/5/2013

10.23	+	Executive Officer Pay Continuation Policy adopted February 7, 2007.	8-K		10.A	2/13/2007

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.24	+	Viad Corp Directors’ Matching Gift Program, effective as of February 18, 1999.	10-K	12/31/2018	10.H1	2/27/2019

10.25	+	Form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987.	10-K	12/31/2008	10.1	2/27/2009

10.26		Investment Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		10.1	8/5/2020

10.27		Stockholders Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		10.2	8/5/2020

10.28	+	Form of Indemnification Agreement.	8-K		10.4	8/5/2020

10.29	+	Form of Crestview Designee Indemnification Agreement.	8-K		10.5	8/5/2020

10.30	#	$500,000,000 Credit Agreement among Viad Corp, Bank of America, N.A., and other lenders party thereto, dated as of July 30, 2021.	8-K		10.1	8/2/2021

10.31		First Amendment, among the Company, the other loan parties party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends the Credit Agreement, dated as of July 30, 2021, among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto from time to time.	8-K		10.1	3/24/2022

10.32		Second Amendment, dated as of March 28, 2023, among the Company, the other loan parties thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends the Credit Agreement, dated as of July 30, 2021 (as amended by the First Amendment, dated as of March 23, 2022), among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto from time to time.	8-K		10.1	3/31/2023

10.33

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

			8-K		10.1	10/11/2023

10.34		Fourth Amendment, dated as of April 26, 2024, among the Company, Bank of America, N.A., and the lenders and letter	8-K		10.1	4/29/2024

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

of credit issuers party thereto from time to time, which amends the Credit Agreement, dated as of July 30, 2021 (as amended by the First Amendment, dated as of March 23, 2022, the Second Amendment, dated as of March 28, 2023, and the Third Amendment, dated as of October 6, 2023), among the Company, Bank of America, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto from time to time.

10.35		Canadian Benchmark Replacement Conforming Changes Amendment, dated June 28, 2024, to the Credit Agreement, dated as of July 30, 2021, among Viad Corp and Bank of America, N.A., as administrative agent.	10-Q	6/30/2024	10.1	8/7/2024

10.36	#	Credit Agreement, dated January 3, 2025, by and among Pursuit Attractions and Hospitality, Inc. and the lenders party thereto.	8-K		10.1	1/7/2025

19.1	*	Pursuit Attractions and Hospitality, Inc. Insider Trading Policy

21.1	*	List of Pursuit Attractions and Hospitality, Inc. Subsidiaries.

23.1	*	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-8 of its report contained in this Annual Report.

24.1	*	Power of Attorney signed by Pursuit Hospitality and Attractions, Inc. Directors.

31.1	*	Certification of Chief Executive Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	+	Incentive Compensation Recoupment Policy.	10-K	12/31/2023	97	3/1/24

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	***	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan or arrangement.

# Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K summary

None.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
(in thousands)	Balance at Beginning of Year	Charged to Expense(1)	Charged to Other Accounts(2)	Write-Offs(3)	Other(4)	Balance at End of Year
Allowances for doubtful accounts:
December 31, 2022	146	137	—	(55)	(167)	61
December 31, 2023	61	53	—	—	174	288
December 31, 2024	288	(25)	—	—	(72)	191
Deferred tax valuation allowance:
December 31, 2022	67,882	3,610	—	—	(1,169)	70,323
December 31, 2023	70,323	3,071	—	(1,831)	968	72,531
December 31, 2024	72,531	15,660	(44,011)	—	(622)	43,558

(1)
Includes bad debt recoveries.
(2)
Primarily relates to the valuation allowance utilized against deferred assets offsetting the gain on sale and operations of discontinued operations.
(3)
Includes adjustments to the valuation allowance on deferred tax assets associated with expired and written off assets.
(4)
“Other” primarily includes adjustments to the tax valuation allowance attributable to other comprehensive income adjustments and foreign exchange translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2025.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC

By:	/s/ David W. Barry
David W. Barry
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	March 17, 2025	By:	/s/ David W. Barry
David W. Barry
President and Chief Executive Officer, Director

Principal Financial Officer

Date:	March 17, 2025	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Chief Financial Officer

Principal Accounting Officer

Date:	March 17, 2025	By:	/s/ Leslie S. Striedel
Leslie S. Striedel
Chief Accounting Officer

Directors

Jill H. Bright*
Beverly K. Carmichael*
Brian P. Cassidy*
Denise M. Coll*
Virginia L. Henkels*
Joshua E. Schechter*

Date:	March 17, 2025	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Attorney-in-Fact

* Pursuant to power of attorney filed as Exhibit 24.1 to this 2024 Form 10-K