Form 10-Q
period 2025-03-31
Pursuit Attractions & Hospitality, Inc.
filed 2025-05-09
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 5, 2025, there were 28,255,866 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Pursuit” refer to Pursuit Attractions and Hospitality, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2025	2024
Assets
Current assets
Cash and cash equivalents	$22,801	$49,702
Accounts receivable, net of allowances of $213 and $191, respectively	10,735	9,267
Inventories	11,276	9,983
Prepaid insurance	10,272	825
Other current assets	44,964	47,607
Total current assets	100,048	117,384
Property and equipment, net	529,586	526,236
Other investments and assets	6,766	6,817
Operating lease right-of-use assets	27,561	26,765
Deferred income taxes	130	119
Goodwill	103,469	103,321
Other intangible assets, net	65,004	64,366
Total Assets	$832,564	$845,008
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,748	$22,494
Contract liabilities	22,057	12,372
Accrued compensation	10,991	7,642
Operating lease obligations	3,737	3,084
Other current liabilities	32,236	28,932
Current portion of debt and finance obligations	1,952	1,870
Total current liabilities	91,721	76,394
Long-term debt and finance obligations	75,195	71,443
Pension and postretirement benefits	11,033	11,038
Long-term operating lease obligations	36,481	36,336
Other deferred items and liabilities	28,789	33,109
Total liabilities	243,219	228,320
Commitments and contingencies
Stockholders’ equity
Pursuit stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 28,248,036 and 28,076,662 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	47,413	47,413
Additional capital	673,971	680,684
Retained earnings	2,561	33,697
Accumulated other comprehensive loss	(64,495)	(64,475)
Common stock in treasury, at cost, 3,371,893 and 3,543,267 shares, respectively	(161,596)	(171,494)
Total Pursuit stockholders’ equity	497,854	525,825
Non-redeemable noncontrolling interest	91,491	90,863
Total stockholders’ equity	589,345	616,688
Total Liabilities and Stockholders’ Equity	$832,564	$845,008

Refer to Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2025	2024
Revenue:
Ticket, rooms, transportation, and other services revenue	$29,734	$28,984
Food, beverage, and retail products revenue	7,845	8,247
Total revenue	37,579	37,231
Costs and expenses:
Cost of food, beverage, and retail products sold	2,285	2,537
Operating expenses (exclusive of depreciation and amortization shown separately below)	38,427	40,374
Selling, general, and administrative expenses	17,165	12,842
Depreciation and amortization	10,968	9,763
Interest expense, net	1,464	2,922
Other expense, net	319	310
Restructuring charges	38	—
Total costs and expenses	70,666	68,748
Loss from continuing operations before income taxes	(33,087)	(31,517)
Income tax benefit	(1,866)	(1,654)
Loss from continuing operations	(31,221)	(29,863)
Income (loss) from discontinued operations, net of tax	(131)	3,620
Net loss	(31,352)	(26,243)
Net loss attributable to non-redeemable noncontrolling interest	216	923
Net loss attributable to redeemable noncontrolling interest	—	203
Net loss attributable to Pursuit	$(31,136)	$(25,117)
Diluted income (loss) per common share:
Continuing operations attributable to Pursuit common stockholders	$(1.10)	$(1.46)
Discontinued operations attributable to Pursuit common stockholders	(0.01)	0.17
Net loss attributable to Pursuit common stockholders	$(1.11)	$(1.29)
Weighted-average outstanding and potentially dilutive common shares	28,113	21,029
Basic income (loss) per common share:
Continuing operations attributable to Pursuit common stockholders	$(1.10)	$(1.46)
Discontinued operations attributable to Pursuit common stockholders	(0.01)	0.17
Net loss attributable to Pursuit common stockholders	$(1.11)	$(1.29)
Weighted-average outstanding common shares	28,113	21,029
Amounts attributable to Pursuit
Loss from continuing operations	$(31,005)	$(28,737)
Income (loss) from discontinued operations	(131)	3,620
Net loss attributable to Pursuit	$(31,136)	$(25,117)

Refer to Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net loss	$(31,352)	$(26,243)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(61)	(7,502)
Change in fair value of interest rate cap	—	218
Change in net actuarial loss, net of tax (1)	43	85
Change in prior service cost, net of tax (1)	(2)	19
Comprehensive loss	(31,372)	(33,423)
Non-redeemable noncontrolling interest:
Comprehensive loss attributable to non-redeemable noncontrolling interest	216	923
Unrealized foreign currency translation adjustments	844	(1,570)
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	—	203
Comprehensive loss attributable to Pursuit	$(30,312)	$(33,867)

(1) The tax effect on other comprehensive income (loss) is not significant.

Refer to Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2024	$47,413	$680,684	$33,697	$(64,475)	$(171,494)	$525,825	$90,863	$616,688
Net loss	—	—	(31,136)	—	—	(31,136)	(216)	(31,352)
Employee benefit plans	—	(9,148)	—	—	9,898	750	—	750
Share-based compensation - equity awards	—	2,436	—	—	—	2,436	—	2,436
Unrealized foreign currency translation adjustment	—	—	—	(61)	—	(61)	844	783
Amortization of net actuarial loss, net of tax	—	—	—	43	—	43	—	43
Amortization of prior service cost, net of tax	—	—	—	(2)	—	(2)	—	(2)
Other, net	—	(1)	—	—	—	(1)	—	(1)
Balance, March 31, 2025	$47,413	$673,971	$2,561	$(64,495)	$(161,596)	$497,854	$91,491	$589,345

Refer to Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (CONTINUED)

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interest	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2023	$37,402	$568,230	$(326,084)	$(40,394)	$(195,721)	$43,433	$89,188	$132,621	$4,733	$132,591
Net loss	—	—	(25,117)	—	—	(25,117)	(923)	(26,040)	(203)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Capital contributions from noncontrolling interest	—	—	—	—	—	—	149	149	—	—
Change in fair value of interest rate cap	—	—	—	218	—	218	—	218	—	—
Employee benefit plans	—	(5,387)	—	—	5,358	(29)	—	(29)	—	—
Share-based compensation - equity awards	—	3,107	—	—	—	3,107	—	3,107	—	—
Unrealized foreign currency translation adjustment	—	—	—	(7,502)	—	(7,502)	(1,570)	(9,072)	(107)	—
Amortization of net actuarial loss, net of tax	—	—	—	85	—	85	—	85	—	—
Amortization of prior service cost, net of tax	—	—	—	19	—	19	—	19	—	—
Other, net	—	(17)	—	—	—	(17)	—	(17)	—	—
Balance, March 31, 2024	$37,402	$565,933	$(353,151)	$(47,574)	$(190,363)	$12,247	$86,844	$99,091	$4,423	$132,591

Refer to Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(31,352)	$(26,243)
(Income) loss from discontinued operations, net of tax	131	(3,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,968	9,763
Deferred income taxes	2,619	799
Restructuring charges	38	—
Share-based compensation expense	2,436	2,302
Other non-cash items, net	(1,962)	2,130
Change in operating assets and liabilities (excluding the impact of acquisition and disposition):
Receivables	(4,240)	1,208
Inventories	(1,259)	(570)
Accounts payable	(4,743)	1,390
Restructuring liabilities	3,001	50
Accrued compensation	(2,735)	(4,953)
Contract liabilities	9,419	9,734
Income taxes payable	1,233	(8,080)
Other assets and liabilities, net	(7,959)	(6,306)
Net cash used in operating activities attributable to continuing operations	(24,405)	(22,396)
Cash flows from investing activities
Capital expenditures	(9,899)	(16,390)
Proceeds from insurance	4,565	—
Proceeds from dispositions of property and other assets	136	—
Net cash used in investing activities attributable to continuing operations	(5,198)	(16,390)
Cash flows from financing activities
Proceeds from borrowings	8,951	154,243
Payments on debt and finance obligations	(4,115)	(127,455)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	—	149
Payments of debt issuance costs	(1,535)	(51)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(712)	(996)
Proceeds from exercise of stock options	1,098	—
Net cash provided by financing activities attributable to continuing operations	3,687	25,890
Total cash used in continuing operations	(25,916)	(12,896)
Net cash provided by operating activities attributable to discontinued operations	—	14,853
Net cash used in investing activities attributable to discontinued operations	—	(4,326)
Net cash used in financing activities attributable to discontinued operations	—	(509)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash attributable to discontinued operations	—	(431)
Total cash provided by discontinued operations	—	9,587
Effect of exchange rate changes on cash, cash equivalents, and restricted cash attributable to continuing operations	(3,723)	(519)
Net change in cash, cash equivalents, and restricted cash	(29,639)	(3,828)
Cash, cash equivalents, and restricted cash, beginning of year	56,057	59,029
Cash, cash equivalents, and restricted cash, end of period	$26,418	$55,201

Refer to Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or United States Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025 (“2024 Form 10-K”).

The condensed consolidated financial statements include the accounts of Pursuit Attractions and Hospitality, Inc. (“Pursuit”) and its subsidiaries. We have eliminated all significant intercompany account balances and transactions in consolidation.

Certain prior year balances have been reclassified to conform to current year presentation.

Nature of Business

We are a global attractions and hospitality company that owns and operates a collection of inspiring and unforgettable travel experiences in iconic destinations. We are managed on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we are deemed to be a single operating segment.

On October 20, 2024, Pursuit (formerly known as Viad Corp) entered into an Equity Purchase Agreement (the “Purchase Agreement”) with TL Voltron, LLC, a Delaware limited liability company (“Truelink Capital”), pursuant to which Truelink Capital agreed to purchase all of the outstanding equity interests held by the Company in its subsidiaries comprising the Company’s former GES Exhibitions and Spiro reportable segments (the “GES Business”). The aggregate purchase price was $535 million, consisting of a base purchase price of $510 million, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses, and a deferred purchase price of $25 million payable by Truelink Capital to the Company one year after the closing date.

On December 31, 2024, we completed the sale of the GES Business to Truelink Capital and relaunched Viad Corp as Pursuit Attractions and Hospitality, Inc., a standalone attractions and hospitality company with a singular focus on delivering unforgettable experiences in iconic destinations. We began trading under a new NYSE ticker symbol, PRSU, on January 2, 2025.

We determined that the sale of the GES Business met the criteria to be classified as a discontinued operation. Accordingly, we have accounted for the GES Business as a discontinued operation in this Quarterly Report on Form 10-Q. All amounts and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. Refer to Note 5 – Discontinued Operations for further information.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impact of Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements:

Standard	Description	Date of adoption	Effect on the financial statements
Standards Not Yet Adopted
Accounting Standards Update (“ASU”) 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

Amendment requires additional disclosure in the notes to the financial statements about specified expense categories including purchases of inventory, employee compensation, depreciation, and intangible asset amortization.

		1/1/2027	This new guidance will expand our footnote disclosures within the scope of this new standard with no impacts to our consolidated financial statements.

Standard	Description	Date of adoption	Effect on the financial statements
Standards Recently Adopted
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Amendment expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid.	1/1/2025	This new guidance expanded our footnote disclosures within the scope of this new standard with no impacts to our consolidated financial statements.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and costs and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things: impairment testing of recorded goodwill and intangible assets and long-lived assets; allowance for uncollectible accounts receivable; sales reserve allowances; provisions for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; pension and postretirement benefit costs and obligations; share-based compensation costs; the discount rates used to value lease obligations; and the allocation of purchase price of acquired businesses. These estimates are inherently based on judgment and information currently available. Actual results could differ from these and other estimates.

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly-liquid investments with remaining maturities when purchased of three months or less. Cash and cash equivalents consist of cash and bank demand deposits. Restricted cash primarily represents collateral required for letters of credit.

Cash, cash equivalents, and restricted cash balances presented in the Condensed Consolidated Statements of Cash Flows consist of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents on the consolidated balance sheet	$22,801	$49,702
Restricted cash included in other current assets	3,617	6,355
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$26,418	$56,057

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition

Revenue is measured based on a specified amount of consideration in a contract with a customer, and amounts collected on behalf of third parties. We recognize revenue when a performance obligation is satisfied by transferring control of a product or delivering the service to a customer.

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

Non-redeemable Noncontrolling Interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. We report non-redeemable noncontrolling interest within stockholders’ equity in the Condensed Consolidated Balance Sheets. The amount of consolidated net income or loss attributable to Pursuit and the non-redeemable noncontrolling interest is presented in the Condensed Consolidated Statements of Operations.

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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During 2024, we recorded total costs incurred at our properties affected by the Jasper wildfires of approximately $21.5 million. All of these costs are deemed probable of recovery through our insurance. During 2024, we received approximately $13 million in insurance proceeds as a partial settlement relating to the losses, of which $3.8 million was allocated to the charge for the Wilderness Kitchen and $9.2 million was allocated against the insurance receivable for costs incurred. During the three months ended March 31, 2025, we received additional partial settlement payments of approximately $4.6 million from the insurance company relating to the losses and revised our estimated costs incurred downward by $1.7 million. As of March 31, 2025, the remaining insurance receivable balance relating to the Jasper wildfires of approximately $2.2 million represents costs that are deemed probable of recovery, compared to $8.5 million as of December 31, 2024. We include the insurance receivable in “Other current assets” in the Consolidated Balance Sheets.

NOTE 2. REVENUE AND RELATED CONTRACT LIABILITIES

Contract Liabilities

A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer before transferring control of those goods or services. Our performance obligations are short-term in nature. They include the provision of a hotel room, an attraction admission, and a chartered or ticketed bus or van ride. We recognize revenue when the service has been provided or the product has been delivered. When we extend credit, payment terms are generally within 30 days and contain no significant financing components. We periodically receive customer deposits prior to transferring the related product or service to the customer. We record these deposits as a contract liability, which are recognized as revenue upon satisfaction of the related contract performance obligation(s). We include customer deposits in “Contract liabilities” in the Condensed Consolidated Balance Sheets. As of March 31, 2025 contract liabilities were $22.1 million, compared to $12.4 million as of December 31, 2024. The contract liabilities as of December 31, 2024 will be primarily recognized in revenue during 2025.

Disaggregation of Revenue

The following tables disaggregate revenue by major service and product lines, timing of revenue recognition, and markets served:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Services:
Ticket revenue	$18,952	$17,805
Rooms revenue	7,339	7,604
Transportation	1,835	1,855
Other	1,608	1,720
Total services revenue	29,734	28,984
Products:
Food and beverage	6,123	6,522
Retail operations	1,722	1,725
Total products revenue	7,845	8,247
Total revenue	$37,579	$37,231

Timing of revenue recognition:
Services transferred over time	$29,734	$28,984
Products transferred at a point in time	7,845	8,247
Total revenue	$37,579	$37,231

Markets:
Banff Jasper Collection	$17,443	$18,106
Alaska Collection	715	613
Glacier Park Collection	1,495	1,433
Flyover Attractions	6,912	6,189
Sky Lagoon	11,014	10,890
Total revenue	$37,579	$37,231

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. SHARE-BASED COMPENSATION

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan, as amended (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. As of March 31, 2025, there were 699,397 shares available for future grant under the 2017 Plan.

The following table summarizes share-based compensation expense:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Performance-based restricted stock units	$1,054	$799
Restricted stock awards and restricted stock units	1,331	1,304
Stock options	51	199
Share-based compensation expense before income tax	2,436	2,302
Income tax benefit (1)	(39)	(39)
Share-based compensation expense, net of income tax	$2,397	$2,263

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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Following are details of the purchase price allocated to the intangible assets acquired for the Jasper SkyTram:

(in thousands)	Amount	Weighted Average Life
Operating licenses	$13,555	27 years
Trade name	209	5 years
Total	$13,764	27 years

Transaction costs associated with the acquisition were $0.4 million during 2024, which are included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. These assets have been included in the condensed consolidated financial statements from the date of acquisition.

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

We determined that the sale of the GES Business met the criteria under ASC 205-20 to be classified as a discontinued operation as the sale represented a strategic shift that had a significant effect on our operations and financial results. Accordingly, the Condensed Consolidated Statements of Operations have been adjusted for all prior periods to reflect the GES Business as discontinued operations.

The following table summarizes the results of the GES Business presented within discontinued operations in the Condensed Consolidated Statements of Operations:

Three Months Ended
(in thousands, except per share data)	March 31, 2024
Revenue:
Services	$197,946
Products	38,320
Total revenue	236,266
Costs and expenses:
Cost of services	188,439
Cost of products	32,432
Interest expense, net	8,923
Other expense, net	128
Restructuring charges	116
Total costs and expenses	230,038
Income from discontinued operations before income taxes	6,228
Income tax expense	2,541
Income from discontinued operations of the GES Business	$3,687
Loss from discontinued operations of previously sold operations	(67)
Income from discontinued operations	$3,620

(1)
On December 31, 2024, in connection with the sale of the GES Business, we terminated and repaid in full all outstanding obligations (approximately $393 million) due under our previous $500 million credit facility with Bank of America, N.A. as administrative agent (the “2021 Credit Facility”) and all related liens and security interests were terminated, discharged and released. In accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations, we elected to allocate interest expense to discontinued operations for the 2021 Credit Facility and the related debt issuance costs that were not directly attributable to the GES Business. All of the interest expense and related debt issuance costs of the $400 million term loan were allocated to discontinued operations, and interest expense and debt issuance costs related to the $170 million revolving credit facility were allocated based on a ratio of net assets of the GES Business to the sum of our consolidated net assets and consolidated debt. We allocated interest expense to discontinued operations of $9.1 million during the three months ended March 31, 2024.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We incurred transaction costs of $0.9 million in connection with the sale of the GES Business during the three months ended March 31, 2024, which are included in discontinued operations. These costs primarily include third-party advisory, consulting, legal, and professional fees.

NOTE 6. INVENTORIES

We state inventories at the lower of cost or net realizable value, with cost determined using the average cost method. Inventories consist primarily of products for resale, including retail, food, and beverage. Total inventories was $11.3 million as of March 31, 2025 and $10.0 million as of December 31, 2024.

NOTE 7. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Deferred proceeds from sale of GES Business	$25,000	$25,000
Prepaid taxes	7,974	2,386
Restricted cash	3,617	6,355
Insurance receivable	2,852	8,806
Prepaid vendor payments	2,013	1,708
Prepaid other	2,883	1,279
Other	625	2,073
Other current assets	$44,964	$47,607

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Land and land interests	$31,329	$31,332
Buildings and leasehold improvements	437,664	436,815
Equipment and other	269,387	258,677
Gross property and equipment	738,380	726,824
Accumulated depreciation	(258,802)	(248,691)
Property and equipment, net (excluding finance leases)	479,578	478,133
Finance lease ROU assets, net	50,008	48,103
Property and equipment, net	$529,586	$526,236

Depreciation expense was $9.8 million during the three months ended March 31, 2025 and $8.7 million during the three months ended March 31, 2024.

NOTE 9. OTHER INVESTMENTS AND ASSETS

Other investments and assets consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Other mutual funds	$5,212	$5,258
Self-insured liability receivable	1,231	1,231
Other	323	328
Other investments and assets	$6,766	$6,817

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2024	$103,321
Foreign currency translation adjustments	148
Balance at March 31, 2025	$103,469

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We use a discounted expected future cash flow methodology (income approach) to estimate the fair value of our reporting units for purposes of goodwill impairment testing. We do not believe there have been any significant changes to the outlook for the future years or to the risk profile of our reporting units that would indicate that goodwill impairment testing should have been performed as of March 31, 2025.

Other intangible assets consisted of the following:

		March 31, 2025			December 31, 2024
(in thousands)	Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	9.2	$5,474	$(2,556)	$2,918	$5,475	$(2,453)	$3,022
Operating contracts and licenses	25.9	54,148	(5,955)	48,193	52,697	(5,505)	47,192
In-place lease	31.5	13,584	(2,164)	11,420	13,588	(2,069)	11,519
Tradenames	3.6	4,990	(3,078)	1,912	4,992	(2,920)	2,072
Other	0.7	10	(9)	1	10	(9)	1
Total amortized intangible assets		78,206	(13,762)	64,444	76,762	(12,956)	63,806
Indefinite-lived intangible assets:
Business licenses		560	—	560	560	—	560
Other intangible assets, net		$78,766	$(13,762)	$65,004	$77,322	$(12,956)	$64,366

Intangible asset amortization expense (excluding amortization expense of ROU assets) was $0.7 million during the three months ended March 31, 2025 and $0.6 million during the three months ended March 31, 2024.

At March 31, 2025, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2025	$2,333
2026	2,987
2027	2,613
2028	2,592
2029	2,481
Thereafter	51,438
Total	$64,444

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Continuing operations:
Accrued concession fees	$6,544	$6,525
Income taxes payable	4,418	3,052
Deposit payable	3,052	—
Accrued restructuring	3,040	2,590
Current portion of pension and postretirement liabilities	2,155	2,256
Other	4,657	4,103
Total continuing operations	23,866	18,526
Discontinued operations:
Taxes payable	8,235	8,437
Self-insured liability	104	237
Environmental remediation liabilities	31	31
Other	—	1,701
Total discontinued operations	8,370	10,406
Total other current liabilities	$32,236	$28,932

NOTE 12. OTHER DEFERRED ITEMS AND LIABILITIES

Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Continuing operations:
Foreign deferred tax liability	$23,809	$23,230
Self-insured liability	1,429	1,097
Accrued compensation	787	6,198
Other	1,511	1,150
Total continuing operations	27,536	31,675
Discontinued operations:
Environmental remediation liabilities	1,062	1,067
Self-insured liability	191	367
Total discontinued operations	1,253	1,434
Total other deferred items and liabilities	$28,789	$33,109

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13. DEBT AND FINANCE LEASE OBLIGATIONS

The components of debt and finance obligations consisted of the following:

	March 31,	December 31,
(in thousands, except interest rates)	2025	2024
2025 Revolving Credit Facility - Pursuit borrowings 6.2% interest rate at March 31, 2025, due through 2030 (1)	$2,800	$—
2025 Revolving Credit Facility - Brewster, Inc. borrowings 5.7% interest rate at March 31, 2025, due through 2030 (1)	2,224	—
Jasper Term Loan - 6.5% interest rate at March 31, 2025 and December 31, 2024, due through 2028	11,523	11,583
Flyover Iceland Credit Facility - 8.0% interest rate at March 31, 2025 and 8.4% at December 31, 2024, due through 2029 (1)	3,382	3,434
Less unamortized debt issuance costs	(1,792)	(271)
Total debt	18,137	14,746
Finance lease obligations - 9.2% weighted-average interest rate at March 31, 2025 and December 31, 2024, due through 2067 (2)	59,010	58,567
Total debt and finance lease obligations (3)(4)	77,147	73,313
Current portion	(1,952)	(1,870)
Long-term debt and finance lease obligations	$75,195	$71,443
(1)
Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs, or commitment fees.
(2)
Refer to Note 20 – Leases and Other for additional information.
(3)
The estimated fair value of total debt and finance leases was $76.7 million as of March 31, 2025 and $70.6 million as of December 31, 2024. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 14 – Fair Value Measurements for additional information.
(4)
Cash paid for interest on debt was $1.9 million during the three months ended March 31, 2025 and $12.0 million during the three months ended March 31, 2024.

2025 Credit Agreement

On January 3, 2025, Pursuit entered into a Credit Agreement (the “2025 Credit Agreement”), along with Brewster Inc., an Alberta corporation and a co-borrower. The Credit Agreement provides for a $200 million revolving credit facility (the “2025 Revolving Credit Facility”), available in U.S. dollars, Canadian dollars, Euros and Pounds sterling, with a maturity of January 3, 2030. Proceeds from the 2025 Revolving Credit Facility will provide us with additional funds for operations, growth initiatives, acquisitions and other general corporate purposes.

The 2025 Credit Agreement carries financial covenants as follows:

•
Maintain a total net leverage ratio no greater than 2.50 to 1.00; and
•
Maintain a fixed-charge coverage ratio no less than 1.25 to 1.00.

As of March 31, 2025, we were in compliance with all financial covenants under the 2025 Revolving Credit Facility.

Interest rates for U.S. dollar borrowings are based on the Secured Overnight Financing Rate (“SOFR”). We also have the option to borrow U.S. funds based on the “Base Rate”, which for any day is the highest of the Fed Funds Rate plus 0.50%, Bank of America’s publicly-announced “prime rate,” and SOFR plus 1.00%.

Interest rates for Canadian dollar borrowings are based on the Canadian Overnight Repo Rate Average (“CORRA”) plus an additional credit spread adjustment of 0.29547% for a borrowing period of one-month’s duration or 0.32138% for three-month’s duration. We also have the option to borrow Canadian funds based on the “Canadian Prime Rate”, which for any day is the higher of the per annum rate of interest designated by Bank of America (acting through its Canada branch) from time to time as its prime rate for commercial loans made by it in Canada in Canadian dollars, and the CORRA Rate for one-month’s duration as of such day, plus 1.00%.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit spreads for borrowings are based on our total net leverage ratio and range from 1.75% to 2.25% for SOFR and CORRA borrowings and from 0.75% to 1.25% for Base Rate and Canadian Prime Rate borrowings. Additionally, a 1.00% floor applies to the Base Rate and a 0% floor applies to the Canadian Prime Rate.

The 2025 Revolving Credit Facility includes an undrawn fee ranging from 0.25% to 0.35% that is based on our total net leverage ratio.

As of March 31, 2025, capacity remaining under the 2025 Revolving Credit Facility was $189.3 million, reflecting $200 million total facility size, less $5.0 million of outstanding borrowing and $5.7 million in outstanding letters of credit.

Interest rates for borrowings in Pound Sterling are based on the Sterling Overnight Index Average and interest rates for borrowings in Euro are based on the Euro Interbank Offered Rate (“EURIBOR”), plus applicable credit spreads. No such borrowings had been made as of March 31, 2025.

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

The Jasper Credit Facility carries financial covenants as follows:

•
Maintain a pre-compensation fixed-charge coverage ratio of not less than 1.30 to 1.00; and
•
Maintain a post-compensation fixed-charge coverage ratio of not less than 1.10 to 1.00.

As of March 31, 2025, we were in compliance with all financial covenants under the Jasper Credit Facility.

Jasper Term Loan

The proceeds of the Jasper Term Loan reflect the outstanding balance under our prior Forest Park construction loan facility at the time it was converted to the Jasper Term Loan of $16.8 million Canadian dollars. The Jasper Term Loan bears interest at a 6.5% fixed rate.

Jasper Revolving Credit Facility

The proceeds of the Jasper Revolving Credit Facility are used to fund capital improvements. As of March 31, 2025, capacity remaining under the Jasper Revolving Credit Facility was $10.0 million Canadian dollars (approximately $7.0 million U.S. dollars). The Jasper Revolving Credit Facility bears interest at the Canadian Prime Rate plus 2.25%.

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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value.

The fair value of assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$5,212	$5,212	$—	$—
Total assets at fair value on a recurring basis	$5,212	$5,212	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$5,258	$5,258	$—	$—
Total assets at fair value on a recurring basis	$5,258	$5,258	$—	$—

(1)
We include other mutual funds in “Other investments and assets” in the Condensed Consolidated Balance Sheets.

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. Refer to Note 13 – Debt and Finance Lease Obligations for the estimated fair value of debt obligations.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15. INCOME (LOSS) PER SHARE

The components of basic and diluted loss per share are as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2025	2024
Loss from continuing operations	$(31,221)	$(29,863)
Less: Net loss attributable to non-redeemable noncontrolling interest	216	923
Less: Net loss attributable to redeemable noncontrolling interest	—	203
Net loss from continuing operations attributable to Pursuit	(31,005)	(28,737)
Convertible preferred stock dividends paid in cash	—	(1,950)
Net loss from continuing operations allocated to Pursuit common stockholders (basic)	$(31,005)	$(30,687)
Income (loss) from discontinued operations, net of tax	(131)	3,620
Net loss allocated to Pursuit common stockholders - basic and diluted	$(31,136)	$(27,067)

Basic and diluted weighted-average outstanding common shares	28,113	21,029

Income (loss) per common share:
Basic:
Continuing operations	$(1.10)	$(1.46)
Discontinued operations	(0.01)	0.17
Basic loss attributable to Pursuit common stockholders:	$(1.11)	$(1.29)
Diluted (1):
Continuing operations	$(1.10)	$(1.46)
Discontinued operations	(0.01)	0.17
Diluted loss attributable to Pursuit common stockholders:	$(1.11)	$(1.29)
(1)
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

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Convertible preferred stock	—	6,674
Unvested restricted share-based awards	203	281
Unvested performance share-based awards	258	179
Stock options	164	164

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$(62,940)	$(1,535)	$(64,475)
Other comprehensive income before reclassifications	(61)	—	(61)
Amounts reclassified from AOCI, net of tax	—	41	41
Net other comprehensive income	(61)	41	(20)
Balance at March 31, 2025	$(63,001)	$(1,494)	$(64,495)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Unrealized Gain (Loss) on Interest Rate Cap	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(35,340)	$(4,403)	$(651)	$(40,394)
Other comprehensive income (loss) before reclassifications	(7,502)	—	150	(7,352)
Amounts reclassified from AOCI, net of tax	—	104	68	172
Net other comprehensive income (loss)	(7,502)	104	218	(7,180)
Balance at March 31, 2024	$(42,842)	$(4,299)	$(433)	$(47,574)

Amounts reclassified from AOCI that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 18 – Pension and Postretirement Benefits for additional information.

NOTE 17. INCOME TAXES

The effective tax rate was 5.6% for the three months ended March 31, 2025 and 5.2% for the three months ended March 31, 2024.

The income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The amount and change of pre-tax income and loss recognized between jurisdictions impacted the reported effective tax rate for the three months ended March 31, 2025, as we do not recognize a tax benefit primarily on losses in the United States where we have a valuation allowance, while recognizing tax expense in Canada and Iceland.

During the three months ended March 31, 2024, we recorded a $0.5 million expense to record estimated withholding taxes associated with repatriating all of Sky Lagoon’s earnings back to the United States and a valuation allowance against the tax credit generated from this withholding tax.

We paid net cash for income taxes of $2.8 million during the three months ended March 31, 2025, of which $2.3 million was paid to Canadian taxing authorities. We paid net cash for income taxes of $6.1 million during the three months ended March 31, 2024, of which $5.9 million was paid to Canadian taxing authorities.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 18. PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended March 31, 2025 and 2024 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$5	$6	$—	$51
Interest cost	208	201	109	91	72	78
Expected return on plan assets	(63)	(57)	—	—	(50)	(80)
Amortization of prior service credit	(10)	(10)	8	19	10	—
Recognized net actuarial loss (gain)	63	79	(24)	(38)	7	24
Net periodic benefit cost	$198	$213	$98	$78	$39	$73

We expect to contribute $2.0 million to our funded pension plans, $1.4 million to our unfunded pension plans, and $0.8 million to our postretirement benefit plans in 2025. During the three months ended March 31, 2025, we contributed $0.1 million to our funded pension plans, $0.2 million to our unfunded pension plans, and $0.2 million to our postretirement benefit plans.

NOTE 19. RESTRUCTURING CHARGES

Changes to the restructuring liability by major restructuring activity are as follows:

(in thousands)	Severance & Employee Benefits
Balance at December 31, 2024	$3,102
Restructuring charges	38
Adjustment to liability	—
Balance at March 31, 2025	$3,140

NOTE 20. LEASES AND OTHER

The balance sheet presentation of our operating and finance leases is as follows:

		March 31,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2025	2024
Assets:
Operating lease ROU assets	Operating lease ROU assets	$27,561	$26,765
Finance lease ROU assets, net	Property and equipment, net	50,008	48,103
Total lease ROU assets		$77,569	$74,868

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$3,737	$3,084
Finance lease obligations	Current portion of debt and finance obligations	928	883
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	36,481	36,336
Finance lease obligations	Long-term debt and finance obligations	58,082	57,684
Total lease liabilities		$99,228	$97,987

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of lease expense consisted of the following:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Finance lease cost:
Amortization of ROU assets	$483	$518
Interest on lease liabilities	1,329	1,358
Operating lease cost	1,647	1,664
Short-term lease cost	486	418
Variable lease cost	30	31
Total lease cost, net	$3,975	$3,989

Other information related to operating and finance leases are as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,682	$1,619
Operating cash flows from finance leases	$1,520	$1,488
Financing cash flows from finance leases	$221	$309
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,721	$240

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	10.34	10.82
Finance leases	34.60	35.02
Weighted-average discount rate:
Operating leases	7.27%	7.29%
Finance leases	9.22%	9.22%

As of March 31, 2025, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2025	$4,851	$4,692	$9,543
2026	6,088	6,271	12,359
2027	5,231	6,149	11,380
2028	5,050	5,987	11,037
2029	5,077	5,987	11,064
Thereafter	33,114	169,389	202,503
Total future lease payments	59,411	198,475	257,886
Less: Amount representing interest	(19,193)	(139,465)	(158,658)
Present value of minimum lease payments	40,218	59,010	99,228
Current portion	(3,737)	(928)	(4,665)
Long-term portion	$36,481	$58,082	$94,563

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2025, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
Remainder of 2025	$1,471
2026	1,650
2027	966
2028	790
2029	649
Thereafter	1,415
Total minimum rents	$6,941

NOTE 21. LITIGATIONS, CLAIMS, CONTINGENCIES, AND OTHER

Litigation and Regulatory Proceedings

We are plaintiffs or defendants in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of March 31, 2025 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of March 31, 2025, we had recorded environmental remediation liabilities of $1.1 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

Guarantees

As of March 31, 2025, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of March 31, 2025 would be approximately $43.6 million. These guarantees relate to our leased equipment and facilities through December 2038. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Following the sale of the GES Business, certain facility lease guarantees remained in place. Although Truelink Capital has agreed to indemnify us for any lease obligations, if Truelink Capital fails to make the required payments under the facility leases, we could be required to satisfy those obligations. Accordingly, we recorded a lease liability for the estimated fair value of the facility lease guarantees of $0.6 million, which will be amortized over the remaining lease term through 2033. As of March 31, 2025, the lease liability balance was $0.6 million.

NOTE 22. NONCONTROLLING INTERESTS - REDEEMABLE AND NON-REDEEMABLE

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership increased to 56.4% as of March 31, 2025. Through Esja and its wholly-owned subsidiary, we operate the Flyover Iceland attraction.

The minority Esja shareholders had the right to sell (or “put”) their Esja shares to us based on a multiple of 5.0x EBITDA as calculated on the trailing 12 months from the most recently completed quarter before the put option exercise. The put option was only exercisable after August 2022 (the “Reference Date”), and in the event the Flyover Iceland attraction had earned a minimum of €3.25 million in unadjusted EBITDA during the most recent fiscal year and during the trailing 12-month period prior to exercise (the “Put Option Condition”). The put option was exercisable during a period of 12 months following the Reference Date (the “Option Period”) if the Put Option Condition had been met. If the Put Option Condition had not been met during the first Option Period, the Reference Date was extended for an additional 12 months up to three times. If the Flyover Iceland attraction had not achieved the Put Option Condition by December 31, 2024, the put option would expire. As of December 31, 2024, the Flyover Iceland attraction did not achieve the Put Option Condition and such option expired. The redeemable noncontrolling interest owned by Esja was reclassified to non-redeemable noncontrolling interest and is presented within stockholders’ equity in the Condensed Consolidated Balance Sheets.

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

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park, Inc.	Brewster (1)	Sky Lagoon	Flyover Iceland	Total
Balance at December 31, 2024	$19,998	$54,923	$12,563	$3,379	$90,863
Net income (loss) attributable to non-redeemable noncontrolling interest	(950)	(864)	1,859	(261)	(216)
Foreign currency translation adjustments	—	(14)	699	159	844
Balance at March 31, 2025	$19,048	$54,045	$15,121	$3,277	$91,491
Equity ownership interest that we do not own	20%	40%	49%	43.6%

(1)
Includes Mountain Park Lodges and the Golden Skybridge at Brewster, part of the Banff Jasper Collection.

NOTE 23. SEGMENT INFORMATION

On December 31, 2024, we completed the sale of our GES Business (“GES Sale”). Prior to the GES Sale, our three operating segments comprised Pursuit, GES Exhibitions, and Spiro. As a result of the GES Sale, the operating results and cash flows for the GES Business have been classified as discontinued operations within the consolidated financial statements for all periods presented. Refer to Note 5 – Discontinued Operations for additional information. In connection with the GES Sale, our Board of Directors appointed a new President and Chief Executive Officer, who is our chief operating decision maker (“CODM”).

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An operating segment is defined as a component of an enterprise that engages in business activities for which discrete financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and assess performance. Our CODM manages the business on a consolidated basis and accordingly we have a single operating and reportable segment. We derive our revenue through our collection of travel experiences including attractions and hospitality, along with integrated restaurants, retail, and transportation.

Our CODM assesses performance of our single reportable segment and decides how to allocate resources based on income (loss) from continuing operations, which is also reported on the Condensed Consolidated Statements of Operations as “Income (loss) from continuing operations.” Our CODM uses income (loss) from continuing operations to monitor actual results to our forecasted plan, which is used in assessing performance and in establishing management’s compensation.

The financial information, including significant single segment expense categories regularly provided to our CODM, are included in the following table including a reconciliation to loss from continuing operations:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Total revenue	$37,579	$37,231
Costs and expenses:
Cost of food, beverage, and retail products sold	$2,285	$2,537
Operating labor expenses (1)	16,178	17,085
Other segment expenses (2)	22,249	23,289
Selling, general, and administrative expenses	17,165	12,842
Depreciation and amortization	10,968	9,763
Interest expense, net	1,464	2,922
Other expense, net	319	310
Restructuring charges	38	—
Total costs and expenses	70,666	68,748
Loss from continuing operations before income taxes	(33,087)	(31,517)
Income tax benefit	(1,866)	(1,654)
Loss from continuing operations	$(31,221)	$(29,863)

(1) Operating labor expenses consist of wages, incentives, benefits, and employer taxes.

(2) Other segment expenses, exclusive of depreciation and amortization, primarily include insurance expense, royalty fees, utilities, operating lease expense, property tax expense, credit card fees and certain overhead expenses.

Additional information of our reportable segment is as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Total assets	$832,564	$845,008
Depreciation	$9,800	$8,650
Amortization	$1,168	$1,113
Capital expenditures	$9,899	$16,390

NOTE 24. SUBSEQUENT EVENT

Jasper Wildfires Insurance Proceeds Update

Subsequent to March 31, 2025, we received additional partial settlement payments of approximately $1.8 million from the insurance company related to the Jasper wildfires. We are currently working with our insurance carriers to determine the extent of potential recoveries from our policies. Assessment of the full value of the loss is ongoing.

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

Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, the following:

•
general economic and geopolitical uncertainty in key global markets and a worsening of global economic conditions;
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
•
failure to adapt to technological developments or industry trends
•
our inability to realize the strategic, financial or operational benefits from the sale of the Company’s former GES Exhibitions and Spiro reportable segments (the “GES Business”);
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

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, refer to Part 1, Item 1A – Risk Factors of our 2024 Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement except as required by applicable law or regulation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our 2024 Form 10-K and the condensed consolidated financial statements and related notes included in this Form 10-Q. The MD&A is intended to assist in understanding our financial condition and results of operations.

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

Sale of the GES Business and Viad Corp Transformation into Pursuit

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

We determined that the sale of the GES Business met the criteria to be classified as a discontinued operation. Accordingly, we have accounted for the GES Business as a discontinued operation in this Quarterly Report on Form 10-Q. All amounts and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. Refer to Note 5 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information.

Seasonality

Our peak activity occurs during the summer months. During 2024, 77% of our revenue was earned in the second and third quarters.

Results of Operations

The following table presents total revenue by lines of business:

	Three Months Ended
	March 31,
(in thousands)	2025	2024	% Change
Revenue (1):
Attractions	$23,992	$22,980	4.4%
Hospitality	11,194	11,580	(3.3)%
Transportation	1,795	1,928	(6.9)%
Other	598	743	(19.5)%
Total revenue	$37,579	$37,231	0.9%

(1)
Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Liabilities of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.

Attractions revenue increased $1.0 million primarily due to a 1.7% increase in the number of visitors at our year-round attractions, as well as higher revenue per attraction visitor of 2.7%, offset in part by a $1.3 million foreign exchange negative impact. Our Flyover Chicago attraction, which opened on March 1, 2024, contributed incremental revenue of $1.0 million during the three months ended March 31, 2025.

Hospitality revenue decreased $0.4 million primarily due to a 3.5% decrease in rooms revenue. This decrease was driven by fewer room nights available at the Forest Park Woodland Wing resulting from refresh renovations and unfavorable foreign exchange impacts, offset in part by an increase in Revenue per Available Room (“RevPAR”).

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

We use the following key business metrics, common in the hospitality industry, to evaluate Pursuit’s hospitality business:

•
Revenue per Available Room RevPAR is calculated as total rooms revenue divided by the total number of room nights available for all comparable Pursuit hospitality properties during the period. Total rooms revenue does not include non-rooms revenue, which consists of ancillary revenue generated by hospitality properties, such as food and beverage and retail revenue. RevPAR measures the period-over-period change in rooms revenue per available room for comparable hospitality properties. RevPAR is affected by average daily rate and occupancy, which have different implications on profitability.
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

The following table provides our key performance indicators:

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024		% Change
	As Reported	Same-Store(1)	As Reported	Same-Store(1)	As Reported	Same-Store(1)
Attractions Key Performance Indicators:
Number of visitors	459,460	390,784	451,808	416,148	1.7%	(6.1)%
Ticket revenue (in thousands)	$18,952	$17,237	$17,805	$16,761	6.4%	2.8%
Effective ticket price	$41.25	$44.11	$39.41	$40.28	4.7%	9.5%
Attractions revenue (in thousands)	$23,992	$22,209	$22,980	$21,678	4.4%	2.4%
Revenue per attraction visitor	$52.22	$56.83	$50.86	$52.09	2.7%	9.1%
Hospitality Key Performance Indicators:
Room nights available	109,115	101,558	117,310	103,478	(7.0)%	(1.9)%
Rooms revenue (in thousands)	$7,339	$6,862	$7,604	$6,439	(3.5)%	6.6%
RevPAR	$67.26	$67.56	$64.82	$62.22	3.8%	8.6%
Occupancy	59.3%	59.2%	57.7%	58.2%	1.6%	1.0%
ADR	$113.38	$114.10	$112.40	$107.00	0.9%	6.6%
Hospitality revenue (in thousands)	$11,194	$10,343	$11,580	$9,737	(3.3)%	6.2%

(1)
Same-Store metrics include only attractions and lodging properties that we operated at full capacity, considering seasonal closures, for the entirety of the 2025 and 2024 periods presented. Apgar Lookout Retreat, Forest Park Hotel Woodland Wing, and Flyover Chicago, and the Jasper SkyTram are excluded from same-store metrics. For experiences located outside the United States, key performance indicator comparisons to the prior year are expressed on a constant U.S. dollar basis.

Attractions. The increase in the number of attraction visitors during 2025 was primarily driven by higher visitation at the Flyover Chicago attraction, which opened on March 1, 2024.

Attractions ticket revenue on a same-store basis increased $0.5 million, primarily attributable to a 9.5% increase in effective ticket price. This increase was driven by the expansion of the Sky Lagoon experience, which included the addition of a larger ritual area and the debut of Skjól, a seven step ritual that opened in August 2024. These increases were offset in part by a 6.1% decrease in visitors, primarily attributable to the Sky Lagoon attraction, which had experienced exceptionally strong demand in the prior year.

Hospitality. The increase in RevPAR during 2025 was primarily driven by higher occupancy and an increase in ADR, offset in part by a decrease in room nights available at the Forest Park Woodland Wing resulting from refresh renovations.

Rooms revenue on a same-store basis increased $0.4 million on an 8.6% increase in RevPAR, offset in part by a 1.9% decrease in room nights available.

Other Expenses

	Three Months Ended
	March 31,
(in thousands)	2025	2024	% Change
Cost of food, beverage, and retail products sold	$2,285	$2,537	(9.9)%
Operating expenses (exclusive of depreciation and amortization shown separately below)	$38,427	$40,374	(4.8)%
Selling, general, and administrative expenses	$17,165	$12,842	33.7%
Depreciation and amortization	$10,968	$9,763	12.3%
Interest expense, net	$1,464	$2,922	(49.9)%
Other expense, net	$319	$310	2.9%
Restructuring charges	$38	$—	**
Income tax benefit	$(1,866)	$(1,654)	(12.8)%
Income (loss) from discontinued operations, net of tax	$(131)	$3,620	**

** Change is greater than +/- 100%.

Operating expenses (exclusive of depreciation and amortization) - The decrease in operating expenses is primarily due to the periodic remeasurement of the Sky Lagoon finance lease obligation, which resulted in an unrealized foreign exchange gain of $2.2 million in the first quarter of 2025 versus an unrealized loss of $1.0 million in the first quarter of 2024. This was partially offset by inflationary cost increases to support year-round operations as well as seasonal operating losses from new businesses.

Selling, general, and administrative expenses - The increase in selling, general and administrative expenses is primarily due to higher transaction-related costs totaling $4.9 million during the three months ended March 31, 2025 (primarily related to our transition to a standalone publicly-traded operating company in connection with the sale of the GES Business).

Income tax benefit – The effective tax rate was 5.6% for the three months ended March 31, 2025, and 5.2% for three months ended March 31, 2024. The effective rates differed from the 21% federal rate as we do not recognize a tax benefit primarily on losses in the United States where we have a valuation allowance, while recognizing tax expense and benefit in Canada and Iceland.

Income (loss) from discontinued operations, net of tax – On December 31, 2024, we completed the sale of the GES Business. Accordingly, the operating results of the GES Business are included within discontinued operations for the 2024 first quarter.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital outlays for at least the next 12 months and the longer term.

When assessing our current sources of liquidity, we include the following:

	March 31,	December 31,
(in thousands)	2025	2024
Unrestricted cash and cash equivalents (1)	$22,801	$49,702
Available capacity on 2025 Revolving Credit Facility(2)	189,348	—
Total available liquidity	$212,149	$49,702

(1)
As of March 31, 2025, we held $21.5 million of our cash and cash equivalents outside of the United States.
(2)
As of March 31, 2025, the available capacity includes our 2025 Revolving Credit Facility (as defined below) size of $200 million less $5.0 million of outstanding borrowings and $5.7 million in outstanding letters of credit.

On January 3, 2025, Pursuit entered into the 2025 Credit Agreement (the “2025 Credit Agreement”) with Bank of America, N.A., as administrative agent, and the other lenders named in the agreement. The 2025 Credit Agreement provides for the $200 million revolving credit facility (the “2025 Revolving Credit Facility”), available in U.S. dollars, Canadian dollars, Euros and Pounds sterling, with a maturity of January 3, 2030. Proceeds from the 2025 Revolving Credit Facility will provide us with additional funds for operations, growth initiatives, acquisitions, and other general corporate purposes. Refer to Note 13 – Debt and Finance Lease Obligations of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information.

Cash provided by operating activities, supplemented by our existing cash and cash equivalents and availability under our 2025 Revolving Credit Facility, are our primary sources of liquidity for funding our business requirements. During the three months ended March 31, 2025, net cash used in operating activities attributable to continuing operations was $24.4 million.

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

Capital Expenditures

For 2025, we have planned capital expenditures of approximately $70 million to $75 million. This includes approximately $38 million to $43 million on select growth projects, including the refresh of the Forest Park Hotel’s Woodland Wing. We expect to evaluate other selective investments to advance our Refresh, Build, Buy growth strategy while maintaining a solid liquidity position.

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

Cash Flows

Operating Activities

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net loss	$(31,352)	$(26,243)
(Income) loss from discontinued operations, net of tax	131	(3,620)
Depreciation and amortization	10,968	9,763
Deferred income taxes	2,619	799
Restructuring charges	38	—
Share-based compensation expense	2,436	2,302
Other non-cash items, net	(1,962)	2,130
Changes in operating assets and liabilities, net	(7,283)	(7,527)
Net cash used in operating activities attributable to continuing operations	$(24,405)	$(22,396)

Net cash used in operating activities attributable to continuing operations remained relatively flat as compared to the prior year during the seasonally soft first quarter.

Investing Activities

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Capital expenditures	$(9,899)	$(16,390)
Proceeds from insurance	4,565	—
Proceeds from dispositions of property and other assets	136	—
Net cash used in investing activities attributable to continuing operations	$(5,198)	$(16,390)

Net cash used in investing activities attributable to continuing operations decreased $11.2 million, primarily due to a decrease in capital expenditures and insurance proceeds received of $4.6 million for the Jasper wildfires in the 2025 period.

Financing Activities

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Proceeds from borrowings	$8,951	$154,243
Payments on debt and finance obligations	(4,115)	(127,455)
Distributions to noncontrolling interest, net of contributions from noncontrolling interest	—	149
Payments of debt issuance costs	(1,535)	(51)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(712)	(996)
Proceeds from exercise of stock options	1,098	—
Net cash provided by financing activities attributable to continuing operations	$3,687	$25,890

Net cash provided by financing activities attributable to continuing operations decreased $22.2 million, primarily due to net debt borrowings of $4.8 million during the three months ended March 31, 2025 compared $26.8 million during the three months ended March 31, 2024.

Critical Accounting Estimates

Refer to Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K for a discussion of our critical accounting estimates.

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

Our foreign operations are primarily in Canada and Iceland. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of AOCI in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $63.0 million as of March 31, 2025 and $62.9 million as of December 31, 2024. We recorded an unrealized foreign currency translation loss in other comprehensive income (loss) of $0.1 million during the three months ended March 31, 2025 and $7.5 million during the three months ended March 31, 2024.

For purposes of consolidation, revenue, cost and expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and segment operating income (loss) of our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our net earnings exposure arising from the translation of our foreign revenue and segment operating income (loss) from continuing operations.

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of March 31, 2025, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $46.1 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Condensed Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2025.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved, which information is incorporated by reference herein.

Item 1A. Risk Factors

In addition to other information set forth in this report, careful consideration should be given to the factors discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities AND Use of Proceeds

Pursuant to previously announced authorizations, our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. As of March 31, 2025, 546,283 shares remained available for repurchase under all prior authorizations. In March 2020, our Board of Directors suspended future common stock dividend payments and our share repurchase program for the foreseeable future. During the three months ended March 31, 2025, we did not repurchase any equity securities. The Board of Directors’ authorization does not have an expiration date.

Item 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

2.1		Equity Purchase Agreement, dated as of October 20, 2024, by and among Viad Corp and TL Voltron Purchaser, LLC.	8-K		2.1	10/21/2024

3.1		Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004 (SEC File No. 001-11015; SEC Film No. 04961107).	10-Q	6/30/2004	3.A	8/9/2004

3.2		Amendment to the Restated Certificate of Incorporation of Pursuit Attractions and Hospitality, Inc.	8-K		3.1	1/3/2025

3.3		Amended and Restated Bylaws of Pursuit Attractions and Hospitality Inc.	8-K		3.2	1/3/2025

10.1	*	Form of Restricted Stock Unit Agreement - Employees, effective as of February 25, 2025, pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan.

10.2	*	Form of Restricted Stock Unit Agreement – Non-Employee Directors, effective as of February 25, 2025, pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan.

10.3	*	Form of Restricted Stock Unit Agreement – Non-Employee Directors (Crestview), effective as of February 25, 2025, pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan.

10.4	*	Form of Performance Stock Unit Agreement, effective as of February 25, 2025, pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan.

31.1	*	Certification of Chief Executive Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104		Cover Page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
(Registrant)

May 9, 2025	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer and Duly Authorized Officer