Form 10-Q
period 2025-06-30
Pursuit Attractions & Hospitality, Inc.
filed 2025-08-07
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 4, 2025, there were 28,274,671 shares of Common Stock ($1.50 par value) outstanding.

In this report, for periods presented, “we,” “us,” “our,” “the Company,” and “Pursuit” refer to Pursuit Attractions and Hospitality, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2025	2024
Assets
Current assets
Cash and cash equivalents	$24,742	$49,702
Accounts receivable, net of allowances	24,167	9,267
Inventories	17,104	9,983
Prepaid insurance	7,823	825
Other current assets	46,441	47,607
Total current assets	120,277	117,384
Property and equipment, net	558,389	526,236
Other investments and assets	7,532	6,936
Operating lease right-of-use assets	27,191	26,765
Goodwill	108,295	103,321
Other intangible assets, net	71,415	64,366
Total Assets	$893,099	$845,008
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$29,616	$22,494
Contract liabilities	33,433	12,372
Accrued compensation	15,811	7,642
Operating lease obligations	3,771	3,084
Other current liabilities	30,398	28,932
Current portion of debt and finance obligations	2,566	1,870
Total current liabilities	115,595	76,394
Long-term debt and finance obligations	82,401	71,443
Pension and postretirement benefits	6,039	11,038
Long-term operating lease obligations	35,996	36,336
Other deferred items and liabilities	30,935	33,109
Total liabilities	270,966	228,320
Commitments and contingencies
Stockholders’ equity
Pursuit stockholders’ equity:
Common stock, $1.50 par value, 200,000 shares authorized, 28,270 shares outstanding as of June 30, 2025 and 28,077 shares outstanding as of December 31, 2024	47,413	47,413
Additional capital	675,085	680,684
Retained earnings	8,207	33,697
Accumulated other comprehensive loss	(43,354)	(64,475)
Common stock in treasury, at cost, 3,350 shares as of June 30, 2025 and 3,543 shares as of December 31, 2024	(158,989)	(171,494)
Total Pursuit stockholders’ equity	528,362	525,825
Non-redeemable noncontrolling interest	93,771	90,863
Total stockholders’ equity	622,133	616,688
Total Liabilities and Stockholders’ Equity	$893,099	$845,008

Refer to Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue:
Ticket, rooms, transportation, and other services revenue	$88,063	$76,050	$117,797	$105,034
Food, beverage, and retail products revenue	28,680	25,151	36,525	33,398
Total revenue	116,743	101,201	154,322	138,432
Costs and expenses:
Cost of food, beverage, and retail products sold	8,871	8,377	11,156	10,914
Operating expenses (exclusive of depreciation and amortization shown separately below)	62,563	59,793	100,990	100,167
Selling, general, and administrative expenses	15,729	13,695	32,894	26,537
Depreciation and amortization	11,073	11,182	22,041	20,945
Interest expense, net	1,928	3,937	3,392	6,859
Other expense, net	5,962	309	6,319	619
Total costs and expenses	106,126	97,293	176,792	166,041
Income (loss) from continuing operations before income taxes	10,617	3,908	(22,470)	(27,609)
Income tax expense	3,021	2,772	1,155	1,118
Income (loss) from continuing operations	7,596	1,136	(23,625)	(28,727)
Income from discontinued operations, net of tax	1,135	29,742	1,004	33,362
Net income (loss)	8,731	30,878	(22,621)	4,635
Net income attributable to non-redeemable noncontrolling interest	(3,085)	(1,807)	(2,869)	(884)
Net loss attributable to redeemable noncontrolling interest	—	240	—	443
Net income (loss) attributable to Pursuit	$5,646	$29,311	$(25,490)	$4,194
Diluted income (loss) per common share:
Continuing operations attributable to Pursuit common stockholders	$0.16	$(0.09)	$(0.94)	$(1.19)
Discontinued operations attributable to Pursuit common stockholders	0.04	1.07	0.04	1.20
Net income (loss) attributable to Pursuit common stockholders	$0.20	$0.98	$(0.90)	$0.01
Weighted-average outstanding and potentially dilutive common shares	28,392	21,126	28,184	21,078
Basic income (loss) per common share:
Continuing operations attributable to Pursuit common stockholders	$0.16	$(0.09)	$(0.94)	$(1.19)
Discontinued operations attributable to Pursuit common stockholders	0.04	1.07	0.04	1.20
Net income (loss) attributable to Pursuit common stockholders	$0.20	$0.98	$(0.90)	$0.01
Weighted-average outstanding common shares	28,256	21,126	28,184	21,078
Amounts attributable to Pursuit
Income (loss) from continuing operations	$4,511	$(431)	$(26,494)	$(29,168)
Income from discontinued operations	1,135	29,742	1,004	33,362
Net income (loss) attributable to Pursuit	$5,646	$29,311	$(25,490)	$4,194

Refer to Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$8,731	$30,878	$(22,621)	$4,635
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	22,744	(3,945)	23,527	(13,124)
Change in fair value of interest rate cap	—	216	—	434
Change in net actuarial loss, net of tax	3,489	71	3,532	156
Change in prior service cost, net of tax	(461)	(1)	(463)	18
Comprehensive income (loss)	34,503	27,219	3,975	(7,881)
Non-redeemable noncontrolling interest:
Comprehensive (income) loss attributable to non-redeemable noncontrolling interest	(7,716)	(1,225)	(8,344)	1,268
Redeemable noncontrolling interest:
Comprehensive loss attributable to redeemable noncontrolling interest	—	224	—	534
Comprehensive income (loss) attributable to Pursuit	$26,787	$26,218	$(4,369)	$(6,079)

Refer to Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2024	$47,413	$680,684	$33,697	$(64,475)	$(171,494)	$525,825	$90,863	$616,688
Net loss	—	—	(31,136)	—	—	(31,136)	(216)	(31,352)
Employee benefit plans	—	(9,148)	—	—	9,898	750	—	750
Share-based compensation - equity awards	—	2,436	—	—	—	2,436	—	2,436
Unrealized foreign currency translation adjustment	—	—	—	(61)	—	(61)	844	783
Amortization of net actuarial loss, net of tax	—	—	—	43	—	43	—	43
Amortization of prior service cost, net of tax	—	—	—	(2)	—	(2)	—	(2)
Other, net	—	(1)	—	—	—	(1)	—	(1)
Balance, March 31, 2025	$47,413	$673,971	$2,561	$(64,495)	$(161,596)	$497,854	$91,491	$589,345
Net income	—	—	5,646	—	—	5,646	3,085	8,731
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,436)	(5,436)
Employee benefit plans	—	(712)	—	—	2,607	1,895	—	1,895
Share-based compensation - equity awards	—	1,825	—	—	—	1,825	—	1,825
Unrealized foreign currency translation adjustment	—	—	—	18,113	—	18,113	4,631	22,744
Amortization of net actuarial loss, net of tax	—	—	—	3,489	—	3,489	—	3,489
Amortization of prior service cost, net of tax	—	—	—	(461)	—	(461)	—	(461)
Other, net	—	1	—	—	—	1	—	1
Balance, June 30, 2025	$47,413	$675,085	$8,207	$(43,354)	$(158,989)	$528,362	$93,771	$622,133

Refer to Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (CONTINUED)

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interest	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2023	$37,402	$568,230	$(326,084)	$(40,394)	$(195,721)	$43,433	$89,188	$132,621	$4,733	$132,591
Net loss	—	—	(25,117)	—	—	(25,117)	(923)	(26,040)	(203)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Capital contributions from noncontrolling interest	—	—	—	—	—	—	149	149	—	—
Change in fair value of interest rate cap	—	—	—	218	—	218	—	218	—	—
Employee benefit plans	—	(5,387)	—	—	5,358	(29)	—	(29)	—	—
Share-based compensation - equity awards	—	3,107	—	—	—	3,107	—	3,107	—	—
Unrealized foreign currency translation adjustment	—	—	—	(7,502)	—	(7,502)	(1,570)	(9,072)	(107)	—
Amortization of net actuarial loss, net of tax	—	—	—	85	—	85	—	85	—	—
Amortization of prior service cost, net of tax	—	—	—	19	—	19	—	19	—	—
Other, net	—	(17)	—	—	—	(17)	—	(17)	—	—
Balance, March 31, 2024	$37,402	$565,933	$(353,151)	$(47,574)	$(190,363)	$12,247	$86,844	$99,091	$4,423	$132,591
Net income (loss)	—	—	29,311	—	—	29,311	1,807	31,118	(240)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,300)	(3,300)	—	—
Change in fair value of interest rate cap	—	—	—	216	—	216	—	216	—	—
Employee benefit plans	—	(515)	—	—	1,737	1,222	—	1,222	—	—
Share-based compensation - equity awards	—	3,679	—	—	—	3,679	—	3,679	—	—
Unrealized foreign currency translation adjustment	—	—	—	(3,379)	—	(3,379)	(582)	(3,961)	16	—
Amortization of net actuarial loss, net of tax	—	—	—	71	—	71	—	71	—	—
Amortization of prior service cost, net of tax	—	—	—	(1)	—	(1)	—	(1)	—	—
Other, net	—	684	(893)	—	—	(209)	—	(209)	—	—
Balance, June 30, 2024	$37,402	$569,781	$(326,683)	$(50,667)	$(188,626)	$41,207	$84,769	$125,976	$4,199	$132,591

Refer to Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net (loss) income	$(22,621)	$4,635
Loss from discontinued operations, net of tax	(1,004)	(33,362)
Adjustments to reconcile net (loss) income to net cash used in operating activities attributable to continuing operations:
Depreciation and amortization	22,041	20,945
Share-based compensation expense	4,261	5,106
Other non-cash items, net	378	10,226
Change in operating assets and liabilities (excluding the impact of acquisition and disposition):
Receivables	(15,781)	(9,354)
Inventories	(6,728)	(5,354)
Accounts payable	3,284	3,117
Accrued compensation	1,484	(1,526)
Contract liabilities	19,816	20,914
Income taxes payable	1,738	(2,372)
Other assets and liabilities, net	(9,676)	(16,034)
Net cash used in operating activities attributable to continuing operations	(2,808)	(3,059)
Cash flows from investing activities
Capital expenditures	(28,262)	(30,839)
Proceeds from insurance	6,445	—
Cash paid for acquisitions	—	(394)
Proceeds from dispositions of property and other assets	136	18
Net cash used in investing activities attributable to continuing operations	(21,681)	(31,215)
Cash flows from financing activities
Proceeds from borrowings	75,456	285,867
Payments on debt and finance obligations	(65,383)	(256,053)
Dividends paid on preferred stock	—	(3,900)
Distributions to noncontrolling interest, net	(5,436)	(3,151)
Payments of debt issuance costs	(1,818)	(773)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(717)	(1,385)
Proceeds from exercise of stock options	2,840	—
Other financing activities	—	188
Net cash provided by financing activities attributable to continuing operations	4,942	20,793
Total cash used in continuing operations	(19,547)	(13,481)
Net cash (used in) provided by operating activities attributable to discontinued operations	(11,881)	25,790
Net cash provided by (used in) investing activities attributable to discontinued operations	1,485	(6,557)
Net cash used in financing activities attributable to discontinued operations	—	(989)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash attributable to discontinued operations	—	(860)
Total cash (used in) provided by discontinued operations	(10,396)	17,384
Effect of exchange rate changes on cash, cash equivalents, and restricted cash attributable to continuing operations	2,268	(545)
Net change in cash, cash equivalents, and restricted cash	(27,675)	3,358
Cash, cash equivalents, and restricted cash, beginning of year	56,057	59,029
Cash, cash equivalents, and restricted cash, end of period	$28,382	$62,387

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

The Condensed Consolidated Financial Statements include the accounts of Pursuit and its subsidiaries. We have eliminated all significant intercompany account balances and transactions in consolidation.

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

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and costs and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things: impairment testing of recorded goodwill and intangible assets and long-lived assets; allowance for uncollectible accounts receivable; sales reserve allowances; provision for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; pension and postretirement benefit costs and obligations; share-based compensation costs; the discount rates used to value lease obligations; and the allocation of purchase price of acquired businesses. These estimates are inherently based on judgment and information currently available. Actual results could differ from these and other estimates.

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly-liquid investments with remaining maturities when purchased of three months or less. Cash and cash equivalents consist of cash and bank demand deposits. Restricted cash primarily represents collateral required for our corporate credit card program.

Cash, cash equivalents, and restricted cash balances presented in the Condensed Consolidated Statements of Cash Flows consist of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents on the consolidated balance sheet	$24,742	$49,702
Restricted cash included in other current assets	3,640	6,355
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$28,382	$56,057

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

During 2024, we recorded total costs incurred at our properties affected by the Jasper wildfires of approximately $21.5 million. All of these costs are deemed probable of recovery through our insurance. During 2024, we received approximately $13 million in insurance proceeds as a partial settlement relating to the losses, of which $3.8 million was allocated to the charge for the Wilderness Kitchen and $9.2 million was allocated against the insurance receivable for costs incurred. We received additional insurance proceeds as a partial settlement payment relating to the losses of approximately $1.9 million during the three months ended June 30, 2025 and $6.4 million during the six months ended June 30, 2025 and revised our estimated costs incurred downward by $1.7 million. We are still in the process of determining whether additional recoveries are owed for costs incurred or business interruption.

Immaterial Correction to Prior Period Financial Statements

During the three months ended June 30, 2025, we identified a multi-year error in the presentation of the Condensed Consolidated Statements of Comprehensive Income (Loss), which resulted from the inclusion of incorrect amounts of unrealized foreign currency translation adjustments. The error had no impact on any of the other Condensed Consolidated Financial Statements. We evaluated the error and concluded it was not material to prior periods, individually or in the aggregate. However, we corrected the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 to conform to the current year presentation.

The following table reflects the effects of the correction on all affected line items of the previously reported Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in thousands)	As previously reported	Adjustment	As corrected	As previously reported	Adjustment	As corrected
Unrealized foreign currency translation adjustments	$(3,379)	$(566)	$(3,945)	$(10,881)	$(2,243)	$(13,124)
Comprehensive income (loss)	$27,785	$(566)	$27,219	$(5,638)	$(2,243)	$(7,881)
Comprehensive (income) loss attributable to non-redeemable noncontrolling interest (1)	$(2,389)	$1,164	$(1,225)	$(3,036)	$4,304	$1,268
Comprehensive loss attributable to redeemable noncontrolling interest	$240	$(16)	$224	$443	$91	$534
Comprehensive income (loss) attributable to Pursuit	$25,636	$582	$26,218	$(8,231)	$2,152	$(6,079)

(1) The “as previously reported” amounts for “comprehensive (income) loss attributable to non-redeemable noncontrolling interest” are a combination of the amounts previously reported under the financial statement line items for “comprehensive income attributable to non-redeemable noncontrolling interest” and “unrealized foreign currency translation adjustments.”

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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

satisfaction of the related contract performance obligation(s). We include customer deposits in “Contract liabilities” in the Condensed Consolidated Balance Sheets. The contract liabilities as of December 31, 2024 will be primarily recognized in revenue during 2025.

Disaggregation of Revenue

The following tables disaggregate revenue by major service and product lines, timing of revenue recognition, and markets served:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Services:
Ticket revenue	$53,200	$43,707	$72,152	$61,512
Rooms revenue	25,952	24,578	33,291	32,182
Transportation	3,677	3,338	5,512	5,193
Other	5,234	4,427	6,842	6,147
Total services revenue	88,063	76,050	117,797	105,034
Products:
Food and beverage	17,324	15,046	23,447	21,568
Retail operations	11,356	10,105	13,078	11,830
Total products revenue	28,680	25,151	36,525	33,398
Total revenue	$116,743	$101,201	$154,322	$138,432

Timing of revenue recognition:
Services transferred over time	$88,063	$76,050	$117,797	$105,034
Products transferred at a point in time	28,680	25,151	36,525	33,398
Total revenue	$116,743	$101,201	$154,322	$138,432

Markets:
Banff Jasper Collection (1)	$63,553	$55,239	$80,996	$73,345
Alaska Collection	15,851	14,046	16,566	14,659
Glacier Park Collection (1)	15,298	13,768	16,793	15,201
Flyover Attractions	9,510	8,533	16,422	14,722
Sky Lagoon	12,531	9,615	23,545	20,505
Total revenue	$116,743	$101,201	$154,322	$138,432

(1) The Prince of Wales Hotel, previously reported under the Glacier Park Collection, has been reclassified to the Banff Jasper Collection. Prior year amounts have been retrospectively adjusted to reflect this change.

NOTE 3. SHARE-BASED COMPENSATION

We grant share-based compensation awards to our officers, directors, and certain key employees pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan, as amended (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. As of June 30, 2025, there were 997,855 shares available for future grant under the 2017 Plan.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Performance-based restricted stock units	$607	$1,224	$1,661	$2,023
Restricted stock awards and restricted stock units	1,218	1,495	2,549	2,799
Stock options	—	85	51	284
Share-based compensation expense before income tax	1,825	2,804	4,261	5,106
Income tax benefit (1)	(47)	(38)	(86)	(77)
Share-based compensation expense, net of income tax	$1,778	$2,766	$4,175	$5,029

(1)
The income tax benefit amount for all periods primarily reflects the tax benefit associated with our Canadian-based employees.

NOTE 4. ACQUISITION

Jasper SkyTram

On December 31, 2024, we acquired 100% of the equity interests in the Jasper SkyTram attraction in Jasper National Park for total cash consideration of $23.7 million Canadian dollars (approximately $16.5 million U.S. dollars), which includes a renewable long-term lease with Parks Canada, with nearly 30 years remaining. The Jasper SkyTram ascends 2,263 meters (8,081 feet) up Whistlers Mountain while offering 360-degree national park views. On-site amenities include an interpretive boardwalk, easy access to hiking trails, and light culinary offerings.

The following table summarizes the preliminary allocation of the aggregate purchase price and amounts of assets acquired based upon the estimated fair value at the date of acquisition. During the three months ended June 30, 2025, we made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation. The purchase price allocation is not yet final and is subject to change within the measurement period (up to one year from the acquisition date) as the valuation of property and equipment and intangible assets is finalized.

(in thousands)
Purchase price paid as:
Cash	$16,129
Holdback	347
Purchase price	16,476

Fair value of net assets acquired:
Property and equipment	2,309
Intangible assets	13,487
Total assets acquired	15,796
Excess purchase price over fair value of net assets acquired (“goodwill”)	$680

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

Following are details of the purchase price allocated to the intangible assets acquired for the Jasper SkyTram:

(in thousands)	Amount	Weighted Average Life
Operating licenses	$13,278	27 years
Trade name	209	5 years
Total	$13,487	27 years

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Transaction costs associated with the acquisition were $0.4 million during 2024, which are included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. The acquired assets have been included in the Condensed Consolidated Financial Statements prospectively from the date of acquisition.

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

We determined that the sale of the GES Business met the criteria under Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations to be classified as a discontinued operation as the sale represented a strategic shift that had a significant effect on our operations and financial results. Accordingly, the Condensed Consolidated Statements of Operations have been adjusted for all prior periods to reflect the GES Business as discontinued operations.

The following table summarizes the results of the GES Business presented within discontinued operations in the Condensed Consolidated Statements of Operations:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2024
Revenue:
Services	$233,910	$431,856
Products	43,427	81,747
Total revenue	277,337	513,603
Costs and expenses:
Cost of services	199,982	388,421
Cost of products	37,478	69,910
Interest expense, net (1)	8,648	17,571
Other income, net	(692)	(448)
Total costs and expenses	245,416	475,454
Income from discontinued operations before income taxes	31,921	38,149
Income tax expense	3,079	5,620
Income from discontinued operations of the GES Business	28,842	32,529
Income from discontinued operations of previously sold operations	900	833
Income from discontinued operations	$29,742	$33,362

(1)
On December 31, 2024, in connection with the sale of the GES Business, we terminated and repaid in full all outstanding obligations (approximately $393 million) due under our previous $500 million credit facility with Bank of America, N.A. as administrative agent (the “2021 Credit Facility”) and all related liens and security interests were terminated, discharged and released. In accordance with ASC 205-20, we elected to allocate interest expense to discontinued operations for the 2021 Credit Facility and the related debt issuance costs that were not directly attributable to the GES Business. All of the interest expense and related debt issuance costs of the $400 million term loan were allocated to discontinued operations, and interest expense and debt issuance costs related to the $170 million revolving credit facility were allocated based on a ratio of net assets of the GES Business to the sum of our consolidated net assets and consolidated debt. We allocated interest expense to discontinued operations of $8.5 million during the three months ended June 30, 2024 and $17.6 million during the six months ended June 30, 2024.

We incurred transaction costs in connection with the sale of the GES Business of $1.5 million during the three months ended June 30, 2024 and $2.4 million during the six months ended June 30, 2024, which are included in discontinued operations. These costs primarily include third-party advisory, consulting, legal, and professional fees.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Deferred proceeds from sale of GES Business	$25,000	$25,000
Prepaid taxes	7,024	2,386
Restricted cash	3,640	6,355
Prepaid vendor payments	2,309	1,708
Insurance receivable	1,090	8,806
Other prepaid expenses	3,299	1,279
Other	4,079	2,073
Other current assets	$46,441	$47,607

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Land and land interests	$31,799	$31,332
Buildings and leasehold improvements	459,377	436,815
Equipment and other	291,082	258,677
Gross property and equipment	782,258	726,824
Accumulated depreciation	(278,053)	(248,691)
Property and equipment, net (excluding finance leases)	504,205	478,133
Finance lease ROU assets, net	54,184	48,103
Property and equipment, net	$558,389	$526,236

Depreciation expense was $9.7 million during the three months ended June 30, 2025 and $19.5 million during the six months ended June 30, 2025. Depreciation expense was $10.0 million during the three months ended June 30, 2024 and $18.6 million during the six months ended June 30, 2024.

NOTE 8. OTHER INVESTMENTS AND ASSETS

Other investments and assets consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Other mutual funds	$5,656	$5,258
Self-insured liability receivable	1,231	1,231
Other	645	447
Other investments and assets	$7,532	$6,936

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance at December 31, 2024	$103,321
Foreign currency translation adjustments	5,059
Measurement period adjustments	(85)
Balance at June 30, 2025	$108,295

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

use a discounted expected future cash flow methodology (income approach) to estimate the fair value of our reporting units for purposes of goodwill impairment testing. As of June 30, 2025, we do not believe there have been any significant changes to the outlook for the future years or to the risk profile of our reporting units that would indicate that goodwill impairment testing between annual tests is required.

Other intangible assets consisted of the following:

		June 30, 2025			December 31, 2024
(in thousands)	Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Customer contracts and relationships	8.9	$5,683	$(2,777)	$2,906	$5,475	$(2,453)	$3,022
Operating contracts and licenses	26.0	58,292	(7,138)	51,154	52,697	(5,505)	47,192
In-place lease	31.3	14,362	(2,392)	11,970	13,588	(2,069)	11,519
Tradenames	3.4	5,202	(3,409)	1,793	4,992	(2,920)	2,072
Other	0.4	9	(9)	—	10	(9)	1
Total amortized intangible assets		83,548	(15,725)	67,823	76,762	(12,956)	63,806
Indefinite-lived intangible assets:
Business licenses		3,592	—	3,592	560	—	560
Other intangible assets, net		$87,140	$(15,725)	$71,415	$77,322	$(12,956)	$64,366

Intangible asset amortization expense (excluding amortization expense of ROU assets) was $0.8 million during the three months ended June 30, 2025 and $1.5 million during the six months ended June 30, 2025. Intangible asset amortization expense was $0.7 million during the three months ended June 30, 2024 and $1.3 million during the six months ended June 30, 2024.

At June 30, 2025, the estimated future amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Year ending December 31,
Remainder of 2025	$1,620
2026	3,143
2027	2,748
2028	2,725
2029	2,610
Thereafter	54,977
Total	$67,823

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Continuing operations:
Accrued concession fees	$6,258	$6,525
Current portion of pension and postretirement liabilities	4,903	2,256
Income taxes payable	4,709	3,052
Deposit payable	3,056	—
Accrued restructuring	1,255	2,590
Other continuing operations	10,186	4,103
Total continuing operations	30,367	18,526
Discontinued operations:
Taxes payable	—	8,437
Self-insured liability	—	237
Environmental remediation liabilities	31	31
Other discontinued operations	—	1,701
Total discontinued operations	31	10,406
Total other current liabilities	$30,398	$28,932

NOTE 11. OTHER DEFERRED ITEMS AND LIABILITIES

Other deferred items and liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Continuing operations:
Foreign deferred tax liability	$25,911	$23,230
Self-insured liability	1,616	1,097
Accrued compensation	784	6,198
Other	1,267	1,150
Total continuing operations	29,578	31,675
Discontinued operations:
Environmental remediation liabilities	1,062	1,067
Self-insured liability	295	367
Total discontinued operations	1,357	1,434
Total other deferred items and liabilities	$30,935	$33,109

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12. DEBT AND FINANCE LEASE OBLIGATIONS

The components of debt and finance obligations consisted of the following:

	June 30,	December 31,
(in thousands, except interest rates)	2025	2024
2025 Revolving Credit Facility - Pursuit borrowings 6.2% interest rate at June 30, 2025, due through 2030 (1)	$10,500	$—
Jasper Term Loan - 6.5% interest rate at June 30, 2025 and December 31, 2024, due through 2028	12,126	11,583
Flyover Iceland Credit Facility - 8.0% interest rate at June 30, 2025 and 8.4% at December 31, 2024, due through 2029 (1)	3,690	3,434
Other	443	—
Less unamortized debt issuance costs	(1,980)	(271)
Total debt	24,779	14,746
Finance lease obligations - 9.2% weighted-average interest rate at June 30, 2025 and December 31, 2024, due through 2067 (2)	60,188	58,567
Total debt and finance lease obligations (3)(4)	84,967	73,313
Current portion	(2,566)	(1,870)
Long-term debt and finance lease obligations	$82,401	$71,443
(1)
Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs, or commitment fees.
(2)
Refer to Note 18 – Leases and Other for additional information.
(3)
The estimated fair value of total debt and finance leases was $84.1 million as of June 30, 2025 and $70.6 million as of December 31, 2024. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. Refer to Note 13 – Fair Value Measurements for additional information.
(4)
Cash paid for interest on debt was $3.8 million during the six months ended June 30, 2025 and $23.8 million during the six months ended June 30, 2024.

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

As of June 30, 2025, we were in compliance with all financial covenants under the 2025 Revolving Credit Facility.

Interest rates for U.S. dollar borrowings are based on the Secured Overnight Financing Rate (“SOFR”). We also have the option to borrow U.S. funds based on the “Base Rate,” which for any day is the highest of the Fed Funds Rate plus 0.50%, Bank of America’s publicly-announced “prime rate,” and SOFR plus 1.00%.

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

As of June 30, 2025, capacity remaining under the 2025 Revolving Credit Facility was $183.9 million, reflecting $200 million total facility size, less $10.5 million of outstanding borrowings and $5.6 million in outstanding letters of credit.

Interest rates for borrowings in Pound Sterling are based on the Sterling Overnight Index Average and interest rates for borrowings in Euro are based on the Euro Interbank Offered Rate (“EURIBOR”), plus applicable credit spreads. No such borrowings had been made as of June 30, 2025.

On July 1, 2025, we entered into a Share Purchase Agreement with the shareholders of Inversiones Turísticas Arenal, S.A. (“ITA”), pursuant to which we acquired all of the issued and outstanding shares of ITA for an aggregate purchase price of $111.0 million. We funded the purchase price primarily with borrowings under the 2025 Revolving Credit Facility of $105.0 million. Refer to Note 22 - Subsequent Events for additional information.

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

As of June 30, 2025, we were in compliance with all financial covenants under the Jasper Credit Facility.

Jasper Term Loan

The proceeds of the Jasper Term Loan reflect the outstanding balance under our prior Forest Park construction loan facility at the time it was converted to the Jasper Term Loan of $16.8 million Canadian dollars. The Jasper Term Loan bears interest at a 6.5% fixed rate.

Jasper Revolving Credit Facility

The proceeds of the Jasper Revolving Credit Facility are used to fund capital improvements. As of June 30, 2025, there were no outstanding borrowings, and capacity remaining under the Jasper Revolving Credit Facility was $10.0 million Canadian dollars (approximately $7.3 million U.S. dollars). The Jasper Revolving Credit Facility bears interest at the Canadian Prime Rate plus 2.25%.

Flyover Iceland Credit Facility

Effective February 15, 2019, Flyover Iceland ehf., (“Flyover Iceland”) a wholly-owned subsidiary of Esja Attractions ehf. (“Esja”), entered into a credit agreement with a €5.0 million (approximately $5.6 million U.S. dollars) credit facility (the “Flyover Iceland Credit Facility”) with an original maturity date of March 1, 2022. The loan proceeds were used to complete the development of the Flyover Iceland attraction. The loan bears interest at the three month EURIBOR plus 5.5%.

Flyover Iceland entered into an addendum effective December 1, 2021 wherein the principal payments were deferred for twelve months beginning December 1, 2021, with equal quarterly principal payments due beginning December 1, 2022 and the maturity date was extended to September 1, 2027.

On February 27, 2024, Flyover Iceland reached an agreement to amend and extend the Flyover Iceland Credit Facility, wherein the principal payments were deferred for six months beginning March 1, 2024, with equal quarterly principal payments due beginning September 1, 2024 and a maturity date of September 1, 2029. The amended terms also include a modification of the financial covenants and an adjustment of the interest rate to three month EURIBOR plus 5.5%, decreasing to 4.9% once Flyover Iceland’s leverage ratio is below 4.00 to 1.00. As of June 30, 2025, we were in compliance with all financial covenants under the Flyover Iceland Credit Facility.

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value.

The fair value of assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$5,656	$5,656	$—	$—
Total assets at fair value on a recurring basis	$5,656	$5,656	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$5,258	$5,258	$—	$—
Total assets at fair value on a recurring basis	$5,258	$5,258	$—	$—

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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14. INCOME (LOSS) PER SHARE

The components of basic and diluted loss per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Income (loss) from continuing operations	$7,596	$1,136	$(23,625)	$(28,727)
Less: Net income attributable to non-redeemable noncontrolling interest	(3,085)	(1,807)	(2,869)	(884)
Less: Net loss attributable to redeemable noncontrolling interest	—	240	—	443
Net income (loss) from continuing operations attributable to Pursuit	4,511	(431)	(26,494)	(29,168)
Add: Allocation to participating securities	—	572	—	7,953
Convertible preferred stock dividends paid in cash	—	(1,950)	—	(3,900)
Net income (loss) from continuing operations allocated to Pursuit common stockholders (basic)	4,511	(1,809)	(26,494)	(25,115)
Income from discontinued operations, net of tax	1,135	29,742	1,004	33,362
Less: Allocation to participating securities	—	(7,140)	—	(8,023)
Net income from discontinued operations allocated to Pursuit common stockholders (basic)	1,135	22,602	1,004	25,339
Net income (loss) allocated to Pursuit common stockholders - basic and diluted	$5,646	$20,793	$(25,490)	$224

Basic weighted-average outstanding common shares	28,256	21,126	28,184	21,078
Additional dilutive shares related to share-based compensation	136	—	—	—
Diluted weighted-average outstanding common shares	28,392	21,126	28,184	21,078

Income (loss) per common share:
Basic:
Continuing operations	$0.16	$(0.09)	$(0.94)	$(1.19)
Discontinued operations	0.04	1.07	0.04	1.20
Basic income (loss) attributable to Pursuit common stockholders:	$0.20	$0.98	$(0.90)	$0.01
Diluted (1):
Continuing operations	$0.16	$(0.09)	$(0.94)	$(1.19)
Discontinued operations	0.04	1.07	0.04	1.20
Diluted income (loss) attributable to Pursuit common stockholders:	$0.20	$0.98	$(0.90)	$0.01
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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

per share. The adjustment to the carrying value of the redeemable noncontrolling interest is reflected in income (loss) per common share.

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Unvested restricted share-based awards	114	2	193	25
Unvested performance share-based awards	146	152	235	102
Stock options	225	138	194	138

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss (“AOCL”) by component are as follows:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Cost, Net	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(62,940)	$(1,535)	$(64,475)
Other comprehensive income before reclassifications	18,052	—	18,052
Amounts reclassified from AOCL, net of tax	—	3,069	3,069
Net other comprehensive income	18,052	3,069	21,121
Balance at June 30, 2025	$(44,888)	$1,534	$(43,354)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Cost, Net	Unrealized Gain (Loss) on Interest Rate Cap	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(35,340)	$(4,403)	$(651)	$(40,394)
Other comprehensive income (loss) before reclassifications	(10,881)	—	328	(10,553)
Amounts reclassified from AOCL, net of tax	—	174	106	280
Net other comprehensive income (loss)	(10,881)	174	434	(10,273)
Balance at June 30, 2024	$(46,221)	$(4,229)	$(217)	$(50,667)

Amounts reclassified from AOCL that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. Refer to Note 17 – Pension and Postretirement Benefits for additional information.

NOTE 16. INCOME TAXES

The effective tax rate was 28.5% for the three months ended June 30, 2025 and a negative 5.1% for the six months ended June 30, 2025. The effective tax rate was 70.9% for the three months ended June 30, 2024 and a negative 4.0% for the six months ended June 30, 2024.

The income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The amount and change of pre-tax income and loss recognized between jurisdictions impacted the reported effective tax rate for the six months ended June 30, 2025, as we do not recognize a tax benefit primarily on losses in the United States where we have a valuation allowance, while recognizing tax expense in Canada and Iceland.

During the three and six months ended June 30, 2025, we recognized a tax benefit of $3.2 million associated with the release of valuation allowances recorded against Canadian net operating losses, as well as the Giltspur, Inc. Employees’ Pension Plan. During the six months ended June 30, 2024, we recorded a $0.5 million expense to record estimated withholding taxes associated with repatriating all of Sky Lagoon’s earnings back to the United States and a valuation allowance against the tax credit generated from this withholding tax.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We paid net cash for income taxes of $17.0 million during the six months ended June 30, 2025, of which $11.2 million was paid to U.S. federal and state taxing authorities and $4.8 million was paid to Canadian taxing authorities. We paid net cash for income taxes of $8.9 million during the six months ended June 30, 2024, primarily to Canadian taxing authorities.

NOTE 17. PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost of our pension and postretirement benefit plans for the three months ended June 30, 2025 and 2024 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$6	$6	$—	$50
Interest cost	142	201	107	91	75	77
Expected return on plan assets	(67)	(57)	—	—	(52)	(79)
Amortization of prior service cost	(431)	(10)	9	19	11	—
Recognized net actuarial loss (gain)	5,970	79	(56)	(38)	5	23
Net periodic benefit cost	$5,614	$213	$66	$78	$39	$71

The components of net periodic benefit cost of our pension and postretirement benefit plans for the six months ended June 30, 2025 and 2024 consist of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$11	$12	$—	$101
Interest cost	350	402	216	182	147	155
Expected return on plan assets	(130)	(114)	—	—	(102)	(159)
Amortization of prior service cost	(441)	(20)	17	38	21	—
Recognized net actuarial loss (gain)	6,033	158	(80)	(76)	12	47
Net periodic benefit cost	$5,812	$426	$164	$156	$78	$144

We expect to contribute $1.9 million to our funded pension plans, $1.4 million to our unfunded pension plans, and $0.8 million to our postretirement benefit plans in 2025. During the six months ended June 30, 2025, we contributed $1.8 million to our funded pension plans, $1.1 million to our unfunded pension plans, and $0.3 million to our postretirement benefit plans. Additionally, during the three and six months ended June 30, 2025, we completed the termination and settlement of the Giltspur, Inc. Employees’ Pension Plan, which resulted in a reclassification of previously recorded prior service cost and net actuarial loss within AOCL to other expense, net of approximately $5.4 million.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 18. LEASES AND OTHER

The balance sheet presentation of our operating and finance leases is as follows:

		June 30,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2025	2024
Assets:
Operating lease ROU assets	Operating lease ROU assets	$27,191	$26,765
Finance lease ROU assets, net	Property and equipment, net	54,184	48,103
Total lease ROU assets		$81,375	$74,868

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$3,771	$3,084
Finance lease obligations	Current portion of debt and finance obligations	1,009	883
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	35,996	36,336
Finance lease obligations	Long-term debt and finance obligations	59,179	57,684
Total lease liabilities		$99,955	$97,987

The components of lease expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Finance lease cost:
Amortization of ROU assets	$503	$520	$986	$1,038
Interest on lease liabilities	1,337	1,342	2,666	2,700
Operating lease cost	1,747	1,653	3,394	3,317
Short-term lease cost	775	767	1,261	1,185
Variable lease cost	30	32	60	63
Total lease cost, net	$4,392	$4,314	$8,367	$8,303

Other information related to operating and finance leases are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,814	$1,713	$3,496	$3,332
Operating cash flows from finance leases	$1,599	$1,519	$3,119	$3,007
Financing cash flows from finance leases	$239	$266	$460	$575
ROU assets obtained in exchange for lease obligations:
Operating leases	$418	$151	$2,139	$391

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	10.2	10.8
Finance leases	33.9	35.0
Weighted-average discount rate:
Operating leases	7.3%	7.3%
Finance leases	9.2%	9.2%

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2025, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2025	$3,033	$3,215	$6,248
2026	6,289	6,458	12,747
2027	5,351	6,335	11,686
2028	5,112	6,164	11,276
2029	5,118	6,164	11,282
Thereafter	33,560	171,034	204,594
Total future lease payments	58,463	199,370	257,833
Less: Amount representing interest	(18,696)	(139,182)	(157,878)
Present value of minimum lease payments	39,767	60,188	99,955
Current portion	(3,771)	(1,009)	(4,780)
Long-term portion	$35,996	$59,179	$95,175

As of June 30, 2025, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, are as follows:

(in thousands)
Remainder of 2025	$997
2026	1,664
2027	919
2028	736
2029	587
Thereafter	1,400
Total minimum rents	$6,303

NOTE 19. LITIGATION, CLAIMS, CONTINGENCIES, AND OTHER

Litigation and Regulatory Proceedings

We are plaintiffs or defendants in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of June 30, 2025 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of June 30, 2025, we had recorded environmental remediation liabilities of $1.1 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantees

As of June 30, 2025, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the Condensed Consolidated Financial Statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of June 30, 2025 would be approximately $43.2 million. These guarantees relate to our leased equipment and facilities through December 2038. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

NOTE 20. NONCONTROLLING INTERESTS - REDEEMABLE AND NON-REDEEMABLE

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership increased to 56.4% as of June 30, 2025. Through Esja and its wholly-owned subsidiary, we operate the Flyover Iceland attraction.

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

Changes in the non-redeemable noncontrolling interest are as follows:

(in thousands)	Glacier Park, Inc.	Brewster (1)	Sky Lagoon	Flyover Iceland	Total
Balance at December 31, 2024	$19,998	$54,923	$12,563	$3,379	$90,863
Net (loss) income attributable to non-redeemable noncontrolling interest	(983)	(10)	4,385	(523)	2,869
Distributions to noncontrolling interests, net	—	—	(5,436)	—	(5,436)
Foreign currency translation adjustments	34	3,085	1,904	452	5,475
Balance at June 30, 2025	$19,049	$57,998	$13,416	$3,308	$93,771
Equity ownership interest that we do not own	20%	40%	49%	43.6%

(1)
Includes Mountain Park Lodges and the Golden Skybridge at Brewster, part of the Banff Jasper Collection.

NOTE 21. SEGMENT INFORMATION

On December 31, 2024, we completed the sale of our GES Business (“GES Sale”). Prior to the GES Sale, our three operating segments comprised Pursuit, GES Exhibitions, and Spiro. As a result of the GES Sale, the operating results and cash flows for the GES Business

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

have been classified as discontinued operations within the Condensed Consolidated Financial Statements for all periods presented. Refer to Note 5 – Discontinued Operations for additional information. Following our relaunch as Pursuit, our Board of Directors appointed a new President and Chief Executive Officer, who is our chief operating decision maker (“CODM”).

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

Our CODM assesses performance of our single reportable segment and decides how to allocate resources based on income (loss) from continuing operations, which is also reported on the Condensed Consolidated Statements of Operations as “Income (loss) from continuing operations.” Our CODM uses income (loss) from continuing operations to monitor actual results to our forecasted plan, which is used in assessing performance and in establishing management compensation.

The financial information, including significant single segment expense categories regularly provided to our CODM, are included in the following table including a reconciliation to income (loss) from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Total revenue	$116,743	$101,201	$154,322	$138,432
Costs and expenses:
Cost of food, beverage, and retail products sold	$8,871	$8,377	$11,156	$10,914
Operating labor expenses (1)	28,329	27,795	44,507	44,880
Other segment expenses (2)	34,234	31,998	56,483	55,287
Selling, general, and administrative expenses	15,729	13,695	32,894	26,537
Depreciation and amortization	11,073	11,182	22,041	20,945
Interest expense, net	1,928	3,937	3,392	6,859
Other expense, net	5,962	309	6,319	619
Total costs and expenses	106,126	97,293	176,792	166,041
Income (loss) from continuing operations before income taxes	10,617	3,908	(22,470)	(27,609)
Income tax expense	3,021	2,772	1,155	1,118
Income (loss) from continuing operations	$7,596	$1,136	$(23,625)	$(28,727)

(1) Operating labor expenses consist of wages, incentives, benefits, and employer taxes.

(2) Other segment expenses, exclusive of depreciation and amortization, primarily include insurance expense, royalty fees, utilities, operating lease expense, property tax expense, credit card fees and certain overhead expenses.

NOTE 22. SUBSEQUENT EVENTS

Acquisition of Tabacón Thermal Resort & Spa

On July 1, 2025, we entered into a Share Purchase Agreement with the shareholders of ITA, pursuant to which we acquired all of the issued and outstanding shares of ITA for an aggregate purchase price of $111.0 million. We funded the purchase price primarily with borrowings under the 2025 Revolving Credit Facility. ITA is the owner and operator of Tabacón, a five-star eco-luxury resort located in the Arenal region of Costa Rica, which spans 570 acres of rainforest. Tabacón features 105 rooms, an internationally renowned spa, and signature culinary experiences. The acquisition is subject to customary post-closing adjustments for indebtedness, deferred revenue, working capital, and other specified matters in the Share Purchase Agreement.

Authorization of New Share Repurchase Program

In March 2020, our Board of Directors suspended our existing share repurchase program indefinitely, and 546,283 shares of our common stock remained authorized for repurchase under the suspended share repurchase program as of June 30, 2025. On August 4, 2025, our Board of Directors cancelled the existing and previously suspended share repurchase program and approved a new share repurchase authorization. As a result, $50 million is available to repurchase our common stock as of August 4, 2025. Repurchases may be made from time to time in our discretion through open market purchases, including through Rule 10b5-1 trading plans, or otherwise, as market conditions and business considerations warrant.

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

Overview

We are an attractions and hospitality company that owns and operates a collection of inspiring and unforgettable experiences in iconic destinations in the United States, Canada, Iceland, and Costa Rica (as of July 1, 2025, in conjunction with our recent acquisition of Tabacón Thermal Resort & Spa (“Tabacón”), as further discussed below). Our elevated hospitality experiences include 17 world-class point-of-interest attractions and 29 distinctive lodges, along with integrated restaurants, retail and transportation that enable visitors to discover and connect with stunning national parks and renowned global travel locations.

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

Acquisition of Tabacón Thermal Resort & Spa

On July 1, 2025, we entered into a Share Purchase Agreement with the shareholders of Inversiones Turísticas Arenal, S.A. (“ITA”), pursuant to which we acquired all of the issued and outstanding shares of ITA. ITA is the owner and operator of Tabacón, a five-star eco-luxury resort located in the Arenal region of Costa Rica, which spans 570 acres of rainforest. Tabacón features 105 rooms, an internationally renowned spa, and signature culinary experiences. Refer to Note 22 – Subsequent Events of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information. The financial results of Tabacón will be consolidated in our financial statements prospectively from the date of acquisition and, as such, there is no financial impact from Tabacón included in the results of operations for the three and six months ended June 30, 2025.

Seasonality

Our peak activity historically occurs during the summer months. During 2024, 77% of our revenue was earned in the second and third quarters.

Results of Operations

The following table presents total revenue by line of business:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue (1):
Attractions	$67,968	$56,421	20.5%	$91,960	$79,401	15.8%
Hospitality	44,485	40,547	9.7%	55,679	52,127	6.8%
Transportation	3,727	3,381	10.2%	5,522	5,309	4.0%
Other	563	852	(33.9)%	1,161	1,595	(27.2)%
Total revenue	$116,743	$101,201	15.4%	$154,322	$138,432	11.5%

(1)
Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Liabilities of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Attractions revenue increased $11.5 million primarily due to a 7.7% increase in the number of visitors as well as higher revenue per attraction visitor of 11.9%. Additionally, our Jasper SkyTram attraction, which we acquired on December 31, 2024, contributed incremental revenue of $1.7 million during the three months ended June 30, 2025.

Hospitality revenue increased $3.9 million primarily due to a 9.0% increase in Revenue per Available Room (“RevPAR”) driven by revenue management efforts and increased guest demand, partially offset by a decrease in available room nights of 3.1% due to ongoing renovations work at the Forest Park Woodland Wing.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Attractions revenue increased $12.6 million primarily due to a 5.9% increase in the number of visitors as well as higher revenue per attraction visitor of 9.4%. Additionally, our Jasper SkyTram attraction, which we acquired on December 31, 2024 and Flyover Chicago attraction, which opened on March 1, 2024, contributed incremental revenue of $3.0 million during the six months ended June 30, 2025.

Hospitality revenue increased $3.6 million primarily due to an 8.6% increase in RevPAR driven by revenue management efforts and increased guest demand, partially offset by a decrease in available room nights of 4.7% due to ongoing renovations work at the Forest Park Woodland Wing.

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

The following table provides our key performance indicators:

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024		% Change
	As Reported	Same-Store(2)	As Reported	Same-Store(2)	As Reported	Same-Store(2)
Attractions Key Performance Indicators:
Number of visitors	1,135,144	1,002,312	1,054,378	952,776	7.7%	5.2%
Ticket revenue (in thousands)	$53,200	$49,427	$43,707	$42,256	21.7%	17.0%
Effective ticket price	$46.87	$49.31	$41.45	$44.35	13.1%	11.2%
Attractions revenue (in thousands)	$67,968	$63,640	$56,421	$54,928	20.5%	15.9%
Revenue per attraction visitor	$59.88	$63.49	$53.51	$57.65	11.9%	10.1%
Hospitality Key Performance Indicators:
Room nights available	159,108	151,215	164,228	150,396	(3.1)%	0.5%
Rooms revenue (in thousands)	$25,952	$24,821	$24,578	$22,669	5.6%	9.5%
RevPAR	$163.11	$164.15	$149.66	$150.73	9.0%	8.9%
Occupancy	73.5%	73.1%	69.3%	69.0%	4.2%	4.1%
ADR	$221.80	$224.67	$216.10	$218.38	2.6%	2.9%
Hospitality revenue (in thousands)	$44,485	$41,621	$40,547	$37,936	9.7%	9.7%

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024		% Change
	As Reported	Same-Store(1)	As Reported	Same-Store(1)	As Reported	Same-Store(1)
Attractions Key Performance Indicators:
Number of visitors	1,594,604	1,393,096	1,506,186	1,368,924	5.9%	1.8%
Ticket revenue (in thousands)	$72,152	$66,664	$61,512	$59,017	17.3%	13.0%
Effective ticket price	$45.25	$47.85	$40.84	$43.11	10.8%	11.0%
Attractions revenue (in thousands)	$91,960	$85,850	$79,401	$76,606	15.8%	12.1%
Revenue per attraction visitor	$57.67	$61.63	$52.72	$55.96	9.4%	10.1%
Hospitality Key Performance Indicators:
Room nights available	268,223	252,773	281,538	253,874	(4.7)%	(0.4)%
Rooms revenue (in thousands)	$33,291	$31,683	$32,182	$29,108	3.4%	8.8%
RevPAR	$124.12	$125.34	$114.31	$114.65	8.6%	9.3%
Occupancy	67.8%	67.5%	64.4%	64.6%	3.4%	2.9%
ADR	$183.18	$185.70	$177.43	$177.51	3.2%	4.6%
Hospitality revenue (in thousands)	$55,679	$51,963	$52,127	$47,673	6.8%	9.0%

(1)
Same-Store metrics include only attractions and lodging properties that we operated at full capacity, considering seasonal closures, for the entirety of the 2025 and 2024 periods presented. Apgar Lookout Retreat, Forest Park Hotel Woodland Wing, Flyover Chicago, and the Jasper SkyTram are excluded from same-store metrics. For experiences located outside the United States, key performance indicator comparisons to the prior year are expressed on a constant U.S. dollar basis.

Attractions. The increase in the same-store number of attraction visitors during the three and six months ended June 30, 2025 was primarily driven by continued momentum in guest demand.

During the three months ended June 30, 2025, attractions ticket revenue on a same-store basis increased $7.2 million, driven by a 5.2% increase in visitors and an 11.2% increase in effective ticket price. During the six months ended June 30, 2025, attractions ticket revenue on a same-store basis increased $7.6 million, driven by a 1.8% increase in visitors and a 11.0% increase in effective ticket price. These increases were primarily driven by the expansion of the Sky Lagoon experience, which included the addition of a larger ritual area and the debut of Skjól, a seven step ritual that opened in August 2024.

Hospitality. The increase in RevPAR on a same-store basis during both the three and six months ended June 30, 2025 was due to higher occupancy and an increase in ADR.

Rooms revenue on a same-store basis for the three months ended June 30, 2025 increased $2.2 million on an 8.9% increase in RevPAR. Rooms revenue on a same-store basis for the six months ended June 30, 2025 increased $2.6 million on a 9.3% increase in RevPAR.

Other Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Cost of food, beverage, and retail products sold	$8,871	$8,377	5.9%	$11,156	$10,914	2.2%
Operating expenses (exclusive of depreciation and amortization shown separately below)	$62,563	$59,793	4.6%	$100,990	$100,167	0.8%
Selling, general, and administrative expenses	$15,729	$13,695	14.9%	$32,894	$26,537	24.0%
Depreciation and amortization	$11,073	$11,182	(1.0)%	$22,041	$20,945	5.2%
Interest expense, net	$1,928	$3,937	(51.0)%	$3,392	$6,859	(50.5)%
Other expense, net	$5,962	$309	**	$6,319	$619	**
Income tax expense	$3,021	$2,772	9.0%	$1,155	$1,118	3.3%
Income from discontinued operations, net of tax	$1,135	$29,742	(96.2)%	$1,004	$33,362	(97.0)%

** Change is greater than +/- 100%.

Operating expenses (exclusive of depreciation and amortization) - The increase in operating expenses for the three months ended June 30, 2025 compared to the prior year period was primarily due to increases in variable costs associated with increased transaction volumes and revenues, including royalty and concession fees, labor expense, and cost of goods, as well as other inflationary cost increases, including an increase in allocated administrative expenses, $1.0 million of increased repairs and maintenance expense, and a $0.7 million increase in professional services. These increases were partially offset by the periodic remeasurement of the Sky Lagoon finance lease obligation, which resulted in an unrealized foreign exchange gain of $3.9 million in the second quarter of 2025 as compared to an unrealized gain of $0.2 million in the second quarter of 2024.

Selling, general, and administrative expenses - The increase in selling, general and administrative expenses is primarily due to higher transaction-related costs of $3.4 million during the three months ended June 30, 2025 and $8.3 million during the six months ended June 30, 2025 (primarily related to our transition to a standalone publicly-traded operating company in connection with the sale of the GES Business, as well as expenses associated with our acquisition of Tabacón), offset in part by a decrease in corporate overhead costs.

Other expense, net - The increase in other expense, net is primarily due to a $5.4 million settlement charge associated with the termination of the Giltspur Inc. Employees’ Pension Plan, which was reclassified from AOCL.

Income tax expense – The effective tax rate was 28.5% for the three months ended June 30, 2025 compared to 70.9% for the three months ended June 30, 2024, and a negative 5.1% for the six months ended June 30, 2025 compared to a negative 4.0% for the six months ended June 30, 2024. The decrease in the effective rate for the three months ended June 30, 2025 compared to the prior year period was primarily attributable to a tax benefit recorded during the three and six months ended June 30, 2025 of $3.2 million associated with the release of valuation allowances recorded against Canadian net operating losses, as well as the termination of the Giltspur, Inc. Employees’ Pension Plan.

Income from discontinued operations, net of tax – On December 31, 2024, we completed the sale of the GES Business. Accordingly, the operating results of the GES Business are included within discontinued operations for 2024.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital outlays for at least the next 12 months and the longer term.

When assessing our current sources of liquidity, we include the following:

	June 30,	December 31,
(in thousands)	2025	2024
Unrestricted cash and cash equivalents (1)	$24,742	$49,702
Available capacity on 2025 Revolving Credit Facility(2)	183,859	—
Total available liquidity	$208,601	$49,702

(1)
As of June 30, 2025, we held $21.2 million of our cash and cash equivalents outside of the United States.
(2)
As of June 30, 2025, the available capacity of our 2025 Revolving Credit Facility (as defined below) was $200 million less $10.5 million of outstanding borrowings and $5.6 million in outstanding letters of credit.

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

On July 1, 2025, we entered into a Share Purchase Agreement with the shareholders of ITA, pursuant to which we acquired all of the issued and outstanding shares of ITA for an aggregate purchase price of $111.0 million. We funded the purchase price primarily with borrowings under the 2025 Revolving Credit Facility of $105.0 million. Refer to Note 12 – Debt and Finance Lease Obligations and Note 22 – Subsequent Events of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information.

Cash provided by operating activities, supplemented by our existing cash and cash equivalents and availability under our 2025 Revolving Credit Facility, are our primary sources of liquidity for funding our business requirements. During the six months ended June 30, 2025, net cash used in operating activities attributable to continuing operations was $2.8 million.

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

Capital Expenditures

For 2025, we have planned capital expenditures of approximately $71 million to $76 million. This includes approximately $38 million to $43 million on select growth projects, including the refresh of the Forest Park Hotel’s Woodland Wing. We expect to evaluate other selective investments to advance our Refresh, Build, Buy growth strategy while maintaining a solid liquidity position.

Other Obligations

We have additional obligations as part of our ordinary course of business, beyond those committed for debt obligations and capital expenditures. Refer to Note 17 – Pension and Postretirement Benefits and Note 18 – Leases and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further information. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on changes to agreed-upon amounts for certain obligations.

Cash Flows

Operating Activities

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Net (loss) income	$(22,621)	$4,635
Loss from discontinued operations, net of tax	(1,004)	(33,362)
Depreciation and amortization	22,041	20,945
Share-based compensation expense	4,261	5,106
Other non-cash items, net	378	10,226
Changes in operating assets and liabilities, net	(5,863)	(10,609)
Net cash used in operating activities attributable to continuing operations	$(2,808)	$(3,059)

Net cash used by operating activities attributable to continuing operations remained relatively flat as compared to the prior year.

Investing Activities

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Capital expenditures	$(28,262)	$(30,839)
Proceeds from insurance	6,445	—
Cash paid for acquisitions	—	(394)
Proceeds from dispositions of property and other assets	136	18
Net cash used in investing activities attributable to continuing operations	$(21,681)	$(31,215)

Net cash used in investing activities attributable to continuing operations decreased $9.5 million compared to the prior year period, primarily due to a decrease in capital expenditures combined with insurance proceeds received of $6.4 million for the Jasper wildfires in the 2025 period.

Financing Activities

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Proceeds from borrowings	$75,456	$285,867
Payments on debt and finance obligations	(65,383)	(256,053)
Dividends paid on preferred stock	—	(3,900)
Distributions to noncontrolling interest, net	(5,436)	(3,151)
Payments of debt issuance costs	(1,818)	(773)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(717)	(1,385)
Proceeds from exercise of stock options	2,840	—
Other financing activities	—	188
Net cash provided by financing activities attributable to continuing operations	$4,942	$20,793

Net cash provided by financing activities attributable to continuing operations decreased $15.9 million, primarily due to net borrowings of $10.1 million during the six months ended June 30, 2025 compared to $29.8 million during the six months ended June 30, 2024.

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

Our foreign operations during the three and six months ended June 30, 2025 were in Canada and Iceland. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of AOCL in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. We recorded cumulative unrealized foreign currency translation losses in stockholders’ equity of $44.9 million as of June 30, 2025 and $62.9 million as of December 31, 2024. We recorded an unrealized foreign currency translation gain in other comprehensive income (loss) of $23.5 million during the six months ended June 30, 2025 and a loss of $13.1 million during the six months ended June 30, 2024.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of June 30, 2025, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $46.9 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Condensed Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2025.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 19 – Litigation, Claims, Contingencies, and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding litigation and regulatory proceedings in which we are involved, which information is incorporated by reference herein.

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

Item 2. Unregistered Sales of Equity Securities AND Use of Proceeds

Pursuant to previously announced authorizations, our Board of Directors has authorized us to repurchase shares of our common stock from time to time at prevailing market prices. As of June 30, 2025, 546,283 shares of our common stock remained available for repurchase under all prior authorizations. In March 2020, our Board of Directors suspended future common stock dividend payments and our share repurchase program for the foreseeable future. During the three months ended June 30, 2025, we did not repurchase any equity securities. On August 4, 2025, our Board of Directors cancelled the existing and previously suspended share repurchase program and approved a new share repurchase authorization. As a result, $50 million is available to repurchase our common stock as of August 4, 2025. Repurchases may be made from time to time in our discretion through open market purchases, including through Rule 10b5-1 trading plans, or otherwise, as market conditions and business considerations warrant. The Board of Directors’ authorization does not have an expiration date.

Item 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

3.1		Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004 (SEC File No. 001-11015; SEC Film No. 04961107).	10-Q	6/30/2004	3.A	8/9/2004

3.2		Amendment to the Restated Certificate of Incorporation of Pursuit Attractions and Hospitality, Inc.	8-K		3.1	1/3/2025

3.3		Amended and Restated Bylaws of Pursuit Attractions and Hospitality Inc.	8-K		3.2	1/3/2025

10.1		Share Purchase Agreement, dated July 1, 2025, by and among Pursuit Attractions and Hospitality, Inc. and the shareholders of Inversiones Turísticas Arenal, S.A. named therein.	8-K		10.1	7/8/2025

31.1	*	Certification of Chief Executive Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104		Cover Page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
(Registrant)

August 7, 2025	By:	/s/ Michael L. Bosco
(Date)		Michael L. Bosco
Chief Accounting Officer and Duly Authorized Officer