Form 10-Q
period 2025-09-30
Pursuit Attractions & Hospitality, Inc.
filed 2025-11-06
CIK 884219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

1401 17th Street, Suite 1400, Denver, Colorado 80202
(Address of principal executive offices and zip code)

(602) 207-1000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1.50 par value per share	PRSU	New York Stock Exchange

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

As of November 3, 2025, there were 28,283,264 shares of common stock outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	2

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2025 and 2024	3

	Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity for the Three Months Ended March 31, June 30, and September 30, 2025 and 2024	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

SIGNATURE		39

Unless the context requires otherwise, for periods presented in this report, “we,” “us,” “our,” “the Company,” and “Pursuit” refer to Pursuit Attractions and Hospitality, Inc. and our consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2025	2024
Assets
Current assets
Cash and cash equivalents	$33,806	$49,702
Accounts receivable, net of allowances	28,602	9,267
Inventories	12,404	9,983
Prepaid insurance	4,469	825
Other current assets	34,898	47,607
Total current assets	114,179	117,384
Property and equipment, net	624,085	526,236
Other investments and assets	7,662	6,936
Operating lease right-of-use assets	25,619	26,765
Goodwill	148,553	103,321
Other intangible assets, net	76,735	64,366
Total Assets	$996,833	$845,008
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,318	$22,494
Contract liabilities	13,316	12,372
Accrued compensation	19,466	7,642
Operating lease obligations	3,303	3,084
Current portion of debt and finance lease obligations	2,602	1,870
Other current liabilities	43,000	28,932
Total current liabilities	105,005	76,394
Long-term debt and finance lease obligations	124,485	71,443
Pension and postretirement benefits	5,974	11,038
Long-term operating lease obligations	34,865	36,336
Other deferred items and liabilities	37,719	33,109
Total liabilities	308,048	228,320
Commitments and contingencies
Stockholders’ equity
Pursuit stockholders’ equity:
Common stock, $1.50 par value, 200,000 shares authorized, 28,282 and 28,077 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	47,413	47,413
Additional capital	684,994	680,684
Retained earnings	82,941	33,697
Accumulated other comprehensive loss	(49,852)	(64,475)
Common stock in treasury, at cost, 3,338 and 3,543 shares as of September 30, 2025 and December 31, 2024, respectively	(158,335)	(171,494)
Total Pursuit stockholders’ equity	607,161	525,825
Non-redeemable noncontrolling interest	81,624	90,863
Total stockholders’ equity	688,785	616,688
Total Liabilities and Stockholders’ Equity	$996,833	$845,008

See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue:
Ticket, rooms, transportation, and other services revenue	$178,140	$132,988	$295,937	$238,022
Food, beverage, and retail products revenue	62,882	49,269	99,407	82,667
Total revenue	241,022	182,257	395,344	320,689
Costs and expenses:
Cost of food, beverage, and retail products sold	19,809	16,979	30,965	27,893
Operating expenses (exclusive of depreciation and amortization shown separately below)	86,592	68,584	187,582	168,751
Selling, general, and administrative expenses	17,445	14,543	50,339	41,080
Depreciation and amortization	12,042	11,277	34,083	32,222
Interest expense, net	2,835	3,461	6,227	10,320
Other (income) expense, net	(3,455)	255	2,864	874
Impairment charges	—	6,110	—	6,110
Total costs and expenses	135,268	121,209	312,060	287,250
Income from continuing operations before income taxes	105,754	61,048	83,284	33,439
Income tax expense	17,771	10,507	18,926	11,625
Income from continuing operations	87,983	50,541	64,358	21,814
(Loss) income from discontinued operations, net of tax	(2,882)	5,323	(1,878)	38,685
Net income	85,101	55,864	62,480	60,499
Net income attributable to non-redeemable noncontrolling interest	(11,248)	(7,178)	(14,117)	(8,062)
Net (income) loss attributable to redeemable noncontrolling interest	—	(71)	—	372
Net income attributable to Pursuit	$73,853	$48,615	$48,363	$52,809
Diluted income (loss) per common share:
Continuing operations attributable to Pursuit common stockholders	$2.70	$1.46	$1.77	$0.30
Discontinued operations attributable to Pursuit common stockholders	(0.10)	0.19	(0.07)	1.37
Net income attributable to Pursuit common stockholders	$2.60	$1.65	$1.70	$1.67
Weighted-average outstanding and potentially dilutive common shares	28,458	21,615	28,400	21,517
Basic income (loss) per common share:
Continuing operations attributable to Pursuit common stockholders	$2.71	$1.49	$1.78	$0.30
Discontinued operations attributable to Pursuit common stockholders	(0.10)	0.19	(0.07)	1.39
Net income attributable to Pursuit common stockholders	$2.61	$1.68	$1.71	$1.69
Weighted-average outstanding common shares	28,275	21,166	28,214	21,107
Amounts attributable to Pursuit
Income from continuing operations	$76,735	$43,292	$50,241	$14,124
(Loss) income from discontinued operations	(2,882)	5,323	(1,878)	38,685
Net income attributable to Pursuit	$73,853	$48,615	$48,363	$52,809

See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net income	$85,101	$55,864	$62,480	$60,499
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(8,058)	5,397	15,469	(7,727)
Change in fair value of interest rate cap	—	(157)	—	277
Change in net actuarial loss, net of tax	88	(50)	3,620	106
Change in prior service cost, net of tax	8	9	(455)	27
Comprehensive income	77,139	61,063	81,114	53,182
Comprehensive income attributable to non-redeemable noncontrolling interest	(9,784)	(8,149)	(18,128)	(6,881)
Comprehensive (income) loss attributable to redeemable noncontrolling interest	—	(183)	—	351
Comprehensive income attributable to Pursuit	$67,355	$52,731	$62,986	$46,652

See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2024	$47,413	$680,684	$33,697	$(64,475)	$(171,494)	$525,825	$90,863	$616,688
Net loss	—	—	(31,136)	—	—	(31,136)	(216)	(31,352)
Employee benefit plans	—	(9,148)	—	—	9,898	750	—	750
Share-based compensation	—	2,436	—	—	—	2,436	—	2,436
Unrealized foreign currency translation adjustments	—	—	—	(61)	—	(61)	844	783
Amortization of net actuarial loss, net of tax	—	—	—	43	—	43	—	43
Amortization of prior service cost, net of tax	—	—	—	(2)	—	(2)	—	(2)
Other, net	—	(1)	—	—	—	(1)	—	(1)
Balance, March 31, 2025	$47,413	$673,971	$2,561	$(64,495)	$(161,596)	$497,854	$91,491	$589,345
Net income	—	—	5,646	—	—	5,646	3,085	8,731
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,436)	(5,436)
Employee benefit plans	—	(712)	—	—	2,607	1,895	—	1,895
Share-based compensation	—	1,825	—	—	—	1,825	—	1,825
Unrealized foreign currency translation adjustments	—	—	—	18,113	—	18,113	4,631	22,744
Amortization of net actuarial loss, net of tax	—	—	—	3,489	—	3,489	—	3,489
Amortization of prior service cost, net of tax	—	—	—	(461)	—	(461)	—	(461)
Other, net	—	1	—	—	—	1	—	1
Balance, June 30, 2025	$47,413	$675,085	$8,207	$(43,354)	$(158,989)	$528,362	$93,771	$622,133
Net income	—	—	73,853	—	—	73,853	11,248	85,101
Purchase of noncontrolling interest	—	8,931	—	—	—	8,931	(21,931)	(13,000)
Employee benefit plans	—	(648)	—	—	654	6	—	6
Share-based compensation	—	1,626	—	—	—	1,626	—	1,626
Unrealized foreign currency translation adjustments	—	—	—	(6,594)	—	(6,594)	(1,464)	(8,058)
Amortization of net actuarial loss, net of tax	—	—	—	88	—	88	—	88
Amortization of prior service cost, net of tax	—	—	—	8	—	8	—	8
Other, net	—	—	881	—	—	881	—	881
Balance, September 30, 2025	$47,413	$684,994	$82,941	$(49,852)	$(158,335)	$607,161	$81,624	$688,785

See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (CONTINUED)

(Unaudited)

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interest	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2023	$37,402	$568,230	$(326,084)	$(40,394)	$(195,721)	$43,433	$89,188	$132,621	$4,733	$132,591
Net loss	—	—	(25,117)	—	—	(25,117)	(923)	(26,040)	(203)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Capital contributions from noncontrolling interest	—	—	—	—	—	—	149	149	—	—
Change in fair value of interest rate cap	—	—	—	218	—	218	—	218	—	—
Employee benefit plans	—	(5,387)	—	—	5,358	(29)	—	(29)	—	—
Share-based compensation	—	3,107	—	—	—	3,107	—	3,107	—	—
Unrealized foreign currency translation adjustments	—	—	—	(7,502)	—	(7,502)	(1,570)	(9,072)	(107)	—
Amortization of net actuarial loss, net of tax	—	—	—	85	—	85	—	85	—	—
Amortization of prior service cost, net of tax	—	—	—	19	—	19	—	19	—	—
Other, net	—	(17)	—	—	—	(17)	—	(17)	—	—
Balance, March 31, 2024	$37,402	$565,933	$(353,151)	$(47,574)	$(190,363)	$12,247	$86,844	$99,091	$4,423	$132,591
Net income (loss)	—	—	29,311	—	—	29,311	1,807	31,118	(240)	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,300)	(3,300)	—	—
Change in fair value of interest rate cap	—	—	—	216	—	216	—	216	—	—
Employee benefit plans	—	(515)	—	—	1,737	1,222	—	1,222	—	—
Share-based compensation	—	3,679	—	—	—	3,679	—	3,679	—	—
Unrealized foreign currency translation adjustments	—	—	—	(3,379)	—	(3,379)	(582)	(3,961)	16	—
Amortization of net actuarial loss, net of tax	—	—	—	71	—	71	—	71	—	—
Amortization of prior service cost, net of tax	—	—	—	(1)	—	(1)	—	(1)	—	—
Other, net	—	684	(893)	—	—	(209)	—	(209)	—	—
Balance, June 30, 2024	$37,402	$569,781	$(326,683)	$(50,667)	$(188,626)	$41,207	$84,769	$125,976	$4,199	$132,591
Net income	—	—	48,615	—	—	48,615	7,178	55,793	71	—
Dividends on convertible preferred stock	—	—	(1,950)	—	—	(1,950)	—	(1,950)	—	—
Change in fair value of interest rate cap	—	—	—	(157)	—	(157)	—	(157)	—	—
Employee benefit plans	—	(1,227)	—	—	2,338	1,111	—	1,111	—	—
Share-based compensation	—	3,713	—	—	—	3,713	—	3,713	—	—
Unrealized foreign currency translation adjustments	—	—	—	4,314	—	4,314	971	5,285	112	—
Amortization of net actuarial loss, net of tax	—	—	—	(50)	—	(50)	—	(50)	—	—
Amortization of prior service cost, net of tax	—	—	—	9	—	9	—	9	—	—
Other, net	—	(48)	1	—	—	(47)	—	(47)	—	—
Balance, September 30, 2024	$37,402	$572,219	$(280,017)	$(46,551)	$(186,288)	$96,765	$92,918	$189,683	$4,382	$132,591

See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$62,480	$60,499
Loss (income) from discontinued operations, net of tax	1,878	(38,685)
Adjustments to reconcile net income to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization	34,083	32,222
Impairment charges	—	6,110
Share-based compensation expense	5,887	7,946
Other non-cash items, net	1,449	19,200
Change in operating assets and liabilities (excluding the impact of acquisition and disposition):
Receivables	(19,276)	(13,366)
Inventories	(1,762)	(1,498)
Accounts payable	(1,770)	8,330
Accrued compensation	3,857	(1,509)
Contract liabilities	(979)	(2,449)
Income taxes payable	12,184	521
Other assets and liabilities, net	1,752	(17,755)
Net cash provided by operating activities attributable to continuing operations	99,783	59,566
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(107,566)	(394)
Capital expenditures	(44,097)	(40,659)
Proceeds from insurance	6,541	3,823
Other investing activities	45	18
Net cash used in investing activities attributable to continuing operations	(145,077)	(37,212)
Cash flows from financing activities
Proceeds from borrowings	301,911	374,282
Payments on debt and finance lease obligations	(248,798)	(437,644)
Dividends paid on convertible preferred stock	—	(5,850)
Purchase of noncontrolling interest	(13,000)	—
Distributions to noncontrolling interest	(5,436)	(3,151)
Payments of debt issuance costs	(2,668)	(773)
Proceeds from exercise of stock options	2,840	—
Other financing activities	(896)	(1,333)
Net cash provided by (used in) financing activities attributable to continuing operations	33,953	(74,469)
Total cash used in continuing operations	(11,341)	(52,115)
Net cash (used in) provided by operating activities attributable to discontinued operations	(11,881)	73,529
Net cash used in investing activities attributable to discontinued operations	(415)	(11,631)
Net cash used in financing activities attributable to discontinued operations	—	(1,519)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash attributable to discontinued operations	—	270
Total cash (used in) provided by discontinued operations	(12,296)	60,649
Effect of exchange rate changes on cash, cash equivalents, and restricted cash attributable to continuing operations	1,969	9
Net change in cash, cash equivalents, and restricted cash	(21,668)	8,543
Cash, cash equivalents, and restricted cash, beginning of year	56,057	59,029
Cash, cash equivalents, and restricted cash, end of period	$34,389	$67,572

See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements (Condensed Consolidated Financial Statements) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or United States Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025 (“2024 Form 10-K”).

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

On December 31, 2024, we completed the sale of the GES Business to Truelink Capital (“GES Sale”) and relaunched Viad Corp as Pursuit Attractions and Hospitality, Inc., a standalone attractions and hospitality company with a singular focus on delivering unforgettable experiences in iconic destinations. We began trading under a new NYSE ticker symbol, PRSU, on January 2, 2025.

We determined that the sale of the GES Business met the criteria to be classified as a discontinued operation. Accordingly, we have accounted for the GES Business as a discontinued operation in this Quarterly Report on Form 10-Q. All amounts and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 5 – Discontinued Operations for additional information.

On July 1, 2025, we entered into a Share Purchase Agreement with the shareholders of Inversiones Turísticas Arenal, S.A. (“ITA”), pursuant to which we acquired all of the issued and outstanding shares of ITA. ITA is the owner and operator of Tabacón Thermal Resort & Spa (“Tabacón”), an eco-luxury resort spanning 570 acres of rainforest which features two thermal river attractions, located in the Arenal region of Costa Rica. Tabacón features 105 rooms, an internationally renowned spa, and signature culinary experiences. See Note 4 – Acquisitions for additional information. The financial results of Tabacón are consolidated in our financial statements prospectively from the date of acquisition.

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

The amendment requires additional disclosure in the notes to the financial statements about specified expense categories including purchases of inventory, employee compensation, depreciation, and intangible asset amortization.

		January 1, 2027	This new guidance will expand our footnote disclosures within the scope of this new standard with no impacts to our Condensed Consolidated Financial Statements.
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

The amendment updates the accounting guidance for costs incurred to develop or obtain software solely for internal use and costs incurred to implement cloud computing arrangements. Under current guidance, costs are accounted for based on distinct project stages, and that concept is removed under the ASU, which instead clarifies that eligible costs may be capitalized upon meeting specific capitalization thresholds and overcoming significant development uncertainty.

		January 1, 2028, with early adoption permitted	We are still in the process of evaluating what impact the new standard will have on our Condensed Consolidated Financial Statements.

Standard	Description	Date of adoption	Effect on the financial statements
Standards Recently Adopted
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendment expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid.	January 1, 2025	This new guidance expanded our footnote disclosures within the scope of this new standard with no impacts to our Condensed Consolidated Financial Statements.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and costs and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things: impairment testing of recorded goodwill and intangible assets and long-lived assets; allowance for uncollectible accounts receivable; sales reserve allowances; provision for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; pension and postretirement benefit costs and obligations; share-based compensation costs; the discount rates used to value lease obligations; and the allocation of purchase price of acquired businesses. These estimates are inherently based on judgment and information currently available. Actual results could differ from these and other estimates.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly-liquid investments with original maturities of three months or less. Cash and cash equivalents consist of cash and bank demand deposits.

Cash, cash equivalents and restricted cash balances as presented in the Condensed Consolidated Statements of Cash Flows include:

	September 30,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$33,806	$49,702
Restricted cash (included in other current assets)	583	6,355
Cash, cash equivalents, and restricted cash	$34,389	$56,057

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

On July 22, 2024, Jasper National Park was closed and evacuated due to wildfire activity, and wildfires entered the Jasper townsite on July 24, 2024. Pursuit’s hotels and attractions in and near the Jasper townsite were not reached by the wildfires and remain intact except for the Maligne Canyon Wilderness Kitchen (“Wilderness Kitchen”), a restaurant and retail operation located about three miles outside the town of Jasper. In addition to the loss of the Wilderness Kitchen, food and beverage inventories at our properties throughout the region were spoiled and written off. We also incurred other costs related to restoration efforts.

During 2024, we recorded estimated losses incurred at our properties affected by the Jasper wildfires, and received approximately $13 million in insurance proceeds as a partial settlement relating to the losses, of which $3.8 million was allocated to the charge for the Wilderness Kitchen and $9.2 million was allocated against the insurance receivable for other losses incurred. During the nine months ended September 30, 2025, we received additional insurance proceeds relating to the losses of approximately $6.5 million. Additionally, during the three and nine months ended September 30, 2025, we received approximately $4.2 million in business interruption insurance proceeds, which were recorded as a gain included in “Other (income) expense, net” in the Condensed Consolidated Statements of Operations. As of September 30, 2025, total insurance proceeds received to date related to the Jasper wildfires were $23.7 million. We are still in the process of determining whether additional recoveries will be received for losses incurred or business interruption.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Immaterial Correction to Prior Period Financial Statements

During the three months ended June 30, 2025, we identified a multi-year error in the presentation of the Condensed Consolidated Statements of Comprehensive Income, which resulted from the inclusion of incorrect amounts of unrealized foreign currency translation adjustments. The error had no impact on any of the other Condensed Consolidated Financial Statements. We evaluated the error and concluded it was not material to prior periods, individually or in the aggregate. However, we corrected the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 to conform to the current year presentation.

The following table reflects the effects of the correction on all affected line items of the previously reported Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in thousands)	As previously reported	Adjustment	As corrected	As previously reported	Adjustment	As corrected
Unrealized foreign currency translation adjustments	$4,314	$1,083	$5,397	$(6,567)	$(1,160)	$(7,727)
Comprehensive income	$59,980	$1,083	$61,063	$54,342	$(1,160)	$53,182
Comprehensive income attributable to non-redeemable noncontrolling interest (1)	$(6,207)	$(1,942)	$(8,149)	$(9,243)	$2,362	$(6,881)
Comprehensive (income) loss attributable to redeemable noncontrolling interest	$(71)	$(112)	$(183)	$372	$(21)	$351
Comprehensive income attributable to Pursuit	$53,702	$(971)	$52,731	$45,471	$1,181	$46,652

(1) The “as previously reported” amounts for “comprehensive income attributable to non-redeemable noncontrolling interest” are a combination of the amounts previously reported under the financial statement line items for “comprehensive income attributable to non-redeemable noncontrolling interest” and “unrealized foreign currency translation adjustments.”

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. REVENUE AND RELATED CONTRACT LIABILITIES

Contract Liabilities

Our performance obligations are short-term in nature and include the provision of a hotel room, an attraction admission, a chartered or ticketed bus or van ride, and/or the sale of food, beverage, or retail products. We recognize revenue when the service has been provided or the product has been delivered. When we extend credit, payment terms are generally within 30 days and contain no significant financing components.

A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer before transferring control of those goods or services. We periodically receive customer deposits prior to transferring the related product or service to the customer, which are recorded as “Contract liabilities” in the Condensed Consolidated Balance Sheets. The contract liabilities are recognized as revenue upon satisfaction of the related contract performance obligation(s). The contract liabilities as of December 31, 2024 have been primarily recognized in revenue during 2025.

Disaggregation of Revenue

The following tables disaggregate revenue by major service and product lines, timing of revenue recognition, and markets served:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Services:
Ticket revenue	$100,391	$75,330	$172,543	$136,842
Rooms revenue	59,677	42,020	92,968	74,202
Transportation	5,544	4,990	11,056	10,183
Other	12,528	10,648	19,370	16,795
Total services revenue	178,140	132,988	295,937	238,022
Products:
Food and beverage	35,868	26,135	59,315	47,703
Retail operations	27,014	23,134	40,092	34,964
Total products revenue	62,882	49,269	99,407	82,667
Total revenue	$241,022	$182,257	$395,344	$320,689

Timing of revenue recognition:
Services transferred over time	$178,140	$132,988	$295,937	$238,022
Products transferred at a point in time	62,882	49,269	99,407	82,667
Total revenue	$241,022	$182,257	$395,344	$320,689

Markets:
Banff Jasper Collection (1)	$124,333	$84,620	$205,329	$157,965
Glacier Park Collection (1)	47,508	42,488	64,301	57,689
Alaska Collection	31,178	29,238	47,744	43,897
Sky Lagoon	18,399	13,485	41,944	33,990
Flyover Attractions	13,256	12,426	29,678	27,148
Tabacón (2)	6,348	—	6,348	—
Total revenue	$241,022	$182,257	$395,344	$320,689

(1) Beginning on January 1, 2025, the Prince of Wales Hotel is reported as a part of the Banff Jasper Collection; whereas prior to 2025, the Prince of Wales Hotel was reported under the Glacier Park Collection. Prior year amounts for the three and nine months ended September 30, 2024 have been retrospectively adjusted to reflect this change.

(2) Tabacón (as defined in Note 4, Acquisitions) was acquired by Pursuit on July 1, 2025. Accordingly, the revenue of Tabacón is included in our results of operations prospectively from the date of acquisition.

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

The following table summarizes share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Restricted stock awards and restricted stock units	$1,094	$1,517	$3,643	$4,316
Performance-based restricted stock units	532	1,237	2,193	3,260
Stock options	—	86	51	370
Share-based compensation expense before income tax	1,626	2,840	5,887	7,946
Income tax benefit (1)	(53)	(40)	(139)	(117)
Share-based compensation expense, net of income tax	$1,573	$2,800	$5,748	$7,829

(1)
The income tax benefit amount for all periods primarily reflects the tax benefit associated with shared-based compensation granted to our Canadian-based employees.

NOTE 4. ACQUISITIONS

Tabacón Thermal Resort & Spa

On July 1, 2025, we entered into a Share Purchase Agreement with the shareholders of ITA, pursuant to which we acquired all of the issued and outstanding shares of ITA for an aggregate purchase price of $108.3 million, which is net of customary post-closing adjustments for indebtedness, deferred revenue, working capital, and other specified matters in the Share Purchase Agreement. ITA is the owner and operator of Tabacón, an eco-luxury resort spanning 570 acres of rainforest which features two thermal river attractions, located in the Arenal region of Costa Rica. We funded the purchase price primarily with borrowings under the 2025 Revolving Credit Facility (as defined in Note 11 – Debt and Finance Lease Obligations).

The following table summarizes the preliminary allocation of the aggregate purchase price and amounts of assets acquired based upon the estimated fair value at the date of acquisition. The purchase price allocation is not yet final and is subject to change within the measurement period (up to one year from the acquisition date) as the valuation of property and equipment and intangible assets is finalized:

(in thousands)	Acquisition Date Estimated Fair Value
Total cash consideration paid by Pursuit Attractions and Hospitality, Inc.	$108,280

Allocation of total estimated purchase consideration:
Current assets	$3,040
Property and equipment	70,892
Goodwill	41,966
Identifiable intangible assets	7,100
Liabilities	(14,718)
Net assets acquired	$108,280

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the acquisition method of accounting, the cash consideration we paid, as shown in the table above, is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values. The process of estimating the fair value of the property and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to the opportunity for us to expand into a new geography with future growth opportunities when combined with our other businesses. Additionally, Costa Rica represents an operation which we expect will generate revenue more evenly over the course of the calendar year to complement to our existing North American operations. Goodwill is not deductible for tax purposes.

Intangible assets acquired include $4.9 million for the Tabacón trade name, which we consider to be an indefinite-lived intangible asset, and $2.2 million for acquired travel agency relationships, which have an amortizable life of 15 years.

Transaction costs associated with the acquisition were $1.1 million during the nine months ended September 30, 2025, which are included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. The financial results of Tabacón are consolidated in our financial statements prospectively from the date of acquisition on July 1, 2025.

The following unaudited pro forma summary presents consolidated financial information of Pursuit as if the acquisition with Tabacón had occurred on January 1, 2024 (the beginning of the fiscal year preceding the fiscal year in which the acquisition occurred). These pro forma amounts include tax-effected adjustments for: (i) additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and identifiable intangible assets had been applied from January 1, 2024; (ii) transaction and business integration related costs; and (iii) interest expense associated with financing the transaction, assuming the entire cash purchase price would have been borrowed and outstanding for the full pro forma periods presented and interest charged would have been at rates similar to those prevalent under Pursuit’s 2025 Revolving Credit Facility. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on January 1, 2024.

	Three Months Ended	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2024		September 30, 2025
Pro forma total revenue	$188,024	$340,836	$410,983
Pro forma net income attributable to Pursuit	$48,121	$53,201	$49,414

Jasper SkyTram

On December 31, 2024, we acquired 100% of the equity interests in the Jasper SkyTram attraction in Jasper National Park for total cash consideration of $23.7 million Canadian dollars (approximately $16.5 million U.S. dollars), which includes a renewable long-term lease with Parks Canada, with nearly 30 years remaining. The Jasper SkyTram ascends 2,263 meters (8,081 feet) up Whistlers Mountain while offering 360-degree national park views just outside the town of Jasper and in close proximity to our Jasper lodges. On-site amenities include an interpretive boardwalk, easy access to hiking trails, and light culinary offerings.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the preliminary allocation of the aggregate purchase price and amounts of assets acquired based upon the estimated fair value at the date of acquisition. During the nine months ended September 30, 2025, we made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation. The purchase price allocation is not yet final and is subject to change within the measurement period (up to one year from the acquisition date) as the valuation of property and equipment and intangible assets is finalized.

(in thousands)	Acquisition Date Estimated Fair Value
Purchase price paid as:
Cash	$16,129
Holdback	347
Total consideration paid by Pursuit Attractions and Hospitality, Inc.	$16,476

Allocation of total estimated purchase consideration:
Property and equipment	$2,309
Identifiable intangible assets	13,487
Goodwill	680
Total assets acquired	$16,476

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

The following table details the Jasper SkyTram purchase price allocated to intangible assets acquired:

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

NOTE 5. DISCONTINUED OPERATIONS

On December 31, 2024, Pursuit (formerly known as Viad Corp) completed the GES Sale and relaunched as Pursuit Attractions and Hospitality, Inc., a standalone attractions and hospitality company with a singular focus on delivering unforgettable experiences in iconic destinations.

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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the results of the GES Business presented within discontinued operations in the Condensed Consolidated Statements of Operations:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2024
Revenue:
Services	$242,248	$674,104
Products	31,199	112,946
Total revenue	273,447	787,050
Costs and expenses:
Cost of services	230,345	618,766
Cost of products	29,185	99,095
Interest expense, net (1)	7,967	25,538
Other expense (income), net	535	87
Total costs and expenses	268,032	743,486
Income from discontinued operations before income taxes	5,415	43,564
Income tax expense	2	5,622
Income from discontinued operations of the GES Business	5,413	37,942
(Loss) income from discontinued operations of previously sold operations	(90)	743
Income from discontinued operations	$5,323	$38,685

(1)
On December 31, 2024, in connection with the sale of the GES Business, we terminated and repaid in full all outstanding obligations (approximately $393 million) due under our previous $500 million credit facility with Bank of America, N.A. as administrative agent (the “2021 Credit Facility”) and all related liens and security interests were terminated, discharged and released. In accordance with ASC 205-20, we elected to allocate interest expense to discontinued operations for the 2021 Credit Facility and the related debt issuance costs that were not directly attributable to the GES Business. All of the interest expense and related debt issuance costs of the $400 million term loan were allocated to discontinued operations, and interest expense and debt issuance costs related to the $170 million revolving credit facility were allocated based on a ratio of net assets of the GES Business to the sum of our consolidated net assets and consolidated debt. We allocated interest expense to discontinued operations of $8.0 million and $25.6 million during the three and nine months ended September 30, 2024, respectively.

We incurred transaction costs in connection with the sale of the GES Business of $3.7 million and $6.1 million during the three and nine months ended September 30, 2024, respectively, which are included in discontinued operations. These costs primarily include third-party advisory, consulting, legal, and professional fees.

NOTE 6. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Deferred proceeds from sale of GES Business	$25,000	$25,000
Other prepaid expenses	3,083	3,342
Prepaid vendor payments	2,502	1,708
Income tax receivable	2,087	10
Prepaid taxes	1,230	2,386
Restricted cash	583	6,355
Insurance receivable	413	8,806
Other current assets	$34,898	$47,607

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Land and land interests	$39,605	$31,332
Buildings and leasehold improvements	512,123	436,815
Equipment and other	301,538	258,677
Gross property and equipment	853,266	726,824
Accumulated depreciation	(283,826)	(248,691)
Property and equipment, net (excluding finance leases)	569,440	478,133
Finance lease ROU assets, net	54,645	48,103
Property and equipment, net	$624,085	$526,236

Depreciation expense was $10.6 million and $30.1 million during the three and nine months ended September 30, 2025, respectively. Depreciation expense was $10.1 million and $28.7 million during the three and nine months ended September 30, 2024, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The changes in the goodwill carrying amount include:

(in thousands)
Balance as of December 31, 2024	$103,321
Foreign currency translation adjustment	3,351
Tabacón acquisition (1)	41,966
Measurement period adjustments	(85)
Balance as of September 30, 2025	$148,553
(1)
See Note 4 – Acquisitions for additional information.

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We use a discounted expected future cash flow methodology (income approach) to estimate the fair value of our reporting units for purposes of goodwill impairment testing. As of September 30, 2025, we do not believe there have been any significant changes to the outlook for the future years or to the risk profile of our reporting units that would indicate that goodwill impairment testing between annual tests is required.

Other intangible assets consisted of the following:

		September 30, 2025			December 31, 2024
(in thousands)	Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Operating contracts and licenses	25.9	$57,554	$(7,560)	$49,994	$52,697	$(5,505)	$47,192
In-place lease	31.0	14,039	(2,425)	11,614	13,588	(2,069)	11,519
Customer contracts and relationships	4.9	7,782	(2,883)	4,899	5,475	(2,453)	3,022
Tradenames and other	3.3	5,124	(3,511)	1,613	5,002	(2,929)	2,073
Total amortized intangible assets		84,499	(16,379)	68,120	76,762	(12,956)	63,806
Indefinite-lived intangible assets:
Tradenames (1)		4,950	—	4,950	—	—	—
Business licenses		3,665	—	3,665	560	—	560
Other intangible assets, net		$93,114	$(16,379)	$76,735	$77,322	$(12,956)	$64,366
(1)
See Note 4 – Acquisitions for additional information.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible asset amortization expense (excluding amortization expense of right-of-use (“ROU”) assets) was $0.9 million and $2.4 million during the three and nine months ended September 30, 2025, respectively. Intangible asset amortization expense was $0.7 million and $2.0 million during the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, the estimated future definite-lived intangible asset amortization expense includes:

(in thousands)
Year ending December 31,
Remainder of 2025	$734
2026	3,237
2027	2,851
2028	2,829
2029	2,716
Thereafter	55,753
Total	$68,120

NOTE 9. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Continuing operations:
Income taxes payable	$16,831	$3,052
Accrued concession fees	10,585	6,525
Accrued sales and use taxes and personal property taxes	6,425	557
Current portion of pension and postretirement liabilities	4,749	2,256
Accrued restructuring	1,019	2,590
Other continuing operations	3,360	3,546
Total continuing operations	42,969	18,526
Discontinued operations:
Taxes payable	—	8,437
Self-insured liability	—	237
Environmental remediation liabilities	31	31
Other discontinued operations	—	1,701
Total discontinued operations	31	10,406
Total other current liabilities	$43,000	$28,932

NOTE 10. OTHER DEFERRED ITEMS AND LIABILITIES

Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Continuing operations:
Foreign deferred tax liability	$33,556	$23,230
Self-insured liability	1,217	1,097
Accrued compensation	364	6,198
Other	1,220	1,150
Total continuing operations	36,357	31,675
Discontinued operations:
Environmental remediation liabilities	1,067	1,067
Self-insured liability	295	367
Total discontinued operations	1,362	1,434
Total other deferred items and liabilities	$37,719	$33,109

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11. DEBT AND FINANCE LEASE OBLIGATIONS

Debt and finance lease obligations consisted of the following:

	September 30,	December 31,
(in thousands, except interest rates)	2025	2024
2025 Revolving Credit Facility - Pursuit borrowings 5.9% interest rate as of September 30, 2025, due through 2030 (1)	$43,700	$—
Jasper Term Loan - 6.5% interest rate as of September 30, 2025 and December 31, 2024, due through 2028	11,796	11,583
2025 Revolving Credit Facility - Brewster, Inc. borrowings 4.6% interest rate as of September 30, 2025, due through 2030 (1)	10,056	—
Flyover Iceland Credit Facility - 7.5% interest rate as of September 30, 2025 and 8.4% as of December 31, 2024, due through 2029 (1)	3,456	3,434
Other	238	—
Less: unamortized debt issuance costs	(2,695)	(271)
Total debt	66,551	14,746
Finance lease obligations, due through 2067 (2)	60,536	58,567
Total debt and finance lease obligations (3)	127,087	73,313
Current portion	(2,602)	(1,870)
Long-term debt and finance lease obligations	$124,485	$71,443
(1)
Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.
(2)
See Note 17 – Leases and Other for additional information.
(3)
The estimated fair value of total debt and finance lease obligations was $126.9 million and $70.6 million as of September 30, 2025 and December 31, 2024, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. See Note 12 – Fair Value Measurements for additional information.

2025 Credit Agreement

On January 3, 2025, Pursuit, as a borrower, and Brewster Inc., an Alberta corporation and a co-borrower, entered into a credit agreement with Bank of America, N.A., as administrative agent, and the other lenders named in the agreement (as amended, the “2025 Credit Agreement”). The 2025 Credit Agreement initially provided for a $200 million revolving credit facility (the “2025 Revolving Credit Facility”) available in U.S. dollars, Canadian dollars, Euros and Pound sterling, with a maturity date of January 3, 2030.

On September 26, 2025, Pursuit, certain of its wholly-owned subsidiaries as co-borrowers, the other loan parties party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender, entered into an amendment to the 2025 Credit Agreement (the “Amendment”). The Amendment, among other things, (i) increased the principal amount of the revolving commitments under the 2025 Revolving Credit Facility by $100 million to $300 million, (ii) extended the maturity date to September 25, 2030, (iii) increased the maximum net leverage ratio to 3.0x (from 2.5x), (iv) removed the additional 10 basis point credit spread adjustment on Secured Overnight Financing Rate (“SOFR”) borrowings, and (v) added ITA as co-borrower and wholly-owned affiliates of ITA and Pursuit as guarantors. Borrowings from the 2025 Revolving Credit Facility will provide us with additional funds for operations, growth initiatives, acquisitions and other general corporate purposes.

The 2025 Credit Agreement carries financial covenants as follows:

•
Maintain a total net leverage ratio no greater than 3.0 to 1.0; and
•
Maintain a fixed-charge coverage ratio no less than 1.25 to 1.0.

As of September 30, 2025, we were in compliance with all financial covenants under the 2025 Credit Agreement.

Interest rates for U.S. dollar borrowings are based on the SOFR. We also have the option to borrow U.S. funds based on the “Base Rate,” which for any day is the highest of the Fed Funds Rate plus 0.50%, Bank of America’s publicly-announced “prime rate,” and SOFR plus 1.00%.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest rates for Canadian dollar borrowings are based on the Canadian Overnight Repo Rate Average (“CORRA”) plus an additional credit spread adjustment of approximately 0.30% for a borrowing period of one-month’s duration or approximately 0.32% for three-month’s duration. We also have the option to borrow Canadian funds based on the “Canadian Prime Rate” which for any day is the higher of the per annum interest rate designated by Bank of America (acting through its Canada branch) from time to time as its prime rate for commercial loans made by it in Canada in Canadian dollars or the CORRA Rate for one-month’s duration as of such day, plus 1.00%.

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

As of September 30, 2025, capacity remaining under the 2025 Revolving Credit Facility was $240.6 million, reflecting the $300 million total facility size, less $53.8 million of outstanding borrowings and $5.6 million in outstanding letters of credit.

Interest rates for borrowings in Pound sterling are based on the Sterling Overnight Index Average, and interest rates for borrowings in Euros are based on the Euro Interbank Offered Rate (“EURIBOR”), plus applicable credit spreads. No such borrowings had been made as of September 30, 2025.

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

As of September 30, 2025, we were in compliance with all financial covenants under the Jasper Credit Facility.

Jasper Term Loan

The proceeds of the Jasper Term Loan reflect the outstanding balance under our prior Forest Park construction loan facility at the time it was converted to the Jasper Term Loan of $16.8 million Canadian dollars. The Jasper Term Loan bears interest at a 6.5% fixed rate.

Jasper Revolving Credit Facility

The proceeds of the Jasper Revolving Credit Facility are used to fund capital improvements. As of September 30, 2025, there were no outstanding borrowings, and capacity remaining under the Jasper Revolving Credit Facility was $10.0 million Canadian dollars (approximately $7.2 million U.S. dollars). The Jasper Revolving Credit Facility bears interest at the Canadian Prime Rate plus 2.25%.

Flyover Iceland Credit Facility

Effective February 15, 2019, Flyover Iceland ehf. (“Flyover Iceland”), a wholly-owned subsidiary of Esja Attractions ehf. (“Esja”), entered into a credit agreement with a €5.0 million (approximately $5.6 million U.S. dollars) credit facility (the “Flyover Iceland Credit Facility”) with an original maturity date of March 1, 2022. The loan proceeds were used to complete the development of the Flyover Iceland attraction. The loan bears interest at the three month EURIBOR plus 5.5%.

Flyover Iceland entered into an addendum effective December 1, 2021 wherein the principal payments were deferred for twelve months beginning December 1, 2021, with equal quarterly principal payments due beginning December 1, 2022 and the maturity date was extended to September 1, 2027.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 27, 2024, Flyover Iceland reached an agreement to amend and extend the Flyover Iceland Credit Facility, wherein the principal payments were deferred for six months beginning March 1, 2024, with equal quarterly principal payments due beginning September 1, 2024 and a maturity date of September 1, 2029. The amended terms also include a modification of the financial covenants and an adjustment of the interest rate to three month EURIBOR plus 5.5%, decreasing to 4.9% once Flyover Iceland’s leverage ratio is below 4.00 to 1.00. As of September 30, 2025, we were in compliance with all financial covenants under the Flyover Iceland Credit Facility.

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

The fair value of assets and liabilities measured at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$5,258	$5,258	$—	$—
Total assets at fair value on a recurring basis	$5,258	$5,258	$—	$—

(1)
Other mutual funds are included in “Other investments and assets” in the Condensed Consolidated Balance Sheet.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. As of September 30, 2025, we did not hold any assets that required disclosure under the fair value guidance. See Note 11 – Debt and Finance Lease Obligations for the estimated fair value of debt obligations.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13. INCOME (LOSS) PER SHARE

The components of basic and diluted income (loss) per share consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Income from continuing operations	$87,983	$50,541	$64,358	$21,814
Net income attributable to non-redeemable noncontrolling interest	(11,248)	(7,178)	(14,117)	(8,062)
Net (income) loss attributable to redeemable noncontrolling interest	—	(71)	—	372
Net income from continuing operations attributable to Pursuit	76,735	43,292	50,241	14,124
Adjustment to allocation to participating securities	—	(9,911)	—	(1,988)
Dividends paid on convertible preferred stock	—	(1,950)	—	(5,850)
Net income from continuing operations allocated to Pursuit common stockholders (basic)	76,735	31,431	50,241	6,286
(Loss) income from discontinued operations, net of tax	(2,882)	5,323	(1,878)	38,685
Adjustment to allocation to participating securities	—	(1,276)	—	(9,294)
Net (loss) income from discontinued operations allocated to Pursuit common stockholders (basic)	(2,882)	4,047	(1,878)	29,391
Net income allocated to Pursuit common stockholders (basic)	$73,853	$35,478	$48,363	$35,677
Add: Allocation to participating securities	—	177	—	165
Net income allocated to Pursuit common stockholders (diluted)	$73,853	$35,655	$48,363	$35,842

Basic weighted-average outstanding common shares	28,275	21,166	28,214	21,107
Additional dilutive shares related to share-based compensation	183	449	186	410
Diluted weighted-average outstanding common shares	28,458	21,615	28,400	21,517

Income (loss) per common share:
Basic:
Continuing operations	$2.71	$1.49	$1.78	$0.30
Discontinued operations	(0.10)	0.19	(0.07)	1.39
Basic income attributable to Pursuit common stockholders:	$2.61	$1.68	$1.71	$1.69
Diluted (1):
Continuing operations	$2.70	$1.46	$1.77	$0.30
Discontinued operations	(0.10)	0.19	(0.07)	1.37
Diluted income attributable to Pursuit common stockholders:	$2.60	$1.65	$1.70	$1.67
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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Unvested restricted share-based awards	16	2	69	18
Unvested performance share-based awards	103	152	140	119
Stock options	—	138	121	138

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss (“AOCL”) by component include:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Cost, Net	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(62,940)	$(1,535)	$(64,475)
Other comprehensive income before reclassifications	11,458	—	11,458
Amounts reclassified from AOCL, net of tax	—	3,165	3,165
Net other comprehensive income	11,458	3,165	14,623
Balance as of September 30, 2025	$(51,482)	$1,630	$(49,852)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Cost, Net	Unrealized Loss on Interest Rate Cap	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(35,340)	$(4,403)	$(651)	$(40,394)
Other comprehensive (loss) income before reclassifications	(6,567)	—	151	(6,416)
Amounts reclassified from AOCL, net of tax	—	133	126	259
Net other comprehensive (loss) income	(6,567)	133	277	(6,157)
Balance as of September 30, 2024	$(41,907)	$(4,270)	$(374)	$(46,551)

Amounts reclassified from AOCL that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. We recorded these costs as components of net periodic cost for each period presented. See Note 16 –Pension and Postretirement Benefits for additional information.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15. INCOME TAXES

Our effective tax rate was 16.8% and 22.7% for the three and nine months ended September 30, 2025, respectively. Our effective tax rate was 17.2% and 34.8% for the three and nine months ended September 30, 2024, respectively.

The income tax provision was computed based on our estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The amount and change of pre-tax income and loss recognized between jurisdictions impacted the reported effective tax rate for the nine months ended September 30, 2025, as we do not recognize a tax benefit primarily on losses in the United States where we have a valuation allowance, while recognizing tax expense in Canada, Costa Rica and Iceland.

During the nine months ended September 30, 2025, we recognized a tax benefit of $3.2 million associated with the release of valuation allowances recorded against Canadian net operating losses, as well as the termination of the Giltspur, Inc. Employees’ Pension Plan. During the nine months ended September 30, 2024, we recorded a $0.4 million expense to record estimated withholding taxes associated with repatriating all of Sky Lagoon’s earnings back to the United States and a valuation allowance against the tax credit generated from this withholding tax.

We paid net cash for income taxes of $18.4 million during the nine months ended September 30, 2025, of which $11.2 million was paid to U.S. federal and state taxing authorities and $5.2 million was paid to Canadian taxing authorities. We paid net cash for income taxes of $10.1 million during the nine months ended September 30, 2024, primarily to Canadian taxing authorities.

NOTE 16. PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost (gain) of our pension and postretirement benefit plans consisted of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(in thousands)	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$5	$7	$—	$51
Interest cost	63	206	108	78	75	77
Expected return on plan assets	—	(7)	—	—	(53)	(79)
Amortization of prior service cost	—	(9)	8	18	10	—
Recognized net actuarial loss (gain)	148	91	(40)	(145)	7	24
Net periodic benefit cost (gain)	$211	$281	$81	$(42)	$39	$73

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(in thousands)	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$16	$19	$—	$152
Interest cost	413	608	324	260	222	232
Expected return on plan assets	(130)	(121)	—	—	(155)	(238)
Amortization of prior service cost	(441)	(29)	25	56	31	—
Recognized net actuarial loss (gain)	6,181	249	(120)	(221)	19	71
Net periodic benefit cost	$6,023	$707	$245	$114	$117	$217

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We expect to contribute $1.9 million to our funded pension plans, $1.4 million to our unfunded pension plans, and $0.8 million to our postretirement benefit plans in 2025. During the nine months ended September 30, 2025, we contributed $1.8 million to our funded pension plans, $1.3 million to our unfunded pension plans, and $0.5 million to our postretirement benefit plans. Additionally, during the nine months ended September 30, 2025, we completed the termination and settlement of the Giltspur, Inc. Employees’ Pension Plan, which resulted in a reclassification of previously recorded prior service cost and net actuarial loss within AOCL to other expense, net of approximately $5.4 million.

NOTE 17. LEASES AND OTHER

The balance sheet presentation of our operating and finance leases is as follows:

		September 30,	December 31,
(in thousands)	Classification on the Condensed Consolidated Balance Sheet	2025	2024
Assets:
Operating lease ROU assets	Operating lease right-of-use assets	$25,619	$26,765
Finance lease ROU assets, net	Property and equipment, net	54,645	48,103
Total lease ROU assets		$80,264	$74,868

Liabilities:
Current:
Operating lease obligations	Operating lease obligations	$3,303	$3,084
Finance lease obligations	Current portion of debt and finance lease obligations	1,257	883
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	34,865	36,336
Finance lease obligations	Long-term debt and finance lease obligations	59,279	57,684
Total lease liabilities		$98,704	$97,987

The components of lease expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Finance lease cost:
Amortization of ROU assets	$519	$482	$1,505	$1,520
Interest on lease liabilities	1,384	1,343	4,050	4,043
Operating lease cost	1,675	1,671	5,069	4,988
Short-term lease cost	1,055	1,237	2,316	2,422
Variable lease cost	77	31	137	94
Total lease cost, net	$4,710	$4,764	$13,077	$13,067

Other information related to operating and finance leases are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,829	$1,645	$5,325	$4,977
Operating cash flows from finance leases	$1,584	$1,528	$4,703	$4,535
Financing cash flows from finance leases	$250	$214	$710	$789
ROU assets obtained in exchange for lease obligations:
Operating leases	$3	$795	$2,142	$1,186

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	10.2	10.8
Finance leases	33.8	35.0
Weighted-average discount rate:
Operating leases	7.3%	7.3%
Finance leases	9.2%	9.2%

As of September 30, 2025, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, include:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2025	$1,159	$2,334	$3,493
2026	5,981	6,439	12,420
2027	5,327	6,315	11,642
2028	5,093	6,146	11,239
2029	5,101	6,146	11,247
Thereafter	33,374	170,882	204,256
Total future lease payments	56,035	198,262	254,297
Less: Amount representing interest	(17,867)	(137,726)	(155,593)
Present value of minimum lease payments	38,168	60,536	98,704
Current portion	(3,303)	(1,257)	(4,560)
Long-term portion	$34,865	$59,279	$94,144

As of September 30, 2025, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that we own, include:

(in thousands)
Remainder of 2025	$492
2026	1,771
2027	1,050
2028	878
2029	741
Thereafter	1,522
Total minimum rental income	$6,454

NOTE 18. LITIGATION, CLAIMS, CONTINGENCIES, AND OTHER

Litigation and Regulatory Proceedings

We are plaintiffs or defendants in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of September 30, 2025 with respect to unresolved legal matters is not ascertainable, we believe that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our business, financial position, or results of operations.

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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We are subject to various United States federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which we have or had operations. If we fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and we could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving environmental matters relating to our past operations. As of September 30, 2025, we had environmental remediation liabilities of $1.1 million related to previously sold operations. Although we are a party to certain environmental disputes, we believe that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on our financial position or results of operations.

Guarantees

As of September 30, 2025, we had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the Condensed Consolidated Financial Statements and relate to leased facilities and equipment leases entered into by our subsidiary operations. We would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary cannot meet its own payment obligations. The maximum potential amount of future payments that we would be required to make under all guarantees existing as of September 30, 2025 would be approximately $41.9 million. These guarantees relate to our leased equipment and facilities through December 2038. There are no recourse provisions that would enable us to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which we could recover payments.

NOTE 19. NONCONTROLLING INTERESTS - REDEEMABLE AND NON-REDEEMABLE

Redeemable noncontrolling interest

On November 3, 2017, we acquired the controlling interest (54.5% of the common stock) in Esja, a private corporation in Reykjavik, Iceland. Subsequent to additional capital contributions, our equity ownership increased to 56.4%, which is our current equity ownership as of September 30, 2025. Through Esja and its wholly-owned subsidiary, we operate the Flyover Iceland attraction.

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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-redeemable noncontrolling interest

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to us. Our non-redeemable noncontrolling interest relates to the equity ownership interest that we do not own. Changes in the non-redeemable noncontrolling interest consisted of the following:

(in thousands)	Glacier Park, Inc. (1)	Brewster (2)	Sky Lagoon	Flyover Iceland	Total
Balance as of December 31, 2024	$19,998	$54,923	$12,563	$3,379	$90,863
Net income (loss) attributable to non-redeemable noncontrolling interest	1,917	5,977	6,602	(379)	14,117
Purchase of noncontrolling interest	(21,931)	—	—	—	(21,931)
Distributions to noncontrolling interest	—	—	(5,436)	—	(5,436)
Unrealized foreign currency translation adjustments	16	1,721	1,841	433	4,011
Balance as of September 30, 2025	$—	$62,621	$15,570	$3,433	$81,624
Equity ownership interest that we do not own as of September 30, 2025	—	40.0%	49.0%	43.6%

(1)
During the three and nine months ended September 30, 2025, we purchased the remaining 20% equity ownership share of Glacier Park, Inc. that was held by a noncontrolling interest for $13.0 million. As a result, the difference between the balance of the noncontrolling interest at the time of purchase and the cash paid was recorded as an increase to additional capital on our Condensed Consolidated Balance Sheet.
(2)
Includes Mountain Park Lodges and the Golden Skybridge at Brewster, part of the Banff Jasper Collection.

NOTE 20. SEGMENT INFORMATION

On December 31, 2024, we completed the GES Sale. Prior to the GES Sale, our three operating segments comprised Pursuit, GES Exhibitions, and Spiro. As a result of the GES Sale, the operating results and cash flows for the GES Business have been classified as discontinued operations within the Condensed Consolidated Financial Statements for all periods presented. See Note 5 – Discontinued Operations for additional information. Following our relaunch as Pursuit, our Board of Directors appointed a new President and Chief Executive Officer, who is our chief operating decision maker (“CODM”).

An operating segment is defined as a component of an enterprise that engages in business activities for which discrete financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and assess performance. Our CODM manages the business on a consolidated basis and accordingly we have a single operating and reportable segment. We derive revenue through our collection of travel experiences including attractions and hospitality, along with integrated restaurants, retail, and transportation.

Our CODM assesses performance of our single reportable segment and decides how to allocate resources based on income from continuing operations, which is reported on the Condensed Consolidated Statements of Operations as “Income from continuing operations.” Our CODM uses income from continuing operations to monitor actual results versus our forecasted plan, which is used in assessing performance and in establishing management compensation.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The financial information, including significant single segment expense categories regularly provided to our CODM, are included in the following table including a reconciliation to income from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Total revenue	$241,022	$182,257	$395,344	$320,689
Costs and expenses:
Cost of food, beverage, and retail products sold	$19,809	$16,979	$30,965	$27,893
Operating labor expenses (1)	37,712	31,882	82,219	76,762
Other segment expenses (2)	48,880	36,702	105,363	91,989
Selling, general, and administrative expenses	17,445	14,543	50,339	41,080
Depreciation and amortization	12,042	11,277	34,083	32,222
Interest expense, net	2,835	3,461	6,227	10,320
Other (income) expense, net	(3,455)	255	2,864	874
Impairment charges	—	6,110	—	6,110
Total costs and expenses	135,268	121,209	312,060	287,250
Income from continuing operations before income taxes	105,754	61,048	83,284	33,439
Income tax expense	17,771	10,507	18,926	11,625
Income from continuing operations	$87,983	$50,541	$64,358	$21,814

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
•
the sufficiency and cost of insurance coverage;
•
the impact of financial covenants on our operational and financial flexibility;
•
risks of new capital projects not being commercially successful;
•
our ability to fund capital expenditures;
•
our ability to successfully integrate and achieve established financial and strategic goals from acquisitions;
•
failure to adapt to technological developments or industry trends;
•
our inability to realize the strategic, financial or operational benefits from the sale of the Company’s former GES Exhibitions and Spiro reportable segments (the “GES Business”);
•
conducting business globally, including the impact of regulatory regimes in geographies where we operate or may expand;
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
•
our ability to comply with extensive environmental requirements;
•
volatility in our stock price; and
•
the impact of reports issued by securities industry analysts on our stock price and trading volume.

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, see Part 1, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025 (“2024 Form 10-K”). We disclaim and do not undertake any obligation to update or revise any forward-looking statement except as required by applicable law or regulation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our 2024 Form 10-K and the Condensed Consolidated Financial Statements and related notes included in this Form 10-Q. The MD&A is intended to assist in understanding our financial condition and results of operations.

Overview

We are an attractions and hospitality company that owns and operates a collection of inspiring and unforgettable experiences in iconic destinations in the United States, Canada, Iceland and Costa Rica. Our elevated hospitality experiences include 17 world-class point-of-interest attractions and 29 distinctive lodges, along with integrated restaurants, retail and transportation that enable visitors to discover and connect with stunning national parks and renowned global travel locations.

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

We determined that the sale of the GES Business met the criteria to be classified as a discontinued operation. Accordingly, we have accounted for the GES Business as a discontinued operation in this Quarterly Report on Form 10-Q. All amounts and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 5 – Discontinued Operations to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

Acquisition of Tabacón Thermal Resort & Spa

On July 1, 2025, we entered into a Share Purchase Agreement with the shareholders of Inversiones Turísticas Arenal, S.A. (“ITA”), pursuant to which we acquired all of the issued and outstanding shares of ITA. ITA is the owner and operator of Tabacón Thermal Resort & Spa (“Tabacón”), an eco-luxury resort spanning 570 acres of rainforest which features two thermal river attractions, located in the Arenal region of Costa Rica. Tabacón features 105 rooms, an internationally renowned spa, and signature culinary experiences. See Note 4 – Acquisitions to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information. The financial results of Tabacón are consolidated in our financial statements prospectively from the July 1, 2025 acquisition date.

Seasonality

Peak activity for the majority of our operations historically occurs during the summer months. During 2024, 77% of our revenue was earned in the second and third quarters. However, our recent acquisition of Tabacón represents an operation which we expect will generate revenue more evenly over the course of the calendar year.

Results of Operations

The following table presents total revenue by line of business:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue (1):
Attractions	$128,901	$97,222	32.6%	$220,861	$176,623	25.0%
Hospitality	105,739	79,059	33.7%	161,418	131,186	23.0%
Transportation	5,539	5,002	10.7%	11,061	10,311	7.3%
Other	843	974	(13.4)%	2,004	2,569	(22.0)%
Total revenue	$241,022	$182,257	32.2%	$395,344	$320,689	23.3%

(1)
Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Liabilities to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) as the amounts in the above table include product revenue from food and beverage and retail operations within each line of business.

Attractions revenue increased $31.7 million during the three months ended September 30, 2025 primarily due to a 21.9% increase in the number of visitors, which was impacted by the Jasper wildfires in the prior year, as well as higher revenue per attraction visitor of 8.7%. Additionally, our Jasper SkyTram attraction, which we acquired on December 31, 2024, and Tabacón, which we acquired in July 2025, contributed combined incremental revenue of $4.3 million during the three months ended September 30, 2025. Attractions revenue increased $44.2 million during the nine months ended September 30, 2025 primarily due to a 14.2% increase in the number of visitors, which was impacted by the Jasper wildfires in the prior year, as well as higher revenue per attraction visitor of 9.5%. Additionally, the Jasper SkyTram attraction, Tabacón, and our Flyover Chicago attraction, which opened on March 1, 2024, contributed combined incremental revenue of $7.3 million during the nine months ended September 30, 2025.

Hospitality revenue increased $26.7 million during the three months ended September 30, 2025 primarily due to a 35.0% increase in Revenue per Available Room (“RevPAR”) and an increase in available room nights of 5.2%, both primarily due to the impact of the Jasper wildfires in the prior year, revenue management efforts and overall increased guest demand. Hospitality revenue increased $30.2 million during the nine months ended September 30, 2025 primarily due to a 26.0% increase in RevPAR driven by revenue management efforts and increased guest demand, partially offset by a decrease in available room nights of 0.6% due to ongoing renovations work at the Forest Park Woodland Wing. Additionally, Tabacón contributed incremental revenue of $5.6 million during the three and nine months ended September 30, 2025.

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

The following tables provide our key performance indicators:

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024		% Change
	As Reported	Same-Store(1)	As Reported	Same-Store(1)	As Reported	Same-Store(1)
Attractions Key Performance Indicators:
Number of visitors	1,980,681	1,195,856	1,624,384	1,152,300	21.9%	3.8%
Ticket revenue (in thousands)	$100,391	$67,579	$75,330	$59,936	33.3%	12.8%
Effective ticket price	$50.69	$56.51	$46.37	$52.01	9.3%	8.7%
Attractions revenue (in thousands)	$128,901	$87,169	$97,222	$77,000	32.6%	13.2%
Revenue per attraction visitor	$65.08	$72.89	$59.85	$66.82	8.7%	9.1%
Hospitality Key Performance Indicators:
Room nights available	212,704	126,085	202,162	125,434	5.2%	0.5%
Rooms revenue (in thousands)	$59,677	$35,470	$42,020	$33,196	42.0%	6.9%
RevPAR	$280.56	$281.32	$207.85	$264.65	35.0%	6.3%
Occupancy	90.4%	88.5%	70.4%	87.1%	20.0%	1.4%
ADR	$310.32	$318.02	$295.42	$303.77	5.0%	4.7%
Hospitality revenue (in thousands)	$105,739	$73,171	$79,059	$69,074	33.7%	5.9%

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024		% Change
	As Reported	Same-Store(1)	As Reported	Same-Store(1)	As Reported	Same-Store(1)
Attractions Key Performance Indicators:
Number of visitors	3,575,285	2,588,952	3,130,570	2,521,224	14.2%	2.7%
Ticket revenue (in thousands)	$172,543	$134,243	$136,842	$119,000	26.1%	12.8%
Effective ticket price	$48.26	$51.85	$43.71	$47.20	10.4%	9.9%
Attractions revenue (in thousands)	$220,861	$173,019	$176,623	$153,661	25.0%	12.6%
Revenue per attraction visitor	$61.77	$66.83	$56.42	$60.95	9.5%	9.6%
Hospitality Key Performance Indicators:
Room nights available	480,927	378,858	483,700	379,308	(0.6)%	(0.1)%
Rooms revenue (in thousands)	$92,968	$67,153	$74,202	$62,305	25.3%	7.8%
RevPAR	$193.31	$177.25	$153.41	$164.26	26.0%	7.9%
Occupancy	77.8%	74.5%	67.0%	72.0%	10.8%	2.5%
ADR	$248.55	$238.00	$229.08	$228.01	8.5%	4.4%
Hospitality revenue (in thousands)	$161,418	$125,134	$131,186	$116,745	23.0%	7.2%

(1)
Same-Store metrics generally include only attractions and lodging properties that we operated at full capacity, considering seasonal closures, for the entirety of the 2025 and 2024 periods presented. Accordingly, Tabacón, Apgar Lookout Retreat, Eddie’s Cafe & Mercantile, Montana House, Flyover Chicago, and the Jasper SkyTram are excluded from same-store metrics. Additionally, attractions and lodging properties that were temporarily closed due to the Jasper wildfires in July 2024 are comparably excluded for the three months ended September 30, 2025. Forest Park Hotel Woodland Wing is excluded from the comparable same-store figures in the table above for the first six months of each year due to the refresh of that property in 2025. For experiences located outside the United States, key performance indicator comparisons to the prior year are expressed on a constant U.S. dollar basis.

Attractions. During the three months ended September 30, 2025, attractions ticket revenue on a same-store basis increased $7.6 million, driven by an 8.7% increase in effective ticket price and a 3.8% increase in visitors. During the nine months ended September 30, 2025, attractions ticket revenue on a same-store basis increased $15.2 million, driven by a 9.9% increase in effective ticket price and a 2.7% increase in visitors. These increases were primarily driven by continued momentum in guest demand enabled by our focus on guest experience, including particularly strong growth at our attractions in Banff, Alberta and Golden, British Columbia, along with the expansion of the Sky Lagoon experience, which included the addition of a larger ritual area and the debut of Skjól, a seven step ritual which opened in August 2024.

Hospitality. Rooms revenue on a same-store basis for the three months ended September 30, 2025 increased $2.3 million on a 6.3% increase in RevPAR. Rooms revenue on a same-store basis for the nine months ended September 30, 2025 increased $4.8 million on a 7.9% increase in RevPAR. The increases in RevPAR for the three and nine months ended September 30, 2025 were primarily due to increases in ADR, particularly at our lodges in Banff, Alberta and Glacier Park, Montana.

Other Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Cost of food, beverage, and retail products sold	$19,809	$16,979	16.7%	$30,965	$27,893	11.0%
Operating expenses (exclusive of depreciation and amortization shown separately below)	86,592	68,584	26.3%	187,582	168,751	11.2%
Selling, general, and administrative expenses	17,445	14,543	20.0%	50,339	41,080	22.5%
Depreciation and amortization	12,042	11,277	6.8%	34,083	32,222	5.8%
Interest expense, net	2,835	3,461	(18.1)%	6,227	10,320	(39.7)%
Other (income) expense, net	(3,455)	255	**	2,864	874	**
Impairment charges	—	6,110	(100.0)%	—	6,110	(100.0)%
Income tax expense	17,771	10,507	69.1%	18,926	11,625	62.8%
(Loss) income from discontinued operations, net of tax	$(2,882)	$5,323	**	$(1,878)	$38,685	**

** Change is greater than +/- 100%.

Operating expenses (exclusive of depreciation and amortization) – The increase in operating expenses for the three months ended September 30, 2025 compared to the prior year period was primarily due to increases in variable costs associated with increased transaction volumes and revenue, including increases of $6.1 million in labor expense, $3.8 million in commission and other variable revenue-based fees, $2.0 million in operating supplies and services, and other inflationary cost increases. The increase in operating expenses for the nine months ended September 30, 2025 compared to the prior year period was primarily due to increases in variable costs associated with increased transaction volumes and revenue, including increases of $7.5 million in labor expense, $5.3 million in commission and other variable revenue-based fees, an increase in allocated administrative expenses, and other inflationary cost increases. Additionally, the increases for the nine months ended September 30, 2025 were partially offset by the periodic remeasurement of the Sky Lagoon finance lease obligation, which resulted in an unrealized foreign exchange gain of $5.5 million.

Selling, general, and administrative expenses – The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2025 was primarily due to higher transaction-related costs (primarily related to our transition to a standalone publicly-traded operating company in connection with the sale of the GES Business, as well as expenses associated with our acquisition of Tabacón) of $1.1 million and $9.4 million, respectively, along with an increase in variable compensation accruals associated with higher full-year expected performance targets.

Other (income) expense, net – During the three and nine months ended September 30, 2025, we recorded a gain of $4.2 million for business interruption proceeds received related to the Jasper wildfires within other (income) expense, net. Additionally, during the nine months ended September 30, 2025, we recorded a $5.4 million settlement charge associated with the termination of the Giltspur Inc. Employees’ Pension Plan within other (income) expense, net, which was reclassified from Accumulated Other Comprehensive Loss.

Impairment charges – During the three and nine months ended September 30, 2024, we recorded an asset impairment charge of $5.5 million related to site-specific engineering plans developed for Flyover Canada Toronto, for which our facility lease was terminated in August 2024. Additionally, we recorded an impairment charge of $0.6 million related to intangible assets of the Wilderness Kitchen, which was lost in the Jasper wildfires.

Income tax expense – The effective tax rate was 16.8% for the three months ended September 30, 2025 compared to 17.2% for the three months ended September 30, 2024, and 22.7% for the nine months ended September 30, 2025 compared to 34.8% for the nine months ended September 30, 2024. The decrease in the effective rate for the nine months ended September 30, 2025 compared to the prior year period was primarily attributable to a tax benefit of $3.2 million associated with the release of valuation allowances recorded against Canadian net operating losses, as well as the termination of the Giltspur, Inc. Employees’ Pension Plan.

(Loss) income from discontinued operations, net of tax – On December 31, 2024, we completed the sale of the GES Business. Accordingly, the operating results of the GES Business are included within discontinued operations for the three and nine months ended September 30, 2024.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital outlays for at least the next 12 months.

Our current sources of liquidity consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Unrestricted cash and cash equivalents (1)	$33,806	$49,702
Available capacity under 2025 Revolving Credit Facility (2)	240,603	—
Total available liquidity	$274,409	$49,702

(1)
As of September 30, 2025, we held $32.0 million of our cash and cash equivalents outside of the United States.
(2)
As of September 30, 2025, the available capacity of our 2025 Revolving Credit Facility (as defined below) was the $300 million total facility size less $53.8 million of outstanding borrowings and $5.6 million in outstanding letters of credit.

On January 3, 2025, Pursuit, as a borrower, and Brewster Inc., an Alberta corporation and a co-borrower, entered into a credit agreement with Bank of America, N.A., as administrative agent, and the other lenders named in the agreement (as amended, the “2025 Credit Agreement”). The 2025 Credit Agreement initially provided for a $200 million revolving credit facility (the “2025 Revolving Credit Facility”) available in U.S. dollars, Canadian dollars, Euros and Pound sterling, with a maturity date of January 3, 2030.

On September 26, 2025, Pursuit, certain of its wholly-owned subsidiaries as co-borrowers, the other loan parties party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender, entered into an amendment to the 2025 Credit Agreement (the “Amendment”). The Amendment, among other things, (i) increased the principal amount of the revolving commitments under the 2025 Revolving Credit Facility by $100 million to $300 million, (ii) extended the maturity date to September 25, 2030, (iii) increased the maximum net leverage ratio to 3.0x (from 2.5x), (iv) removed the additional 10 basis point credit spread adjustment on Secured Overnight Financing Rate borrowings, and (v) added ITA as co-borrower and wholly-owned affiliates of ITA and Pursuit as guarantors. Borrowings from the 2025 Revolving Credit Facility will provide us with additional funds for operations, growth initiatives, acquisitions and other general corporate purposes. See Note 11 – Debt and Finance Lease Obligations to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

On July 1, 2025, we entered into a Share Purchase Agreement with the shareholders of ITA, pursuant to which we acquired all of the issued and outstanding shares of ITA for an aggregate purchase price of $108.3 million, which is net of customary post-closing adjustments for indebtedness, deferred revenue, working capital, and other specified matters in the Share Purchase Agreement. We funded the purchase price primarily with borrowings under the 2025 Revolving Credit Facility.

Cash provided by operating activities, supplemented by our existing cash and cash equivalents and availability under our 2025 Revolving Credit Facility, are our primary sources of liquidity for funding our business requirements. During the nine months ended September 30, 2025, net cash provided by operating activities attributable to continuing operations was $99.8 million.

Our short-term and long-term funding requirements include debt obligations, maintenance capital expenditures, working capital requirements, and potential acquisitions and strategic investments as we focus on scaling our investments in unforgettable, inspiring experiences with high return potential through our Refresh, Build, Buy growth strategy. Our projected capital outlays may be adjusted for changes in the operating environment.

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

Other Obligations

We have additional obligations as part of our ordinary course of business, beyond those committed for debt obligations and capital expenditures. See Note 16 – Pension and Postretirement Benefits and Note 17 – Leases and Other to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information. The expected payment timing of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on changes to agreed-upon amounts for certain obligations.

Cash Flows

Operating Activities

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Net income	$62,480	$60,499
Loss (income) from discontinued operations, net of tax	1,878	(38,685)
Depreciation and amortization	34,083	32,222
Impairment charges	—	6,110
Share-based compensation expense	5,887	7,946
Other non-cash items, net	1,449	19,200
Change in operating assets and liabilities, net	(5,994)	(27,726)
Net cash provided by operating activities attributable to continuing operations	$99,783	$59,566

Net cash provided by operating activities attributable to continuing operations increased $40.2 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to improved results from continuing operations, as discussed above.

Investing Activities

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Cash paid for acquisitions, net of cash acquired	$(107,566)	$(394)
Capital expenditures	(44,097)	(40,659)
Proceeds from insurance	6,541	3,823
Other investing activities	45	18
Net cash used in investing activities attributable to continuing operations	$(145,077)	$(37,212)

Net cash used in investing activities attributable to continuing operations increased $107.9 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to cash paid for the acquisition of Tabacón, as well as an increase in capital expenditures, partially offset by an increase in insurance proceeds received during the nine months ended September 30, 2025 compared to the prior year period related to the Jasper wildfires.

Financing Activities

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Proceeds from borrowings	$301,911	$374,282
Payments on debt and finance lease obligations	(248,798)	(437,644)
Dividends paid on convertible preferred stock	—	(5,850)
Purchase of noncontrolling interest	(13,000)	—
Distributions to noncontrolling interest	(5,436)	(3,151)
Payments of debt issuance costs	(2,668)	(773)
Proceeds from exercise of stock options	2,840	—
Other financing activities	(896)	(1,333)
Net cash provided by (used in) financing activities attributable to continuing operations	$33,953	$(74,469)

Net cash provided by financing activities attributable to continuing operations increased $108.4 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to net borrowings of $53.1 million during the nine months ended September 30, 2025 compared to net payments on debt and finance lease obligations of $63.4 million during the nine months ended September 30, 2024, as well as a reduction in dividends paid on convertible preferred stock of $5.9 million. These increases were partially offset by a $13.0 million cash payment during the nine months ended September 30, 2025 associated with the purchase of our Glacier Park, Inc. noncontrolling interest.

Critical Accounting Estimates

See Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K for a discussion of our critical accounting estimates.

Impact of Recent Accounting Pronouncements

See Note 1 – Overview and Basis of Presentation to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

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

Our foreign operations during the three and nine months ended September 30, 2025 were in Canada, Costa Rica and Iceland. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. Stockholders’ equity includes cumulative unrealized foreign currency translation losses of $51.5 million and $62.9 million as of September 30, 2025 and December 31, 2024, respectively. We recorded an unrealized foreign currency translation gain of $15.5 million and loss of $7.7 million during the nine months ended September 30, 2025 and 2024, respectively, in the Condensed Consolidated Statements of Comprehensive Income.

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of September 30, 2025, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $46.4 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Condensed Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, we did not have any outstanding foreign currency forward contracts.

We are exposed to short-term and long-term interest rate risk on certain of our debt obligations.

Item 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

On July 1, 2025, we completed our acquisition of Tabacón. Tabacón was not previously subject to the rules and regulations promulgated under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and accordingly was not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of, and conclusion on, the effectiveness of our internal control over financial reporting as of September 30, 2025 did not include certain elements of the internal controls of Tabacón. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Except as noted above, there have been no changes in Pursuit’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 18 – Litigation, Claims, Contingencies, and Other to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding litigation and regulatory proceedings related to Pursuit, which information is incorporated by reference herein.

Item 1A. Risk Factors

There are various risks associated with the operations of Pursuit’s businesses. To provide a framework to understand our operating environment, an explanation of the significant risks associated with Pursuit’s businesses is provided in Part I, Item 1A – Risk Factors of our 2024 Form 10-K. There have been no material changes to our previously disclosed risk factors. In addition to information in this report, careful consideration should be given to the factors discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities AND Use of Proceeds

On August 6, 2025, we announced that our Board of Directors approved a new share repurchase authorization for up to $50 million of Pursuit’s common stock, which replaced and superseded the Company’s previous share repurchase authorization. Repurchases may be made from time to time at our discretion through open market purchases, including through Rule 10b5-1 trading plans, or otherwise, as market conditions and business considerations warrant. The Board of Directors’ authorization does not have an expiration date. During the three months ended September 30, 2025, we did not repurchase any equity securities. As of September 30, 2025, $50 million remained authorized and available for common stock repurchases.

Item 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

3.1		Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004	10-Q	6/30/2004	3.A	8/9/2004

3.2		Amendment to the Restated Certificate of Incorporation of Pursuit Attractions and Hospitality, Inc.	8-K		3.1	1/3/2025

3.3		Amended and Restated Bylaws of Pursuit Attractions and Hospitality Inc.	8-K		3.2	1/3/2025

10.1	*	Second Amendment, dated September 26, 2025, to the Credit Agreement, dated January 3, 2025, by and among Pursuit Attractions and Hospitality, Inc. and the lenders party thereto

31.1	*	Certification of Chief Executive Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104		Cover Page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
(Registrant)

November 6, 2025	By:	/s/ Michael L. Bosco
(Date)		Michael L. Bosco
Chief Accounting Officer
(Duly Authorized Officer)