Form 10-K
period 2025-12-31
Pursuit Attractions & Hospitality, Inc.
filed 2026-02-25
CIK 884219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-11015

Pursuit Attractions and Hospitality, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-1169950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1401 17th Street, Suite 1400 Denver, Colorado 80202	(602) 207-1000
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1.50 par value per share	PRSU	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was approximately $613.7 million.

As of February 23, 2026, there were 28,019,423 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of Pursuit Attractions and Hospitality, Inc.’s Proxy Statement for its 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2025, are incorporated by reference into Part III (Items 10 through 14) of this Annual Report on Form 10-K.

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Tempe, AZ USA

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K (this “Form 10-K”), unless otherwise stated or as the context otherwise requires, references to “we,” “us,” “our,” “the Company,” and “Pursuit” refer to Pursuit Attractions and Hospitality, Inc. and our consolidated subsidiaries.

Except for any historical information contained herein, the matters discussed or incorporated by reference in this Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information, available as of the date hereof which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our contemplated future prospects, developments and business strategies.

Words, and variations of words, such as “aim,” “anticipate,” “believe,” “could,” “deliver,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “seek,” “target,” “will,” and similar expressions are intended to identify our forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, initiatives, intentions, or goals also are forward-looking statements. These forward-looking statements are not historical facts and are subject to a host of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•
general economic and geopolitical uncertainty in key global markets and a worsening of global economic conditions;
•
the seasonality of our businesses;
•
the competitive nature of the industries in which we operate;
•
travel industry disruptions;
•
changes in consumer tastes and preferences for recreational activities;
•
natural disasters, weather conditions, and other catastrophic events;
•
accidents and adverse incidents at our hotels and attractions;
•
the sufficiency and cost of insurance coverage;
•
the impact of our borrowings, including our revolving credit facility, on our operational and financial flexibility;
•
risks of new capital projects not being commercially successful;
•
our ability to fund capital expenditures, or our ability to deploy capital in line with our strategic objectives;
•
our ability to successfully integrate and achieve anticipated benefits from acquisitions;
•
unknown or contingent liabilities from acquisitions;
•
failure to adapt to technological developments or industry trends;
•
our inability to realize the strategic, financial and operational benefits from the sale of the Company’s Flyover Attractions (as defined herein);
•
potential increases in operating expenses;
•
conducting business globally, including the impact of regulatory regimes in geographies where we operate or may expand;
•
our exposure to currency exchange rate fluctuations;
•
liabilities relating to prior and discontinued operations;
•
the importance of key personnel to our business;
•
the impact of labor shortages;
•
our exposure to cybersecurity attacks and threats, including the impact of fraud;
•
compliance with laws governing the storage, collection, handling, and transfer of personal data and our exposure to legal claims and fines for data breaches or improper handling of such data;
•
compliance with foreign data privacy laws that apply to our activities;
•
our exposure to litigation in the ordinary course of business;
•
changes in federal, state, local or foreign tax laws;
•
our ability to comply with extensive environmental requirements;
•
risks related to ownership of our common stock; and
•
other risks and uncertainties included under Part I, Item 1A of this Form 10-K.

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, see “Risk Factors” (Part I, Item 1A of this Form 10-K). Given these risks and uncertainties, users of this information should not place undue reliance on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited and we cannot guarantee future results. Any forward-looking statements in this Form 10-K are made as of the date hereof and reflect our current views. We expressly disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-K for any reason, even if new information becomes available in the future, except as required by applicable law or regulation.

PART I

ITEM 1. Business

General

Pursuit Attractions and Hospitality, Inc. (“Pursuit”) is a global attractions and hospitality company that owns and operates a collection of inspiring and unforgettable travel experiences in iconic destinations in the United States (“U.S.”), Canada, Iceland and Costa Rica. Our elevated hospitality experiences include 17 world-class point-of-interest sightseeing attractions and 29 distinctive lodges, along with integrated food and beverage, retail and transportation offerings that enable visitors to discover and connect with stunning national parks and renowned global travel locations. Our company has a strategic direction to expand and elevate our portfolio of extraordinary experiences through a focus on refreshing, improving, and growing our collection of unforgettable, inspiring experiences in iconic places around the globe. We draw our guests from major markets, including the U.S., Canada, Asia Pacific, Western Europe, and Central America.

We are managed on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we are deemed to be a single operating segment in this Form 10-K. See Note 19 – Segment Information to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information.

The experiences that we offer are grouped and marketed as “collections” based on geographic region. The information provided below describes our collections and the experiences offered.

Collections

Banff Jasper Collection

We own and operate attractions and hospitality experiences in the Canadian Rockies. Highlights include scenic lake cruises in Banff and Jasper National Parks, top-of-the-mountain views from the Banff Gondola, glacier explorations at the Columbia Icefield with the Columbia Icefield Adventure and the Columbia Icefield Skywalk, the Golden SkyBridge over deep canyons, and an aerial tramway with the Jasper SkyTram. Visitors can also enjoy culinary destinations, retail offerings, and hotel experiences throughout Banff, Jasper and Waterton Lakes National Park. The collection is further complemented by a sightseeing tour experience and transportation portfolio.

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

Glacier Park Collection

We own and operate attractions and hospitality experiences in and around Glacier National Park. Experiences include guided fishing and river rafting tours, lodging, and culinary and retail offerings, all designed to enable guests to experience Montana’s stunning mountain vistas. Accommodations include historic lodges built by the Great Northern Railroad, to tiny homes and glamping cabins at the edge of the Glacier National Park to an RV campground and motels.

Flyover Attractions

Flyover is an immersive experience of awe and wonder, transporting guests through the world’s most epic places through exhilarating flying journeys. The attraction utilizes flight motion seats engineered to swoop, dip and turn, giving guests a feeling of flight while a 65-foot spherical screen provides guests with an unparalleled flight across iconic locations and natural landscapes. Special effects, including wind, mist and scents, create an unforgettable entertainment experience. On January 21, 2026, Pursuit entered into a definitive agreement to sell all of its Flyover attractions (the “Flyover Attractions”) to Brogent Technologies Inc. (“Brogent”) for approximately $78.4 million in cash, subject to post-closing adjustments (the “Flyover Attractions Sale”). See Note 21 – Subsequent Event to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information.

Sky Lagoon

Sky Lagoon, Iceland’s stunning oceanfront geothermal lagoon takes guests on a wellness journey rooted in Icelandic heritage through its Skjól Ritual experience. Located in Kársnes Harbour, Kópavogur, just minutes from Reykjavík, Sky Lagoon features a 70-meter (230 ft) infinity-edge lagoon highlighted by awe-inspiring sunsets, Northern Lights and dark sky views. Additionally, the expanded Skjól Ritual and Turf House opened in 2024.

Tabacón

Tabacón Thermal Resort & Spa (“Tabacón”) is an eco-luxury resort spanning 570 acres of rainforest which features two thermal river attractions, located in the Arenal region of Costa Rica. Tabacón features 105 rooms, an internationally renowned spa, and signature culinary experiences. Tabacón’s two thermal river attractions offer protected access to naturally flowing hot springs. Set against a lush backdrop, the resort’s winding rivers, cascading waterfalls and thoughtfully designed pools deliver a tranquil, immersive wellness experience.

Our collection of experiences focuses on three distinct lines of business: Attractions (including food and beverage services and retail operations); Hospitality (including food and beverage services and retail operations); and Transportation.

Attractions

BANFF JASPER COLLECTION

Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and Bow Valley. The Banff Gondola was a 2025 Trip Advisor Travelers’ Choice award winner. The Sky Bistro restaurant, which is located at the top of the Banff Gondola, was rated in the top 100 restaurants in Canada by OpenTable in 2024.

Lake Minnewanka Cruise provides guests a unique sightseeing experience through interpretive boat cruises on Lake Minnewanka in the Canadian Rockies. The Lake Minnewanka Cruise operations are located adjacent to the town of Banff and include boat tours, small boat rentals, and charter fishing expeditions. The Lake Minnewanka Cruise was a 2025 Trip Advisor Travelers’ Choice award winner.

Columbia Icefield Adventure and Ice Odyssey Experience is a tour of the Athabasca Glacier on the Columbia Icefield, which provides guests a view of one of the largest accumulations of ice and snow south of the Arctic Circle. Guests ride in giant “Ice Explorers,” a unique vehicle specially designed for glacier travel, along with a smaller, more intimate Ice Odyssey experience. The Columbia Icefield Adventure was a 2025 Trip Advisor Travelers’ Choice award winner.

Columbia Icefield Skywalk is a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley, near our Columbia Icefield Adventure attraction in Jasper National Park, Alberta, Canada.

Maligne Lake Cruise provides interpretive boat tours at Maligne Lake, the largest lake in Jasper National Park, Alberta, Canada. In addition to boat tours, Maligne Lake has a marina and day lodge that offers food and beverage and retail services, an historic chalet complex and boat house that offers canoes, kayaks, and rowboats for rental. The Maligne Lake Cruise was a 2025 Trip Advisor Travelers’ Choice award winner.

Golden Skybridge is located in the mountain town of Golden, British Columbia, which is 90 minutes from Banff. It consists of two suspension bridges that are connected through forested trails. The upper skybridge is 426 feet above the canyon floor while the lower skybridge is 262 feet above the canyon floor. The attraction also includes a zip line, a canyon challenge course, and a mountain coaster. The Golden Skybridge was a 2025 Trip Advisor Travelers’ Choice award winner.

Open Top Touring is a guided sightseeing tour of Banff with a historic twist. Guests ride in a custom-made, open-topped automobile inspired by local tours from the 1930s. Open Top Touring was a 2025 Trip Advisor Travelers’ Choice award winner.

Jasper SkyTram ascends 2,263 meters (8,081 feet) up Whistlers Mountain, in Jasper National Park, where guests enjoy breathtaking 360-degree views. On-site amenities include an interpretive boardwalk, easy access to hiking trails, and light culinary options. Jasper SkyTram was a 2025 Trip Advisor Travelers’ Choice award winner.

ALASKA COLLECTION

Kenai Fjords Tours is a wildlife, whale watching, and glacier cruise, offering guests unforgettable sights of towering glaciers, humpback and grey whales, orcas, arctic birdlife, sea lions, seals, and porpoises in Kenai Fjords National Park. Tours range from a few hours to full days, with some tours including a culinary experience and visit to Fox Island. Kenai Fjords Tours was a 2025 Trip Advisor Travelers’ Choice award winner.

GLACIER PARK COLLECTION

Glacier Raft Company provides guided fishing and river rafting trips in West Glacier, Montana. Glacier Raft Company was a 2025 Trip Advisor Travelers’ Choice award winner.

FLYOVER ATTRACTIONS

Our Flyover Attractions includes Flyover Canada, Flyover Iceland, Flyover Las Vegas, and Flyover Chicago. These attractions transport guests to the world’s most epic places through exhilarating flying journeys. Flyover Canada is located along Vancouver’s waterfront in the heart of downtown and was a 2025 Trip Advisor Travelers’ Choice award winner. Flyover Iceland is located in Reykjavik’s Grandi Harbour District and was a 2025 Trip Advisor Travelers’ Choice award winner. Flyover Las Vegas is located on the famed Las Vegas strip in Las Vegas, Nevada and was a 2025 Trip Advisor Travelers’ Choice award winner. Flyover Chicago is the newest Flyover attraction, which opened on March 1, 2024, and is located near the front entrance of Chicago’s historic Navy Pier. On January 21, 2026, Pursuit entered into a definitive agreement to sell the Flyover Attractions to Brogent for approximately $78.4 million in cash, subject to customary post-closing adjustments. See Note 21 – Subsequent Event to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information.

SKY LAGOON

Sky Lagoon is a 230-foot premium oceanfront geothermal lagoon that is located in Kársnes Harbour, Kópavogur, just minutes from Reykjavik. Sky Lagoon showcases expansive ocean vistas punctuated by awe-inspiring sunsets, Northern Lights, and dark sky views. For 2025, Sky Lagoon was a Trip Advisor Travelers’ Choice award winner; was named as one of the world’s most extraordinary spas by Newsweek; and received a gold-class rating by Vakinn, the quality and environmental certification for Icelandic Tourism.

TABACÓN

Tabacón attractions include a hot springs attraction alongside the resort & spa, as well as the nearby Hot Springs Pura Vida attraction, which provides broader access to the thermal river. In 2025, Tabacón was a Trip Advisor Travelers’ Choice award winner for top luxury and overall hotels in Costa Rica and Central America and was a nominee for Best Destination Spa by Travel + Leisure.

Hospitality

BANFF JASPER COLLECTION	GLACIER PARK COLLECTION	ALASKA COLLECTION	TABACÓN
The Banff Jasper Collection offers approximately 1,220 rooms across the below properties:	The Glacier Park Collection offers approximately 630 rooms across the below properties:	The Alaska Collection offers approximately 520 rooms across the below properties:	Tabacón Thermal Resort & Spa offers 105 rooms (2025 Trip Advisor Travelers’ Choice Best of the Best).

•
Elk + Avenue Hotel *
•
Forest Park Woodland
•
Lobstick Lodge
•
Mount Royal Hotel *
•
Chateau Jasper Hotel
•
The Crimson Hotel *
•
Forest Park Alpine
•
Marmot Lodge
•
Pyramid Lake Lodge
•
Miette Mountain Cabins
•
Glacier View Lodge *
•
Prince of Wales Hotel *

•
Glacier Park Lodge
•
Grouse Mountain Lodge
•
St. Mary Village
•
Apgar Village Lodge & Cabins
•
Glacier Basecamp Lodge
•
Belton Chalet
•
Motel Lake McDonald
•
West Glacier RV Park & Cabins
•
Paddle Ridge *
•
West Glacier Village
•
Apgar Lookout Retreat

•
Seward Windsong Lodge *
•
Talkeetna Alaskan Lodge *
•
Denali Cabins (Diamond accreditation from AAA in 2025)
•
Denali Backcountry Lodge (awarded #2 Remote Alaskan Lodge in 2025 from USA TODAY)
•
Kenai Fjords Wilderness Lodge (awarded #5 Remote Alaskan Lodge in 2025 from USA TODAY)

*2025 Trip Advisor Travelers’ Choice award winner

Transportation

BANFF JASPER COLLECTION

Banff Jasper transportation operations include tours, airport shuttle services, and seasonal charter motorcoach services. The tours include seasonal half-day and full-day tours from Calgary, Banff, Lake Louise, and Jasper, Canada, which bring guests to the most scenic areas of Banff, Jasper, and Yoho National Parks. The charter business operates a fleet of luxury motorcoaches, available for groups of any size, for travel throughout the Canadian provinces of Alberta and British Columbia during the winter months.

ALASKA COLLECTION

Alaska transportation includes a Denali Backcountry Adventure, which is a unique photo safari tour 92 miles deep into Denali National Park. The Denali Park Road has been closed to traffic since 2021 due to a landslide. We plan to reopen the Denali Backcountry Adventure to guests in 2027, to coincide with the anticipated national park road reopening.

Recent Developments

Flyover Attractions Sale

On January 21, 2026, Pursuit entered into a definitive agreement to sell the Flyover Attractions to Brogent for approximately $78.4 million in cash, subject to customary post-closing adjustments. See Note 21 – Subsequent Event to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information.

Tabacón Acquisition

On July 1, 2025, we entered into a Share Purchase Agreement with the shareholders of Inversiones Turísticas Arenal, S.A. (“ITA”), pursuant to which we acquired all of the issued and outstanding shares of ITA. ITA is the owner and operator of Tabacón, an eco-luxury resort spanning 570 acres of rainforest which features two thermal river attractions, located in the Arenal region of Costa Rica. Tabacón features 105 rooms, an internationally renowned spa, and signature culinary experiences. See Note 4 – Acquisitions to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information. The financial results of Tabacón are consolidated in our financial statements prospectively from the date of acquisition.

Viad Corp Transformation into Pursuit

Pursuit (formerly “Viad Corp”) entered into an Equity Purchase Agreement with TL Voltron, LLC, a Delaware limited liability company (“Truelink Capital”), pursuant to which Truelink Capital agreed to purchase all of the outstanding equity interests held by the Company in its subsidiaries comprising the Company’s former GES Exhibitions and Spiro reportable segments (the “GES Business”). During the year ended December 31, 2024, we completed the sale of the GES Business to Truelink Capital (the “GES Sale”) and relaunched Viad Corp as Pursuit. We began trading under a new NYSE ticker symbol, “PRSU”, on January 2, 2025.

The aggregate purchase price was $535 million, consisting of a base purchase price of $510 million, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses, and a deferred purchase price of $25 million payable by Truelink Capital to the Company one year after the closing date (which was received by Pursuit during the year ended December 31, 2025). We determined that the GES Sale met the criteria to be classified as a discontinued operation. Accordingly, we have accounted for the GES Business as a discontinued operation in this Form 10-K. All amounts and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 5 – Discontinued Operations to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information.

Seasonality

Peak activity for the majority of our operations historically occurs during the summer months. However, our recent acquisition of Tabacón represents an operation which we expect will generate revenue more evenly over the course of the calendar year. During the year ended December 31, 2025, 79% of our revenue was earned in the second and third quarters.

Competition

We generally compete based on location, uniqueness of facilities, service, quality, and price. Competition exists both locally and regionally across all three lines of business. The hospitality industry has a large number of competitors for leisure travelers (both individual and tour groups) across the U.S., Canada, Iceland, and Costa Rica. Our properties compete within their geographic markets with hotels and resorts that include locally-owned independent hotels, as well as facilities owned or managed by national and international chains. We believe our competitive advantages are our distinctive attractions, iconic destinations, and strong culture of hospitality and guest services.

Vision and Growth Strategy

Our vision is to become the world’s leading provider of attraction and hospitality experiences through our Refresh, Build, Buy growth strategy:

Refresh	Refreshing and improving our existing assets and processes to optimize the guest and team member experience, market position, and maximize returns
Build	Building new assets to create new guest experiences and additional revenue streams with economies of scale and scope
Buy	Buying strategic assets that drive guest experience, economies of scale and scope, and improve financial performance

We continue to search for opportunities to acquire or to build high-return tourism assets in iconic natural and cultural destinations that enjoy perennial demand, bring meaningful scale and market share, and offer cross-selling advantages with a combination of attractions and hotels. For the year ending December 31, 2026, subject to approvals, we plan to make the following investments as a part of our Refresh, Build, Buy growth strategy.

•
Jasper SkyTram (Jasper National Park) - Planned investments to replace aged experiential infrastructure with a renewed, iconic Jasper sightseeing experience.
•
Banff Gondola (Banff National Park) - Planned investments to make experiential enhancements improving all aspects of the guest journey at this iconic attraction.

•
Denali Backcountry Adventure Relaunch (Denali National Park) - Planned enhancements to reimagine the guided guest journey experience into Denali National Park returning it to readiness ahead of the planned Denali Park Road reopening in 2027.
•
Forest Park Hotel Woodland Wing (Jasper National Park) - Phased refresh is designed to better align the property with mass affluent leisure demand in Jasper National Park. The first phase was completed ahead of the 2025 peak third quarter and delivered a 22% ADR increase versus nonrenovated rooms in the second half of the year, with the next phase underway and expected to be completed ahead of the 2026 peak season.
•
Grouse Mountain Lodge (Whitefish, Montana) - Phased transformation will reposition the property for higher end lodging and event demand creating a compelling differentiated offering for Glacier National Park visitors. The first phase, which has commenced, includes upgrades to guest rooms and pool area and the addition of the new event pavilion, with completion expected in 2026.
•
Lobstick Lodge Refresh (Jasper National Park) - Planned investments to improve and reposition the year-round lodge to capitalize on high market demand from both consumer and tour and travel segments.

Additionally, recently completed acquisitions as a part of our Refresh, Build, Buy growth strategy include:

•
Acquisition of Tabacón (2025)
•
Acquisition of Jasper SkyTram (2024)
•
Acquisition of Montana House in Apgar Village (2024)
•
Acquisition of Eddie’s Cafe & Mercantile and the Apgar Lookout Retreat (2024)

Marketing and Sales

Pursuit’s sales, marketing, and brand strategy is designed to capture demand for our portfolio of iconic attractions and hospitality experiences across the U.S., Canada, Iceland, and Costa Rica, while leveraging the strength of our collections to maximize the total value of each guest itinerary during their time in each market. We believe this approach strengthens the Pursuit brand while preserving and elevating the distinct character of each destination.

Grounded in guest insights, we develop and deliver true-to-place experiences that reflect the distinctive spirit of each location and align with our focus on inspiring, unforgettable travel. Demand generation is driven through integrated, multi-channel marketing and communications that engage priority guest segments at key trip-planning moments, leveraging paid, earned, and owned channels to improve relevance, efficiency, and return on marketing investment.

Our digital-first commercial ecosystem is designed to reduce friction throughout the discovery, planning, and booking journey, while our central reservations team supports high-intent guest booking completion and drives incremental revenue through informed up-sell and cross-sell moments. This approach complements our diversified distribution strategy, which balances consumer-direct demand with online travel platforms, group booking, and travel trade partnerships that support consistent, predictable, multi-season and international visitation.

Our demand-building and commercial efforts also support Pursuit’s Refresh, Build, Buy growth strategy by accelerating demand for renovated assets, introducing new experiences to market, and connecting new acquisitions into the broader portfolio. Monitoring of demand signals and performance indicators, along with a disciplined pricing and distribution strategy, dynamic inventory management, and channel optimization, further enhance revenue performance across our business.

Guest feedback and online reviews provide critical insight into guest experience quality, guiding continuous improvement while amplifying organic brand awareness through guest advocacy. We believe these efforts collectively reinforce Pursuit’s position as a best-in-class owner and operator of unforgettable experiences in iconic destinations, supporting resilient demand, profitable growth, and long-term shareholder value.

Government Regulation and Compliance

The principal rules and regulations affecting our day-to-day business relate to our employees (such as regulations implemented by the Occupational Safety and Health Administration, equal employment opportunity laws, guidelines implemented pursuant to the Americans with Disabilities Act, and general federal and state employment laws), unionized labor, U.S. and Canadian regulations relating to national parks (such as regulations established by Parks Canada, the U.S. Department of the Interior, and the U.S. National Park Service), U.S. and Canadian regulations relating to boating (such as regulations implemented by the U.S. Coast Guard and Canadian Coast Guard and state boating laws), transportation (such as regulations promulgated by the U.S. Department of Transportation and its state counterparts), and consumer and employee privacy regulations implemented by agencies in the jurisdictions where we operate.

Our businesses are subject to federal, state, and local environmental regulations. Compliance with these provisions, and environmental stewardship generally, is key to our ongoing operations. To date, these provisions have not had, and we do not expect them to have, a material effect on our results of current and discontinued operations.

Human Capital

At Pursuit, our people drive our success. We work hard every day to foster a culture that respects, encourages and celebrates our talent.

We have four core values: (1) Safety First; (2) Honor Place; (3) Anticipate; and (4) Bring Your Best. We make deep commitments to these values by prioritizing the safety, well-being, and engagement of our team members.

Team members

As of December 31, 2025, we had approximately 2,100 team members across four countries, excluding seasonal or temporary team members. We hire approximately 2,500 seasonal team members during the peak operating seasons of our businesses.

Our culture of respect

Our team members join us from across the globe. We take pride in the diverse representation of cultures and experiences team members bring to us, whether it is for one season or a lifetime career.

Our goal is to provide a supportive and respectful experience for our team members each day. To do this, and to understand our team’s experiences, we conduct biannual team member engagement surveys. These surveys help shape the actions we take to improve our teams’ experiences, from training and development programs to enablement initiatives.

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

Beyond base salary, we offer a range of benefit offerings to full-time team members ranging from health and wellness to financial. We provide opportunities for our team members to grow professionally with ongoing training and internal mobility and prioritize internal promotions. We utilize structured one-on-ones and an annual performance management process to provide our team members with feedback for growth, which provides a framework to equitably evaluate and maximize performance.

Workplace safety

Our Safety Promise is our commitment to the safety and well-being of our team members and guests. Through this program, we ensure that everyone feels safe when visiting or working at our experiences. With Safety First being our number one core value, we are committed to maintaining strong standards of health and safety policies and practices.

We prioritize our responsibility to maintain a safe and healthy work environment and see strong team engagement scores related to our safety commitment and team member awareness and knowledge. We take immediate action to correct unsafe or hazardous conditions; we promptly respond to and report work-related accidents and injuries in accordance with established procedures and applicable laws; we strive to follow all established regulations related to safety; and we educate and train our team members to ensure they understand the risks, know how to handle hazards safely, and are familiar with available information for all hazardous materials used and situations they may experience at their workplace.

Always honest compliance and ethics program

We are committed to a culture of high ethical standards. Our Always Honest Compliance and Ethics Program, with the full support of our Board of Directors, guides our team members to act honestly, ethically, and in compliance with the law (the “Ethics Program”).

To educate, support, and guide the behaviors of our global workforce, we facilitate annual Anti-Harassment and Discrimination, Ethical Leadership, and Ethical Behavior training through our Ethics Program.

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

Community involvement

Our Promise to Place program demonstrates our commitment to the guests we serve and the communities we operate in. Team engagement initiatives, such as community events and volunteer matching programs, foster a positive workplace culture while strengthening our connections with the communities where we live and work. The following are recent highlights of our commitment to community:

•
Following the 2024 wildfires in Jasper, Pursuit joined other tourism partners in a collective pledge of more than $5.5 million CAD to support community recovery and long-term revitalization, including $3.0 million CAD (approximately $2.1 million USD) committed by Pursuit. Portions of this funding were intended to support local businesses and sustainable tourism recovery efforts;
•
Pursuit re-signed the Bow Valley Workplace Inclusion Charter, reinforcing its commitment to inclusive workplace practices in Banff and Jasper. In 2025 these actions earned Gold status—an achievement reached by only a small number of participating organizations;
•
Through the GreenStep EcoFund, Pursuit advanced energy efficiency initiatives in 2025, including LED retrofits, insulation and window upgrades, and waste audits across multiple properties. These projects are intended to reduce resource use and inform future sustainability investments;
•
Across Pursuit, 150 leaders attended 2SLGBTQIA+ Inclusivity Training online and in person;
•
In Alaska, Pursuit continued its long-standing partnerships with organizations such as the Alaska SeaLife Center, and WhaleSENSE, contributing funding and in-kind support to marine research, wildlife care, and conservation programs connected to coastal and marine tourism;
•
In Montana, Pursuit led an initiative to improve internet connectivity at West Glacier Elementary School, providing access to high-speed internet and supporting local educational infrastructure in a rural gateway community;
•
In Vancouver, team members at Flyover Canada participated in the Vancouver Police Department’s Safe Place Program, supporting safe and inclusive environments for 2SLGBTQIA+ team members and guests;
•
At Sky Lagoon in Iceland, Pursuit maintained Vakinn environmental and quality certification in 2025, a nationally recognized standard that evaluates sustainability practices, safety, and operational quality within Iceland’s tourism sector;
•
In Costa Rica, Tabacón’s Reconocimiento a la Excelencia Educativa program and targeted infrastructure investments supported academic excellence in La Fortuna by recognizing students and educators, strengthening school facilities, and providing school supplies to more than 600 students—approximately 10% of the regional student population;
•
In partnership with public and private organizations, we advanced community health and safety in Costa Rica by leading the Community Health Fair for a second consecutive year and donating emergency response and first-aid equipment to local schools;
•
Tabacón supported cultural preservation, youth engagement, and community well-being by investing in local music and dance programs, youth initiatives serving vulnerable populations, and community sports organizations that strengthen local and national identity. The team also strengthened emergency preparedness and workforce readiness by earning first place for the third consecutive year in the National Brigade Challenge and participating in the La Fortuna Brigade Challenge, integrating technical training with community-centered service; and
•
Finally, through the Thermalism and Sustainability Training Program, we advanced sustainability education by hosting educational visits for eight local schools in 2025, benefiting more than 200 students, youth, and educators at the Hot Springs Pura Vida Thermal Tourist Center.

Available Information

The Company was incorporated in Delaware in 1991. Our common stock trades on the New York Stock Exchange under the symbol “PRSU.”

Our website address is www.pursuit.com. All of our Securities and Exchange Commission (“SEC”) filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure). The information contained on our website is neither a part of, nor incorporated by reference into, this Form 10-K. Materials filed with or furnished to the SEC are also made available on its website at www.sec.gov.

ITEM 1A. Risk Factors

Our operations and financial results are subject to known and unknown risks. As a result, past financial performance and historical trends may not be reliable indicators of our future performance.

Risks Related to our Business and Industry

We are vulnerable to deterioration in general economic conditions and geopolitical uncertainty. Our business is particularly sensitive to fluctuations in general economic conditions in the U.S. and other global markets in which we operate. A decline in global or regional economic conditions, or consumers’ fears that economic conditions will decline, whether due to fluctuations in inflation, interest rates, currency exchange rates, or other economic or geopolitical uncertainties, travel disruptions, pandemics, employment and unemployment rates, fluctuations in stock markets, the impacts of trade policies including tariffs, contraction of credit availability, or other dynamic factors, could cause a decline in consumer spending, in particular on leisure travel and related attractions. Consumer preferences tend to shift to lower-cost alternatives during periods of economic recession and other periods in which disposable income is adversely affected which could result in lower revenue from reduced discretionary spending by guests on leisure travel. Additionally, during periods of high inflation and associated elevated interest rates, our operating expenses and interest expense on our variable rate debt will increase. Additional impacts of these macroeconomic developments on our operations cannot be predicted with certainty and deterioration in general economic conditions could materially and adversely affect our business, financial condition, and results of operations.

The seasonality of our business makes us particularly sensitive to adverse events during peak periods. The peak activity for our business is during the summer months, as the vast majority of our revenue is earned in the second and third quarters. If adverse events or conditions occur during these peak periods, including natural disasters such as wildfires, hurricanes, or volcanic eruptions, or similar events which render our properties unusable or otherwise deter traffic to locations where our properties are situated, our results of operations could be materially and adversely affected. For example, on July 22, 2024, Jasper National Park was closed and evacuated due to wildfire activity. This incident had a negative effect on visitation to our lodging properties in Jasper National Park as well as the Maligne Lake Cruise and the Columbia Icefield attractions (including the Columbia Icefield Adventure and Columbia Icefield Skywalk) during the peak 2024 tourist season in Jasper National Park.

We operate in a highly competitive and dynamic industry. Competition in the attractions and hospitality industry is driven by price and service quality, among other factors. We may be impacted by increases in capacity in the hospitality industry, which may result in capacity growth beyond demand, either globally or for a region, or for a particular itinerary. We compete for guests at our hotels and for customers of our attractions, based primarily on brand name recognition and reputation, location, customer satisfaction, attraction and room rates, quality of service, amenities, quality of accommodations, security, our cancellation policy, and access to preferred-rate hotel inventory. Some of our competitors also have greater financial and marketing resources than we do, which could allow them to reduce their rates, offer greater convenience, services or amenities, build new hotels in direct competition with our existing hotels, improve their properties or expand and improve their marketing efforts, all of which could adversely affect the ability of our hotels to attract prospective guests and materially and adversely affect our revenues and profitability as well as limit or slow our future growth. To the extent competitors seek to gain or retain market presence, including through aggressive underpricing strategies, we may be required to lower our prices and rates to avoid the loss of related business. If we are unable to anticipate and respond as effectively as our competitors to changing business conditions, including new technologies and business models, we could lose market share and/or our results of operations could be materially and adversely affected.

Furthermore, our success depends on the strength and continued development of our brand and the effectiveness of our brand strategies. Failure to protect or differentiate our brand from our competitors throughout the attractions and hospitality industry or our inability to meet the challenges presented by the competitive and dynamic environment of our industry could materially and adversely affect our results of operations. Our results of operations may also be adversely affected if we fail to provide satisfactory customer service.

We also, at times, compete for acquisitions with others, which could limit the number of suitable investment opportunities and/or increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms or on the terms contemplated in our business strategy.

Travel industry disruptions, particularly those affecting the hotel and airline industries, could adversely affect our business. Our business depends largely on the ability and willingness of people to travel. Factors adversely affecting the leisure travel industry, and particularly the airline and hotel industries, generally also adversely affect or otherwise disrupt our business and results of operations. Factors that could adversely affect the travel industry include high or rising fuel prices, lower levels of consumer discretionary spending, domestic or international political and economic instability which could result, among other things, in prolonged and/or persistent government shutdowns during our peak operating seasons, acts of terrorism, weather conditions, pandemics and other health epidemics or emergencies, and airline accidents. For example, our business, operations, and financial results were negatively impacted by dramatically reduced travel and demand for travel-related services resulting from lockdowns and other restrictions related to the COVID-19 pandemic. A decline in travel-related consumer discretionary spend, or the occurrence of other pandemic or geopolitical events or hostilities that affect the availability and pricing of air travel and accommodations, could materially and adversely affect our business and results of operations.

We could be adversely affected by changes in consumer tastes and preferences for recreational activities. The success of our business depends substantially on consumer tastes and preferences that can change in often unpredictable ways and on our ability to ensure that our offerings meet the changing preferences and expectations of the broad consumer market. We conduct research and analysis before acquiring new properties or attractions and often invest substantial amounts before we learn the extent to which these will earn consumer acceptance. If visitor volumes at our properties were to decline significantly or if new offerings at our attractions do not achieve sufficient consumer acceptance, revenue and margins may decline.

Natural disasters, weather conditions and other catastrophic events could negatively affect our business. The occurrence of catastrophic events ranging from natural disasters (such as hurricanes, wildfires, floods, droughts, tornadoes, volcanic eruptions, and earthquakes), acts of war or terrorism, the effects of extreme or unpredictable weather conditions or patterns, or the prospect of these events could disrupt our business. The effects of climate change may increase the frequency and intensity of adverse weather patterns and make certain destinations less desirable in the future. Such catastrophic events have had, and could in the future have, an adverse impact on our business, which is heavily dependent on the ability and willingness of our guests to travel and/or visit our attractions. Our guests tend to delay or postpone vacations if natural conditions differ from those that typically prevail at competing lodges, resorts, and attractions, and catastrophic events and heightened travel security measures instituted in response to such events could impede the guests’ ability to travel and interrupt our business operations, including damaging our properties. For example, the 2024 wildfire activity in Jasper National Park had an adverse impact on our business and operations during the year ended December 31, 2024.

There is a risk of accidents and other adverse incidents occurring at our hotels or attractions which, along with adverse publicity concerning the same, may reduce attendance and negatively impact our operations. Our brand and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perceptions of the Company, the quality and safety of our hotels and attractions and our corporate and management integrity. While we carefully maintain the safety of our attractions, there are inherent risks involved with certain of these attractions. An accident or an injury at any of our hotels or attractions, particularly an accident or injury involving the safety of guests and employees, could negatively impact our brand or reputation, cause loss of consumer confidence, reduce attendance at our properties, and negatively impact our results of operations. For example, there was an accident in July 2020 at our Columbia Icefield Adventure attraction, which involved one of our off-road Ice Explorers and resulted in three fatalities and other serious injuries. In addition, unfavorable media attention, or negative publicity, in the wake of any accident or other adverse incident could damage our reputation or reduce the demand for our services. The continued expansion in the use and influence of social media has compounded the potential scope of negative publicity that could be generated. The occurrence of any accident or other adverse incident could also lead to litigation or governmental investigations, or damage our reputation. If the conditions arising from such events persist or worsen, they could materially and adversely affect our results of operations and financial condition.

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

Our borrowings, including under our revolving credit facility, could limit our operational and financial flexibility and make us more vulnerable to adverse economic conditions. In 2025, we entered into and subsequently amended a credit agreement (the “2025 Credit Agreement”), which includes a $300 million revolving credit facility (the “2025 Revolving Credit Facility”). As of December 31, 2025, we had $87.4 million of indebtedness outstanding under the 2025 Revolving Credit Facility. As a result of our indebtedness, we are required to make interest and principal payments on our borrowings, which are significant. These payments reduce our cash available for operations or other investment opportunities, which could limit our ability to respond to market conditions or take advantage of potential acquisitions and strategic investments.

In addition, our ability to execute on our strategy depends in substantial part on the availability of adequate borrowings on favorable terms, including under our 2025 Revolving Credit Facility and any potential future indebtedness. Our ability to draw on our 2025 Revolving Credit Facility depends on our ability to remain in compliance with certain financial covenants which is subject, in part, to various risks, uncertainties, and events beyond our control, including but not limited to the impact of adverse economic conditions (including fluctuations in inflation and interest rates or a recession), public health crises, and other factors described herein. The terms of any future indebtedness we may incur may include similar, or potentially more restrictive, financial covenants. If we are unable to maintain compliance with our current or future financial covenants, our lenders may exercise remedies against us, including the acceleration of any outstanding indebtedness. Under this circumstance, we might not have sufficient funds or other resources to satisfy all of our obligations, which could materially and adversely affect our business and results of operations.

New capital projects, including hotel and attraction development, acquisition, expansion, repositioning, and rebranding will be subject to risks and may not be commercially successful. As part of our strategy, we intend to become a leading attractions and hospitality company through our Refresh, Build, Buy initiatives. As part of these initiatives, from time to time, we pursue capital projects in order to enhance, expand, and elevate our business, as well as other efforts to upgrade and update some of our offerings. We may develop, acquire, expand, reposition, or rebrand our offerings from time to time as suitable opportunities arise, taking into consideration general economic conditions. Capital projects are subject to a number of risks, including the failure to achieve established financial and strategic goals. To the extent that we decide to develop, acquire, expand, reposition, or rebrand hotels and attractions, we could be subject to risks associated with, among others, construction delays or cost overruns, including due to inflationary pressures or changes in foreign exchange rates; receipt of zoning, occupancy, and other required governmental permits and authorizations; strikes or other labor issues; development costs incurred for projects that are not pursued to completion; investment of substantial capital without, in the case of developed or repositioned hotels and attractions, immediate corresponding income; and changes in tax laws or regulations that may increase project costs. Moreover, because of the nature of our business, properties, and assets, we may be subject to goodwill impairment, which could be significant. For example, our Flyover Attractions are all considered one reporting unit and goodwill is assigned to, and tested at, the reporting unit level. As a result of our prior year long-lived assets and goodwill impairment analysis performed as of October 31, 2024, we determined that the carrying value of certain assets at our Las Vegas Flyover attraction asset group were not recoverable and were in excess of fair value, and we recorded asset impairment charges of $27.5 million. Additionally, we recorded a non-cash goodwill impairment charge of $14.0 million associated with our Flyover Attractions reporting unit. On January 21, 2026, we announced the Flyover Attractions Sale. See Note 21 – Subsequent Event to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information. Significant reductions in expected future revenue, operating income, or cash flow forecasts and projections, or changes in macroeconomic facts and circumstances, particularly fluctuations in inflation and interest rates, may result in impairment charges in the future. As a result of the foregoing, our business results could be materially and adversely affected.

We may not be able to fund capital expenditures, accurately identify the need for or anticipate the timing of certain capital expenditures, or effectively deploy capital in line with our strategic objectives, which may adversely impact our business. We routinely expend capital to maintain and renovate our properties in order to remain competitive, maintain the value and brand standards of our properties, and comply with applicable laws and regulations. We cannot always predict where and when capital will need to be expended in a given year, and capital expenditures can increase due to circumstances beyond our control. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and/or to borrow from third parties in the debt market, and/or raise additional capital in the equity market. We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such capital expenditures or that cash flows generated will be allocated to fund capital expenditures, or that we will be able to obtain sufficient capital from other sources on adequate terms, or at all, especially considering fluctuating interest rates. Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including our future operating performance; general economic conditions, including interest rates, and economic conditions affecting the attractions and hospitality industries and the capital markets; competition; and legislative and regulatory matters affecting our operations and business. Any inability to generate sufficient cash flows from operations or to obtain adequate third-party financing could cause us to delay or abandon certain projects and/or plans. Our properties require periodic maintenance capital expenditures to maintain their performance and appearance. While some projects are routine and planned to avoid peak periods, others are unpredictable and may arise during busy times. Failing to identify, address, or timely complete critical maintenance could lead to facility closures, especially during peak periods, and negatively impact our results of operations. Additionally, our stated growth objectives depend on our ability to effectively deploy capital in line with our annual capital plans and long-term strategic objectives. Failure to deploy capital effectively or in line with strategic objectives or timelines, which may be subject to governmental or regulatory approvals or permits, may negatively impact our growth objectives.

Completed acquisitions may not perform as anticipated or be integrated as planned. We regularly evaluate and pursue opportunities to acquire businesses that complement, enhance, or expand our current business, or offer growth opportunities. Our acquired businesses or properties might not meet our financial and non-financial expectations or yield anticipated benefits. Our success depends, in part, on our ability to adapt and align controls, policies and procedures, and business cultures across both existing and new geographies; consolidate and streamline operations and infrastructures; identify and eliminate redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and retain the acquired business’s key personnel and customers. Moreover, our acquisition activity may subject us to new regulatory requirements and distract our senior management and employees. If we are forced to make changes to our business strategy or if external conditions adversely affect our business operations, such as unfavorable macroeconomic conditions (including fluctuations in inflation, interest rates, and currency exchange rates), it may be difficult for us to accurately forecast revenue, operating income, or cash flow, and we may be required to record impairment charges. Additionally, we may borrow funds to finance strategic acquisitions. Debt leverage resulting from future acquisitions would reduce our debt capacity, increase our interest expense, and limit our ability to capitalize on future business opportunities. Any of these risks could materially and adversely affect our business, product and service sales, financial condition, and results of operations.

We may be subject to unknown or contingent liabilities related to our recent or future acquisitions, which could materially and adversely affect our revenue and profitability. Our recent and future acquisitions may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the purchase of assets or properties we acquire may survive for a defined period of time after the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible, or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to the unknown or contingent liabilities may exceed our expectations, and we may experience other unanticipated adverse effects, all of which could materially and adversely affect our results of operations and profitability.

We, and the third parties with whom we work, rely on information technology to operate our businesses and maintain our competitiveness, and any failure or perceived failure to adapt to technological developments or industry trends could harm our business or competitive position. We, and the third parties with whom we work, depend on the use of sophisticated information technology and systems for central reservations, point of sale, marketing, customer relationship management and communication, procurement, maintaining the privacy of guest and employee data, administration and technologies we make available to our guests. We, and the third parties with whom we work, must continuously improve and upgrade our systems and infrastructure to offer enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems, network security and infrastructure. We, and the third parties with whom we work, may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner, which may keep us from achieving the desired results in a timely manner, to the extent anticipated, or at all. Also, we, and the third parties with whom we work, may be unable to devote adequate financial resources to new technologies and systems in the future. If any of these events occur or are perceived to have occurred, our business and financial performance could suffer.

We may not be able to realize the full strategic, financial, operational, and other benefits that are expected to result from the sale of our Flyover Attractions. On January 21, 2026, we entered into a definitive agreement to sell the Flyover Attractions to Brogent for approximately $78.4 million in cash, subject to customary post-closing adjustments. We may not be able to realize the full strategic, financial, operational, and other benefits that are expected to result from the transaction, including the deployment of proceeds from the Flyover Attractions Sale to fund our growth through strategic investments. Our ability to realize the benefits of the Flyover Attractions Sale may be impacted by a number of factors, including, but not limited to: potential litigation relating to the transaction that could be instituted against the Company or its directors; any negative effects of the transaction on the market price of our common stock and on our operating results; and our ability to retain and hire key personnel and uncertainties arising from leadership changes. In addition, the expected benefits may be delayed or less significant than anticipated. A failure to realize these and other anticipated benefits of the Flyover Attractions Sale or effectively utilize the proceeds from the Flyover Attractions Sale could have a material adverse impact our business, financial condition, and results of operations.

Operating expenses may increase in the future, which may cause our cash flow and our operating results to decrease. Operating expenses, such as expenses for labor (including the costs of wages and benefits provided by our operators to employees), fuel, utilities, insurance and real estate tax, and costs to comply with new and evolving cleanliness standards are not fixed and may increase in the future. Any increases would cause our cash flow and our operating results to decrease. If we are unable to offset these decreases with sufficient revenue across our portfolio, it could materially and adversely affect our results of operations and profitability and our ability to pay distributions and to service our indebtedness could be materially and adversely affected.

Conducting business globally may result in increased costs and other risks. We operate our business globally and plan to continue to expand our international presence. Operating internationally exposes us to a number of risks, including unstable local economic conditions, volatile local political conditions, a potential shift in public and consumer sentiments against U.S. owned businesses, potential changes in duties and taxes, changing interpretations of existing tax laws and regulations, imposition of withholding taxes on cross border transactions, potential changes in local, state, national and international laws, rules and regulations, currency exchange rate fluctuations, interest rate movements, difficulties in operating under local business environments, U.S. and global anti-bribery laws and regulations, imposition of trade barriers, and restrictions on repatriation of earnings. If we are unable to adequately address these risks, our financial position and results of operations could be adversely affected, including potentially impairing the value of our goodwill and other assets. Operating globally also exposes us to numerous and sometimes conflicting legal and regulatory requirements. Compliance with such laws, regulations and treaties entails significant expense and attention from management, which could adversely affect our operations. New legislation, regulations or treaties, or changes thereto, or interpretations or implementations thereof, especially where such regulations conflict with the regulations in effect in other jurisdictions in which we operate, or changes in circumstances could also affect our operations and may subject us to increased compliance costs in the future. However, we might not be successful in ensuring that our employees, agents, representatives and other third parties with whom we associate throughout the world properly adhere to these laws and regulations. In addition, we are required by various governmental and regulatory agencies to obtain certain permits, licenses and certificates with respect to our operations. Failure by us, our employees or any of these third parties to adhere to our policies or applicable laws or regulations or to obtain or maintain access to any of the required permits, licenses or certificates could result in penalties, sanctions, suspension of operations, other penalties, and damage to our reputation, which could negatively affect our results of operations and cash flows.

We are subject to currency exchange rate fluctuations. During 2025, our international operations in Canada, Iceland, and Costa Rica accounted for approximately 71% of our consolidated revenue. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. We do not currently hedge equity risk arising from the translation of non-U.S. dollar-denominated assets and liabilities. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue, costs, and expenses must be translated into U.S. dollars for reporting purposes. The unrealized gains or losses resulting from the currency translation are included as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets. We also have certain loans and leases in currencies other than the entity’s functional currency, which results in gains or losses as exchange rates fluctuate. As a result, significant fluctuations in currency exchange rates could result in material changes to our results of operations and the net equity position we report in our Consolidated Financial Statements. Trade tensions or restrictions on free trade, including recent escalation in tariffs following the recent U.S. presidential and congressional elections, could exacerbate these effects.

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

Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could reduce our profits. Our success depends in large part on the ability to attract, retain, train, manage and engage personnel to manage our hotels and attractions. Our hotels and attractions are staffed by thousands of team members. A significant portion of our seasonal workforce consists of foreign nationals whose ability to work depends on obtaining visas. Factors outside of our control, including, but not limited to, high demand for skilled employees with limited supply, labor shortages, other general inflationary pressures or changes in applicable laws and regulations (including visa and immigration regulations), could make it more difficult for us to attract and retain employees generally and could require us to enhance our wage and benefits packages. Attracting, retaining, training, and managing our team members may require significant efforts on the part of our management team. If we are unable to attract, retain, train, and engage skilled team members, the ability to manage and staff properties adequately could be impaired, which could reduce customer satisfaction and limit our ability to grow, expand and elevate our business. We may experience challenges hiring for certain on-property and corporate positions due to various factors, such as competition for labor from other industries. We have experienced labor shortages, which have resulted and could continue to result in higher wages and initial hiring costs, increasing our labor costs at our hotels and attractions, which could reduce our revenue and profits.

Legal and Regulatory Risks

We, and the third parties with whom we work, are vulnerable to cybersecurity attacks and threats. Our information technology systems, including but not limited to our devices, servers, cloud-based solutions, computer systems, and business systems, and those of the third parties with whom we work, are vulnerable to cybersecurity risks. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. For example, we have experienced, and may experience in the future, credit card chargebacks resulting from illegitimate and/or fraudulent purchases, and the impact from such fraudulent activity may be material in the future. We and the third parties with whom we work are subject to a variety of evolving threats, including social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence (AI), and other similar threats. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. In addition, many of our employees work remotely, which magnifies the importance of integrity of our remote access security measures. Despite our efforts to implement security measures against such threats, including reviewing our systems for vulnerabilities and updating our protections, and obtaining insurance and including limitations of liability in our contracts, we might not be able to mitigate these risks. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate vulnerabilities or security incidents. Our efforts to do so may not be successful. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. Our failure to effectively prevent, detect, and recover from the increasing number and sophistication of information security threats could lead to business interruptions, delays or loss of critical data, misuse, modification, or destruction of information, including trade secrets and confidential business information, reputational damage, and third-party claims, any of which could materially and adversely affect our results of operations. Moreover, the cost of protecting against cybersecurity attacks and threats is expensive and expected to increase going forward. In addition, applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

Laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security are evolving and could result in increased costs, legal claims, or fines. We, and the third parties with whom we work, store and process proprietary, confidential, and sensitive data, including personally identifiable information of our customers, employees, and third parties with whom we have business relationships. The legal requirements restricting the way we store, collect, handle, and transfer personal data continue to evolve, and there are an increasing number of authorities issuing privacy laws and regulations. These data privacy laws and regulations are subject to differing interpretations, creating uncertainty and inconsistency across jurisdictions. Our compliance with these myriad requirements could involve making changes in our services, business practices, or internal systems, any of which could increase our costs, lower revenue, or reduce efficiency. Our failure or perceived failure to comply with existing or new rules could result in significant penalties or orders to stop the alleged noncompliant activity, litigation, adverse publicity, or could cause our customers to lose trust in us. In addition, if the third parties we work with violate applicable laws, contractual obligations to us, or suffer a security breach, those violations could also put us in breach of our obligations under privacy laws and regulations. In addition, the costs of maintaining adequate protection against such threats, including insurance protection, as they develop in the future (or as legal requirements related to data security increase) are expected to increase and could be material. Any of these risks could materially and adversely affect our business and results of operations. In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws and other similar laws (e.g., wiretapping laws). Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides fines and allows private litigants affected by certain data breaches to recover significant statutory damages. We are also subject to the Payment Card Industry Data Security Standard (PCI DSS). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties by credit card companies, litigation, damage to our reputation, and revenue losses.

We are subject to many foreign data privacy laws that apply to our activities. Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR) (collectively, GDPR) and China’s Personal Information Protection Law (PIPL) impose strict requirements for processing personal data. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, significant fines, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (PIPEDA) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (CASL), apply to our operations. In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

Changes in federal, state, local, or foreign tax law, interpretations of existing tax law, or agreements or disputes with tax authorities could affect our profitability and financial condition by increasing our tax costs. Our global operations subject us to income taxes (e.g., corporate income, withholding, and other taxes in lieu of corporate income tax) and non-income taxes (e.g., sales, use, value added, goods and services, and payroll taxes) in numerous jurisdictions. Our future tax expenses and liabilities could be affected by changes in tax laws or the interpretation of the tax laws, as well as changes in our business operations. Our future tax expenses could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes to our transfer pricing methodologies, changes in the valuation of our deferred tax assets and liabilities, including net operating losses, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state, local, and foreign governments make substantive changes to tax rules and the application thereof. Legislative and tax treaty changes and the interpretation thereof could result in materially higher corporate taxes than would be incurred under existing or prior tax law or interpretation and could adversely impact profitability. As tax authorities increase their efforts to increase revenue, changes in tax laws and the frequency of tax audits could increase our future tax liabilities. We are subject to ongoing and periodic audits by the Internal Revenue Service ("IRS") and various state, local, and foreign tax authorities. We believe we have established adequate reserves for potential tax liabilities, but the final amount of taxes, interest and penalties, in connection with any tax audit, could exceed the amount of such reserves, which could reduce our profits and cash position. Furthermore, in computing our obligations under tax laws, rules and regulations, we are required to take various tax accounting and reporting positions on complex matters that are not entirely free from doubt and for which we have not received rulings from the governing authorities. Although we believe our tax positions are reasonable, we cannot assure you that the applicable taxing authorities will agree with our positions. The final determination of tax audits could be materially different from our historical tax provisions and accruals, in which case we may be subject to additional tax liabilities, possibly including interest and penalties, which may be material and could adversely affect our business, financial condition and results of operations. Amendments to existing tax laws, rules or regulations or enactment of new unfavorable tax laws, rules or regulations could have an adverse effect on our business and financial performance. For example, U.S. federal net operating loss (NOL) carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. Our effective tax rate in the future could be adversely affected by changes to our operations and ownership, changes in the mix of earnings in countries with differing statutory tax rates, the discontinuation of beneficial tax arrangements in certain jurisdictions or the adoption of a global minimum tax rate of 15% as established by the Organization for Economic Co-operation and Development, or Pillar 2 Framework. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future laws, rules, or regulations.

Furthermore, each of our properties is subject to real estate and personal property taxes, especially upon any development, redevelopment, rebranding, repositioning and renovation. These taxes may increase as tax rates change and as our properties are assessed or reassessed by taxing authorities. If property taxes increase, we would incur a corresponding increase in our operating costs and expenses, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects. Because we own properties, we are subject to the risks that generally relate to investments in real property. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate properties. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases, particularly as the cost of borrowing increases, and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, governments can, under eminent domain laws, take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, equity real estate investments, such as the investments we hold and any additional properties that we may acquire, are relatively difficult to sell quickly.

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

Anti-takeover provisions in our organizational documents and Delaware law, as well as agreements with our major stockholders, may discourage or prevent a change of control, even if a sale of the Company would be beneficial to our stockholders, which could cause our stock price to decline and prevent attempts by our stockholders to replace or remove our current board of directors or management. Our amended and restated certificate of incorporation and bylaws, as well as agreements with our major stockholders, contain provisions that may make it difficult to remove our board of directors and management and may discourage or delay “change of control” transactions that certain stockholders may view as beneficial or could involve the payment of a premium over prevailing market prices for our common stock.

Our share repurchase program could affect our stock price and increase its volatility, and may reduce the market liquidity for our stock. The share repurchase program may also materially impact our liquidity. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility, and may reduce the market liquidity for our stock. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, any repurchases we make will diminish our cash and may subject us to additional taxes, which could impact our financial position. There can be no assurance that any future share repurchases will, in fact, occur, or, if they do, that they will enhance stockholder value.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We maintain a team, tools, policies, and processes for identifying, assessing, and managing material risks from cybersecurity threats. Threats like malware attacks, system vulnerabilities, and data breaches are actively identified, monitored, evaluated, and mitigated along with other Company risks. Our security team maintains centralized documentation regarding known security risks and mitigation. Consideration of material risks from cyber threats is integrated into our enterprise risk management processes and is a standing agenda item for discussion at our Audit Committee meetings. An Information Security Executive Committee is responsible for assessing material risks from cybersecurity threats and represents multiple business functions within the Company including Finance, Human Resources, Legal, and the Information Technology (“IT”) departments. We have certain employee cybersecurity awareness campaigns and training designed to help promote a culture of cybersecurity awareness throughout the organization. Cybersecurity tools, processes, policies, and controls are periodically reviewed and updated in response to changes in the business environment and evolving threats, as well as to align with broader risk management objectives.

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

For a discussion of risks from cybersecurity threats that may materially affect the Company, see “Risk Factors” under the heading “We, and the third parties with whom we work, are vulnerable to cybersecurity attacks and threats.” (Part I, Item 1A of this Form 10-K).

Cybersecurity Governance

Cybersecurity risk management is a part of our risk management process and is subject to oversight by our Board of Directors and management. Our Board of Directors has delegated oversight and mitigation of risks from cybersecurity threats to our Audit Committee. Our Audit Committee receives quarterly reports from either our CIO or our General Counsel concerning any significant cybersecurity threats, risks, and the tools and processes we have implemented for mitigation. Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of management, including the following:

•
The Information Security Executive Committee consists of our General Counsel, Chief Accounting Officer, Chief Compliance Officer, CIO, and Vice President of People & Culture. They are responsible for setting broad policy and communicating to the Chief Executive Officer, Chief Financial Officer, and the Board of Directors on potential material cybersecurity incidents that may require disclosure.
•
The Information Security Council consists of our CIO, the Director of Information Security, in-house information security experts, and information technology experts and leaders from across the Company. The CIO leads this committee and communicates with the Information Security Executive Committee as required.

•
The Information Security Team consists of cybersecurity professionals primarily responsible for managing cybersecurity at Pursuit. This team has the primary responsibility for identifying, assessing, and managing material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware, software, and critical data. This team is led by our CIO, who has over 25 years of experience in information technology including cybersecurity oversight. This team includes the following:
•
The Director of Information Security reports directly to the CIO and is an information security professional with over 20 years of experience in the development and implementation of information security processes, procedures, and practices.
•
The Senior Director of Global Infrastructure & Operations reports directly to the CIO and is responsible for implementing, maintaining, and providing oversight of IT Infrastructure.
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

ITEM 2. Properties

We primarily own our properties, both domestically and internationally, with the exception of the leases for our Flyover Attractions properties and our various support offices. Our properties mainly include attractions, hotels and lodges, retail stores, and offices. Properties located in Canada are subject to multiple long-term ground leases with their respective governments. For additional information on our attractions and hospitality assets, see “Business” (Part I, Item 1 of this Form 10-K), which information is incorporated by reference herein.

We believe our owned and leased properties are adequate and suitable for our business operations and that capacity is sufficient for current needs. For additional information related to our lease obligations, see Note 9 – Debt and Finance Lease Obligations and Note 17 – Leases and Other to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K), which information is incorporated by reference herein.

ITEM 3. Legal Proceedings

See Note 18 – Litigation, Claims, Contingencies, and Other to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding litigation and regulatory proceedings related to Pursuit, which information is incorporated by reference herein.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

The common stock of Pursuit Attractions and Hospitality, Inc. (“Pursuit” or the “Company”) is traded on the New York Stock Exchange under the symbol “PRSU.” As of February 23, 2026, there were 28,019,423 shares of Pursuit’s common stock outstanding, held by 3,836 shareholders of record.

Issuer Purchases of Equity Securities

During the fourth quarter of the year ended December 31, 2025 (“Fiscal 2025”), we repurchased the following shares:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
October 1, 2025 - October 31, 2025	—	$—	—	$50,000
November 1, 2025 - November 30, 2025	249,814	33.37	249,814	41,663
December 1, 2025 - December 31, 2025	55,224	33.79	55,224	39,797
Total	305,038		305,038	$39,797

(1)
On August 6, 2025, we announced that our Board of Directors approved a new share repurchase authorization for up to $50 million of Pursuit’s common stock, which replaced and superseded the Company’s previously suspended share repurchase authorization. Repurchases may be made from time to time at our discretion through open market purchases, including through Rule 10b5-1 trading plans, or otherwise, as market conditions and business considerations warrant. The Board of Directors’ authorization does not have an expiration date. As of December 31, 2025, approximately $39.8 million remained authorized and available for common stock repurchases.
(2)
Average price per share excludes any commission fees or excise tax imposed on share repurchases as part of the Inflation Reduction Act of 2022.

Dividend Policy

We do not anticipate paying cash dividends in the foreseeable future. Any decision to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws and regulations, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Performance Graph

The following graph compares the change in the cumulative total shareholder return, from December 31, 2020 to December 31, 2025, on our common stock. Our performance graph includes the Standard & Poor’s (S&P) SmallCap 600 Hotels, Restaurants & Leisure, the S&P SmallCap 600 Index, the Russell 2000 Index, and the S&P 500 Index (assuming reinvestment of dividends, as applicable).

The graph assumes $100 was invested on December 31, 2020.

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025
Pursuit	$100.00	$118.30	$67.43	$100.08	$117.53	$93.12
S&P 500	$100.00	$128.68	$105.35	$133.02	$166.27	$195.96
Russell 2000	$100.00	$114.78	$91.30	$106.71	$119.00	$134.22
S&P SmallCap 600	$100.00	$126.74	$106.27	$123.21	$133.86	$141.87
S&P SmallCap 600 Hotels, Restaurants & Leisure	$100.00	$97.09	$77.31	$93.54	$98.27	$73.94

ITEM 6. RESERVED

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes. The MD&A is intended to assist in understanding our financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Risk Factors” (Part I, Item 1A of this Form 10-K), “Forward-Looking Statements” (Page 3 of this Form 10-K), and elsewhere in this Form 10-K. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Form 10-K for the year ended December 31, 2024 (“Fiscal 2024”), as filed on March 17, 2025, for a comparison of our Fiscal 2024 results of operations to the results for the year ended December 31, 2023 (“Fiscal 2023”). We provide comparisons of our Fiscal 2024 results to the Fiscal 2023 results when such comparisons would be informative due to reclassifications in presentation in the current year.

Overview

We are an attractions and hospitality company that owns and operates a collection of inspiring and unforgettable experiences in iconic destinations in the United States (“U.S.”), Canada, Iceland, and Costa Rica. Our elevated hospitality experiences include 17 world-class point-of-interest attractions and 29 distinctive lodges, along with integrated restaurants, retail and transportation that enable visitors to discover and connect with stunning national parks and renowned global travel locations.

Recent Developments

Flyover Attractions Sale

On January 21, 2026, Pursuit entered into a definitive agreement to sell all of its Flyover Attractions (the “Flyover Attractions”) to Brogent Technologies Inc. (“Brogent”) for approximately $78.4 million in cash, subject to customary post-closing adjustments (the “Flyover Attractions Sale”). See Note 21 – Subsequent Event to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information.

Tabacón Acquisition

On July 1, 2025, we entered into the “Tabacón Purchase Agreement” with the shareholders of Inversiones Turísticas Arenal, S.A. (“ITA”), pursuant to which we acquired all of the issued and outstanding shares of ITA. ITA is the owner and operator of Tabacón Thermal Resort & Spa (“Tabacón”), an eco-luxury resort spanning 570 acres of rainforest which features two thermal river attractions, located in the Arenal region of Costa Rica. Tabacón features 105 rooms, an internationally renowned spa, and signature culinary experiences. See Note 4 – Acquisitions to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information. The financial results of Tabacón are consolidated in our financial statements prospectively from the date of acquisition.

Viad Corp Transformation into Pursuit

After a strategic review of the Company’s operations, with the goal of increasing shareholder value, Pursuit (formerly “Viad Corp”) entered into an Equity Purchase Agreement with TL Voltron, LLC, a Delaware limited liability company (“Truelink Capital”), pursuant to which Truelink Capital agreed to purchase all of the outstanding equity interests held by the Company in its subsidiaries comprising the Company’s former GES Exhibitions and Spiro reportable segments (the “GES Business”). During Fiscal 2024, the Company completed the sale of the GES Business to Truelink Capital (the “GES Sale”) and relaunched Viad Corp as Pursuit.

The aggregate purchase price was $535 million, consisting of a base purchase price of $510 million, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses, and a deferred purchase price of $25 million payable by Truelink Capital to the Company one year after the closing date (which was received by the Company during Fiscal 2025). We determined that the GES Sale met the criteria to be classified as a discontinued operation. Accordingly, we have accounted for the GES Business as a discontinued operation in this Form 10-K. All amounts and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 5 – Discontinued Operations to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information.

Changes in Debt Structure

On December 31, 2024, in connection with the GES Sale, we terminated and repaid in full all outstanding obligations (approximately $393 million) due under our previous $500 million credit facility with Bank of America, N.A. as administrative agent (the “2021 Credit Facility”) and all related liens and security interests were terminated, discharged and released. The repayment of the 2021 Credit Facility led to the termination of the related interest rate cap, which managed our exposure to interest rate increases on $300 million in SOFR-based borrowings under the 2021 Credit Facility. See Note 10 – Derivative to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information.

During Fiscal 2025, we entered into and subsequently amended a credit agreement (the “2025 Credit Agreement”), along with several wholly-owned subsidiaries as co-borrowers. The 2025 Credit Agreement provides for a $300 million revolving credit facility (the “2025 Revolving Credit Facility”), with a maturity of September 25, 2030. Proceeds from the 2025 Revolving Credit Facility are expected to provide us with additional funds for operations, growth initiatives, acquisitions and other general corporate purposes. See Note 9 – Debt and Finance Lease Obligations to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information.

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

During Fiscal 2024, we recorded estimated losses at our properties affected by the Jasper wildfires, and received approximately $13 million in insurance proceeds as a partial settlement relating to the losses, of which $3.8 million was allocated to the charge for the Wilderness Kitchen and $9.2 million was allocated against the insurance receivable for other losses incurred. During Fiscal 2025, we received additional insurance proceeds relating to the losses of approximately $6.8 million. Additionally, during Fiscal 2025, we received approximately $4.2 million in business interruption insurance proceeds, which were recorded as a gain included in “Other expense, net” in the Consolidated Statements of Operations. As of December 31, 2025, total insurance proceeds received to date related to the Jasper wildfires were $24.0 million. We are still in the process of determining whether additional recoveries will be received for losses incurred or business interruption.

Results of Operations

The following table presents total revenue by lines of business for Fiscal 2025, Fiscal 2024, and Fiscal 2023:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023	Fiscal 2025 vs. Fiscal 2024	Fiscal 2024 vs. Fiscal 2023
Revenue (1):
Attractions	$257,533	$208,397	$190,437	23.6%	9.4%
Hospitality	180,350	143,071	143,961	26.1%	(0.6)%
Transportation	12,714	11,971	12,839	6.2%	(6.8)%
Other	1,820	3,049	3,048	(40.3)%	—
Total revenue	$452,417	$366,488	$350,285	23.4%	4.6%

(1)
Revenue by line of business does not agree to Note 2 – Revenue and Related Contract Liabilities to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) as the amounts in the above table represent management’s methodology for evaluating performance, which includes product revenue from food and beverage and retail operations within each line of business.

Fiscal 2025 compared with Fiscal 2024

Attractions revenue increased $49.1 million due primarily to a 12.3% increase in the number of visitors, which was impacted by the Jasper wildfires in the prior year, as well as a 10.1% increase in revenue per attraction visitor. Additionally, Tabacón (acquired in July 2025), the Jasper SkyTram attraction (acquired in December 2024), and our Flyover Chicago attraction (opened in March 2024) contributed combined incremental attractions revenue of $8.9 million during Fiscal 2025.

Hospitality revenue increased $37.3 million primarily due to a 28.6% increase in Revenue per Available Room (“RevPAR”) driven by revenue management efforts and overall increased guest demand driving a 10.1% increase in occupancy. Additionally, Tabacón contributed incremental hospitality revenue of $11.4 million during Fiscal 2025.

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

The following table provides our key performance indicators for Fiscal 2025 and Fiscal 2024:

	Fiscal 2025		Fiscal 2024		% Change
	As Reported	Same-Store (1)	As Reported	Same-Store (1)	As Reported	Same-Store (1)
Attractions Key Performance Indicators:
Number of visitors (in thousands)	4,218	3,072	3,757	3,030	12.3%	1.4%
Ticket revenue (in thousands)	$200,653	$156,852	$162,377	$142,486	23.6%	10.1%
Effective ticket price	$47.57	$51.06	$43.21	$47.03	10.1%	8.6%
Attractions revenue (in thousands)	$257,533	$202,870	$208,397	$183,264	23.6%	10.7%
Revenue per attraction visitor	$61.06	$66.04	$55.46	$60.48	10.1%	9.2%
Hospitality Key Performance Indicators:
Room nights available (in thousands)	594	409	596	408	(0.3%)	0.2%
Rooms revenue (in thousands)	$105,091	$70,016	$81,920	$65,193	28.3%	7.4%
RevPAR	$176.92	$171.19	$137.53	$159.79	28.6%	7.1%
Occupancy	73.9%	73.6%	63.8%	71.8%	10.1%	1.8%
ADR	$239.41	$232.59	$215.65	$222.54	11.0%	4.5%
Hospitality revenue (in thousands)	$180,350	$130,635	$143,071	$122,278	26.1%	6.8%

(1)
Same-Store metrics generally include only attractions and lodging properties that we operated at full capacity, considering seasonal closures, for the entirety of Fiscal 2025 and Fiscal 2024 after the acquisition of such properties or first commencing operations. Accordingly, Tabacón, Apgar Lookout Retreat, Eddie’s Cafe & Mercantile, Montana House, Flyover Chicago, and the Jasper SkyTram are excluded from same-store metrics, as we acquired or opened these properties during Fiscal 2025 or Fiscal 2024.

Same-Store metrics also generally exclude the impact of lodging properties which were undergoing renovations for all comparative periods presented beginning in the quarter in which construction commenced until renovations were complete. As such, Forest Park Hotel Woodland Wing (which was undergoing renovation work from October 2024 to June 2025 and restarted renovation work in October 2025) is comparatively excluded for the first, second, and fourth quarters in Same-Store metrics. Additionally, Grouse Mountain Lodge (which began renovation work in October 2025) is comparatively excluded for the fourth quarter in Same-Store metrics.

In addition to these exclusions, attractions and lodging properties that were temporarily closed due to the Jasper wildfires in July 2024 are comparatively excluded for the third and fourth quarters in the table above.

For experiences located outside the United States, key performance indicator comparisons to the prior year are expressed on a constant U.S. dollar basis.

Attractions. During Fiscal 2025, attractions ticket revenue on a same-store basis increased $14.4 million, driven by an 8.6% increase in effective ticket price and a 1.4% increase in visitors. These increases were primarily driven by continued momentum in guest demand enabled by our focus on guest experience, including particularly strong growth at our attractions in Banff, Alberta and Golden, British Columbia, along with the expansion of the Sky Lagoon Skjól ritual experience, which was completed in August 2024.

Hospitality. During Fiscal 2025, rooms revenue on a same-store basis increased $4.8 million on a 7.1% increase in RevPAR. The increase in RevPAR was primarily due to an increase in ADR, particularly at our lodges in Banff, Alberta and Glacier Park, Montana.

Expenses and Discontinued Operations

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023	Fiscal 2025 vs. Fiscal 2024	Fiscal 2024 vs. Fiscal 2023
Cost of food, beverage, and retail products sold	$34,623	$31,121	$31,903	11.3%	(2.5)%
Operating expenses (exclusive of depreciation and amortization shown separately below)	$226,127	$214,220	$188,905	5.6%	13.4%
Selling, general, and administrative expenses	$80,093	$57,795	$56,763	38.6%	1.8%
Depreciation and amortization	$46,070	$42,960	$37,929	7.2%	13.3%
Interest expense, net	$8,823	$14,182	$5,963	(37.8)%	**
Other expense, net	$1,662	$4,073	$1,544	(59.2)%	**
Impairment charges	$—	$47,572	$—	(100.0)%	**
Income tax expense	$(16,502)	$(6,325)	$(12,929)	**	(51.1)%
(Loss) income from discontinued operations, net of tax	$(2,208)	$425,603	$9,103	**	**

** Change is greater than +/- 100%.

Fiscal 2025 compared with Fiscal 2024

Operating expenses (exclusive of depreciation and amortization) – The increase in operating expenses for Fiscal 2025 compared to Fiscal 2024 was primarily due to increases in variable costs associated with increased transaction volumes and revenue, including increases of $10.7 million in labor expense, $5.7 million in commission and other variable revenue-based fees, and other inflationary cost increases. These increases were partially offset by the periodic remeasurement of the Sky Lagoon finance lease obligation, which resulted in a decrease of $5.8 million.

Selling, general, and administrative expenses – The increase in selling, general and administrative expenses for Fiscal 2025 was primarily due to higher transaction-related costs (primarily related to our transition to a standalone publicly-traded operating company in connection with the GES Sale, as well as expenses associated with our acquisition of Tabacón and the Flyover transaction), along with an increase of $4.0 million in labor expense.

Impairment charges – As a result of our impairment tests for long-lived assets and goodwill in Fiscal 2024, we recorded a non-cash impairment charge of $27.5 million on certain assets at our Flyover Las Vegas asset group and a non-cash goodwill impairment charge of $14.0 million associated with our Flyover Attractions reporting unit.

Income tax expense – The effective income tax rates were 30.0% and a negative 13.9% in Fiscal 2025 and Fiscal 2024, respectively. The higher Fiscal 2025 effective tax rate relative to the 21% federal rate reflects the absence of tax benefits on U.S. losses due to a valuation allowance. The negative effective tax rate in Fiscal 2024 primarily resulted from changes to the valuation allowance associated with the GES Sale.

(Loss) income from discontinued operations, net of tax – On December 31, 2024, we completed the GES Sale. We determined that the GES Sale met the criteria to be classified as a discontinued operation. Accordingly, the financial results for all periods presented reflect the GES Business as discontinued operations. See Note 5 – Discontinued Operations to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information.

Fiscal 2024 compared with Fiscal 2023

Operating expenses (exclusive of depreciation and amortization) – The increase in operating expenses during Fiscal 2024 compared to Fiscal 2023 was primarily due to increases in variable costs associated with increased transaction volumes and revenue, including increases of $4.3 million in commission and other variable revenue-based fees, $4.2 million in labor expense, $1.8 million in repairs and maintenance, and other inflationary cost increases. Additionally, the increase during Fiscal 2024 was due to the periodic remeasurement of the Sky Lagoon finance lease obligation, which resulted in an increase of $2.6 million.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital expenditures for at least the next twelve months and the longer term.

When assessing our current sources of liquidity, we include the following:

	December 31,
(in thousands)	2025	2024
Unrestricted cash and cash equivalents (1)	$31,118	$49,702
Available capacity under 2025 Revolving Credit Facility (2)	207,007	—
Total available liquidity	$238,125	$49,702

(1)
As of December 31, 2025, we held $30.2 million of our cash and cash equivalents outside of the U.S.
(2)
As of December 31, 2025, the available capacity under our 2025 Revolving Credit Facility (as defined below) was the $300 million total facility size, less $87.4 million of outstanding borrowings and $5.6 million of outstanding letters of credit.

Pursuit, as borrower, along with certain of its wholly-owned subsidiaries as co-borrowers, the other loan parties party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender, are party to the 2025 Credit Agreement, which was entered into and subsequently amended during Fiscal 2025. The 2025 Credit Agreement provides for the 2025 Revolving Credit Facility of $300 million, available in U.S. dollars, Canadian dollars, Euros, and Pound sterling with a maturity date of September 25, 2030. Borrowings from the 2025 Revolving Credit Facility are expected to provide us with additional funds for operations, growth initiatives, acquisitions and other general corporate purposes. See Note 9 – Debt and Finance Lease Obligations to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information.

On July 1, 2025, we entered into the Tabacón Purchase Agreement, pursuant to which we acquired all of the issued and outstanding shares of ITA for an aggregate purchase price of $108.6 million, which is net of customary post-closing adjustments for indebtedness, deferred revenue, working capital, and other specified matters in the Tabacón Purchase Agreement. We funded the purchase price primarily with borrowings under the 2025 Revolving Credit Facility.

Cash provided by operating activities, supplemented by our existing cash and cash equivalents and availability under our 2025 Revolving Credit Facility, are our primary sources of liquidity for funding our business requirements. During Fiscal 2025, net cash provided by operating activities attributable to continuing operations was $86.2 million.

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

Capital Expenditures

We have planned capital expenditures of approximately $121 million to $127 million, including approximately $88 million to $93 million on select growth projects for the year ending December 31, 2026. We intend to continue making investments to advance our Refresh, Build, Buy growth strategy while maintaining a sufficient liquidity position.

Other Obligations

We have additional obligations as part of our ordinary course of business, beyond those committed for debt obligations and capital expenditures. See Note 16 – Pension and Postretirement Benefits and Note 17 – Leases and Other to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on changes to agreed-upon amounts for certain obligations.

Cash Flows

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net cash provided by operating activities attributable to continuing operations	$86,151	$56,949	$80,773
Net cash (used in) provided by investing activities attributable to continuing operations	(151,068)	369,095	(62,484)
Net cash provided by (used in) financing activities attributable to continuing operations	51,252	(399,067)	(34,141)

Net cash provided by operating activities attributable to continuing operations was $86.2 million in Fiscal 2025, an increase of $29.2 million compared to Fiscal 2024, primarily driven by improved operating results across our network of attractions and hospitality properties, partially offset by a decrease driven by the timing of accounts payable payments of $19.0 million.

Net cash used in investing activities attributable to continuing operations was $151.1 million in Fiscal 2025, a decrease of $520.2 million compared to net cash provided by investing activities attributable to continuing operations in Fiscal 2024. The decrease was primarily driven by a decrease in proceeds from the sale of businesses of $403.8 million, primarily attributable to the GES Sale, for which proceeds were primarily received during Fiscal 2024. Additionally, the decrease was driven by an increase in acquisitions, net of cash acquired, of $91.8 million (primarily driven by the acquisition of Tabacón during Fiscal 2025), an increase in capital expenditures of $18.8 million, and a decrease in proceeds from insurance of $5.8 million.

Net cash provided by financing activities attributable to continuing operations was $51.3 million in Fiscal 2025, an increase of $450.3 million compared to net cash used in financing activities attributable to continuing operations in Fiscal 2024, primarily driven by a decrease in net payments on borrowings of $464.8 million, a decrease in dividends paid on convertible stock of $7.8 million, and a decrease in tax withholding payments paid on equity award vestings of $3.6 million. These increases were partially offset by payments in Fiscal 2025 of $14.6 million to purchase noncontrolling interests and $10.2 million for repurchases of our common stock.

Debt and Finance Obligations

See Note 9 – Debt and Finance Lease Obligations to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional discussion all of which is incorporated by reference herein.

Guarantees

See Note 18 – Litigation, Claims, Contingencies, and Other to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional discussion all of which is incorporated by reference herein.

Share Repurchases

On August 6, 2025, we announced that our Board of Directors approved a share repurchase authorization for up to $50 million of Pursuit’s common stock, which replaced and superseded the Company’s previous share repurchase authorization. Repurchases may be made from time to time at our discretion through open market purchases, including through Rule 10b5-1 trading plans, or otherwise, as market conditions and business considerations warrant. The Board of Directors’ authorization does not have an expiration date. During Fiscal 2025, we repurchased shares of our common stock worth $10.2 million. As of December 31, 2025, approximately $39.8 million remained authorized and available for common stock repurchases.

Critical Accounting Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We are required to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue, costs, and expenses. Critical accounting estimates are those estimates that are most important to the portrayal of our financial position and results of operations, and that require us to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We identified and discussed with our Audit Committee the following critical accounting estimates and the methodology and disclosures related to those estimates:

Goodwill, Indefinite-lived Intangible Assets, and Long-Lived Assets

Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. Intangible assets and long-lived assets with finite lives are amortized over their respective estimated useful lives and are reviewed for impairment if an event occurs or circumstances change that would indicate the carrying value may not be recoverable through future operations.

Application of the goodwill and indefinite-lived asset impairment tests require judgment, including the identification of reporting units, determination of the type of impairment test that should be performed, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the estimated fair value of reporting units and indefinite-lived intangible assets. We have the option to first perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is not less than its carrying amount. If it is determined, based on qualitative factors, that the fair value of the reporting unit or indefinite-lived intangible asset is more likely than not less than its carrying amount, or if significant changes to macro-economic factors related to the reporting unit or intangible asset have occurred that could materially impact the estimated fair value since the previous quantitative test was performed, a quantitative impairment test may be required. For purposes of quantitative impairment testing, we utilize a discounted expected future cash flow methodology (income approach) to estimate the fair value of our reporting units and indefinite-lived intangible assets. The estimates and assumptions regarding expected future cash flows (the most significant being revenue and EBITDA margins), discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. Changes in these estimates and assumptions could materially affect the determination of estimated fair value and the amount of any potential impairment for each reporting unit or indefinite-lived intangible asset.

Goodwill and indefinite-lived intangible assets are tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. If the net carrying value of the reporting units or assets exceed their estimated fair value, an impairment will be recognized in an amount equal to that excess; otherwise, no impairment loss is recognized. For our annual impairment tests of our reporting units and indefinite-lived intangible assets during Fiscal 2025, we performed either a qualitative analysis and concluded it was more likely than not that estimated fair value exceeded carrying value, or we performed a quantitative analysis and concluded that the estimated fair value exceeded the carrying value.

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties, and different assumptions could lead to materially different results. Our goodwill and indefinite-lived intangible assets balances were $150.4 million and $8.7 million, respectively, as of December 31, 2025.

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

Income taxes

We are required to estimate and record provisions for income taxes in each of the jurisdictions in which we operate. Accordingly, we must estimate our actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We use significant judgment in forming conclusions regarding the recoverability of our deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. We had gross deferred tax assets of $62.5 million and $59.6 million as of December 31, 2025 and 2024, respectively. We had a valuation allowance against gross deferred tax assets of $46.7 million and $43.6 million as of December 31, 2025 and 2024, respectively.

While we believe that the deferred tax assets, net of existing valuation allowances, will be utilized in future periods, there are inherent uncertainties regarding the ultimate realization of these assets. It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in our valuation allowance. Such a change could result in a material increase or decrease to income tax expense or benefit in the period the assessment was made.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We record uncertain tax positions on the basis of a two-step process: first we determine whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position; and, if so, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We believe the estimates and judgments we have made related to tax contingencies are reasonable and we have adequate reserves for uncertain tax positions. Actual results could differ and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.

Pension and postretirement benefits

Our pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. We presently anticipate contributing $0.5 million to our funded pension plans and $4.3 million to our unfunded pension plans in 2026.

During Fiscal 2025, we terminated the Giltspur, Inc. Employees’ Pension Plan, which was frozen in 1996. The plan had $9.3 million in assets and $10.4 million in estimated obligations on a liquidation basis of accounting as of December 31, 2024. As a result of the termination, we reclassified net expense comprised of previously recorded prior service credit and net actuarial loss of approximately $5.4 million to other expense, net on our Consolidated Statement of Operations during Fiscal 2025. Additionally, during Fiscal 2024, we communicated the termination of the Retirement Plan for Management Employees of Brewster Inc., which was frozen in Fiscal 2024, to applicable participants. The termination of the plan, which had $5.5 million in assets and $6.0 million in estimated obligations on a liquidation basis of accounting as of December 31, 2025, is expected to be completed during the year ending December 31, 2026.

We have previously administered defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the employees’ service period. In addition, we retain the obligations for these benefits for retirees of certain sold businesses. During Fiscal 2025, we communicated the termination of our postretirement medical plan (the “Medical Retiree Plan”) to participants, with an expected termination date of December 31, 2026. As a result of the announcement of termination, our liability related to the Medical Retiree Plan was reduced by $5.2 million, and that reduction will be amortized to other expense, net, through the termination date of the Retiree Medical Plan. While the plans have no funding requirements, we expect to contribute $0.7 million to the plans during the year ending December 31, 2026.

The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. See Note 16 – Pension and Postretirement Benefits to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information.

Business Combinations

The assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values at the acquisition date. Any residual purchase price is recorded as goodwill. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to property and equipment and intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results. Examples of critical estimates used in valuing certain of the intangible assets and in determining the assets’ useful lives for the assets we have acquired or may acquire in the future include but are not limited to:

•
estimated future expected cash flows and discount rates used to determine the present value of estimated future cash flows;
•
the acquired company's trade name(s), as well as assumptions about the period of time the acquired trade name(s) will continue to be used in our product portfolio; and
•
expected growth in revenue from the acquired company's existing relationships.

See Note 4 – Acquisitions to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information.

Impact of Recent Accounting Pronouncements

See Note 1 – Organization and Summary of Significant Accounting Policies to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for additional information.

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

Our foreign operations are in Canada, Costa Rica, and Iceland. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. Pursuit’s stockholders’ equity includes cumulative unrealized foreign currency translation losses of $46.4 million and $62.9 million as of December 31, 2025 and 2024, respectively. We recorded an unrealized foreign currency translation gain (loss) attributable to Pursuit of $16.5 million and ($27.6) million during Fiscal 2025 and Fiscal 2024, respectively, in the Consolidated Statements of Comprehensive Income.

For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and net income (loss) from continuing operations of our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our net earnings exposure arising from the translation of our foreign revenue and net income (loss) from continuing operations. Considering our currency exposures to the Canadian dollar, Icelandic krona, and Costa Rica colón, a hypothetical adverse change of 10% (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar would have resulted in an approximately $8 million reduction in income (loss) from continuing operations before income taxes for Fiscal 2025.

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of December 31, 2025, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $42.6 million. Additionally, during Fiscal 2025, we entered into an intercompany debt agreement with ITA, and the balance of the debt outstanding as of December 31, 2025 was $32.6 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Consolidated Statements of Operations. A hypothetical change of 10% in foreign currency rates could result in a remeasurement adjustment to the Consolidated Statements of Operations of approximately $8 million.

We are exposed to short-term and long-term variable interest rate risk on certain of our debt obligations, which we do not hedge. A hypothetical change of 100 basis-points in interest rates would result in a change to interest expense, net of approximately $1 million based on outstanding long-term debt as of December 31, 2025.

ITEM 8. Financial Statements AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Pursuit Attractions and Hospitality, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pursuit Attractions and Hospitality, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and mezzanine equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill – Flyover Attractions and Glacier Park Collection reporting units – Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value. The Company used a discounted expected future cash flow methodology to estimate the fair value of its reporting units, which requires management to make significant assumptions and estimates related to the discount rate and expected forecasts of future cash flows, including revenues and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins (“forecasts”). Changes in these assumptions and estimates could have a significant impact on either the estimated fair value, the amount of goodwill impairment charge, or both.

Given the significant judgments made by management to estimate the fair value of the Flyover Attractions and Glacier Park Collection reporting units, performing audit procedures to evaluate the reasonableness of management’s assumptions and estimates related to selection of the discount rates and forecasts required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the discount rates and forecasts used by management to estimate the fair value of the Flyover Attractions and Glacier Park Collection reporting units included the following:

•
We tested the design and operating effectiveness of internal controls over management’s goodwill evaluation, including those over the determination of the estimated fair value of the reporting units, such as the controls related to management’s selection of the discount rates and forecasts.
•
We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results of the Company; (2) internal communications to management; and (3) forecasted information included in industry reports of the Company.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies used; and (2) discount rates, including testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Tempe, Arizona

February 25, 2026

We have served as the Company’s auditor since at least 1929; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Pursuit Attractions and Hospitality, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Pursuit Attractions and Hospitality, Inc. (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment certain elements of internal control over financial reporting at Tabacón, which was acquired on July 1, 2025, and those elements of internal control over financial reporting constitute approximately 0.3% of total assets and 3.0% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Tabacón.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting . Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Tempe, Arizona

February 25, 2026

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share data)	2025	2024
Assets
Current assets
Cash and cash equivalents	$31,118	$49,702
Accounts receivable, net of allowances	9,151	9,267
Inventories	12,105	9,983
Other current assets	11,282	48,432
Total current assets	63,656	117,384
Property and equipment, net	649,330	526,236
Other investments and assets	79	6,936
Operating lease right-of-use assets	26,297	26,765
Goodwill	150,414	103,321
Other intangible assets, net	75,649	64,366
Total Assets	$965,425	$845,008
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,002	$22,494
Contract liabilities	14,478	12,372
Accrued compensation	11,782	7,642
Other current liabilities	31,528	33,886
Total current liabilities	78,790	76,394
Long-term debt and finance lease obligations	155,020	71,443
Long-term operating lease obligations	35,339	36,336
Other deferred items and liabilities	35,892	44,147
Total liabilities	305,041	228,320
Commitments and contingencies
Stockholders’ equity
Pursuit stockholders’ equity:
Common stock, $1.50 par value, 200,000 shares authorized, 28,009 and 28,077 shares outstanding as of December 31, 2025 and 2024, respectively	47,413	47,413
Additional capital	685,714	680,684
Retained earnings	57,246	33,697
Accumulated other comprehensive loss	(41,803)	(64,475)
Common stock in treasury, at cost, 3,611 and 3,543 shares as of December 31, 2025 and 2024, respectively	(166,737)	(171,494)
Total Pursuit stockholders’ equity	581,833	525,825
Non-redeemable noncontrolling interests	78,551	90,863
Total stockholders’ equity	660,384	616,688
Total Liabilities and Stockholders’ Equity	$965,425	$845,008

See accompanying Notes to Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Revenue:
Ticket, rooms, transportation, and other services revenue	$340,633	$274,391	$258,664
Food, beverage, and retail products revenue	111,784	92,097	91,621
Total revenue	452,417	366,488	350,285
Costs and expenses:
Cost of food, beverage, and retail products sold	34,623	31,121	31,903
Operating expenses (exclusive of depreciation and amortization shown separately below)	226,127	214,220	188,905
Selling, general, and administrative expenses	80,093	57,795	56,763
Depreciation and amortization	46,070	42,960	37,929
Interest expense, net	8,823	14,182	5,963
Other expense, net	1,662	4,073	1,544
Impairment charges	—	47,572	—
Total costs and expenses	397,398	411,923	323,007
Income (loss) from continuing operations before income taxes	55,019	(45,435)	27,278
Income tax expense	(16,502)	(6,325)	(12,929)
Income (loss) from continuing operations	38,517	(51,760)	14,349
(Loss) income from discontinued operations, net of tax	(2,208)	425,603	9,103
Net income	36,309	373,843	23,452
Net income attributable to non-redeemable noncontrolling interests	(13,641)	(6,557)	(7,836)
Net loss attributable to redeemable noncontrolling interests	—	1,258	401
Net income attributable to Pursuit	$22,668	$368,544	$16,017
Basic income (loss) per common share:
Continuing operations attributable to Pursuit common stockholders	$0.88	$(2.31)	$(0.03)
Discontinued operations attributable to Pursuit common stockholders	(0.08)	15.15	0.33
Net income attributable to Pursuit common stockholders	$0.80	$12.84	$0.30
Weighted-average outstanding common shares	28,198	21,419	20,855
Diluted income (loss) per common share:
Continuing operations attributable to Pursuit common stockholders	$0.88	$(2.31)	$(0.03)
Discontinued operations attributable to Pursuit common stockholders	(0.08)	15.15	0.33
Net income attributable to Pursuit common stockholders	$0.80	$12.84	$0.30
Weighted-average outstanding and potentially dilutive common shares	28,389	21,419	20,855
Amounts attributable to Pursuit
Income (loss) from continuing operations	$24,876	$(57,059)	$6,914
(Loss) income from discontinued operations	(2,208)	425,603	9,103
Net income attributable to Pursuit	$22,668	$368,544	$16,017

See accompanying Notes to Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income	$36,309	$373,843	$23,452
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	20,788	(32,806)	9,589
Change in fair value of interest rate cap	—	651	(651)
Change in net actuarial loss, net of tax effects of $2,319, $82, and $21	2,502	2,398	(277)
Change in prior service credit, net of tax	3,670	470	76
Comprehensive income	63,269	344,556	32,189
Comprehensive income attributable to non-redeemable noncontrolling interests	(17,929)	(1,447)	(9,604)
Comprehensive loss attributable to redeemable noncontrolling interests	—	1,354	223
Comprehensive income attributable to Pursuit	$45,340	$344,463	$22,808

See accompanying Notes to Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

									Mezzanine Equity
(in thousands)	Common Stock	Additional Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interest	Convertible Series A Preferred Stock
Balance, December 31, 2022	$37,402	$570,271	$(334,301)	$(47,185)	$(211,657)	$14,530	$82,310	$96,840	$4,956	$132,591
Net income (loss)	—	—	16,017	—	—	16,017	7,836	23,853	(401)	—
Dividends on convertible preferred stock	—	—	(7,801)	—	—	(7,801)	—	(7,801)	—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	(2,726)	(2,726)	—	—
Change in fair value of interest rate cap	—	—	—	(651)	—	(651)	—	(651)	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(208)	(208)	—	(208)	—	—
Employee benefit plans	—	(13,465)	—	—	16,143	2,678	—	2,678	—	—
Share-based compensation	—	11,424	—	—	—	11,424	—	11,424	—	—
Unrealized foreign currency translation adjustments	—	—	—	7,643	—	7,643	1,768	9,411	178	—
Change in net actuarial loss, net of tax	—	—	—	(277)	—	(277)	—	(277)	—	—
Change in prior service credit, net of tax	—	—	—	76	—	76	—	76	—	—
Other, net	—	—	1	—	1	2	—	2	—	—
Balance, December 31, 2023	$37,402	$568,230	$(326,084)	$(40,394)	$(195,721)	$43,433	$89,188	$132,621	$4,733	$132,591
Net income (loss)	—	—	368,544	—	—	368,544	6,557	375,101	(1,258)	—
Dividends on convertible preferred stock	—	—	(7,801)	—	—	(7,801)	—	(7,801)	—	—
Conversion of convertible preferred stock	10,011	122,580	—	—	—	132,591	—	132,591	—	(132,591)
Capital distributions to noncontrolling interests	—	—	—	—	—	—	(3,151)	(3,151)	—	—
Reclassification of redeemable noncontrolling interests	—	—	—	—	—	—	3,379	3,379	(3,379)	—
Change in fair value of interest rate cap	—	—	—	651	—	651	—	651	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	—	—	—	—	(1,266)	(1,266)	—	(1,266)	—	—
Employee benefit plans	—	(24,869)	—	—	25,493	624	—	624	—	—
Share-based compensation	—	14,061	—	—	—	14,061	—	14,061	—	—
Unrealized foreign currency translation adjustments	—	—	—	(27,600)	—	(27,600)	(5,110)	(32,710)	(96)	—
Change in net actuarial loss, net of tax	—	—	—	2,398	—	2,398	—	2,398	—	—
Change in prior service credit, net of tax	—	—	—	470	—	470	—	470	—	—
Other, net	—	682	(962)	—	—	(280)	—	(280)	—	—
Balance, December 31, 2024	$47,413	$680,684	$33,697	$(64,475)	$(171,494)	$525,825	$90,863	$616,688	$—	$—

See accompanying Notes to Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (CONTINUED)

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2024	$47,413	$680,684	$33,697	$(64,475)	$(171,494)	$525,825	$90,863	$616,688
Net income	—	—	22,668	—	—	22,668	13,641	36,309
Purchase of noncontrolling interests	—	10,265	—	—	—	10,265	(24,833)	(14,568)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,408)	(5,408)
Common stock repurchases	—	—	—	—	(10,233)	(10,233)	—	(10,233)
Employee benefit plans	—	(12,683)	—	—	14,990	2,307	—	2,307
Share-based compensation	—	7,448	—	—	—	7,448	—	7,448
Unrealized foreign currency translation adjustments	—	—	—	16,500	—	16,500	4,288	20,788
Change in net actuarial loss, net of tax	—	—	—	2,502	—	2,502	—	2,502
Change in prior service credit, net of tax	—	—	—	3,670	—	3,670	—	3,670
Other, net	—	—	881	—	—	881	—	881
Balance, December 31, 2025	$47,413	$685,714	$57,246	$(41,803)	$(166,737)	$581,833	$78,551	$660,384

See accompanying Notes to Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$36,309	$373,843	$23,452
Loss (income) from discontinued operations, net of tax	2,208	(425,603)	(9,103)
Adjustments to reconcile net income to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization	46,070	42,960	37,929
Impairment charges	—	47,572	—
Share-based compensation expense	7,448	11,169	8,976
Other non-cash items, net	(759)	12,113	(3,289)
Change in operating assets and liabilities (excluding the impact of acquisitions and disposition):
Receivables	(1,023)	(2,125)	(953)
Inventories	(1,817)	(853)	51
Accounts payable	(5,071)	13,958	2,358
Accrued compensation	(3,904)	(3,296)	(2,315)
Contract liabilities	1,190	175	1,262
Income taxes payable	6,266	4,672	416
Other assets and liabilities, net	(766)	(17,636)	21,989
Net cash provided by operating activities attributable to continuing operations	86,151	56,949	80,773
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(107,915)	(16,129)	(41)
Capital expenditures	(75,020)	(56,231)	(62,443)
Proceeds from sale of business	25,000	428,805	—
Proceeds from insurance	6,767	12,612	—
Other investing activities	100	38	—
Net cash (used in) provided by investing activities attributable to continuing operations	(151,068)	369,095	(62,484)
Cash flows from financing activities
Proceeds from borrowings	435,348	572,173	162,049
Payments on debt and finance lease obligations	(352,634)	(954,212)	(182,514)
Purchase of noncontrolling interests	(14,568)	—	—
Repurchases of common stock	(10,209)	—	—
Distributions of noncontrolling interests, net	(5,408)	(3,151)	(2,726)
Payments of debt issuance costs	(2,690)	(799)	(1,667)
Payment of payroll taxes on stock-based compensation through shares withheld or repurchased	(1,427)	(5,076)	(1,482)
Proceeds from exercise of stock options	2,840	—	—
Dividends paid on convertible preferred stock	—	(7,801)	(7,801)
Other financing activities	—	(201)	—
Net cash provided by (used in) financing activities attributable to continuing operations	51,252	(399,067)	(34,141)
Total cash (used in) provided by continuing operations	(13,665)	26,977	(15,852)
Net cash (used in) provided by operating activities attributable to discontinued operations	(11,881)	(7,275)	23,905
Net cash used in investing activities attributable to discontinued operations	(415)	(18,329)	(12,371)
Net cash used in financing activities attributable to discontinued operations	—	(2,015)	(2,023)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash attributable to discontinued operations	—	(1,063)	742
Total cash (used in) provided by discontinued operations	(12,296)	(28,682)	10,253
Effect of exchange rate changes on cash, cash equivalents, and restricted cash attributable to continuing operations	1,598	(1,267)	64
Net change in cash, cash equivalents, and restricted cash	(24,363)	(2,972)	(5,535)
Cash, cash equivalents, and restricted cash, beginning of year	56,057	59,029	64,564
Cash, cash equivalents, and restricted cash, end of year	$31,694	$56,057	$59,029

See accompanying Notes to Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Pursuit is a global attractions and hospitality company that owns and operates a collection of inspiring and unforgettable travel experiences in iconic destinations in the U.S., Canada, Iceland, and Costa Rica. As of December 31, 2025, the Company owned 17 world-class point-of-interest sightseeing attractions and 29 distinctive lodges, along with integrated food and beverage, retail and transportation offerings.

On July 1, 2025, Pursuit entered into a Share Purchase Agreement with the shareholders of ITA, pursuant to which the Company acquired all of the issued and outstanding shares of ITA. ITA is the owner and operator of Tabacón, an eco-luxury resort spanning 570 acres of rainforest which features two thermal river attractions, located in the Arenal region of Costa Rica. Tabacón features 105 rooms, an internationally renowned spa, and signature culinary experiences. The financial results of Tabacón are consolidated in the Company’s financial statements prospectively from the date of acquisition. See Note 4 – Acquisitions for additional information.

Reportable segment

The Company is managed on a consolidated basis for purposes of assessing performance, making operating decisions, and allocating resources. Accordingly, Pursuit is deemed to be a single operating segment in this Form 10-K.

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the U.S. of America (“GAAP”). The Company has consolidated the accounts of Pursuit and all majority-owned subsidiaries and eliminated all significant intercompany account balances and transactions in consolidation. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Pursuit (formerly Viad Corp) entered into an Equity Purchase Agreement with Truelink Capital, pursuant to which Truelink Capital agreed to purchase all of the outstanding equity interests held by the Company in its subsidiaries comprising the GES Business. During the year ended December 31, 2024, the Company completed the GES Sale and relaunched Viad Corp as Pursuit. Pursuit began trading under a new NYSE ticker symbol, “PRSU”, on January 2, 2025. The aggregate purchase price was $535 million, consisting of a base purchase price of $510 million, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses, and a deferred purchase price of $25 million payable by Truelink Capital to the Company one year after the closing date (which was received by Pursuit during the year ended December 31, 2025). The Company determined that the GES Sale met the criteria to be classified as a discontinued operation, and accordingly the GES Business has been accounted for as a discontinued operation in this Form 10-K. All amounts and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 5 – Discontinued Operations for additional information.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue, costs, and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things: impairment testing of recorded goodwill, intangible assets, and long-lived assets; allowance for uncollectible accounts receivable; sales reserve allowances; provision for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; pension and postretirement benefit costs and obligations; share-based compensation costs; the discount rates used to value lease obligations; and the allocation of purchase price of acquired businesses. These estimates are inherently based on judgment and information currently available. Actual results could differ from these and other estimates. The Company believes the assumptions underlying these financial statements are reasonable.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly-liquid investments with original maturities of three months or less. Cash and cash equivalents consist of cash and bank demand deposits.

Cash, cash equivalents, and restricted cash balances as presented in the Consolidated Statements of Cash Flows as of December 31, 2025 and 2024 included:

	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$31,118	$49,702
Restricted cash (included in other current assets)	576	6,355
Cash, cash equivalents, and restricted cash	$31,694	$56,057

Allowances for Doubtful Accounts

Allowances for doubtful accounts reflect the best estimate of expected losses inherent in the accounts receivable balance. The allowances for doubtful accounts, including a sales allowance for billing adjustments at the time of sale, are based upon an evaluation of the aging of receivables, historical trends, and the current economic environment.

Inventories

The Company’s inventory consists primarily of purchased retail inventory and food and beverage items. Inventory is stated at the lower of cost (first-in, first-out and specific identification methods) or net realizable value.

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

Leases

The Company recognizes a right-of-use asset and lease liability on the Consolidated Balance Sheets and classifies leases as either finance or operating leases. The classification of the lease determines whether lease expense is recognized over the lease term on an effective interest method basis (finance lease) or a straight-line basis (operating lease). In determining whether an agreement contains a lease, the Company considers if it has a right to control the use of the underlying asset during the lease term in exchange for an obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recorded at commencement date, which is when the underlying asset is available for use to a lessee, based on the present value of lease payments over the lease term.

The Company’s operating and finance leases are primarily equipment and land leases. Equipment leases comprise mainly vehicles, hardware, and office equipment, each with various lease terms. Land leases comprise mainly leases in Canada and Iceland on which the Company’s hotels or attractions are located and have lease terms ranging up to 46 years.

If a lease contains a renewal option that is reasonably certain to be exercised, then the lease term includes the optional periods in measuring a right-of-use asset and lease liability. Variable leases and variable non-lease components are not included in the calculation of the right-of-use asset and corresponding lease liability. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants.

Substantially all of the Company’s lease agreements do not specify an implicit borrowing rate, and as such, the Company utilizes an incremental borrowing rate based on lease term and country in order to calculate the present value of future lease payments. The incremental borrowing rate represents a risk-adjusted rate on a collateralized basis and is the expected rate at which Pursuit would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term and the country.

The Company is also a lessor to third party tenants who lease certain portions of facilities that it owns. Lease income from owned facilities is recorded as rental income. The Company classifies all of its leases for which it is the lessor as operating leases.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived Assets

In testing long-lived assets and goodwill for impairment, the Company tests its long-lived assets first, followed by testing the goodwill of its reporting units that include the long-lived assets assessed in the impairment test. If an asset group includes only a portion of a reporting unit, the carrying amount of goodwill is not included in the asset group. The carrying values of the asset group are adjusted, if necessary, based on the results of the long-lived assets impairment test prior to testing goodwill.

Long-lived assets with finite lives are amortized over their respective estimated useful lives and are reviewed for impairment if an event occurs or circumstances change that would indicate the carrying value may not be recoverable through future operations. If an impairment indicator related to long-lived assets is identified, or if other circumstances indicate an impairment may exist, the Company performs an assessment to determine if an impairment loss should be recognized. This assessment includes a recoverability test to identify if the expected future undiscounted cash flows are less than the carrying value of the related assets. If the results of the recoverability test indicate that expected future undiscounted cash flows are less than the carrying value of the related assets, the Company performs a fair value analysis. In determining the fair value of the asset group, a discounted cash flow analysis is utilized using the income approach. The significant estimates and assumptions used in determining the fair value of the asset group are similar to the significant estimates and assumptions used in determining the fair value of the Company’s reporting units.

Goodwill

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The Company has the option to first perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is not less than its carrying amount. If it is determined, based on qualitative factors, that the fair value of the reporting unit is more likely than not less than its carrying amount, or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact the estimated fair value since the previous quantitative test was performed, a quantitative impairment test may be required. For purposes of quantitative impairment testing, the Company utilizes a discounted expected future cash flow methodology (income approach) to estimate the fair value of the Company’s reporting units. The estimates and assumptions regarding expected future cash flows (the most significant being revenue and EBITDA margins), discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates require management judgment and have inherent uncertainties, and different assumptions could lead to materially different results.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these instruments. See Note 9 – Debt and Finance Lease Obligations for the estimated fair value of debt obligations.

Noncontrolling Interests – Non-redeemable and Redeemable

Non-redeemable noncontrolling interests represent the portion of equity in a subsidiary that is not attributable, directly or indirectly, to the Company. Non-redeemable noncontrolling interests are reported within stockholders’ equity in the Consolidated Balance Sheets. The amount of consolidated net income or loss attributable to Pursuit and the non-redeemable noncontrolling interests are presented in the Consolidated Statements of Operations.

Noncontrolling interests with redemption features that are not solely within the control of the Company are considered to be redeemable noncontrolling interests, which are classified as mezzanine equity and are reported between liabilities and stockholders’ equity in the Consolidated Balance Sheets. The Company’s redeemable noncontrolling interests was previously related to the Company’s 56% equity ownership interest in Esja Attractions ehf. (“Esja”), which owned the Flyover Iceland attraction. The Esja shareholders agreement contained a put option that gave the minority Esja shareholders the right to sell (or “put”) their Esja shares to the Company based on a calculated formula within a predefined term. As of December 31, 2024, the Flyover Iceland attraction did not achieve the put option condition and accordingly, the put option expired. As a result, the redeemable noncontrolling interest owned by Esja was reclassified to non-redeemable noncontrolling interests during the year ended December 31, 2024 and was presented within stockholders’ equity in the Consolidated Balance Sheets.

During the year ended December 31, 2025, the Company purchased the remaining 43.6% equity ownership share of Flyover Iceland that was held by a noncontrolling interest for approximately $1.6 million and the remaining 20% equity ownership interest of Glacier Park, Inc. that was held by a noncontrolling interest for $13.0 million. As a result, the differences between the balance of the respective noncontrolling interests at the time of the purchases and the cash paid were recorded as increases to additional capital on the Company’s Consolidated Balance Sheet.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Foreign Currency Translation

The Company’s foreign operations are in Canada, Iceland, and Costa Rica. The functional currency of the Company’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the foreign exchange rates in effect at the respective balance sheet dates. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets. For purposes of consolidation, revenue, costs and expenses, gains, and losses related to the Company’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. The Company also has certain loans and leases in currencies other than the entity’s functional currency, which results in gains or losses as exchange rates fluctuate and are recorded in the Consolidated Statements of Operations.

Revenue Recognition

Revenue is measured based on a specified amount of consideration in a contract with a customer, net of commissions paid to customers and amounts collected on behalf of third parties. Revenue is recognized when the performance obligation is satisfied by transferring control of a product or delivering the service to a customer.

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

Insurance Recoveries

Receipts from insurance up to the amount of the recognized losses are considered recoveries and are accounted for when they are probable to be received. Anticipated proceeds in excess of the recognized loss are considered a contingency gain. A contingency gain for anticipated insurance proceeds in excess of losses already recognized is not recognized until all contingencies relating to the insurance claim have been resolved.

On July 22, 2024, Jasper National Park was closed and evacuated due to wildfire activity, and wildfires entered the Jasper townsite on July 24, 2024. Pursuit’s hotels and attractions in and near the Jasper townsite were not reached by the wildfires and remain intact except for the Maligne Canyon Wilderness Kitchen (“Wilderness Kitchen”), a restaurant and retail operation located about three miles outside the town of Jasper. In addition to the loss of the Wilderness Kitchen, food and beverage inventories at the Company’s properties throughout the region were spoiled and written off. The Company also incurred other costs related to restoration efforts.

During the year ended December 31, 2024, the Company recorded estimated losses incurred at its properties affected by the Jasper wildfires, and received approximately $13 million in insurance proceeds as a partial settlement relating to the losses, of which $3.8 million was allocated to the charge for the Wilderness Kitchen and $9.2 million was allocated against the insurance receivable for other losses incurred. During the year ended December 31, 2025, the Company received additional insurance proceeds relating to the losses of approximately $6.8 million, as well as approximately $4.2 million in business interruption insurance proceeds, which were recorded as a gain included in “Other expense, net” in the Consolidated Statements of Operations. As of December 31, 2025, total insurance proceeds received to date related to the Jasper wildfires were $24.0 million. The Company is still in the process of determining whether additional recoveries will be received for losses incurred or business interruption.

Share-Based Compensation

Share-based compensation costs related to all share-based payment awards are recognized and measured using the fair value method of accounting. These awards generally include restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), and contain forfeiture and, in certain cases, non-compete provisions. The Company issues share-based payment awards from shares held in treasury. Future vesting is generally subject to continued employment, and the Company accounts for forfeitures as they occur. Holders of vested share-based awards have the right to receive dividends and have voting rights, but may not sell, assign, transfer, pledge, or otherwise encumber the stock, except to the extent restrictions have lapsed and in accordance with the Company’s insider trading policy.

The Company accounts for share-based awards that will settle in shares of its common stock as equity-based awards. Share-based compensation expense of equity-based awards is measured at fair value on the grant date on a straight-line basis over the vesting period. The fair value of share-based awards that contain a performance goal based on a market condition such as total shareholder return is estimated using a Monte Carlo simulation.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Common Stock in Treasury

Common stock purchased for treasury is recorded at historical cost. Subsequent share issuances from the treasury reserve are primarily related to share-based compensation programs and recorded at weighted-average cost.

Income (Loss) Per Common Share

Diluted income (loss) per common share is calculated using the more dilutive of the two-class method or if-converted method. The two-class method uses net income (loss) available to common stockholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income (loss) available to common shareholders and assumes conversion of all potential shares including the participating securities. Dilutive potential common shares include outstanding stock options, unvested restricted share units and convertible preferred stock. The Company applies the two-class method in calculating income (loss) per common share as unvested share-based payment awards that contain nonforfeitable rights to dividends and preferred stock are considered participating securities. Accordingly, such securities are included in the earnings allocation in calculating income (loss) per share. The adjustment to the carrying value of the redeemable noncontrolling interests is reflected in income (loss) per common share.

Impact of Recent Accounting Pronouncements

The following table provides a brief description of recent Accounting Standards Updates (“ASU”):

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

		January 1, 2027	This new guidance will expand the Company's footnote disclosures within the scope of this new standard with no impact to the Company's Consolidated Financial Statements.
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

		January 1, 2028, with early adoption permitted	The Company is still in the process of evaluating what impact this new standard will have on its Consolidated Financial Statements.
ASU 2025-11, Intangibles—Interim Reporting (Topic 270): Narrow-Scope Improvements

The amendment creates a comprehensive list of interim disclosures required under U.S. GAAP and outlines a principle that requires disclosures at interim periods when an event or change that has a material effect has occurred since the previous year end. The goal of the amendment is to provide clarity regarding the current interim requirements, rather than changing the requirements.

		January 1, 2028, with early adoption permitted	The Company is still in the process of evaluating what impact this new standard will have on its Consolidated Financial Statements.

Standard	Description	Date of adoption	Effect on the financial statements
Standards Recently Adopted
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendment expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid.	January 1, 2025

This new guidance expanded the Company's footnote disclosures within the scope of this new standard with no impact to its Consolidated Financial Statements. The guidance was adopted on a retrospective basis.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Immaterial Correction to Prior Period Financial Statements

During the year ended December 31, 2025, the Company identified a multi-year error in the presentation of the Consolidated Statements of Comprehensive Income, which resulted from the inclusion of incorrect amounts of unrealized foreign currency translation adjustments. The error had no impact on any of the other Consolidated Financial Statements. The Company evaluated the error and concluded it was not material to prior periods, individually or in the aggregate. However, the Company corrected the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023 to conform to the current year presentation. The following table reflects the effects of the correction on all affected line items:

	Year Ended December 31, 2024			Year Ended December 31, 2023
(in thousands)	As previously reported	Adjustment	As corrected	As previously reported	Adjustment	As corrected
Unrealized foreign currency translation adjustments	$(27,600)	$(5,206)	$(32,806)	$7,643	$1,946	$9,589
Comprehensive income	$349,762	$(5,206)	$344,556	$30,243	$1,946	$32,189
Comprehensive income attributable to non-redeemable noncontrolling interests (1)	$(11,667)	$10,220	$(1,447)	$(6,068)	$(3,536)	$(9,604)
Comprehensive loss attributable to redeemable noncontrolling interests	$1,258	$96	$1,354	$401	$(178)	$223
Comprehensive income attributable to Pursuit	$339,353	$5,110	$344,463	$24,576	$(1,768)	$22,808

(1) The “as previously reported” amounts for “comprehensive income attributable to non-redeemable noncontrolling interests” are a combination of the amounts previously reported under the financial statement line items for “comprehensive income attributable to non-redeemable noncontrolling interests” and “unrealized foreign currency translation adjustments.”

NOTE 2. REVENUE AND RELATED CONTRACT LIABILITIES

Contract Liabilities

The Company’s performance obligations are short-term in nature and include the provision of a hotel room, an attraction admission, a chartered or ticketed bus or van ride, and/or the sale of food, beverage, or retail products. The Company recognizes revenue when the service has been provided or the product has been delivered. When credit is extended, payment terms are generally within 30 days and contain no significant financing components.

A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer before transferring control of those goods or services. The Company periodically receives customer deposits prior to transferring the related product or service to the customer, which are recorded as “Contract liabilities” in the Consolidated Balance Sheets. The contract liabilities are recognized as revenue upon satisfaction of the related contract performance obligation(s). Contract liabilities were $14.5 million and $12.4 million as of December 31, 2025 and 2024, respectively. The contract liabilities as of December 31, 2024 were primarily recognized in revenue during the year ended December 31, 2025.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Disaggregation of Revenue

The following tables disaggregate revenue by major service and product lines, timing of revenue recognition, and markets served for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Services:
Ticket revenue	$200,653	$162,377	$143,362
Rooms revenue	105,091	81,920	85,942
Transportation	12,755	11,788	13,440
Other	22,134	18,306	15,920
Total services revenue	340,633	274,391	258,664
Products:
Food and beverage	68,414	54,340	55,044
Retail operations	43,370	37,757	36,577
Total products revenue	111,784	92,097	91,621
Total revenue	$452,417	$366,488	$350,285

Timing of revenue recognition:
Services transferred over time	$340,633	$274,391	$258,664
Products transferred at a point in time	111,784	92,097	91,621
Total revenue	$452,417	$366,488	$350,285

Geographical regions:
Canada	$244,698	$192,540	$201,743
U.S.	132,447	119,528	103,861
Iceland	62,208	54,420	44,681
Costa Rica ⁽¹⁾	13,064	—	—
Total revenue	$452,417	$366,488	$350,285

(1) Tabacón was acquired by Pursuit on July 1, 2025. Accordingly, the revenue of Tabacón is included in the Company’s results of operations prospectively from the date of acquisition.

NOTE 3. SHARE-BASED COMPENSATION

The Company grants share-based compensation awards to its officers, directors, and certain key employees pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan, as amended (the “2017 Plan”). The 2017 Plan has a 10-year term and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. As of December 31, 2025, there were approximately 1.0 million shares available for future grant under the 2017 Plan.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes share-based compensation expense for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Restricted stock awards and restricted stock units	$4,650	$6,143	$4,549
Performance-based restricted stock units	2,747	4,498	2,956
Stock options	51	528	1,471
Share-based compensation expense before income tax	7,448	11,169	8,976
Income tax benefit (1)	(190)	(153)	(126)
Share-based compensation expense, net of income tax	$7,258	$11,016	$8,850
(1)
The income tax benefit amount for all periods primarily reflects the tax benefit associated with Canadian-based employees. See Note 15 – Income Taxes.

Performance-based Restricted Stock Units

PSUs are tied to the Company’s stock price and/or the expected achievement of certain performance-based criteria. The vesting of PSUs is based upon the achievement of the performance-based criteria over a three-year period. The Company accounts for PSUs that will be settled in shares of the Company’s common stock as equity-based awards. Share-based compensation expense of equity-based awards is measured at fair value on the grant date on a straight-line basis over the vesting period. The estimated number of units to be achieved is updated each reporting period.

During the year ended December 31, 2024, PSUs granted in 2021 and 2022 vested, resulting in a total payout of $3.0 million in shares. During the year ended December 31, 2023, PSUs granted in 2020 vested; however, performance metrics were not achieved and accordingly, no awards were paid.

As of December 31, 2025, the unamortized cost of outstanding equity-based PSUs was $3.6 million, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.

The following table summarizes the activity of the outstanding PSU awards during the year ended December 31, 2025:

	Equity-Based PSUs
	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2024	272,641	$46.23
Granted (1)	76,354	$55.08
Vested	—	$—
Forfeited (1)	(95,180)	$49.61
Balance as of December 31, 2025	253,815	$47.63
(1)
Includes adjustments for estimated achievement of performance-based criteria.

Service-based RSUs

RSUs are service-based awards. The Company accounts for RSUs that will be settled in shares of the Company’s common stock as equity-based awards. Share-based compensation expense of equity-based awards is measured at fair value on the grant date on a straight-line basis over the vesting period.

As of December 31, 2025, the unamortized cost of outstanding equity-based RSUs was $2.0 million, which the Company expects to recognize over a weighted-average period of approximately 1.2 years. During the years ended December 31, 2025, 2024, and 2023, respectively, the Company withheld 40,037 shares for $1.4 million, 125,200 shares for $5.1 million, and 48,039 shares for $1.5 million related to tax withholding requirements on vested share-based awards.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the activity of the outstanding equity-based RSUs during the year ended December 31, 2025:

	Equity-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	272,368	$35.24
Granted	81,251	$38.53
Vested	(144,290)	$34.24
Forfeited	(37,332)	$35.39
Balance at December 31, 2025	171,997	$37.60

NOTE 4. ACQUISITIONS

Tabacón Thermal Resort & Spa

On July 1, 2025, the Company entered into a Share Purchase Agreement with the shareholders of ITA, pursuant to which the Company acquired all of the issued and outstanding shares of ITA for an aggregate purchase price of $108.6 million, which is net of customary post-closing adjustments for indebtedness, deferred revenue, working capital, and other specified matters in the Share Purchase Agreement. ITA is the owner and operator of Tabacón, an eco-luxury resort spanning 570 acres of rainforest which features two thermal river attractions, located in the Arenal region of Costa Rica. The Company funded the purchase price primarily with borrowings under the 2025 Revolving Credit Facility (as defined in Note 9 – Debt and Finance Lease Obligations).

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

(in thousands)	Acquisition Date Estimated Fair Value
Total cash consideration paid by Pursuit Attractions and Hospitality, Inc.	$108,629

Allocation of total estimated purchase consideration:
Current assets	$3,040
Property and equipment	70,892
Goodwill	42,315
Identifiable intangible assets	7,100
Liabilities	(14,718)
Net assets acquired	$108,629

Under the acquisition method of accounting, the cash consideration paid, as shown in the table above, is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values. The process of estimating the fair value of the property and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to the opportunity for the Company to expand into a new geography with future growth opportunities when combined with other businesses. Additionally, Costa Rica represents an operation which the Company expects will generate revenue more evenly over the course of the calendar year to complement the Company’s existing North American operations. Goodwill is not deductible for tax purposes.

Intangible assets acquired include $4.9 million for the Tabacón trade name, which the Company considers to be an indefinite-lived intangible asset, and $2.2 million for acquired travel agency relationships, which have an amortizable life of 15 years.

Transaction costs associated with the acquisition were $1.1 million during the year ended December 31, 2025, which are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations. The financial results of Tabacón are consolidated in the Company’s financial statements prospectively from the date of acquisition on July 1, 2025.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following unaudited pro forma summary presents consolidated financial information of Pursuit as if the acquisition of Tabacón had occurred on January 1, 2024 (the beginning of the fiscal year preceding the fiscal year in which the acquisition occurred) for the years ended December 31, 2025 and 2024. These pro forma amounts include tax-effected adjustments for: (i) additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and identifiable intangible assets had been applied from January 1, 2024; (ii) transaction and business integration related costs; and (iii) interest expense associated with financing the transaction, assuming the entire cash purchase price would have been borrowed and outstanding for the full pro forma periods presented and interest charged would have been at rates similar to those prevalent under Pursuit’s 2025 Revolving Credit Facility as of December 31, 2025. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on January 1, 2024.

	Year Ended December 31,
(in thousands)	2025	2024
Pro forma total revenue	$468,056	$392,655
Pro forma net income attributable to Pursuit	$25,137	$367,195

Jasper SkyTram

On December 31, 2024, the Company acquired 100% of the equity interests in the Jasper SkyTram attraction in Jasper National Park for total cash consideration of $23.7 million Canadian dollars (approximately $16.5 million U.S. dollars), which includes a renewable long-term lease with Parks Canada, with nearly 30 years remaining. The Jasper SkyTram ascends 2,263 meters (8,081 feet) up Whistlers Mountain while offering 360-degree national park views just outside the town of Jasper and in close proximity to the Company’s Jasper lodges. On-site amenities include an interpretive boardwalk, easy access to hiking trails, and light culinary offerings.

The following table summarizes the final allocation of the aggregate purchase price and amounts of assets acquired based upon the estimated fair value at the date of acquisition. During the year ended December 31, 2025, the Company made certain immaterial purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation.

(in thousands)	Acquisition Date Estimated Fair Value
Total consideration paid by Pursuit Attractions and Hospitality, Inc.	$16,476

Allocation of total estimated purchase consideration:
Property and equipment	$2,309
Identifiable intangible assets	13,487
Goodwill	688
Liabilities	(8)
Net assets acquired	$16,476

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to future growth opportunities when combined with other businesses. Goodwill is deductible for tax purposes.

The following table details the Jasper SkyTram purchase price allocated to intangible assets acquired:

(in thousands)	Amount	Weighted Average Life
Operating licenses	$13,278	27 years
Trade name	209	5 years
Total	$13,487	27 years

Transaction costs associated with the acquisition were $0.4 million during 2024, which are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations. The acquired assets have been included in the Consolidated Financial Statements prospectively from the date of acquisition.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. DISCONTINUED OPERATIONS

On December 31, 2024, Pursuit (formerly Viad Corp) completed the GES Sale and relaunched as Pursuit Attractions and Hospitality, Inc., a standalone attractions and hospitality company with a singular focus on delivering unforgettable experiences in iconic destinations.

The Company determined that the GES Sale met the criteria under Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations to be classified as a discontinued operation as the sale represented a strategic shift that had a significant effect on the Company’s operations and financial results. Accordingly, the Consolidated Statements of Operations have been adjusted for all prior periods to reflect the GES Business as discontinued operations.

The following table summarizes the results of the GES Business presented within discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Revenue:
Services	$849,937	$747,562
Products	149,198	140,833
Total revenue	999,135	888,395
Costs and expenses:
Costs of services	795,893	702,964
Costs of products	133,979	125,754
Gain on sale of business	(421,891)	204
Interest expense, net (1)	39,059	42,015
Other expense, net	7,077	688
Restructuring (recoveries) charges	(416)	975
Total costs and expenses	553,701	872,600
Income from discontinued operations before income taxes	445,434	15,795
Income tax expense	20,662	5,870
Income from discontinued operations of the GES Business	$424,772	$9,925
Income (loss) from discontinued operations of previously sold operations	831	(822)
Income from discontinued operations	$425,603	$9,103

(1)
On December 31, 2024, in connection with the GES Sale, the Company terminated and repaid in full all outstanding obligations (approximately $393 million) due under its previous $500 million credit facility with Bank of America, N.A. as administrative agent (the “2021 Credit Facility”) and all related liens and security interests were terminated, discharged and released. In accordance with ASC 205-20, the Company elected to allocate interest expense to discontinued operations for the 2021 Credit Facility and the related debt issuance costs that were not directly attributable to the GES Business. All of the interest expense and related debt issuance costs of the $400 million term loan were allocated to discontinued operations, and interest expense and debt issuance costs related to the $170 million revolving credit facility were allocated based on a ratio of net assets of the GES Business to the sum of consolidated net assets and consolidated debt. The Company allocated interest expense to discontinued operations of $39.1 million and $42.4 million during the years ended December 31, 2024 and 2023, respectively.

The Company incurred transaction costs of $14.9 million in connection with the GES Sale during the year ended December 31, 2024, which are included in discontinued operations. These costs primarily include third-party advisory, consulting, legal, and professional fees.

The GES Business’ depreciation was $11.2 million and $9.2 million during the years ended December 31, 2024 and 2023, respectively. The GES Business’ intangible asset amortization expense was $3.3 million and $3.9 million during the years ended December 31, 2024 and 2023, respectively. The GES Business’ capital expenditures were $18.5 million and $13.6 million during the years ended December 31, 2024 and 2023, respectively.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. SUPPLEMENTARY BALANCE SHEET INFORMATION

Other current assets as of December 31, 2025 and 2024 consisted of the following:

	December 31,
(in thousands)	2025	2024
Prepaid assets	$8,676	$8,261
Insurance receivable	784	8,806
Restricted cash	576	6,355
Deferred proceeds from GES Sale	—	25,000
Other	1,246	10
Other current assets	$11,282	$48,432

Other current liabilities as of December 31, 2025 and 2024 consisted of the following:

	December 31,
(in thousands)	2025	2024
Continuing operations:
Income taxes payable	$9,201	$3,052
Accrued concession fees	8,414	6,525
Current portion of pension and postretirement liabilities	5,357	2,256
Operating lease obligations	3,352	3,084
Current portion of debt and finance lease obligations	1,510	1,870
Other continuing operations	3,694	6,693
Total continuing operations	31,528	23,480
Discontinued operations:
Taxes payable	—	8,437
Self-insured liability	—	237
Environmental remediation liabilities	—	31
Other discontinued operations	—	1,701
Total discontinued operations	—	10,406
Total other current liabilities	$31,528	$33,886

Other deferred items and liabilities as of December 31, 2025 and 2024 consisted of the following:

	December 31,
(in thousands)	2025	2024
Continuing operations:
Foreign deferred tax liability	$34,016	$23,230
Pension and postretirement benefits	699	11,038
Accrued compensation	—	6,198
Other	119	2,247
Total continuing operations	34,834	42,713
Discontinued operations:
Environmental remediation liabilities	1,058	1,067
Self-insured liability	—	367
Total discontinued operations	1,058	1,434
Total other deferred items and liabilities	$35,892	$44,147

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Land and land interests (1)	$39,808	$31,332
Buildings and leasehold improvements	520,321	436,815
Equipment and other	333,481	258,677
Gross property and equipment	893,610	726,824
Accumulated depreciation	(296,768)	(248,691)
Property and equipment, net (excluding finance leases)	596,842	478,133
Finance lease right-of-use assets, net	52,488	48,103
Property and equipment, net	$649,330	$526,236
(1)
Land and land interests include certain leasehold interests in land, which are considered to have perpetual use rights. The carrying value of these leasehold interests was $8.6 million and $8.2 million as of December 31, 2025 and 2024, respectively. These land interests are not subject to amortization.

Depreciation expense was $40.6 million, $38.4 million and $33.0 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Accounts payable and accrued liabilities related to the addition of property and equipment was $4.9 million and $6.9 million as of December 31, 2025 and 2024, respectively.

The Company did not record any impairments of long-lived assets during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recorded an asset impairment charge of $5.5 million related to site-specific engineering plans related to its facility lease for a potential Flyover attraction in Toronto, Canada, which the Company subsequently determined would not be developed. Additionally, during the year ended December 31, 2024, the Company determined that the carrying value of certain assets at the Las Vegas Flyover attraction asset group were not recoverable and were in excess of fair value, primarily associated with lower than anticipated operating results, and accordingly the Company recorded an impairment charge of $21.7 million against property and equipment, net, and an impairment charge of $0.5 million against finance lease right-of-use assets.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The changes in the goodwill carrying amount during the years ended December 31, 2025 and 2024 included:

(in thousands)
Balance as of December 31, 2023	$123,906
Goodwill impairment	(14,003)
Foreign currency translation adjustments	(7,347)
Acquisition of Jasper SkyTram (1)	765
Balance as of December 31, 2024	103,321
Foreign currency translation adjustments	4,851
Tabacón acquisition (1)	42,315
Measurement period adjustments (2)	(73)
Balance as of December 31, 2025	$150,414

(1)
See Note 4 – Acquisitions for additional information.
(2)
Represents a purchase accounting measurement period adjustment related to the Jasper SkyTram acquisition.

During the years ended December 31, 2025 and 2023, the Company performed a combination of qualitative and quantitative impairment tests for its reporting units, and such impairment tests indicated that no impairments existed for Pursuit’s reporting units with reported goodwill during those respective periods. During the year ended December 31, 2024, the Company recorded a non-cash goodwill

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

impairment charge of $14.0 million and a corresponding income tax benefit of $2.8 million related to its Las Vegas Flyover attraction reporting unit. A valuation allowance was recorded against this income tax benefit. See Note 15 – Income Taxes for additional information.

The Company will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to the expectations about future estimated cash flows and discount rates. If expectations of the operating results of the Company’s reporting units do not materialize, or the discount rate increases (based on increases in interest rates, market rates of return or market volatility), it is possible that the Company may be required to record additional goodwill impairment charges in the future, which may be material.

The Company’s accumulated goodwill impairment was $20.2 million as of both December 31, 2025 and 2024.

Other Intangible Assets

Other intangible assets consisted of the following as of December 31, 2025 and 2024:

		December 31, 2025			December 31, 2024
(in thousands)	Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Operating contracts and licenses	25.4	$56,890	$(7,864)	$49,026	$52,697	$(5,505)	$47,192
In-place lease	30.8	14,243	(2,558)	11,685	13,588	(2,069)	11,519
Customer contracts and relationships	4.6	7,859	(3,044)	4,815	5,475	(2,453)	3,022
Tradenames and other	3.1	5,179	(3,721)	1,458	5,002	(2,929)	2,073
Total amortized intangible assets		84,171	(17,187)	66,984	76,762	(12,956)	63,806
Indefinite-lived intangible assets:
Tradenames (1)		5,000	—	5,000	—	—	—
Business licenses		3,665	—	3,665	560	—	560
Other intangible assets		$92,836	$(17,187)	$75,649	$77,322	$(12,956)	$64,366

(1)
See Note 4 – Acquisitions for additional information.

Intangible asset amortization expense (excluding amortization expense of right-of-use assets) was $3.2 million, $2.5 million and $2.9 million during the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, the estimated future definite-lived intangible asset amortization expense includes:

(in thousands)
Year ending December 31,
2026	$3,248
2027	2,856
2028	2,834
2029	2,720
2030	2,504
Thereafter	52,822
Total	$66,984

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. DEBT AND FINANCE LEASE OBLIGATIONS

Debt and finance lease obligations consisted of the following as of December 31, 2025 and 2024:

	December 31,
(in thousands, except interest rates)	2025	2024
2025 Revolving Credit Facility - Pursuit borrowings 5.5% interest rate as of December 31, 2025, due through 2030 (1)	$58,500	$—
2025 Revolving Credit Facility - Brewster, Inc. borrowings 4.3% interest rate as of December 31, 2025, due through 2030 (1)	28,857	—
Jasper Term Loan - 6.5% interest rate as of December 31, 2025 and 2024, due through 2028 (1)	11,906	11,583
Flyover Iceland Credit Facility - 8.4% interest rate as of December 31, 2024 (1)	—	3,434
Total debt	99,263	15,017
Finance lease obligations, due through 2067 (2)	59,830	58,567
Total debt and finance lease obligations (3)(4)	159,093	73,584
Less: unamortized debt issuance costs	(2,563)	(271)
Less: current portion	(1,510)	(1,870)
Long-term debt and finance lease obligations	$155,020	$71,443
(1)
Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.
(2)
See Note 17 – Leases and Other for additional information.
(3)
The estimated fair value of total debt and finance lease obligations was $156.7 million and $70.6 million as of December 31, 2025 and 2024, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement. See Note 11 – Fair Value Measurements for additional information.
(4)
Cash paid for interest on debt was $9.7 million, $45.8 million, and $47.3 million during the years ended December 31, 2025, 2024, and 2023, respectively. The 2024 and 2023 amounts include payments made for interest on debt associated with discontinued operations.

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

On September 26, 2025, Pursuit, certain of its wholly-owned subsidiaries as co-borrowers, the other loan parties party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender, entered into an amendment to the 2025 Credit Agreement (the “Amendment”). The Amendment, among other things, (i) increased the principal amount of the revolving commitments under the 2025 Revolving Credit Facility by $100 million to $300 million, (ii) extended the maturity date to September 25, 2030, (iii) increased the maximum net leverage ratio to 3.0x (from 2.5x), (iv) removed the additional 10 basis point credit spread adjustment on Secured Overnight Financing Rate (“SOFR”) borrowings, and (v) added ITA as co-borrower and wholly-owned affiliates of ITA and Pursuit as guarantors. Borrowings from the 2025 Revolving Credit Facility are expected to provide the Company with additional funds for operations, growth initiatives, acquisitions and other general corporate purposes.

The 2025 Credit Agreement carries financial covenants as follows:

•
Maintain a total net leverage ratio no greater than 3.0 to 1.0; and
•
Maintain a fixed-charge coverage ratio no less than 1.25 to 1.0.

As of December 31, 2025, the Company was in compliance with all financial covenants under the 2025 Credit Agreement.

Interest rates for U.S. dollar borrowings are based on SOFR. The Company also has the option to borrow U.S. funds based on the “Base Rate,” which for any day is the highest of the Fed Funds Rate plus 0.50%, Bank of America’s publicly-announced “prime rate,” and SOFR plus 1.00%.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interest rates for Canadian dollar borrowings are based on the Canadian Overnight Repo Rate Average (“CORRA”) plus an additional credit spread adjustment of approximately 0.30% for a borrowing period of one-month’s duration or approximately 0.32% for three-month’s duration. The Company also has the option to borrow Canadian funds based on the “Canadian Prime Rate,” which for any day is the higher of the per annum interest rate designated by Bank of America (acting through its Canada branch) from time to time as its prime rate for commercial loans made by it in Canada in Canadian dollars, or the CORRA Rate for one-month’s duration as of such day, plus 1.00%.

Credit spreads for borrowings are based on the Company’s total net leverage ratio and range from 1.75% to 2.25% for SOFR and CORRA borrowings and from 0.75% to 1.25% for Base Rate and Canadian Prime Rate borrowings. Additionally, a 1.00% floor applies to the Base Rate and a 0% floor applies to the Canadian Prime Rate.

The 2025 Revolving Credit Facility includes an undrawn fee ranging from 0.25% to 0.35% that is based on the Company’s total net leverage ratio.

As of December 31, 2025, capacity remaining under the 2025 Revolving Credit Facility was $207.0 million, reflecting the $300.0 million total facility size, less $87.4 million of outstanding borrowings and $5.6 million in outstanding letters of credit.

Interest rates for borrowings in Pound sterling are based on the Sterling Overnight Index Average, and interest rates for borrowings in Euros are based on the Euro Interbank Offered Rate (“EURIBOR”), plus applicable credit spreads. No such borrowings had been made as of December 31, 2025.

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

As of December 31, 2025, the Company was in compliance with all financial covenants under the Jasper Credit Facility.

Jasper Term Loan

The proceeds of the Jasper Term Loan reflect the outstanding balance under the Company’s prior Forest Park construction loan facility at the time it was converted to the Jasper Term Loan of $16.8 million Canadian dollars. The Jasper Term Loan bears interest at a 6.5% fixed rate.

Jasper Revolving Credit Facility

The proceeds of the Jasper Revolving Credit Facility are used to fund capital improvements. As of December 31, 2025, there were no outstanding borrowings, and capacity remaining under the Jasper Revolving Credit Facility was $10.0 million Canadian dollars (approximately $7.3 million U.S. dollars). The Jasper Revolving Credit Facility bears interest at the Canadian Prime Rate plus 2.25%.

Flyover Iceland Credit Facility

Effective February 15, 2019, Flyover Iceland ehf., (“Flyover Iceland”) a wholly-owned subsidiary of Esja, entered into a credit agreement and subsequently amended a €5.0 million (approximately $5.6 million U.S. dollars) credit facility (the “Flyover Iceland Credit Facility”) with a maturity date of September 1, 2027.

During the year ended December 31, 2025, the Company repaid the Flyover Iceland Credit Facility in full.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future maturities

Aggregate annual maturities of debt (excluding finance lease obligations) as of December 31, 2025 are as follows:

(in thousands)	Credit Facilities
Year ending December 31,
2026	$251
2027	267
2028	11,388
2029	—
2030	87,357
Total	$99,263

The aggregate annual maturities and the related amounts representing interest on finance lease obligations are included in Note 17 – Leases and Other.

NOTE 10. DERIVATIVE

Interest Rate Cap

On January 4, 2023, the Company entered into an interest rate cap agreement with an effective date of January 31, 2023. The interest rate cap managed exposure to interest rate increases on $300 million in SOFR-based borrowings under the Company’s prior 2021 Credit Facility and provided the Company with the right to receive payment if the one-month SOFR exceeded 5.0% (the “Strike Rate”). On December 31, 2024, the Company terminated and repaid in full the 2021 Credit Facility, which led to the termination of the related interest rate cap. As a result of the termination, the remaining balance in AOCL was reclassified to “Interest expense, net” in the Consolidated Statements of Operations.

The Company designated the interest rate cap as a cash flow hedge designed to hedge the variability of the SOFR-based interest payments on the prior 2021 Credit Facility. The fair value was determined using widely accepted valuation techniques and reflected the contractual terms of the interest rate cap including the price of the cap and the period to maturity. While there were no quoted prices in active markets, calculations used observable market-based inputs, including interest rate curves. Changes in the fair value of the interest rate cap were recorded in AOCL. Amounts accumulated in AOCL were reclassified to “Interest expense, net” in the Consolidated Statements of Operations when the hedged item affected earnings.

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

The fair value of material assets and liabilities measured at fair value on a recurring basis consisted of the following as of December 31, 2024:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other mutual funds (1)	$5,258	$5,258	$—	$—
Total assets at fair value on a recurring basis	$5,258	$5,258	$—	$—
(1)
Other mutual funds are included in “Other investments and assets” in the Consolidated Balance Sheet.

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. See Note 9 – Debt and Finance Lease Obligations for the estimated fair value of debt obligations. As of December 31, 2025, the Company did not hold any assets that required disclosure under the fair value guidance.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. INCOME (LOSS) PER SHARE

The components of basic and diluted income (loss) per share for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Income (loss) from continuing operations	$38,517	$(51,760)	$14,349
Net income attributable to non-redeemable noncontrolling interests	(13,641)	(6,557)	(7,836)
Net loss attributable to redeemable noncontrolling interests	—	1,258	401
Net income (loss) from continuing operations attributable to Pursuit	24,876	(57,059)	6,914
Adjustment to allocation to participating securities	—	15,409	215
Dividends paid on convertible preferred stock	—	(7,801)	(7,801)
Net income (loss) from continuing operations allocated to Pursuit common stockholders (basic)	24,876	(49,451)	(672)
(Loss) income from discontinued operations, net of tax	(2,208)	425,603	9,103
Adjustment to allocation to participating securities	—	(101,112)	(2,208)
Net (loss) income from discontinued operations allocated to Pursuit common stockholders (basic)	(2,208)	324,491	6,895
Net income allocated to Pursuit common stockholders	$22,668	$275,040	$6,223

Basic weighted-average outstanding common shares	28,198	21,419	20,855
Additional dilutive shares related to share-based compensation	191	—	—
Diluted weighted-average outstanding common shares	28,389	21,419	20,855

Income (loss) per common share:
Basic:
Continuing operations	$0.88	$(2.31)	$(0.03)
Discontinued operations	(0.08)	15.15	0.33
Basic income attributable to Pursuit common stockholders:	$0.80	$12.84	$0.30
Diluted:
Continuing operations	$0.88	$(2.31)	$(0.03)
Discontinued operations	(0.08)	15.15	0.33
Diluted income attributable to Pursuit common stockholders:	$0.80	$12.84	$0.30

The Company excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Unvested performance share-based awards	130	273	163
Stock options	91	173	380
Unvested restricted share-based awards	54	278	205

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. COMMON AND PREFERRED STOCK

Convertible Series A Preferred Stock

On August 5, 2020, the Company entered into an investment agreement with funds managed by private equity firm Crestview Partners (the “Investment Agreement”), relating to the issuance of 135,000 shares of newly issued Convertible Preferred Stock, for an aggregate purchase price of $135 million, or $1,000 per share. The $135 million issuance was offset in part by $9.2 million of expenses related to the capital raise.

On December 31, 2024, the Company effected the mandatory conversion (the “Conversion”) of all outstanding shares of the Convertible Preferred Stock into approximately 6.7 million shares of the Company’s common stock, par value $1.50 per share. The right to effect the Conversion was achieved on December 6, 2024, as a result of the Company’s common stock exceeding a volume-weighted-average price in excess of $42.50 for 20 out of 30 consecutive trading days pursuant to the terms of the Certificate of Designations governing the Convertible Preferred Stock.

While outstanding, the Convertible Preferred Stock carried a 5.5% cumulative quarterly dividend, which was payable in cash or in-kind at the Company’s option and was convertible at the option of the holders into shares of the Company’s common stock at a conversion price of $21.25 per share. During both the years ended December 31, 2024 and 2023, $7.8 million of dividends were declared, all of which were paid in cash.

Common Stock Repurchases

On August 6, 2025, the Company announced that its Board of Directors approved a new share repurchase authorization for up to $50 million of Pursuit’s common stock, which replaced and superseded the Company’s previous share repurchase authorization. Repurchases may be made from time to time at the Company’s discretion through open market purchases, including through Rule 10b5-1 trading plans, or otherwise, as market conditions and business considerations warrant. The Board of Directors’ authorization does not have an expiration date. During the year ended December 31, 2025, the Company repurchased 305,038 shares for an aggregate amount of $10.2 million, excluding any commission fees or excise tax imposed on stock repurchases as part of the Inflation Reduction Act of 2022. As of December 31, 2025, $39.8 million remained authorized and available for common stock repurchases. Treasury shares may be used to satisfy vestings of equity awards. See Note 3 – Share-Based Compensation.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCL by component for the years ended December 31, 2025 and 2024 included:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Pension and Postretirement Benefits, Net	Unrealized (Loss) Gain on Interest Rate Cap	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(35,340)	$(4,403)	$(651)	$(40,394)
Other comprehensive loss before reclassifications	(27,600)	(191)	—	(27,791)
Amounts reclassified from AOCL, net of tax	—	3,059	651	3,710
Net other comprehensive (loss) income	(27,600)	2,868	651	(24,081)
Balance as of December 31, 2024	$(62,940)	$(1,535)	$—	$(64,475)
Other comprehensive income before reclassifications	16,500	4,071	—	20,571
Amounts reclassified from AOCL, net of tax	—	2,101	—	2,101
Net other comprehensive income	16,500	6,172	—	22,672
Balance as of December 31, 2025	$(46,440)	$4,637	$—	$(41,803)

Amounts reclassified from AOCL that relate to defined benefit pension and postretirement plans include the amortization of prior service costs (credits) and actuarial net losses (gains) recognized during each period presented. The Company recorded these amounts as components of net periodic cost for each period presented. See Note 16 – Pension and Postretirement Benefits for additional information.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15. INCOME TAXES

The Company records current income tax expense for the amounts that it expects to report and pay on the Company’s income tax returns and deferred income tax expense for the change in the deferred tax assets and liabilities.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). Two provisions of the OBBBA may affect the Company in future tax years: (i) the reinstatement of an EBITDA-based limitation for deductible business interest expense under Internal Revenue Code (“IRC”) section 163(j), which may allow additional utilization of interest expense carryforwards, and (ii) the permanent restoration of 100% bonus depreciation, permitting accelerated tax depreciation deductions.

Income (loss) from continuing operations before income taxes consisted of the following for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Foreign	$80,289	$18,702	$53,688
United States	(25,270)	(64,137)	(26,410)
Income (loss) from continuing operations before income taxes	$55,019	$(45,435)	$27,278

Significant components of the income tax provision from continuing operations consisted of the following for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current:
United States:
Federal	$—	$(34)	$(83)
State	(11)	(13)	(6)
Foreign	(19,558)	(9,524)	(13,138)
Total current	(19,569)	(9,571)	(13,227)
Deferred:
United States:
Federal	2,468	68	—
State	—	23	—
Foreign	599	3,155	298
Total deferred	3,067	3,246	298
Income tax expense	$(16,502)	$(6,325)	$(12,929)

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company is subject to income tax in the jurisdictions in which it operates. A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,
	2025		2024		2023
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(11,554)	21.0%	$9,541	21.0%	$(5,730)	21.0%
State and local income taxes, net of federal income tax effect	—	—	9	—	(6)	—
Foreign tax effects
Canada
Federal statutory tax rate differential between Canada and US	3,764	(6.8)%	1,518	3.3%	2,839	(10.4)%
Subnational income taxes
Alberta	(4,623)	8.4%	(2,323)	(5.1)%	(3,242)	11.9%
British Columbia	(602)	1.1%	(121)	(0.3)%	(783)	2.9%
Changes in valuation allowances	1,049	(1.9)%	(1,110)	(2.4)%	(297)	1.1%
Return to provision adjustments	(813)	1.5%	95	0.2%	54	(0.2)%
Other	(530)	1.0%	19	—	10	—
Iceland
Changes in valuation allowances	(283)	0.5%	(718)	(1.6)%	(155)	0.6%
Other	34	(0.1)%	(204)	(0.4)%	11	—
Costa Rica
Foreign rate differential	(108)	0.2%	—	—	—	—
Changes in valuation allowances	(4,881)	8.9%	(13,326)	(29.3)%	(2,452)	9.0%
Pension Terminations	2,242	(4.1)%	—	—	—	—
Other adjustments	(197)	0.3%	295	0.7%	(1,347)	4.8%
Write-off of tax attributes	—	—	—	—	(1,831)	6.7%
Effective tax rate	$(16,502)	30.0%	$(6,325)	(13.9)%	$(12,929)	47.4%

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of deferred income tax assets and liabilities included in the Consolidated Balance Sheets consisted of the following as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$24,412	$18,822
Deferral of United States interest deductions	17,449	14,644
Pension, compensation, and other employee benefits	6,337	9,767
Leases	3,459	2,809
Tax credit carryforwards	1,709	1,935
Accrued liabilities and reserves	42	2,459
Other deferred income tax assets	9,084	9,117
Total deferred tax assets	62,492	59,553
Valuation allowance	(46,717)	(43,558)
Foreign deferred tax assets included above	(2,587)	(2,454)
United States net deferred tax assets	13,188	13,541
Deferred tax liabilities:
Property and equipment	(32,988)	(23,053)
Goodwill and other intangible assets	(11,667)	(7,301)
Leases	(170)	(447)
Other deferred income tax liabilities	(4,856)	(8,305)
Total deferred tax liabilities	(49,681)	(39,106)
Foreign deferred tax liabilities included above	(36,493)	(25,565)
United States net deferred tax liabilities included above	(13,188)	(13,541)
United States net deferred tax assets (liabilities)	$—	$—

The Company has $152.8 million of federal and state net operating losses (“NOLs”), the majority of which can be carried forward indefinitely. As of December 31, 2025, the Company has $65.8 million of U.S. interest deductions deferred indefinitely under Section 163(j) of the IRC, and $1.7 million of foreign tax credits and general business credits carryforwards.

The Company uses significant judgment in forming conclusions regarding the recoverability of the Company’s deferred tax assets and evaluate all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. In determining the recoverability of deferred assets, the Company considered its cumulative loss incurred over the three-year period ended December 31, 2025, in each tax jurisdiction. Given the weight of objectively verifiable historical losses from operations, the Company recorded a valuation allowance on the net deferred tax assets in the U.S. and its Flyover operations in Iceland. The Flyover Iceland NOLs may be carried over for 10 years and some will begin expiring in 2028. During 2025, the Company restructured its Canadian operations and fully utilized its Canadian NOL carryforwards.

The Company exercises judgment in determining the income tax provision for positions taken on prior returns when the ultimate tax determination is uncertain. There were no uncertain positions recorded as of December 31, 2025 for the continuing operations after the GES Sale.

In 2025, the Company finalized the audit of its 2019 through 2021 Canadian tax years with no material adjustments. U.S. federal tax years and various state tax years from 2020 through 2024 remain subject to examination, primarily due to the utilization of the carryforward of the Company’s NOLs and deferral of its US interest deductions. The tax years 2022 through 2024 remain subject to examination by various other foreign taxing jurisdictions.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income taxes paid (net of refunds) consisted of the following for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Federal	$4,318	$101	$33
State	7,186	45	15
Foreign
Canada - federal and other	4,751	8,011	8,466
Alberta	2,405	3,296	4,047
Total Canada	7,156	11,307	12,513
Iceland	2,908	1,723	561
Costa Rica	1,438	—	—
Total foreign	11,502	13,030	13,074
Total	$23,006	$13,176	$13,122

Income tax payments in 2025 include $10.5 million paid to combined and consolidated U.S. federal and state taxing authorities related to discontinued operations and gains from the GES Sale. In addition, the Company made a $1.0 million final payment related to the remaining IRC section 965 transition tax liability enacted by the Tax Cuts and Jobs Act.

Details of the Company’s deferred tax valuation allowance consisted of the following for the years ended December 31, 2025, 2024, and 2023:

		Additions		Deductions
(in thousands)	Balance as of Beginning of Year	Charged to Expense	Charged to Other Accounts (1)	Write-Offs (2)	Other (3)	Balance as of End of Year
Deferred tax valuation allowance:
December 31, 2023	$70,323	$3,071	$—	$(1,831)	$968	$72,531
December 31, 2024	72,531	15,660	(44,011)	—	(622)	43,558
December 31, 2025	43,558	3,588	—	—	(429)	46,717

(1)
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

NOTE 16. PENSION AND POSTRETIREMENT BENEFITS

Domestic Plans

The Company has frozen defined benefit pension plans held in trust for certain employees which it funded. The Company also maintains certain unfunded defined benefit pension plans, which provide supplemental benefits to select management employees. These plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations.

The Company also has certain defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, obligations for these benefits are retained for retirees of certain sold businesses. While the plans have no funding requirements, the Company has typically funded the plans. During the year ended December 31, 2025, the Company communicated the termination of the defined benefit postretirement plans for medical and life insurance to applicable participants. The termination is expected to be complete during the year ending December 31, 2026, with the accumulated other comprehensive income related to the plan being recognized in the consolidated statement of operations during the year. As a result of the announcement of termination, the liability related to the Medical Retiree Plan was reduced by $5.2 million, and that reduction will be amortized to other expense, net, through the termination date of the Retiree Medical Plan.

During the year ended December 31, 2024, the Company communicated the termination of the Giltspur, Inc. Employees’ Pension Plan, which was frozen in 1996, to applicable participants. The plan had $9.3 million in assets and $10.4 million in estimated obligations on a liquidation basis of accounting as of December 31, 2024, and termination was completed during the year ended December 31, 2025,

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

which resulted in a reclassification of net expense comprised of previously recorded prior service credit and net actuarial loss within AOCL to other expense, net of approximately $5.4 million.

The components of net periodic benefit cost of the Company’s pension plans recognized in other comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023 consisted of the following:

Pension Plans	December 31,
(in thousands)	2025	2024	2023
Net periodic benefit cost:
Recognized net actuarial loss	$6,237	$332	$291
Interest cost	475	809	845
Amortization of prior service credit	(441)	(38)	(38)
Expected return on plan assets	(130)	(161)	(126)
Net periodic benefit cost	6,141	942	972
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss (gain)	165	(746)	198
Reversal of amortization item:
Net actuarial loss	(6,237)	(332)	(291)
Prior service credit	441	38	38
Total recognized in other comprehensive income (loss)	(5,631)	(1,040)	(55)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$510	$(98)	$917

The components of net periodic benefit cost (gain) of the Company’s postretirement benefit plans recognized in other comprehensive income (loss) during the years ended December 31, 2025, 2024, and 2023 consisted of the following:

Postretirement Benefit Plans	December 31,
(in thousands)	2025	2024	2023
Net periodic benefit (gain) cost:
Amortization of prior service (credit) cost	$(1,015)	$75	$114
Interest cost	297	346	347
Service cost	12	25	21
Recognized net actuarial gain	(429)	(294)	(200)
Net periodic benefit (gain) cost	(1,135)	152	282
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Prior service credit	(5,173)	(433)	—
Net actuarial loss (gain)	281	(1,543)	125
Reversal of amortization items:
Prior service credit (cost)	1,015	(75)	(114)
Net actuarial gain	429	294	200
Total recognized in other comprehensive income (loss)	(3,448)	(1,757)	211
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(4,583)	$(1,605)	$493

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table indicates the funded status of the plans as of December 31, 2025 and 2024:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2025	2024	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation as of beginning of year	$10,360	$11,420	$5,662	$5,834	$5,738	$7,699
Benefits paid	(11,083)	(1,030)	(1,311)	(595)	(523)	(404)
Actuarial adjustments	523	(564)	(475)	148	329	(1,495)
Interest cost	200	534	275	275	297	346
Service cost	—	—	—	—	12	25
Plan amendments	—	—	—	—	(5,173)	(433)
Benefit obligation as of end of year	—	10,360	4,151	5,662	680	5,738
Change in plan assets:
Fair value of plan assets as of beginning of year	9,266	9,122	—	—	—	—
Benefits paid	(11,083)	(1,030)	(1,311)	(595)	(523)	(404)
Company contributions	1,804	683	1,311	595	523	404
Actual return on plan assets	13	491	—	—	—	—
Fair value of plan assets as of end of year	—	9,266	—	—	—	—
Funded status as of end of year	$—	$(1,094)	$(4,151)	$(5,662)	$(680)	$(5,738)

The net amounts recorded in the Consolidated Balance Sheets under the captions “Other deferred items and liabilities” and “Other current liabilities” as of December 31, 2025 and 2024, are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2025	2024	2025	2024	2025	2024
Other current liabilities	$—	$1,094	$4,151	$559	$680	$503
Non-current liabilities	—	—	—	5,103	—	5,235
Net amount recognized	$—	$1,094	$4,151	$5,662	$680	$5,738

Gross, before tax amounts recorded in AOCL as of December 31, 2025 and 2024, are as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Total	Total
(in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Net actuarial loss (gain)	$—	$5,494	$(56)	$521	$(1,263)	$(2,013)	$(1,319)	$4,002
Prior service (credit) cost	—	(441)	—	—	(4,158)	(8)	(4,158)	(449)

The fair value of the domestic plans’ assets by asset class as of December 31, 2024 are as follows:

		Fair Value Measurements at December 31, 2024
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,114	$5,114	$—	$—
Equity securities	3,327	3,327	—	—
Cash	825	825	—	—
Total	$9,266	$9,266	$—	$—

Historically, the Company employed a total return investment approach whereby a mix of equities and fixed income securities were used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance was established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contained a diversified blend of equity and fixed income securities. Furthermore, equity securities were diversified across U.S. and non-U.S. stocks, as well as growth and value. Investment risk was measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following pension and postretirement benefit payments are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans
2026	$—	$4,193	$694

Foreign Pension Plans

Certain of the Company’s foreign operations also maintain defined benefit pension plans held in trust for certain employees which are funded by the Company, and unfunded defined benefit pension plans providing supplemental benefits to select management employees. These plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations.

During the year ended December 31, 2024, the Company froze, and communicated the termination of, the Retirement Plan for Management Employees of Brewster Inc to applicable participants. The termination of the plan, which had $5.5 million in assets and $6.0 million in estimated obligations on a termination accounting basis as of December 31, 2025, is expected to be completed during the year ending December 31, 2026.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) during the years ended December 31, 2025, 2024, and 2023 consisted of the following:

Foreign Pension Plans	December 31,
(in thousands)	2025	2024	2023
Net periodic benefit cost:
Interest cost	$295	$308	$335
Expected return on plan assets	(206)	(315)	(330)
Amortization of prior service cost	42	—	—
Recognized net actuarial loss	26	95	105
Service cost	—	201	176
Net periodic benefit cost	157	289	286
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss (gain)	438	(282)	5
Prior service cost	—	42	—
Reversal of amortization items:
Prior service cost	(42)	—	—
Net actuarial loss	(26)	(95)	(105)
Total recognized in other comprehensive income (loss)	370	(335)	(100)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$527	$(46)	$186

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the funded status of the plans as of December 31, 2025 and 2024:

	Funded Plans		Unfunded Plans
(in thousands)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$5,520	$6,262	$778	$868
Benefits paid	(324)	(406)	(83)	(85)
Interest cost	262	270	33	37
Actuarial adjustments	257	(208)	16	25
Service cost	—	201	—	—
Plan amendments	—	42	—	—
Curtailments	—	(158)	—	—
Translation adjustment	269	(483)	37	(67)
Benefit obligation at end of year	5,984	5,520	781	778
Change in plan assets:
Fair value of plan assets at beginning of year	5,498	6,037	—	—
Benefits paid	(324)	(406)	(83)	(85)
Company contributions	63	79	83	85
Actual return on plan assets	43	263	—	—
Translation adjustment	260	(475)	—	—
Fair value of plan assets at end of year	5,540	5,498	—	—
Funded status at end of year	$(444)	$(22)	$(781)	$(778)

The net amounts recognized in the Consolidated Balance Sheets under the captions “Other deferred items and liabilities” and “Other current liabilities” as of December 31, 2025 and 2024 were as follows:

	Funded Plans		Unfunded Plans
(in thousands)	2025	2024	2025	2024
Other current liabilities	$444	$22	$82	$78
Non-current liabilities	—	—	699	700
Net amount recognized	$444	$22	$781	$778

Gross, pre tax net actuarial losses and prior service costs for the foreign plans recognized in AOCL were $2.1 million as of December 31, 2025 and $1.2 million as of December 31, 2024.

The fair value information related to the foreign pension plans’ assets is summarized in the following tables as of December 31, 2025 and 2024:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$3,196	$3,196	$—	$—
Cash	2,344	2,344	—	—
Total	$5,540	$5,540	$—	$—

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Fixed income securities	$4,604	$4,604	$—	$—
Equity securities	811	811	—	—
Other	83	83	—	—
Total	$5,498	$5,498	$—	$—

The following payments are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans
2026	$6,030	$84
2027	$—	$82
2028	$—	$80
2029	$—	$77
2030	$—	$75
2031-2035	$—	$324

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

The accumulated benefit obligations in excess of plan assets as of December 31, 2025 and 2024 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans
(in thousands)	2025	2024	2025	2024
Projected benefit obligation	$—	$10,360	$4,151	$5,662
Accumulated benefit obligation	$—	$10,360	$4,151	$5,662
Fair value of plan assets	$—	$9,266	$—	$—

	Foreign Plans
	Funded Plans		Unfunded Plans
(in thousands)	2025	2024	2025	2024
Projected benefit obligation	$5,984	$5,520	$781	$778
Accumulated benefit obligation	$5,984	$5,520	$781	$778
Fair value of plan assets	$5,540	$5,498	$—	$—

Contributions

In aggregate for both the domestic and foreign plans, the Company anticipates contributing $0.5 million to the funded pension plans, $4.3 million to the unfunded pension plans, and $0.7 million to the postretirement benefit plans during the year ending December 31, 2026.

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations as of December 31, 2025 and 2024 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2025	2024	2025	2024	2025	2024	2025	2024
Discount rate	—	5.43%	4.07%	5.55%	4.07%	5.63%	4.68%	4.75%

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-average assumptions used to determine net periodic benefit costs as of December 31, 2025 and 2024 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2025	2024	2025	2024	2025	2024	2025	2024
Discount rate	5.43%	4.94%	5.56%	4.94%	5.63%	4.98%	4.70%	4.60%
Expected return on plan assets	6.15%	5.55%	N/A	N/A	N/A	N/A	2.79%	4.70%

Other Employee Benefits

The Company matches U.S. employee contributions to the 401(k) Plan with shares of the Company’s common stock held in treasury up to 100% of the first 3% of a participant’s salary plus 50% of the next 2%. The expense associated with the match was $0.8 million, $0.7 million, and $0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

NOTE 17. LEASES AND OTHER

The balance sheet presentation of the Company’s operating and finance leases as of December 31, 2025 and 2024 was as follows:

		December 31,
(in thousands)	Classification on the Consolidated Balance Sheet	2025	2024
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$26,297	$26,765
Finance lease right-of-use assets, net	Property and equipment, net	52,488	48,103
Total lease right-of-use assets		$78,785	$74,868

Liabilities:
Current:
Operating lease obligations	Other current liabilities	$3,352	$3,084
Finance lease obligations	Other current liabilities	1,259	883
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	35,339	36,336
Finance lease obligations	Long-term debt and finance lease obligations	58,571	57,684
Total lease liabilities		$98,521	$97,987

During the year ended December 31, 2024, the Company determined that the carrying value of certain assets of its Las Vegas Flyover attraction asset group were not recoverable and were in excess of fair value, and accordingly, the Company recorded impairment charges of $5.1 million against operating lease right-of-use assets and $0.5 million against finance lease right-of-use assets.

The components of lease expense for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$2,339	$2,030
Interest on lease liabilities	5,422	5,379
Operating lease cost	6,453	6,432
Short-term lease cost	3,073	3,016
Variable lease cost	307	124
Total lease cost, net	$17,594	$16,981

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other information related to operating and finance leases for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,115	$6,646
Operating cash flows from finance leases	$6,233	$6,030
Financing cash flows from finance leases	$961	$3,021
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,768	$2,407

The weighted-average remaining lease terms and discount rates for operating and finance leases as of December 31, 2025 and 2024 were:

	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	9.9	10.8
Finance leases	33.8	35.0
Weighted-average discount rate:
Operating leases	7.3%	7.3%
Finance leases	9.2%	9.2%

As of December 31, 2025, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, included:

(in thousands)	Operating Leases	Finance Leases	Total
2026	$5,682	$7,166	$12,848
2027	5,860	6,245	12,105
2028	5,675	6,079	11,754
2029	5,688	6,079	11,767
2030	5,564	6,079	11,643
Thereafter	27,860	164,130	191,990
Total future lease payments	56,329	195,778	252,107
Less: Amount representing interest	(17,638)	(135,948)	(153,586)
Present value of minimum lease payments	38,691	59,830	98,521
Current portion	(3,352)	(1,259)	(4,611)
Long-term portion	$35,339	$58,571	$93,910

As of December 31, 2025, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that the Company owns include:

(in thousands)
2026	$1,956
2027	1,194
2028	990
2029	854
2030	720
Thereafter	1,280
Total minimum rental income	$6,994

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18. LITIGATION, CLAIMS, CONTINGENCIES, AND OTHER

Litigation and Regulatory Proceedings

The Company is plaintiff or defendant in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against us. Although the amount of liability as of December 31, 2025 with respect to unresolved legal matters is not ascertainable, the Company believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on its business, financial position, or results of operations.

On July 18, 2020, one of the Company’s off-road Ice Explorers was involved in an accident while enroute to the Athabasca Glacier, resulting in three fatalities and multiple other serious injuries. The Company immediately reported the accident to its relevant insurance carriers, who have supported the investigation and subsequent claims relating to the accident. In May 2023, the Company resolved charges from the Canadian office of Occupational Health and Safety in relation to this accident, resulting in fines and related payments in an aggregate amount of $0.5 million Canadian dollars (approximately $0.3 million U.S. dollars). The Company continues to manage its legal defense of various claims from the victims and their families. In addition, the Company believes that its reserves and, subject to customary deductibles, insurance coverage is sufficient to cover potential claims related to this accident.

The Company is subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which it has or had operations. If the Company were to fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and it could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, the Company also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. As of December 31, 2025, the Company had environmental remediation liabilities of $1.1 million related to previously sold operations. Although the Company is a party to certain environmental disputes, it believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations.

Guarantees

As of December 31, 2025, the Company had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the Consolidated Financial Statements and relate to leased facilities and equipment leases entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary cannot meet its own payment obligations. The maximum potential amount of future payments that would be required under all guarantees existing as of December 31, 2025 would be approximately $40.9 million. These guarantees relate to the Company’s leased equipment and facilities through December 2038. There are no recourse provisions that would enable a recovery from third parties for any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which the Company could recover payments.

Following the sale of the GES Business, certain facility lease guarantees remained in place for lease payments of approximately $20.0 million. Truelink Capital has agreed to indemnify the Company for any lease obligations; however, if Truelink fails to make the required payments under the facility lease agreements, the Company could be required to satisfy those obligations. Accordingly, as of December 31, 2025, Pursuit has recorded a lease liability for the estimated fair value of the facility lease guarantees of approximately $0.5 million, with remaining lease terms extending through 2033.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19. SEGMENT INFORMATION

The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer. An operating segment is defined as a component of an enterprise that engages in business activities for which discrete financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and assess performance. The Company’s CODM manages the business on a consolidated basis for the purpose of allocating resources and assessing performance, and accordingly, the Company has a single operating and reportable segment. Revenue is derived through the Company’s collection of travel experiences including attractions and hospitality, along with integrated restaurants, retail, and transportation.

The Company’s CODM assesses performance of its single reportable segment and decides how to allocate resources based on income from continuing operations, which is reported on the Consolidated Statements of Operations as “Income (loss) from continuing operations.” The Company’s CODM also uses income from continuing operations to monitor actual results versus its forecasted budget, which is used in assessing performance and in establishing management compensation. The CODM does not use a measure of segment assets to evaluate segment performance or in deciding how to allocate resources.

The accounting policies of the Company’s reportable segment are the same as those described in Note 1 – Organization and Summary of Significant Accounting Policies.

The financial information, including significant single segment expense categories regularly provided to the Company’s CODM, are included in the following table including a reconciliation to income (loss) from continuing operations for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Total revenue	$452,417	$366,488	$350,285
Costs and expenses:
Cost of food, beverage, and retail products sold	$34,623	$31,121	$31,903
Operating labor expenses (1)	102,659	94,067	89,120
Other segment expenses (2)	123,468	120,153	99,785
Selling, general, and administrative expenses	80,093	57,795	56,763
Depreciation and amortization	46,070	42,960	37,929
Interest expense, net	8,823	14,182	5,963
Other expense, net	1,662	4,073	1,544
Impairment charges	—	47,572	—
Total costs and expenses	397,398	411,923	323,007
Income (loss) from continuing operations before income taxes	55,019	(45,435)	27,278
Income tax expense	(16,502)	(6,325)	(12,929)
Income (loss) from continuing operations	$38,517	$(51,760)	$14,349

(1) Operating labor expenses consist of wages, incentives, benefits, and employer taxes.

(2) Other segment expenses, exclusive of depreciation and amortization, primarily include insurance expense, royalty fees, utilities, operating lease expense, property tax expense, and credit card fees.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Areas

The Company’s foreign operations from continuing operations are primarily in Canada, Iceland, and Costa Rica. Long-lived assets are attributed to domestic or foreign based principally on the physical location of the assets. Long-lived assets consist of “Property and equipment, net” and “Other investments and assets.” The table below presents the financial information by major geographic area:

	December 31,
(in thousands)	2025	2024	2023
Revenue:
Canada	$244,698	$192,540	$201,743
U.S.	132,447	119,528	103,861
Iceland	62,208	54,420	44,681
Costa Rica ⁽¹⁾	13,064	—	—
Total revenue	$452,417	$366,488	$350,285
Long-lived assets:
Canada	$315,100	$276,364	$299,265
U.S.	234,854	201,244	203,332
Iceland	60,198	55,445	56,639
Costa Rica ⁽¹⁾	39,148	—	—
Total long-lived assets	$649,300	$533,053	$559,236

(1) The financial results and assets of Tabacón are consolidated in the Company’s financial statements prospectively from the July 1, 2025 acquisition date. See Note 4 – Acquisitions for additional information.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

As a result of the retrospective changes associated with the GES Sale, which are reflected as discontinued operations for all periods presented, the following table sets forth selected unaudited consolidated quarterly financial information that have been adjusted to reflect these presentation changes.

	Year Ended December 31,
	2025				2024
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$37,579	$116,743	$241,022	$57,073	$37,231	$101,201	$182,257	$45,799
(Loss) income from continuing operations before income taxes	$(33,087)	$10,617	$105,754	$(28,265)	$(31,517)	$3,908	$61,048	$(78,874)

(Loss) income from continuing operations	$(31,221)	$7,596	$87,983	$(25,841)	$(29,863)	$1,136	$50,541	$(73,574)
(Loss) income from discontinued operations, net of tax	(131)	1,135	(2,882)	(330)	3,620	29,742	5,323	386,918
Net (loss) income	(31,352)	8,731	85,101	(26,171)	(26,243)	30,878	55,864	313,344
Net loss (income) attributable to non-redeemable noncontrolling interests	216	(3,085)	(11,248)	476	923	(1,807)	(7,178)	1,505
Net loss (income) attributable to redeemable noncontrolling interests	—	—	—	—	203	240	(71)	886
Net (loss) income attributable to Pursuit	$(31,136)	$5,646	$73,853	$(25,695)	$(25,117)	$29,311	$48,615	$315,735
Basic income (loss) per common share: (1)
Continuing operations attributable to Pursuit common stockholders	$(1.10)	$0.16	$2.71	$(0.90)	$(1.46)	$(0.09)	$1.49	$(2.52)
Discontinued operations attributable to Pursuit common stockholders	(0.01)	0.04	(0.10)	(0.01)	0.17	1.07	0.19	13.33
Net income (loss) attributable to Pursuit common stockholders	$(1.11)	$0.20	$2.61	$(0.91)	$(1.29)	$0.98	$1.68	$10.81
Diluted income (loss) per common share: (1)
Continuing operations attributable to Pursuit common stockholders	$(1.10)	$0.16	$2.70	$(0.90)	$(1.46)	$(0.09)	$1.46	$(2.52)
Discontinued operations attributable to Pursuit common stockholders	(0.01)	0.04	(0.10)	(0.01)	0.17	1.07	0.19	13.33
Net income (loss) attributable to Pursuit common stockholders	$(1.11)	$0.20	$2.60	$(0.91)	$(1.29)	$0.98	$1.65	$10.81

(1) Income (loss) per share calculations for each quarter are based on the weighted average shares outstanding for that period. As a result, the sum of the quarterly amounts may not equal the annual per share amount.

NOTE 21. SUBSEQUENT EVENT

Flyover Attractions Sale

On January 21, 2026, Pursuit entered into a definitive agreement to sell the Flyover Attractions to Brogent for approximately $78.4 million in cash, subject to customary post-closing adjustments. The transaction is expected to close in the spring of 2026, pending regulatory approvals and customary closing conditions. The Company does not expect to recognize an impairment associated with the sale of the Flyover Attractions, and does not expect to account for the sale as a discontinued operation.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2025.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting using the criteria described in the “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2025. In accordance with the SEC’s published guidance, our management has excluded from its assessment the internal control over financial reporting of certain elements of internal controls at Tabacón, which we acquired on July 1, 2025. Those elements of Tabacón’s internal controls over financial reporting that have been excluded represent approximately 0.3% of total assets and approximately 3% of total revenue of the Company as of and for the year ended December 31, 2025. Based on our assessment, we concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to the effectiveness of our internal control over financial reporting.

ITEM 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, director nomination procedures, and the Audit Committee of our Board of Directors will be included in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025 (the “Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” (if applicable), and are incorporated herein by reference.

Our written code of ethics (the “Code of Ethics”), applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on our corporate website at https://investors.pursuit.com/governance/governance-documents/default.aspx. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Ethics that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees. In addition, it is our intent to comply with the applicable laws and regulations relating to insider trading. A copy of our insider trading policy is included as an exhibit to this Form 10-K.

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

ITEM 14. Principal AccountANT Fees and Services

Information regarding principal accountant fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement under the caption “Ratification of the Selection of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for 2026” and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits AND Financial Statement Schedules

(a)
Financial Statements and Schedules

See Index to Financial Statements for Consolidated Financial Statements in Item 8 of this Form 10-K. Financial statement schedules listed under the SEC rules are omitted because they are not applicable, or the required information is provided in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(b)
Exhibit Index

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

2.1		Equity Purchase Agreement, dated as of October 20, 2024, by and among Viad Corp and TL Voltron Purchaser, LLC.	8-K		2.1	10/21/2024

3.1		Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004.	10-Q	6/30/2004	3.A	8/9/2004

3.2		Amendment to the Restated Certificate of Incorporation of Pursuit Attractions and Hospitality, Inc.	8-K		3.1	1/3/2025

3.3		Amended and Restated Bylaws of Pursuit Attractions and Hospitality, Inc.	8-K		3.1	12/10/2025

4.1		Registration Rights Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		4.1	8/5/2020

4.2		Description of Pursuit Attractions and Hospitality, Inc.’s Securities.	10-K	12/31/2024	4.2	3/17/2025

10.1	+	2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan, amended and restated effective May 24, 2022.	10-K	12/31/2024	10.1	3/17/2025

10.2	+	Form of Management Incentive Plan (MIP) Administrative Guidelines, effective February 27, 2018, pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan.	10-K	12/31/2017	10.B4	2/28/2018

10.3	+	Form of Management Incentive Plan, effective as of February 27, 2018, pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan.	10-K	12/31/2017	10.B5	2/28/2018

10.4	+	Form of Restricted Stock Units Agreement, effective as of May 26, 2022, pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan.	10-K	12/31/2022	10.B10	2/28/2023

10.5	+	Form of Performance Stock Unit Agreement pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan.	10-Q	3/31/2024	10.2	5/3/2024

10.6	+	Form of Restricted Stock Unit Agreement - Employees, effective as of February 25, 2025, pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan.	10-Q	3/31/2025	10.1	5/9/2025

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.7	+	Form of Restricted Stock Unit Agreement – Non-Employee Directors, effective as of February 25, 2025, pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan.	10-Q	3/31/2025	10.2	5/9/2025

10.8	+	Form of Restricted Stock Unit Agreement – Non-Employee Directors (Crestview), effective as of February 25, 2025, pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan.	10-Q	3/31/2025	10.3	5/9/2025

10.9	+	Form of Performance Stock Unit Agreement, effective as of February 25, 2025, pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan.	10-Q	3/31/2025	10.4	5/9/2025

10.10	+	Pursuit Attractions and Hospitality, Inc. Executive Severance Plan and Form of Participation Agreement.	8-K		10.1	12/10/2025

10.11	+	Participation Agreement, dated December 9, 2025, between Pursuit Attractions and Hospitality, Inc. and David Barry.	8-K		10.2	12/10/2025

10.12	+	Offer Letter, dated as of October 20, 2024, between Viad Corp and David Barry.	8-K		10.1	10/21/2024

10.13	* +	Offer Letter, dated as of October 29, 2024, between Pursuit Attractions and Hospitality, Inc. and Michael “Bo” Heitz.

10.14	* +	Offer Letter, dated as of May 13, 2025, between Pursuit Attractions and Hospitality, Inc. and Michael L. Bosco.

10.15	+	Form of Incentive Bonus Agreement.	8-K		10.3	10/21/2024

10.16	+	Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A.	8-K		10.A	8/29/2007

10.17	+	Viad Corp Defined Contribution Supplemental Executive Retirement Plan, effective as of January 1, 2013.	8-K		10.E	3/5/2013

10.18		Stockholders Agreement, dated August 5, 2020, by and among Viad Corp, Crestview IV VC TE Holdings, LLC, Crestview IV VC Holdings, L.P., and Crestview IV VC CI Holdings, L.P.	8-K		10.2	8/5/2020

10.19	+	Form of Indemnification Agreement.	8-K		10.4	8/5/2020

10.20	+	Form of Crestview Designee Indemnification Agreement.	8-K		10.5	8/5/2020

10.21	#	Credit Agreement, dated January 3, 2025, by and among Pursuit Attractions and Hospitality, Inc. and the lenders party thereto.	8-K		10.1	1/7/2025

10.22	*	First Amendment, dated February 28, 2025, to the Credit Agreement dated January 3, 2025, by and among Pursuit Attractions and Hospitality, Inc. and the lenders party thereto.

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date
10.23	#	Second Amendment, dated September 26, 2025, to the Credit Agreement, dated January 3, 2025, by and among Pursuit Attractions and Hospitality, Inc. and the lenders party thereto.	10-Q	9/30/2025	10.1	11/6/2025

10.24	#†	Share Purchase Agreement, dated July 1, 2025, by and among Pursuit Attractions and Hospitality, Inc. and the shareholders of Inversiones Turísticas Arenal, S.A. named therein.	8-K		10.1	7/8/2025

10.25	*#

Equity Purchase Agreement, dated as of January 21, 2026, by and among Pursuit Attractions and Hospitality, Inc., Pursuit Investment Holdings, Inc., Brewster Inc., Flyover Attractions B.V. and Brogent Technologies, Inc.

19.1		Pursuit Attractions and Hospitality, Inc. Insider Trading Policy.	10-K	12/31/2024	19.1	3/17/2025

21.1	*	List of Pursuit Attractions and Hospitality, Inc. Subsidiaries.

23.1	*	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Forms S-8 and S-3 of its report contained in this Annual Report.

31.1	*	Certification of Chief Executive Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97		Incentive Compensation Recoupment Policy.	10-K	12/31/2023	97	3/1/2024

101.INS	**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104	**	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement.

# Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission and its staff upon its request.

† Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted as the registrant has determined that the omitted information is (i) not material and (ii) the type of information that the registrant customarily and actually treats as private or confidential.

ITEM 16. Form 10-K summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2026.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

By:	/s/ David W. Barry
David W. Barry
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2026.

/s/ David W. Barry	/s/ Michael J. Heitz
David W. Barry	Michael J. Heitz
President and Chief Executive Officer, Director of Pursuit Attractions and Hospitality, Inc.	Chief Financial Officer of Pursuit Attractions and Hospitality, Inc.
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Michael L. Bosco
Michael L. Bosco
Chief Accounting Officer of Pursuit Attractions and Hospitality, Inc.
(Principal Accounting Officer)

/s/ Jill H. Bright	/s/ Denise M. Coll
Jill H. Bright	Denise M. Coll
Director of Pursuit Attractions and Hospitality, Inc.	Director of Pursuit Attractions and Hospitality, Inc.

/s/ Beverly K. Carmichael	/s/ Virginia L. Henkels
Beverly K. Carmichael	Virginia L. Henkels
Director of Pursuit Attractions and Hospitality, Inc.	Director of Pursuit Attractions and Hospitality, Inc.

/s/ Brian P. Cassidy	/s/ Joshua E. Schechter
Brian P. Cassidy	Joshua E. Schechter
Director of Pursuit Attractions and Hospitality, Inc.	Director of Pursuit Attractions and Hospitality, Inc.