Form 10-Q
period 2026-03-31
Pursuit Attractions & Hospitality, Inc.
filed 2026-05-06
CIK 884219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 4, 2026, there were 27,318,490 shares of common stock outstanding.

For periods presented in this report, unless otherwise stated or as the context otherwise requires, references to, “we,” “us,” “our,” “the Company,” and “Pursuit” refer to Pursuit Attractions and Hospitality, Inc. and our consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)	March 31, 2026	December 31, 2025	March 31, 2025
Assets
Current assets
Cash and cash equivalents	$34,500	$31,118	$22,801
Accounts receivable, net of allowances	7,503	9,151	10,735
Inventories	11,565	12,105	11,276
Prepaid assets	27,935	8,676	23,142
Current assets held for sale	122,816	—	—
Other current assets	1,071	2,606	32,094
Total current assets	205,390	63,656	100,048
Property and equipment, net	585,432	649,330	529,586
Other investments and assets	1,393	79	6,896
Operating lease right-of-use assets	9,681	26,297	27,561
Goodwill	128,332	150,414	103,469
Other intangible assets, net	74,679	75,649	65,004
Total Assets	$1,004,907	$965,425	$832,564
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,351	$21,002	$20,748
Contract liabilities	24,317	14,478	22,057
Accrued compensation	7,376	11,782	10,991
Current liabilities held for sale	53,109	—	—
Other current liabilities	27,533	31,528	37,925
Total current liabilities	133,686	78,790	91,721
Long-term debt and finance lease obligations	219,230	155,020	75,195
Long-term operating lease obligations	7,217	35,339	36,481
Other deferred items and liabilities	33,112	35,892	39,822
Total liabilities	393,245	305,041	243,219
Commitments and contingencies
Stockholders’ equity
Pursuit stockholders’ equity:
Common stock, $1.50 par value, 200,000 shares authorized, 27,449, 28,009, and 28,248 shares outstanding, respectively	47,413	47,413	47,413
Additional capital	677,564	685,714	673,971
Retained earnings	32,308	57,246	2,561
Accumulated other comprehensive loss	(38,259)	(41,803)	(64,495)
Common stock in treasury, at cost, 4,160, 3,611, and 3,372 shares, respectively	(185,110)	(166,737)	(161,596)
Total Pursuit stockholders’ equity	533,916	581,833	497,854
Non-redeemable noncontrolling interests	77,746	78,551	91,491
Total stockholders’ equity	611,662	660,384	589,345
Total Liabilities and Stockholders’ Equity	$1,004,907	$965,425	$832,564

See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Revenue:
Ticket, rooms, transportation, and other services revenue	$41,229	$29,734
Food, beverage, and retail products revenue	10,413	7,845
Total revenue	51,642	37,579
Costs and expenses:
Cost of food, beverage, and retail products sold	2,988	2,285
Operating expenses (exclusive of depreciation and amortization shown separately below)	42,212	34,906
Selling, general, and administrative expenses	19,213	20,686
Depreciation and amortization	9,676	10,968
Interest expense, net	2,655	1,464
Other expense, net	834	357
Total costs and expenses	77,578	70,666
Loss from continuing operations before income taxes	(25,936)	(33,087)
Income tax benefit	1,219	1,866
Loss from continuing operations	(24,717)	(31,221)
Loss from discontinued operations, net of tax	(21)	(131)
Net loss	(24,738)	(31,352)
Net (income) loss attributable to non-redeemable noncontrolling interests	(200)	216
Net loss attributable to Pursuit	$(24,938)	$(31,136)
Basic loss per common share:
Continuing operations attributable to Pursuit common stockholders	$(0.90)	$(1.10)
Discontinued operations attributable to Pursuit common stockholders	—	(0.01)
Net loss attributable to Pursuit common stockholders	$(0.90)	$(1.11)
Weighted-average outstanding common shares	27,857	28,113
Diluted loss per common share:
Continuing operations attributable to Pursuit common stockholders	$(0.90)	$(1.10)
Discontinued operations attributable to Pursuit common stockholders	—	(0.01)
Net loss attributable to Pursuit common stockholders	$(0.90)	$(1.11)
Weighted-average outstanding and potentially dilutive common shares	27,857	28,113

See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net loss	$(24,738)	$(31,352)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	2,099	783
Change in net actuarial loss, net of tax	1,480	43
Change in prior service credit, net of tax	(1,040)	(2)
Comprehensive loss	(22,199)	(30,528)
Comprehensive loss (income) attributable to non-redeemable noncontrolling interests	805	(628)
Comprehensive loss attributable to Pursuit	$(21,394)	$(31,156)

See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2025	$47,413	$685,714	$57,246	$(41,803)	$(166,737)	$581,833	$78,551	$660,384
Net (loss) income	—	—	(24,938)	—	—	(24,938)	200	(24,738)
Common stock repurchases	—	—	—	—	(25,181)	(25,181)	—	(25,181)
Employee benefit plans	—	(9,808)	—	—	6,808	(3,000)	—	(3,000)
Share-based compensation	—	1,658	—	—	—	1,658	—	1,658
Unrealized foreign currency translation adjustments	—	—	—	3,104	—	3,104	(1,005)	2,099
Change in net actuarial loss, net of tax	—	—	—	1,480	—	1,480	—	1,480
Change in prior service credit, net of tax	—	—	—	(1,040)	—	(1,040)	—	(1,040)
Balance, March 31, 2026	$47,413	$677,564	$32,308	$(38,259)	$(185,110)	$533,916	$77,746	$611,662

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2024	$47,413	$680,684	$33,697	$(64,475)	$(171,494)	$525,825	$90,863	$616,688
Net loss	—	—	(31,136)	—	—	(31,136)	(216)	(31,352)
Employee benefit plans	—	(9,148)	—	—	9,898	750	—	750
Share-based compensation	—	2,436	—	—	—	2,436	—	2,436
Unrealized foreign currency translation adjustments	—	—	—	(61)	—	(61)	844	783
Change in net actuarial loss, net of tax	—	—	—	43	—	43	—	43
Change in prior service credit, net of tax	—	—	—	(2)	—	(2)	—	(2)
Other, net	—	(1)	—	—	—	(1)	—	(1)
Balance, March 31, 2025	$47,413	$673,971	$2,561	$(64,495)	$(161,596)	$497,854	$91,491	$589,345

See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(24,738)	$(31,352)
Loss from discontinued operations, net of tax	21	131
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,676	10,968
Share-based compensation expense	1,658	2,436
Other non-cash items, net	(1,383)	695
Change in operating assets and liabilities (excluding the impacts of acquisitions and dispositions):
Prepaid assets	(19,653)	(16,950)
Contract liabilities	10,100	9,419
Other assets and liabilities, net	(5,174)	248
Net cash used in operating activities	(29,493)	(24,405)
Cash flows from investing activities
Capital expenditures	(16,871)	(9,899)
Proceeds from insurance	—	4,565
Other investing activities	28	136
Net cash used in investing activities	(16,843)	(5,198)
Cash flows from financing activities
Proceeds from borrowings	162,157	8,951
Payments on debt and finance lease obligations	(83,680)	(4,115)
Repurchases of common stock	(25,181)	—
Other financing activities	(3,290)	(1,149)
Net cash provided by financing activities	50,006	3,687
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	256	(3,723)
Net change in cash, cash equivalents, and restricted cash	3,926	(29,639)
Cash, cash equivalents, and restricted cash, beginning of year	31,694	56,057
Cash, cash equivalents, and restricted cash, end of period	$35,620	$26,418

See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements (Condensed Consolidated Financial Statements) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or United States Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026 (the “2025 Form 10-K”).

The Condensed Consolidated Financial Statements include the accounts of Pursuit and all of its majority-owned subsidiaries. We have eliminated all significant intercompany account balances and transactions in consolidation.

Certain prior year amounts have been reclassified in order to conform to current year presentation. The Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2025, includes a reclassification of expense of $3.5 million from operating expenses (exclusive of depreciation and amortization shown separately below) to selling, general, and administrative expenses to comparably conform to the Company’s current presentation of costs and expenses.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue, costs, and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things: impairment testing of recorded goodwill, intangible assets, and long-lived assets; allowance for uncollectible accounts receivable; sales reserve allowances; provision for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; pension and postretirement benefit costs and obligations; share-based compensation costs; the discount rates used to value lease obligations; the allocation of purchase price of acquired businesses; and the estimated purchase price of the Flyover Attractions, as defined below, less costs to sell. These estimates are inherently based on judgment and information currently available. Actual results could differ from these and other estimates. The Company believes the assumptions underlying these financial statements are reasonable.

Nature of Business and Recent Developments

We are a global attractions and hospitality company that owns and operates a collection of inspiring and unforgettable travel experiences in iconic destinations. We are managed on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we are deemed to be a single operating segment.

Flyover Attractions Sale

On January 21, 2026, Pursuit entered into an Equity Purchase Agreement (the “Flyover Sale Agreement”) to sell all of its equity in the Flyover attractions (the “Flyover Attractions”) to Brogent Technologies Inc. (“Brogent”) for approximately $78.4 million in cash, subject to post-closing adjustments (the “Flyover Attractions Sale”). As of March 31, 2026, the assets and liabilities of the Flyover Attractions are presented as current assets held for sale and current liabilities held for sale on the Company’s Condensed Consolidated Balance Sheet. The Flyover Attractions Sale is expected to close in May 2026, subject to regulatory approvals and customary closing conditions. The Company does not report the Flyover Attractions as a discontinued operation. See Note 4 – Acquisitions and Dispositions for additional information.

Tabacón Acquisition

On July 1, 2025, Pursuit entered into a Share Purchase Agreement (the “Tabacón Purchase Agreement”) with the shareholders of Inversiones Turísticas Arenal, S.A. (“ITA”), pursuant to which the Company acquired all of the issued and outstanding shares of ITA. ITA is the owner and operator of Tabacón Thermal Resort & Spa (“Tabacón”), an eco-luxury resort spanning 570 acres of rainforest which features two thermal river attractions, located in the Arenal region of Costa Rica. Tabacón features 105 rooms, an internationally renowned spa, and signature culinary experiences. See Note 4 – Acquisitions and Dispositions for additional information. The financial results of Tabacón are consolidated in our financial statements prospectively from the date of acquisition.

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
ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements

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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Immaterial Correction to Prior Period Financial Statements

During the year ended December 31, 2025, the Company identified a multi-year error in the presentation of the Condensed Consolidated Statements of Comprehensive Loss, which resulted from the inclusion of incorrect amounts of unrealized foreign currency translation adjustments. The error had no impact on any of the other Condensed Consolidated Financial Statements. The Company evaluated the error and concluded it was not material to prior periods, individually or in the aggregate. However, the Company corrected the Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2025, to conform to the current year presentation. The following table reflects the effects of the correction on all affected line items:

	Three Months Ended March 31, 2025
(in thousands)	As previously reported	Adjustment	As corrected
Unrealized foreign currency translation adjustments	$(61)	$844	$783
Comprehensive loss	$(31,372)	$844	$(30,528)
Comprehensive loss (income) attributable to non-redeemable noncontrolling interests (1)	$1,060	$(1,688)	$(628)
Comprehensive loss attributable to Pursuit	$(30,312)	$(844)	$(31,156)

(1) The “as previously reported” amount for “comprehensive loss (income) attributable to non-redeemable noncontrolling interests” is a combination of the amounts previously reported under the financial statement line items for “comprehensive loss attributable to non-redeemable noncontrolling interest” and “unrealized foreign currency translation adjustments.”

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. REVENUE AND RELATED CONTRACT LIABILITIES

Contract Liabilities

A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer before transferring control of those goods or services. The Company periodically receives customer deposits prior to transferring the related product(s) or service(s) to the customer, which are recorded as “Contract liabilities” in the Condensed Consolidated Balance Sheets. The contract liabilities are recognized as revenue upon satisfaction of the related contract performance obligation(s). The Company’s performance obligations are short-term in nature. The contract liabilities as of December 31, 2025, will be primarily recognized in revenue during the year ending December 31, 2026.

Disaggregation of Revenue

The following tables disaggregate revenue by major service and product lines, timing of revenue recognition, and geographical regions served for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Services:
Ticket revenue	$23,146	$18,952
Rooms revenue	13,090	7,339
Other	2,911	1,608
Transportation	2,082	1,835
Total services revenue	41,229	29,734
Products:
Food and beverage	8,530	6,123
Retail operations	1,883	1,722
Total products revenue	10,413	7,845
Total revenue	$51,642	$37,579

Timing of revenue recognition:
Services transferred over time	$41,229	$29,734
Products transferred at a point in time	10,413	7,845
Total revenue	$51,642	$37,579

Geographical regions:
Canada	$21,248	$19,515
Iceland	14,065	12,582
Costa Rica ⁽¹⁾	9,960	—
U.S.	6,369	5,482
Total revenue	$51,642	$37,579

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

The following table summarizes share-based compensation expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Restricted stock units	$969	$1,331
Performance-based restricted stock units	689	1,054
Stock options	—	51
Share-based compensation expense before income tax	1,658	2,436
Income tax benefit (1)	(55)	(39)
Share-based compensation expense, net of income tax	$1,603	$2,397
(1)
The income tax benefit amount for all periods primarily reflects the tax benefit associated with Canadian-based employees.

NOTE 4. ACQUISITIONS AND DISPOSITIONS

Flyover Attractions

On January 21, 2026, Pursuit entered into the Flyover Sale Agreement to sell all of its equity in the Flyover Attractions to Brogent for approximately $78.4 million in cash, subject to post-closing adjustments. As of March 31, 2026, the assets and liabilities of the Flyover Attractions are presented as current assets held for sale and current liabilities held for sale on the Company’s Condensed Consolidated Balance Sheet because the Company expects the Flyover Attractions Sale to close within one year. The Flyover Attractions Sale is expected to close in May 2026, subject to regulatory approvals and customary closing conditions.

As of March 31, 2026, the total assets and liabilities of the Flyover Attractions (which, when combined with the related accumulated other comprehensive loss comprise the “Disposal Group”) were recorded at their historical carrying values because the Disposal Group did not exceed the purchase price for the Flyover Attractions less costs to sell. The Company does not report the Flyover Attractions as a discontinued operation. The major classes of assets and liabilities of the Disposal Group at historical carrying values as of March 31, 2026, consisted of the following:

(in thousands)	March 31, 2026
Assets
Cash and cash equivalents	$909
Property and equipment, net	75,571
Operating lease right-of-use assets	17,157
Goodwill	24,761
Other assets	4,418
Total current assets held for sale	$122,816

Liabilities
Long-term debt and finance lease obligations	$13,102
Long-term operating lease obligations	27,928
Other liabilities	12,079
Total current liabilities held for sale	$53,109

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tabacón Thermal Resort & Spa

On July 1, 2025, the Company entered into the Tabacón Purchase Agreement with the shareholders of ITA, pursuant to which the Company acquired all of the issued and outstanding shares of ITA for an aggregate purchase price of $108.6 million, which is net of customary post-closing adjustments for indebtedness, deferred revenue, working capital, and other specified matters in the Tabacón Purchase Agreement. ITA is the owner and operator of Tabacón, an eco-luxury resort spanning 570 acres of rainforest which features two thermal river attractions, located in the Arenal region of Costa Rica. The Company funded the purchase price primarily with borrowings under the 2025 Revolving Credit Facility (as defined in Note 8 – Debt and Finance Lease Obligations).

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

Under the acquisition method of accounting, the cash consideration the Company paid, as shown in the table above, is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values. The process of estimating the fair value of the property and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to the opportunity for the Company to expand into a new geography with future growth opportunities when combined with other businesses. Additionally, Costa Rica represents an operation which the Company expects will generate revenue more evenly over the course of the calendar year to complement the Company’s existing North American operations. Goodwill is not deductible for tax purposes.

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

NOTE 5. SUPPLEMENTARY BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash balances as presented in the Condensed Consolidated Statements of Cash Flows as of March 31, 2026, December 31, 2025, and March 31, 2025, included:

(in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Cash and cash equivalents	$34,500	$31,118	$22,801
Restricted cash (included in other current assets)	—	576	3,617
Cash, cash equivalents, and restricted cash reported in current assets held for sale	1,120	—	—
Cash, cash equivalents, and restricted cash	$35,620	$31,694	$26,418

Other current assets as of March 31, 2026, December 31, 2025, and March 31, 2025, consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Other	$1,071	$2,606	$7,094
Deferred proceeds from GES Sale	—	—	25,000
Other current assets	$1,071	$2,606	$32,094

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other current liabilities as of March 31, 2026, December 31, 2025, and March 31, 2025, consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Continuing operations:
Accrued concession fees	$8,720	$8,414	$6,544
Income taxes payable	5,977	9,201	4,418
Current portion of pension and postretirement liabilities	4,642	5,357	2,155
Operating lease obligations	1,748	3,352	3,737
Current portion of debt and finance lease obligations	706	1,510	1,952
Other	5,740	3,694	10,749
Total continuing operations	27,533	31,528	29,555
Discontinued operations:
Taxes payable	—	—	8,235
Self-insured liability	—	—	104
Environmental remediation liabilities	—	—	31
Total discontinued operations	—	—	8,370
Total other current liabilities	$27,533	$31,528	$37,925

Other deferred items and liabilities as of March 31, 2026, December 31, 2025, and March 31, 2025, consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Continuing operations:
Foreign deferred tax liability	$30,745	$34,016	$23,809
Pension and postretirement benefits	499	699	11,033
Other	1,868	119	3,727
Total continuing operations	33,112	34,834	38,569
Discontinued operations:
Environmental remediation liabilities	—	1,058	1,062
Self-insured liability	—	—	191
Total discontinued operations	—	1,058	1,253
Total other deferred items and liabilities	$33,112	$35,892	$39,822

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of March 31, 2026, December 31, 2025, and March 31, 2025, consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Land and land interests	$41,262	$39,808	$31,329
Buildings and leasehold improvements	488,963	520,321	437,664
Equipment and other	262,701	333,481	269,387
Gross property and equipment	792,926	893,610	738,380
Accumulated depreciation	(248,141)	(296,768)	(258,802)
Property and equipment, net (excluding finance leases)	544,785	596,842	479,578
Finance lease right-of-use assets, net	40,647	52,488	50,008
Property and equipment, net	$585,432	$649,330	$529,586

Depreciation expense was $8.6 million and $9.8 million during the three months ended March 31, 2026 and 2025, respectively.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The changes in the goodwill carrying amount during the three months ended March 31, 2026, included:

(in thousands)
Balance as of December 31, 2025	$150,414
Foreign currency translation adjustments(1)	2,679
Goodwill reported in current assets held for sale	(24,761)
Balance as of March 31, 2026	$128,332
(1)
Includes foreign currency translation adjustments included in unrealized foreign currency translation adjustments on the Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2026, associated with the Company’s foreign subsidiary goodwill balances, including the goodwill balances of the Flyover Attractions.

Other intangible assets as of March 31, 2026, December 31, 2025, and March 31, 2025, consisted of the following:

		March 31, 2026		December 31, 2025		March 31, 2025
(in thousands)	Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization:
Operating contracts and licenses	25.4	$56,402	$(8,132)	$56,890	$(7,864)	$54,148	$(5,955)
In-place lease	30.5	14,006	(2,610)	14,243	(2,558)	13,584	(2,164)
Customer contracts and relationships	4.3	7,993	(3,135)	7,859	(3,044)	5,474	(2,556)
Tradenames and other	3.5	1,515	(497)	5,179	(3,721)	5,000	(3,087)
Total amortized intangible assets		79,916	(14,374)	84,171	(17,187)	78,206	(13,762)
Indefinite-lived intangible assets:
Tradenames		5,472	—	5,000	—	—	—
Business licenses		3,665	—	3,665	—	560	—
Other intangible assets		$89,053	$(14,374)	$92,836	$(17,187)	$78,766	$(13,762)

Intangible asset amortization expense (excluding amortization expense of right-of-use assets) was $0.7 million during the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the estimated future definite-lived intangible asset amortization expense includes:

(in thousands)
Year ending December 31,
Remainder of 2026	$2,122
2027	2,802
2028	2,780
2029	2,669
2030	2,456
Thereafter	52,713
Total	$65,542

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. DEBT AND FINANCE LEASE OBLIGATIONS

Debt and finance lease obligations as of March 31, 2026, December 31, 2025, and March 31, 2025, consisted of the following:

(in thousands, except interest rates)	March 31, 2026	December 31, 2025	March 31, 2025
2025 Revolving Credit Facility - Pursuit borrowings 5.4%, 5.5%, and 6.2% interest rate, respectively, due through 2030(1)	$111,500	$58,500	$2,800
2025 Revolving Credit Facility - Brewster, Inc. borrowings 4.3%, 4.3%, and 5.7% interest rate, respectively, due through 2030(1)	48,227	28,857	2,224
Jasper Term Loan - 6.5% fixed interest rate, due through 2028(1)	11,646	11,906	11,523
Forest Park Hotel Renovation Construction Loan - 5.5% as of March 31, 2026, due through 2028(1)	5,718	—	—
Flyover Iceland Credit Facility	—	—	3,382
Total debt	177,091	99,263	19,929
Finance lease obligations, due through 2067 (2)	45,414	59,830	59,010
Total debt and finance lease obligations (3)	222,505	159,093	78,939
Less: unamortized debt issuance costs	(2,569)	(2,563)	(1,792)
Less: current portion	(706)	(1,510)	(1,952)
Long-term debt and finance lease obligations	$219,230	$155,020	$75,195
(1)
Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.
(2)
See Note 13 – Leases and Other for additional information.
(3)
The estimated fair value of total debt and finance lease obligations was $218.9 million, $156.7 million, and $76.7 million as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity, which is a Level 2 measurement.

2025 Credit Agreement

The 2025 Credit Agreement carries financial covenants as follows:

•
Maintain a total net leverage ratio no greater than 3.0 to 1.0; and
•
Maintain a fixed-charge coverage ratio no less than 1.25 to 1.0.

As of March 31, 2026, the Company was in compliance with all financial covenants under the 2025 Credit Agreement.

As of March 31, 2026, capacity remaining under the 2025 Revolving Credit Facility was $134.9 million, reflecting the $300.0 million total facility size, less $159.7 million of outstanding borrowings and $5.4 million in outstanding letters of credit.

Jasper Credit Facility

The Jasper Credit Facility provides for a CAD $17.0 million term loan (“Jasper Term Loan”) and a CAD $10.0 million revolving credit facility (“Jasper Revolving Credit Facility”).

The Jasper Credit Facility carries financial covenants as follows:

•
Maintain a pre-compensation fixed-charge coverage ratio of not less than 1.3 to 1.0; and
•
Maintain a post-compensation fixed-charge coverage ratio of not less than 1.1 to 1.0.

As of March 31, 2026, there were no outstanding borrowings, and capacity remaining under the Jasper Revolving Credit Facility was CAD $10.0 million (approximately USD $7.2 million). As of March 31, 2026, the Company was in compliance with all financial covenants under the Jasper Credit Facility.

Forest Park Hotel Renovation Construction Loan

On January 6, 2026, the Company, through its indirect majority-owned subsidiary Sawridge MPL Jasper Limited Partnership, entered into a construction loan facility with ATB Financial, as borrower, for up to CAD $30.0 million (approximately USD $22.0 million)

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

related to the renovation of the Forest Park Hotel’s Woodland Wing in Jasper National Park, for which renovations were ongoing as of March 31, 2026. The construction loan facility requires interest payments at Canadian Prime Rate plus 1.00%. The loan matures in March 2028.

NOTE 9. LOSS PER SHARE

The components of basic and diluted loss per share for the three months ended March 31, 2026 and 2025, are as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net loss from continuing operations attributable to Pursuit	$(24,917)	$(31,005)
Loss from discontinued operations, net of tax	(21)	(131)
Net loss attributable to Pursuit	$(24,938)	$(31,136)

Basic and diluted weighted-average outstanding common shares	27,857	28,113

Loss per common share:
Basic:
Continuing operations	$(0.90)	$(1.10)
Discontinued operations	—	(0.01)
Basic loss attributable to Pursuit common stockholders:	$(0.90)	$(1.11)
Diluted:
Continuing operations	$(0.90)	$(1.10)
Discontinued operations	—	(0.01)
Diluted loss attributable to Pursuit common stockholders:	$(0.90)	$(1.11)

The Company excluded the following weighted-average potential common shares from the calculations of diluted net loss per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2026	2025
Unvested performance share-based awards	152	258
Unvested restricted share-based awards	96	203
Stock options	—	164

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss (“AOCL”) by component for the three months ended March 31, 2026 and 2025, included:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Pension and Postretirement Benefits, Net	Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(46,440)	$4,637	$(41,803)
Other comprehensive gain before reclassifications	3,104	—	3,104
Amounts reclassified from AOCL, net of tax	—	440	440
Net other comprehensive income	3,104	440	3,544
Balance as of March 31, 2026	$(43,336)	$5,077	$(38,259)

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Pension and Postretirement Benefits, Net	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(62,940)	$(1,535)	$(64,475)
Other comprehensive loss before reclassifications	(61)	—	(61)
Amounts reclassified from AOCL, net of tax	—	41	41
Net other comprehensive (loss) income	(61)	41	(20)
Balance as of March 31, 2025	$(63,001)	$(1,494)	$(64,495)

Amounts reclassified from AOCL that relate to our defined benefit pension and other postretirement plans include the amortization of prior service (credits) costs and actuarial net losses (gains) recognized during each period presented. The Company recorded these amounts as components of net periodic cost (gain) for each period presented. See Note 12 –Pension and Postretirement Benefits for additional information.

NOTE 11. INCOME TAXES

The Company’s effective tax rate was 4.7% and 5.6% for the three months ended March 31, 2026 and 2025, respectively.

The income tax provision was computed based on the Company’s estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The amount and change of pre-tax income and loss recognized between jurisdictions impacted the reported effective tax rate for the three months ended March 31, 2026, as the Company does not recognize a tax benefit primarily on losses in the United States where the Company has a valuation allowance, while recognizing tax expense in Canada, Costa Rica, and Iceland.

During the three months ended March 31, 2026, the Company recognized tax expense of $0.9 million due to additional valuation allowance recorded and other tax impacts of the Flyover Attractions Sale.

The Company paid net cash for income taxes of $7.8 million during the three months ended March 31, 2026, of which $7.2 million was paid to Canadian taxing authorities. The Company paid net cash for income taxes of $2.8 million during the three months ended March 31, 2025, of which $2.3 million was paid to Canadian taxing authorities.

NOTE 12. PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost (gain) of the Company’s pension and other postretirement benefit plans for the three months ended March 31, 2026 and 2025, consisted of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$—	$5	$—	$—
Interest cost	55	208	7	109	46	72
Expected return on plan assets	—	(63)	—	—	(33)	(50)
Amortization of prior service (credit) cost	—	(10)	(1,040)	8	—	10
Recognized net actuarial loss (gain)	—	63	(316)	(24)	2,096	7
Net periodic benefit cost (gain)	$55	$198	$(1,349)	$98	$2,109	$39

During the three months ended March 31, 2026, the Company terminated the foreign Retirement Plan for Management Employees of Brewster, Inc. for applicable participants.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13. LEASES AND OTHER

The balance sheet presentation of the Company’s operating and finance leases as of March 31, 2026, December 31, 2025, and March 31, 2025, was as follows:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	March 31, 2026	December 31, 2025	March 31, 2025
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$9,681	$26,297	$27,561
Finance lease right-of-use assets, net	Property and equipment, net	40,647	52,488	50,008
Total lease right-of-use assets		$50,328	$78,785	$77,569

Liabilities:
Current:
Operating lease obligations	Other current liabilities	$1,748	$3,352	$3,737
Finance lease obligations	Other current liabilities	455	1,259	928
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	7,217	35,339	36,481
Finance lease obligations	Long-term debt and finance lease obligations	44,959	58,571	58,082
Total lease liabilities		$54,379	$98,521	$99,228

The components of lease expense for the three months ended March 31, 2026 and 2025, consisted of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$347	$483
Interest on lease liabilities	1,362	1,329
Operating lease cost	1,385	1,647
Short-term lease cost	587	486
Variable lease cost	68	30
Total lease cost, net	$3,749	$3,975

Other information related to operating and finance leases for the three months ended March 31, 2026 and 2025, consisted of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,819	$1,682
Operating cash flows from finance leases	$1,332	$1,520
Financing cash flows from finance leases	$259	$221
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,841	$1,721

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average remaining lease terms and discount rates for operating and finance leases as of March 31, 2026, December 31, 2025, and March 31, 2025, were:

	March 31, 2026	December 31, 2025	March 31, 2025
Weighted-average remaining lease term (years):
Operating leases	8.5	9.9	10.3
Finance leases	39.9	33.8	34.6
Weighted-average discount rate:
Operating leases	7.0%	7.3%	7.3%
Finance leases	9.2%	9.2%	9.2%

As of March 31, 2026, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, included:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2026	$2,390	$3,258	$5,648
2027	1,695	4,344	6,039
2028	1,485	4,344	5,829
2029	1,371	4,344	5,715
2030	1,169	4,344	5,513
Thereafter	4,248	149,316	153,564
Total future lease payments	12,358	169,950	182,308
Less: Amount representing interest	(3,393)	(124,536)	(127,929)
Present value of minimum lease payments	8,965	45,414	54,379
Current portion	(1,748)	(455)	(2,203)
Long-term portion	$7,217	$44,959	$52,176

As of March 31, 2026, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that the Company owns, included:

(in thousands)
Remainder of 2026	$1,388
2027	1,085
2028	832
2029	708
2030	587
Thereafter	553
Total minimum rental income	$5,153

NOTE 14. LITIGATION, CLAIMS, CONTINGENCIES, AND OTHER

Litigation and Regulatory Proceedings

The Company is a plaintiff or defendant in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against the Company. Although the amount of liability as of March 31, 2026, with respect to unresolved legal matters is not ascertainable, the Company believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on its business, financial position, or results of operations.

On July 18, 2020, one of the Company’s off-road Ice Explorers was involved in an accident while enroute to the Athabasca Glacier, resulting in three fatalities and multiple other serious injuries. The Company immediately reported the accident to its relevant insurance carriers, who have supported the investigation and subsequent claims relating to the accident. In May 2023, the Company resolved charges from the Canadian office of Occupational Health and Safety in relation to this accident, resulting in fines and related payments in an aggregate amount of approximately $0.3 million. The Company continues to manage its legal defense of various claims from the

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

victims and their families. In addition, the Company believes that its reserves and, subject to customary deductibles, insurance coverage is sufficient to cover potential claims related to this accident.

The Company is subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which it has or had operations. If the Company were to fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and it could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, the Company also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. As of March 31, 2026, the Company had environmental remediation liabilities of $1.1 million related to previously sold operations. Although the Company is a party to certain environmental disputes, it believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations.

Guarantees

As of March 31, 2026, the Company had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the Condensed Consolidated Financial Statements and relate to leased facilities and equipment leases entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary cannot meet its own payment obligations. The maximum potential amount of future payments that would be required under all guarantees existing as of March 31, 2026, would be approximately $39.7 million. These guarantees relate to the Company’s leased equipment and facilities through December 2038. There are no recourse provisions that would enable a recovery from third parties for any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which the Company could recover payments.

NOTE 15. SEGMENT INFORMATION

The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer. An operating segment is defined as a component of an enterprise that engages in business activities for which discrete financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and assess performance. The Company’s CODM manages the business on a consolidated basis for the purposes of allocating resources and assessing performance, and accordingly, the Company has a single operating and reportable segment. Revenue is derived through the Company’s collection of travel experiences, including attractions and hospitality, along with integrated restaurants, retail, and transportation.

The Company’s CODM assesses performance of its single reportable segment and decides how to allocate resources based on loss from continuing operations, which is reported on the Condensed Consolidated Statements of Operations. The Company’s CODM also uses loss from continuing operations to monitor actual results versus internal forecasts to help assess performance and establish management compensation. The CODM does not use a measure of segment assets to evaluate segment performance or in deciding how to allocate resources.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The financial information, including significant single segment expense categories, regularly provided to the Company’s CODM is included in the following table, including a reconciliation to loss from continuing operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total revenue	$51,642	$37,579
Costs and expenses:
Cost of food, beverage, and retail products sold	$2,988	$2,285
Operating labor expenses (1)	19,837	16,178
Other segment expenses (2)	22,375	18,728
Selling, general, and administrative expenses	19,213	20,686
Depreciation and amortization	9,676	10,968
Interest expense, net	2,655	1,464
Other expense, net	834	357
Total costs and expenses	77,578	70,666
Loss from continuing operations before income taxes	(25,936)	(33,087)
Income tax benefit	1,219	1,866
Loss from continuing operations	$(24,717)	$(31,221)

(1) Operating labor expenses consist of wages, incentives, benefits, and employer taxes.

(2) Other segment expenses, exclusive of depreciation and amortization, primarily include insurance expense, royalty fees, utilities, operating lease expense, property tax expense, and credit card fees.

NOTE 16. SUBSEQUENT EVENT

Increase in Share Repurchase Authorization

On May 1, 2026, the Company’s Board of Directors approved a $50.0 million increase to the Company’s existing share repurchase authorization, for which $9.6 million was still available to repurchase, which reflects $5.0 million of repurchases that occurred subsequent to March 31, 2026. As a result, $59.6 million is available to repurchase the Company’s common stock as of May 1, 2026. Repurchases may be made from time to time at our discretion through open market purchases, including through Rule 10b5-1 trading plans, or otherwise, as market conditions and business considerations warrant. The Board of Directors’ authorization does not have an expiration date.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for any historical information contained herein, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information, available as of the date hereof which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our contemplated future prospects, developments and business strategies.

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
•
our ability to comply with extensive environmental requirements; and
•
risks related to ownership of our common stock.

For a more complete discussion of the risks and uncertainties that may affect our business or financial results, see Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 25, 2026 (the “2025 Form 10-K”). Given these risks and uncertainties, users of this information should not place undue reliance on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited and we cannot guarantee future results. Any forward-looking statements in this Form 10-Q are made as of the date hereof and reflect our current views. We expressly disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-Q for any reason, even if new information becomes available in the future, except as required by applicable law or regulation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our 2025 Form 10-K and the Condensed Consolidated Financial Statements and related notes included in this Form 10-Q. The MD&A is intended to assist in understanding our financial condition and results of operations.

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

Flyover Attractions Sale

On January 21, 2026, Pursuit entered into an Equity Purchase Agreement (the “Flyover Sale Agreement”) to sell all of its equity in the Flyover attractions (the “Flyover Attractions”) to Brogent Technologies Inc. (“Brogent”) for approximately $78.4 million in cash, subject to post-closing adjustments (the “Flyover Attractions Sale”). As of March 31, 2026, the assets and liabilities of the Flyover Attractions are presented as current assets held for sale and current liabilities held for sale on the Company’s Condensed Consolidated Balance Sheet. The Flyover Attractions Sale is expected to close in May 2026, subject to regulatory approvals and customary closing conditions. The Company does not report the Flyover Attractions as a discontinued operation. See Note 4 – Acquisitions and Dispositions for additional information.

Tabacón Acquisition

On July 1, 2025, we entered into a Share Purchase Agreement with the shareholders of Inversiones Turísticas Arenal, S.A. (“ITA”), pursuant to which we acquired all of the issued and outstanding shares of ITA. ITA is the owner and operator of Tabacón Thermal Resort & Spa (“Tabacón”), an eco-luxury resort spanning 570 acres of rainforest which features two thermal river attractions, located in the Arenal region of Costa Rica. Tabacón features 105 rooms, an internationally renowned spa, and signature culinary experiences. See Note 4 – Acquisitions and Dispositions for additional information. The financial results of Tabacón are consolidated in our financial statements prospectively from the date of acquisition.

Seasonality

Peak activity for the majority of our operations has historically occurred during the summer months. However, our recent acquisition of Tabacón represents an operation which we expect will generate revenue more evenly over the course of the calendar year. During 2025, 79% of our revenue was earned in the second and third quarters.

Results of Operations

The following table presents total revenue by lines of business for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	% Change
Revenue (1):
Attractions	$28,744	$23,992	19.8%
Hospitality	19,984	11,194	78.5%
Transportation	2,093	1,795	16.6%
Other	821	598	37.3%
Total revenue	$51,642	$37,579	37.4%

(1)
Revenue by lines of business does not agree to Note 2 – Revenue and Related Contract Liabilities to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) as the amounts in the above table represent management’s methodology for evaluating performance, which includes product revenue from food and beverage and retail operations within each line of business.

Attractions revenue increased $4.8 million due primarily to a 5.0% increase in the number of visitors, as well as a 14.2% increase in revenue per attraction visitor, including the impact of Tabacón (acquired in July 2025), which contributed incremental attractions revenue of $1.9 million.

Hospitality revenue increased $8.8 million primarily due to incremental hospitality revenue of $8.1 million from Tabacón, as well as an increase in ADR at our other lodging properties.

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

The following table provides our key performance indicators for the three months ended March 31, 2026 and 2025:

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025		% Change
	As Reported	Same-Store (1)	As Reported	Same-Store (1)	As Reported	Same-Store (1)
Attractions Key Performance Indicators:
Number of visitors (in thousands)	482	458	459	459	5.0%	(0.2)%
Ticket revenue (in thousands)	$23,146	$21,350	$18,952	$20,398	22.1%	4.7%
Effective ticket price	$48.02	$46.62	$41.25	$44.44	16.4%	4.9%
Attractions revenue (in thousands)	$28,744	$26,881	$23,992	$25,824	19.8%	4.1%
Revenue per attraction visitor	$59.63	$58.69	$52.22	$56.26	14.2%	4.3%
Hospitality Key Performance Indicators:
Room nights available (in thousands)	111	89	109	89	1.8%	—
Rooms revenue (in thousands)	$13,090	$7,064	$7,339	$6,635	78.4%	6.5%
RevPAR	$117.93	$79.37	$67.26	$74.55	75.3%	6.5%
Occupancy	64.4%	62.6%	59.3%	62.3%	5.1 pts	0.3 pts
ADR	$183.12	$126.79	$113.38	$119.66	61.5%	6.0%
Hospitality revenue (in thousands)	$19,984	$10,576	$11,194	$9,706	78.5%	9.0%

(1) Same-Store key performance indicators represent attractions and hospitality properties that we operated at full capacity, considering seasonal closures, and that have not undergone significant renovations during the quarters being compared. Accordingly, Tabacón (acquired on July 1, 2025), Forest Park Hotel Woodland Wing (renovation), and Grouse Mountain Lodge (renovation) are excluded for the first quarter. For attractions and hospitality properties located outside the United States, comparisons to the prior year are expressed on a constant U.S. dollar basis.

Attractions. Attractions ticket revenue on a same-store basis increased $1.0 million, driven by a 4.9% increase in effective ticket price. These increases were primarily driven by our focus on enhancing the guest experience.

Hospitality. Rooms revenue on a same-store basis increased $0.4 million on a 6.5% increase in RevPAR. The increase in RevPAR was primarily due to an increase in ADR and supported by strong perennial demand for our renowned experiential travel destinations.

Expenses

	Three Months Ended March 31,
(in thousands)	2026	2025	% Change
Cost of food, beverage, and retail products sold	$2,988	$2,285	30.8%
Operating expenses (exclusive of depreciation and amortization shown separately below)	$42,212	$34,906	20.9%
Selling, general, and administrative expenses	$19,213	$20,686	(7.1)%
Depreciation and amortization	$9,676	$10,968	(11.8)%
Interest expense, net	$2,655	$1,464	81.4%
Other expense, net	$834	$357	**
Income tax benefit	$1,219	$1,866	(34.7)%

** Change is greater than +/- 100%.

Operating expenses (exclusive of depreciation and amortization) – The increase in operating expenses was primarily due to increases in variable costs associated with increased transaction volumes and revenue, including increases of $3.2 million in labor expense, $0.9 million in operating supplies and services, $0.8 million in commission and other variable revenue-based fees, and other inflationary cost increases.

Selling, general, and administrative expenses – The decrease in selling, general, and administrative expenses was primarily due to higher transaction-related costs during the three months ended March 31, 2025, of $4.9 million (primarily related to our transition to a standalone publicly-traded operating company in connection with the sale of the GES business), partially offset by higher labor and variable compensation costs of $1.1 million, higher information technology costs of $0.8 million associated with completing our transition to a standalone company, and other inflationary cost increases. Additionally, Tabacón contributed incremental expenses of approximately $0.7 million.

Income tax benefit – The effective tax rate was 4.7% for the three months ended March 31, 2026, compared to 5.6% for the three months ended March 31, 2025. The decrease in the effective rate for the three months ended March 31, 2026, compared to the prior year period was primarily attributable to improved United States financial performance, the inclusion of Tabacón, and additional valuation allowance recorded due to the Flyover Attractions Sale.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital expenditures for at least the next 12 months and the longer term.

When assessing our current sources of liquidity, we include the following:

(in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Unrestricted cash and cash equivalents (1)	$34,500	$31,118	$22,801
Available capacity under 2025 Revolving Credit Facility (2)	134,905	207,007	189,348
Cash and cash equivalents reported in current assets held for sale	909	—	—
Total available liquidity	$170,314	$238,125	$212,149

(1)
As of March 31, 2026, we held $33.8 million of our unrestricted cash and cash equivalents outside of the U.S.
(2)
As of March 31, 2026, the available capacity under our 2025 Revolving Credit Facility was the $300.0 million total facility size, less $159.7 million of outstanding borrowings and $5.4 million of outstanding letters of credit.

Cash provided by operating activities, supplemented by our existing unrestricted cash and cash equivalents and availability under our 2025 Revolving Credit Facility, are our primary sources of liquidity for funding our business requirements. A net cash outflow from operating activities is regularly observed in the condensed consolidated statements of cash flows during the three months ended March 31 due to seasonality.

Our short-term and long-term funding requirements include debt obligations, maintenance capital expenditures, working capital requirements, and potential acquisitions and strategic investments as we focus on scaling our investments in high-return, unforgettable, inspiring experiences through our growth strategy. Our projected capital outlays can be adjusted for changes in the operating environment.

Capital Expenditures

For 2026, we have planned capital expenditures of approximately $103 million to $114 million, including approximately $70 million to $80 million on select growth projects. We intend to continue making disciplined growth investments while maintaining a sufficient liquidity position.

Other Obligations

We have additional obligations as part of our ordinary course of business, beyond those committed for debt obligations and capital expenditures. See Note 12 – Pension and Postretirement Benefits and Note 13 – Leases and Other to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on changes to agreed-upon amounts for certain obligations.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(29,493)	$(24,405)
Net cash used in investing activities	(16,843)	(5,198)
Net cash provided by financing activities	50,006	3,687

Net cash used in operating activities was $29.5 million in the three months ended March 31, 2026, an increase of $5.1 million compared to the same period in 2025, primarily driven by the timing of cash payments for working capital, which resulted in a $7.4 million increase, partially offset by improved results from operations across our network of attractions and hospitality properties.

Net cash used in investing activities was $16.8 million in the three months ended March 31, 2026, an increase of $11.6 million compared to the same period in 2025. The increase was primarily driven by an increase in capital expenditures of $7.0 million and a decrease in proceeds from insurance of $4.6 million.

Net cash provided by financing activities was $50.0 million in the three months ended March 31, 2026, an increase of $46.3 million compared to the same period in 2025, primarily driven by an increase of net proceeds from borrowings of $73.6 million, partially offset by $25.2 million for repurchases of our common stock.

Share Repurchases

On August 6, 2025, we announced that our Board of Directors approved a share repurchase authorization for up to $50.0 million of Pursuit’s common stock, which replaced and superseded the Company’s previously suspended share repurchase authorization. During the three months ended March 31, 2026, we repurchased shares of our common stock worth $25.2 million. As of March 31, 2026, approximately $14.6 million remained authorized and available for common stock repurchases.

Additionally, on May 1, 2026, our Board of Directors approved a $50.0 million increase to our existing share repurchase authorization, for which $9.6 million was still available to repurchase, which reflects $5.0 million of repurchases that occurred subsequent to March 31, 2026. As a result, $59.6 million is available to repurchase our common stock as of May 1, 2026. Repurchases may be made from time to time at our discretion through open market purchases, including through Rule 10b5-1 trading plans, or otherwise, as market conditions and business considerations warrant. The Board of Directors’ authorization does not have an expiration date.

Critical Accounting Estimates

See Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K for a discussion of our critical accounting estimates.

Impact of Recent Accounting Pronouncements

See Note 1 – Overview and Basis of Presentation to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures relate to fluctuations in foreign exchange rates and interest rates. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect our financial condition or results of operations. The foreign exchange risk is composed of both potential losses from the translation of foreign currency financial information and the remeasurement of foreign currency transactions. Interest rate risk is the risk that changing interest rates will adversely affect our financial position or results of operations.

Our foreign operations are in Canada, Costa Rica, and Iceland. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. Pursuit’s stockholders’ equity includes cumulative unrealized foreign currency translation losses of $43.3 million, $46.4 million, and $63.0 million as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively. We recorded an unrealized foreign currency translation gain attributable to Pursuit of $3.1 million and a loss of $0.1 million during the three months ended March 31, 2026 and 2025, respectively, in the Condensed Consolidated Statements of Comprehensive Loss.

For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and net income (loss) from our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our net earnings exposure arising from the translation of our foreign revenue and net income (loss).

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of March 31, 2026, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $42.4 million. Additionally, we are party to an intercompany debt agreement with our wholly-owned subsidiary that operates Tabacón Thermal Resort & Spa, and the balance of the debt outstanding as of March 31, 2026, was $32.6 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Condensed Consolidated Statements of Operations.

We are exposed to short-term and long-term variable interest rate risk on certain of our debt obligations, which we do not hedge.

There have been no material changes since our 2025 Form 10-K related to our market risk exposure to currency exchange rates, foreign currency rates or interest rates.

ITEM 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.

There were no changes in our internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 14 – Litigation, Claims, Contingencies, and Other to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding litigation and regulatory proceedings related to Pursuit, which information is incorporated by reference herein.

ITEM 1A. Risk Factors

There are various risks associated with the operations of Pursuit’s businesses. In addition to information in this Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K, which could materially affect our business, financial condition, or future results. This information provides a framework to understand our operating environment and an explanation of the significant risks associated with Pursuit’s businesses. There have been no material changes to our previously disclosed risk factors.

ITEM 2. Unregistered Sales of Equity Securities AND Use of Proceeds

During the three months ended March 31, 2026, we repurchased the following shares:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
January 1, 2026 - January 31, 2026	127,222	$33.54	127,222	$35,531
February 1, 2026 - February 28, 2026	—	$—	—	$35,531
March 1, 2026 - March 31, 2026	575,504	$36.32	575,504	$14,631
Total	702,726		702,726

(1) On August 6, 2025, we announced that our Board of Directors approved a share repurchase authorization for up to $50.0 million of Pursuit’s common stock, which replaced and superseded the Company’s previously suspended share repurchase authorization. As of March 31, 2026, approximately $14.6 million remained authorized and available for common stock repurchases. Additionally, on May 1, 2026, our Board of Directors approved a $50.0 million increase to our existing share repurchase authorization, for which $9.6 million was still available to repurchase, which reflects $5.0 million of repurchases that occurred subsequent to March 31, 2026. As a result, $59.6 million is available to repurchase our common stock as of May 1, 2026. Repurchases may be made from time to time at our discretion through open market purchases, including through Rule 10b5-1 trading plans, or otherwise, as market conditions and business considerations warrant. The Board of Directors’ authorization does not have an expiration date.

(2) Average price paid per share excludes any commission fees or excise tax imposed on share repurchases.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

3.1		Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004	10-Q	6/30/2004	3.A	8/9/2004

3.2		Amendment to the Restated Certificate of Incorporation of Pursuit Attractions and Hospitality, Inc.	8-K		3.1	1/3/2025

3.3		Amended and Restated Bylaws of Pursuit Attractions and Hospitality, Inc.	8-K		3.2	1/3/2025

10.1	*	Letter of Promotion, dated as of March 19, 2026, between Pursuit Attractions and Hospitality, Inc. and Mike Archiopoli

31.1	*	Certification of Chief Executive Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer of Pursuit Attractions and Hospitality, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104		Cover Page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
(Registrant)

May 6, 2026	By:	/s/ Michael L. Bosco
(Date)		Michael L. Bosco
Chief Accounting Officer
(Duly Authorized Officer)