Form 10-Q
period 2026-06-30
Pursuit Attractions & Hospitality, Inc.
filed 2026-08-05
CIK 884219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, there were 27,264,155 shares of common stock outstanding.

For periods presented in this report, unless otherwise stated or as the context otherwise requires, references to, “we,” “us,” “our,” “the Company,” and “Pursuit” refer to Pursuit Attractions and Hospitality, Inc. and our consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)	June 30, 2026	December 31, 2025	June 30, 2025
Assets
Current assets
Cash and cash equivalents	$33,864	$31,118	$24,742
Accounts receivable, net of allowances	21,153	9,151	24,167
Inventories	17,775	12,105	17,104
Prepaid assets	22,030	8,676	20,455
Current assets held for sale	120,224	—	—
Other current assets	1,684	2,606	33,809
Total current assets	216,730	63,656	120,277
Property and equipment, net	590,266	649,330	558,389
Other investments and assets	3,775	79	7,532
Operating lease right-of-use assets	9,288	26,297	27,191
Goodwill	127,112	150,414	108,295
Other intangible assets, net	73,158	75,649	71,415
Total Assets	$1,020,329	$965,425	$893,099
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,573	$21,002	$29,616
Contract liabilities	34,945	14,478	33,433
Accrued compensation	10,682	11,782	15,811
Current liabilities held for sale	49,834	—	—
Other current liabilities	21,886	31,528	36,735
Total current liabilities	134,920	78,790	115,595
Long-term debt and finance lease obligations	234,082	155,020	82,401
Long-term operating lease obligations	6,884	35,339	35,996
Other deferred items and liabilities	35,481	35,892	36,974
Total liabilities	411,367	305,041	270,966
Commitments and contingencies
Stockholders’ equity
Pursuit stockholders’ equity:
Common stock, $1.50 par value, 200,000 shares authorized, 27,263, 28,009, and 28,270 shares outstanding, respectively	47,413	47,413	47,413
Additional capital	679,341	685,714	675,085
Retained earnings	47,480	57,246	8,207
Accumulated other comprehensive loss	(45,579)	(41,803)	(43,354)
Common stock in treasury, at cost, 4,346, 3,611, and 3,350 shares, respectively	(192,403)	(166,737)	(158,989)
Total Pursuit stockholders’ equity	536,252	581,833	528,362
Non-redeemable noncontrolling interests	72,710	78,551	93,771
Total stockholders’ equity	608,962	660,384	622,133
Total Liabilities and Stockholders’ Equity	$1,020,329	$965,425	$893,099

See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue:
Ticket, rooms, transportation, and other services revenue	$102,211	$88,063	$143,440	$117,797
Food, beverage, and retail products revenue	31,282	28,680	41,695	36,525
Total revenue	133,493	116,743	185,135	154,322
Costs and expenses:
Cost of food, beverage, and retail products sold	9,587	8,871	12,575	11,156
Operating expenses (exclusive of depreciation and amortization shown separately below)	71,374	58,669	113,586	93,575
Selling, general, and administrative expenses	20,788	19,623	40,001	40,309
Depreciation and amortization	9,650	11,073	19,326	22,041
Interest expense, net	3,172	1,928	5,827	3,392
Other (income) expense, net	(2,728)	5,962	(1,894)	6,319
Total costs and expenses	111,843	106,126	189,421	176,792
Income (loss) from continuing operations before income taxes	21,650	10,617	(4,286)	(22,470)
Income tax expense	4,208	3,021	2,989	1,155
Income (loss) from continuing operations	17,442	7,596	(7,275)	(23,625)
(Loss) income from discontinued operations, net of tax	(318)	1,135	(339)	1,004
Net income (loss)	17,124	8,731	(7,614)	(22,621)
Net income attributable to non-redeemable noncontrolling interests	(1,952)	(3,085)	(2,152)	(2,869)
Net income (loss) attributable to Pursuit	$15,172	$5,646	$(9,766)	$(25,490)
Basic income (loss) per common share:
Continuing operations attributable to Pursuit common stockholders	$0.56	$0.16	$(0.34)	$(0.94)
Discontinued operations attributable to Pursuit common stockholders	(0.01)	0.04	(0.01)	0.04
Net income (loss) attributable to Pursuit common stockholders	$0.55	$0.20	$(0.35)	$(0.90)
Weighted-average outstanding common shares	27,702	28,256	27,779	28,184
Diluted income (loss) per common share:
Continuing operations attributable to Pursuit common stockholders	$0.55	$0.16	$(0.34)	$(0.94)
Discontinued operations attributable to Pursuit common stockholders	(0.01)	0.04	(0.01)	0.04
Net income (loss) attributable to Pursuit common stockholders	$0.54	$0.20	$(0.35)	$(0.90)
Weighted-average outstanding and potentially dilutive common shares	27,978	28,392	27,779	28,184

See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$17,124	$8,731	$(7,614)	$(22,621)
Other comprehensive (loss) income:
Unrealized foreign currency translation adjustments	(5,820)	22,744	(3,721)	23,527
Change in net actuarial gain or loss, net of tax	(1,452)	3,489	28	3,532
Change in prior service credit, net of tax	(1,039)	(461)	(2,079)	(463)
Comprehensive income (loss)	8,813	34,503	(13,386)	3,975
Comprehensive income attributable to non-redeemable noncontrolling interests	(961)	(7,716)	(156)	(8,344)
Comprehensive income (loss) attributable to Pursuit	$7,852	$26,787	$(13,542)	$(4,369)

See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2025	$47,413	$685,714	$57,246	$(41,803)	$(166,737)	$581,833	$78,551	$660,384
Net (loss) income	—	—	(24,938)	—	—	(24,938)	200	(24,738)
Common stock repurchases	—	—	—	—	(25,181)	(25,181)	—	(25,181)
Employee benefit plans	—	(9,808)	—	—	6,808	(3,000)	—	(3,000)
Share-based compensation	—	1,658	—	—	—	1,658	—	1,658
Unrealized foreign currency translation adjustments	—	—	—	3,104	—	3,104	(1,005)	2,099
Change in net actuarial loss, net of tax	—	—	—	1,480	—	1,480	—	1,480
Change in prior service credit, net of tax	—	—	—	(1,040)	—	(1,040)	—	(1,040)
Balance, March 31, 2026	$47,413	$677,564	$32,308	$(38,259)	$(185,110)	$533,916	$77,746	$611,662
Net income	—	—	15,172	—	—	15,172	1,952	17,124
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,997)	(5,997)
Common stock repurchases	—	—	—	—	(7,533)	(7,533)	—	(7,533)
Employee benefit plans	—	(204)	—	—	240	36	—	36
Share-based compensation	—	1,981	—	—	—	1,981	—	1,981
Unrealized foreign currency translation adjustments	—	—	—	(4,829)	—	(4,829)	(991)	(5,820)
Change in net actuarial gain, net of tax	—	—	—	(1,452)	—	(1,452)	—	(1,452)
Change in prior service credit, net of tax	—	—	—	(1,039)	—	(1,039)	—	(1,039)
Balance, June 30, 2026	$47,413	$679,341	$47,480	$(45,579)	$(192,403)	$536,252	$72,710	$608,962

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2024	$47,413	$680,684	$33,697	$(64,475)	$(171,494)	$525,825	$90,863	$616,688
Net loss	—	—	(31,136)	—	—	(31,136)	(216)	(31,352)
Employee benefit plans	—	(9,148)	—	—	9,898	750	—	750
Share-based compensation	—	2,436	—	—	—	2,436	—	2,436
Unrealized foreign currency translation adjustments	—	—	—	(61)	—	(61)	844	783
Change in net actuarial loss, net of tax	—	—	—	43	—	43	—	43
Change in prior service credit, net of tax	—	—	—	(2)	—	(2)	—	(2)
Other, net	—	(1)	—	—	—	(1)	—	(1)
Balance, March 31, 2025	$47,413	$673,971	$2,561	$(64,495)	$(161,596)	$497,854	$91,491	$589,345
Net income	—	—	5,646	—	—	5,646	3,085	8,731
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,436)	(5,436)
Employee benefit plans	—	(712)	—	—	2,607	1,895	—	1,895
Share-based compensation	—	1,825	—	—	—	1,825	—	1,825
Unrealized foreign currency translation adjustments	—	—	—	18,113	—	18,113	4,631	22,744
Change in net actuarial loss, net of tax	—	—	—	3,489	—	3,489	—	3,489
Change in prior service credit, net of tax	—	—	—	(461)	—	(461)	—	(461)
Other, net	—	1	—	—	—	1	—	1
Balance, June 30, 2025	$47,413	$675,085	$8,207	$(43,354)	$(158,989)	$528,362	$93,771	$622,133

See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(7,614)	$(22,621)
Loss (income) from discontinued operations, net of tax	339	(1,004)
Adjustments to reconcile net loss to net cash used in operating activities attributable to continuing operations
Depreciation and amortization	19,326	22,041
Share-based compensation expense	3,639	4,261
Other non-cash items, net	459	378
Change in operating assets and liabilities (excluding the impacts of acquisitions and dispositions):
Contract liabilities	21,366	19,816
Receivables	(15,757)	(15,781)
Prepaid assets	(14,946)	(11,658)
Inventories	(7,653)	(6,728)
Other assets and liabilities, net	(10,188)	8,488
Net cash used in operating activities attributable to continuing operations	(11,029)	(2,808)
Cash flows from investing activities
Capital expenditures	(36,609)	(28,262)
Other investing activities	527	6,581
Net cash used in investing activities attributable to continuing operations	(36,082)	(21,681)
Cash flows from financing activities
Proceeds from borrowings	260,873	75,456
Payments on debt and finance lease obligations	(166,668)	(65,383)
Repurchases of common stock	(32,714)	—
Other financing activities	(9,226)	(5,131)
Net cash provided by financing activities attributable to continuing operations	52,265	4,942
Total cash provided by (used in) continuing operations	5,154	(19,547)
Net cash used in operating activities attributable to discontinued operations	—	(11,881)
Net cash provided by investing activities attributable to discontinued operations	—	1,485
Total cash used in discontinued operations	—	(10,396)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash attributable to continuing operations	59	2,268
Net change in cash, cash equivalents, and restricted cash	5,213	(27,675)
Cash, cash equivalents, and restricted cash, beginning of year	31,694	56,057
Cash, cash equivalents, and restricted cash, end of period	$36,907	$28,382

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

The Condensed Consolidated Financial Statements include the accounts of Pursuit and all of its majority-owned subsidiaries, and all significant intercompany account balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified in order to conform to current year presentation. The Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025, include reclassifications of expense of $3.9 million and $7.4 million, respectively, from operating expenses (exclusive of depreciation and amortization shown separately below) to selling, general, and administrative expenses to conform to the Company’s current presentation.

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

Nature of Business and Recent Developments

Pursuit is a global attractions and hospitality company that owns and operates a collection of inspiring and unforgettable travel experiences in iconic destinations. Pursuit is managed on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, Pursuit is deemed to be a single operating segment.

Eagle Wing Tours Acquisition

On July 14, 2026, the Company entered into a Share Purchase Agreement with the shareholders of Eagle Wing Tours Ltd. (“Eagle Wing”), pursuant to which Pursuit acquired all of the issued and outstanding shares of Eagle Wing for an aggregate purchase price of CAD $23.9 million (approximately USD $17.0 million as of closing). Eagle Wing, based on Vancouver Island, British Columbia, operates a whale watching and marine wildlife experience through a fleet of five vessels. The financial results of Eagle Wing will be consolidated in Pursuit’s financial statements prospectively from the date of acquisition.

Flyover Attractions Sale

On July 31, 2026, Pursuit completed the sale of all of its equity in the Flyover attractions (the “Flyover Attractions”) to Brogent Technologies Inc. (“Brogent”) pursuant to an Equity Purchase Agreement, dated January 21, 2026, (as supplemented and amended, the “Flyover Sale Agreement”) for a purchase price of approximately $75.0 million in cash, subject to post-closing adjustments (the “Flyover Attractions Sale”). As of June 30, 2026, the assets and liabilities of the Flyover Attractions are presented as current assets held for sale and current liabilities held for sale on the Company’s Condensed Consolidated Balance Sheet. The Company does not report the Flyover Attractions as a discontinued operation. See Note 4 – Acquisitions and Dispositions for additional information.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Insurance Recoveries

On July 22, 2024, Jasper National Park was closed and evacuated due to wildfire activity, and wildfires entered the Jasper townsite on July 24, 2024. The Company received insurance proceeds as a partial settlement payment relating to losses from the wildfires of approximately $1.9 million and $6.4 million during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2026, the Company received approximately $4.8 million in business interruption insurance proceeds and recorded associated income from these proceeds of $4.6 million in other (income) expense, net on the Company’s Condensed Consolidated Statements of Operations for such periods. As of June 30, 2026, the Company received an aggregate of $28.8 million in total insurance proceeds related to the Jasper wildfires.

Tabacón Acquisition

On July 1, 2025, Pursuit entered into a Share Purchase Agreement (the “Tabacón Purchase Agreement”) with the shareholders of Inversiones Turísticas Arenal, S.A. (“ITA”), pursuant to which the Company acquired all of the issued and outstanding shares of ITA. ITA is the owner and operator of Tabacón Thermal Resort & Spa (“Tabacón”), an eco-luxury resort spanning 570 acres of rainforest which features two thermal river attractions, located in the Arenal region of Costa Rica. Tabacón features 105 rooms, an internationally renowned spa, and signature culinary experiences. See Note 4 – Acquisitions and Dispositions for additional information. The financial results of Tabacón are consolidated in Pursuit’s financial statements prospectively from the date of acquisition.

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

Disaggregation of Revenue

The following tables disaggregate revenue by major service and product lines, timing of revenue recognition, and geographical regions served for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Services:
Ticket revenue	$54,668	$53,200	$77,814	$72,152
Rooms revenue	32,973	25,952	46,063	33,291
Other	10,874	5,234	13,785	6,842
Transportation	3,696	3,677	5,778	5,512
Total services revenue	102,211	88,063	143,440	117,797
Products:
Food and beverage	19,718	17,324	28,248	23,447
Retail operations	11,564	11,356	13,447	13,078
Total products revenue	31,282	28,680	41,695	36,525
Total revenue	$133,493	$116,743	$185,135	$154,322

Timing of revenue recognition:
Services transferred over time	$102,211	$88,063	$143,440	$117,797
Products transferred at a point in time	31,282	28,680	41,695	36,525
Total revenue	$133,493	$116,743	$185,135	$154,322

Geographical regions:
Canada	$68,296	$66,850	$89,544	$86,365
U.S.	39,422	35,530	45,791	41,012
Iceland	17,395	14,363	31,460	26,945
Costa Rica ⁽¹⁾	8,380	—	18,340	—
Total revenue	$133,493	$116,743	$185,135	$154,322

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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes share-based compensation expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Restricted stock units	$1,063	$1,218	$2,032	$2,549
Performance-based restricted stock units	918	607	1,607	1,661
Stock options	—	—	—	51
Share-based compensation expense before income tax	1,981	1,825	3,639	4,261
Income tax benefit (1)	(51)	(47)	(106)	(86)
Share-based compensation expense, net of income tax	$1,930	$1,778	$3,533	$4,175
(1)
The income tax benefit amount for all periods primarily reflects the tax benefit associated with employees based outside of the U.S.

NOTE 4. ACQUISITIONS AND DISPOSITIONS

Flyover Attractions

On July 31, 2026, Pursuit completed the Flyover Attractions Sale to Brogent pursuant to the Flyover Sale Agreement for a purchase price of approximately $75.0 million in cash, subject to post-closing adjustments. As of June 30, 2026, the assets and liabilities of the Flyover Attractions are presented as current assets held for sale and current liabilities held for sale on the Company’s Condensed Consolidated Balance Sheet.

Subsequent to being classified as held for sale, the total assets and liabilities combined with the related accumulated other comprehensive loss of the Flyover Attractions (the “Disposal Group”) were recorded at the lower of their historical carrying values or the estimated net purchase price of the Flyover Attractions Sale less costs to sell. As of June 30, 2026, the historical carrying values of the Disposal Group exceeded the estimated net purchase price of the Flyover Attractions less costs to sell. As a result, the Company recorded an impairment of the Disposal Group, with an associated valuation allowance on the net assets of the Disposal Group, of approximately $3.1 million during the three and six months ended June 30, 2026, which was presented within other (income) expense, net on the Company’s Condensed Consolidated Statements of Operations. The Company does not report the Flyover Attractions as a discontinued operation.

The major classes of assets and liabilities of the Disposal Group as of June 30, 2026, consisted of the following:

(in thousands)	June 30, 2026
Assets
Cash and cash equivalents	$2,833
Property and equipment, net	73,986
Operating lease right-of-use assets	17,105
Goodwill	24,389
Other assets	5,026
Valuation allowance (Disposal Group impairment)	(3,115)
Total current assets held for sale	$120,224

Liabilities
Long-term debt and finance lease obligations	$12,809
Long-term operating lease obligations	27,348
Other liabilities	9,677
Total current liabilities held for sale	$49,834

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tabacón Thermal Resort & Spa

On July 1, 2025, the Company entered into the Tabacón Purchase Agreement with the shareholders of ITA, pursuant to which the Company acquired all of the issued and outstanding shares of ITA for an aggregate purchase price of $108.6 million, which is net of customary post-closing adjustments for indebtedness, deferred revenue, working capital, and other specified matters in the Tabacón Purchase Agreement. ITA is the owner and operator of Tabacón, an eco-luxury resort spanning 570 acres of rainforest which features two thermal river attractions, located in the Arenal region of Costa Rica. The Company funded the purchase price primarily with borrowings under the 2025 Revolving Credit Facility (see Note 8 – Debt and Finance Lease Obligations for further details).

The following table summarizes the allocation of the aggregate purchase price and amounts of assets acquired based upon the estimated fair value at the date of acquisition:

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

NOTE 5. SUPPLEMENTARY BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash balances as presented in the Condensed Consolidated Statements of Cash Flows as of June 30, 2026, December 31, 2025, and June 30, 2025, included:

(in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Cash and cash equivalents	$33,864	$31,118	$24,742
Restricted cash (included in other current assets)	—	576	3,640
Cash, cash equivalents, and restricted cash reported in current assets held for sale	3,043	—	—
Cash, cash equivalents, and restricted cash	$36,907	$31,694	$28,382

Other current assets as of June 30, 2026, December 31, 2025, and June 30, 2025, consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Other	$1,684	$2,606	$8,809
Deferred proceeds from GES Sale	—	—	25,000
Other current assets	$1,684	$2,606	$33,809

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other current liabilities as of June 30, 2026, December 31, 2025, and June 30, 2025, consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Continuing operations:
Income taxes payable	$5,802	$9,201	$4,709
Accrued concession fees	3,916	8,414	6,258
Operating lease obligations	1,641	3,352	3,771
Current portion of debt and finance lease obligations	705	1,510	2,566
Current portion of pension and postretirement liabilities	407	5,357	4,903
Other	9,415	3,694	14,497
Total continuing operations	21,886	31,528	36,704
Total discontinued operations	—	—	31
Total other current liabilities	$21,886	$31,528	$36,735

Other deferred items and liabilities as of June 30, 2026, December 31, 2025, and June 30, 2025, consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Continuing operations:
Foreign deferred tax liability	$32,828	$34,016	$25,911
Pension and postretirement benefits	743	699	6,039
Other	1,910	119	3,667
Total continuing operations	35,481	34,834	35,617
Total discontinued operations	—	1,058	1,357
Total other deferred items and liabilities	$35,481	$35,892	$36,974

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of June 30, 2026, December 31, 2025, and June 30, 2025, consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Land and land interests	$41,083	$39,808	$31,799
Buildings and leasehold improvements	489,807	520,321	459,377
Equipment and other	272,961	333,481	291,082
Gross property and equipment	803,851	893,610	782,258
Accumulated depreciation	(253,742)	(296,768)	(278,053)
Property and equipment, net (excluding finance leases)	550,109	596,842	504,205
Finance lease right-of-use assets, net	40,157	52,488	54,184
Property and equipment, net	$590,266	$649,330	$558,389

Depreciation expense was $8.7 million and $17.3 million during the three and six months ended June 30, 2026, respectively. Depreciation expense was $9.7 million and $19.5 million during the three and six months ended June 30, 2025, respectively.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The changes in the goodwill carrying amount during the six months ended June 30, 2026, included:

(in thousands)
Balance as of December 31, 2025	$150,414
Foreign currency translation adjustments(1)	1,087
Goodwill reported in current assets held for sale	(24,389)
Balance as of June 30, 2026	$127,112
(1)
Includes foreign currency translation adjustments included in unrealized foreign currency translation adjustments on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026, associated with the Company’s foreign subsidiary goodwill balances, including the goodwill balances of the Flyover Attractions.

Other intangible assets as of June 30, 2026, December 31, 2025, and June 30, 2025, consisted of the following:

		June 30, 2026		December 31, 2025		June 30, 2025
(in thousands)	Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization:
Operating contracts and licenses	25.2	$55,667	$(8,416)	$56,890	$(7,864)	$58,292	$(7,138)
In-place lease	30.3	13,776	(2,662)	14,243	(2,558)	14,362	(2,392)
Customer contracts and relationships	4.1	7,920	(3,189)	7,859	(3,044)	5,683	(2,777)
Tradenames and other	3.3	1,511	(559)	5,179	(3,721)	5,211	(3,418)
Total amortized intangible assets		78,874	(14,826)	84,171	(17,187)	83,548	(15,725)
Indefinite-lived intangible assets:
Tradenames		5,447	—	5,000	—	—	—
Business licenses		3,663	—	3,665	—	3,592	—
Other intangible assets		$87,984	$(14,826)	$92,836	$(17,187)	$87,140	$(15,725)

Intangible asset amortization expense (excluding amortization expense of ROU assets) was $0.7 million and $1.4 million during the three and six months ended June 30, 2026, respectively. Intangible asset amortization expense (excluding amortization expense of ROU assets) was $0.8 million and $1.5 million during the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, the estimated future definite-lived intangible asset amortization expense includes:

(in thousands)
Year ending December 31,
Remainder of 2026	$1,428
2027	2,772
2028	2,750
2029	2,640
2030	2,428
Thereafter	52,030
Total	$64,048

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. DEBT AND FINANCE LEASE OBLIGATIONS

Debt and finance lease obligations as of June 30, 2026, December 31, 2025, and June 30, 2025, consisted of the following:

(in thousands, except interest rates)	June 30, 2026	December 31, 2025	June 30, 2025
2025 Revolving Credit Facility - Pursuit borrowings 5.6%, 5.5%, and 6.2% interest rate, respectively, due through 2030(1)	$128,300	$58,500	$10,500
2025 Revolving Credit Facility - Brewster, Inc. borrowings 4.6% and 4.3% as of June 30, 2026 and December 31, 2025, respectively, due through 2030(1)	42,150	28,857	—
Jasper Term Loan - 6.5% fixed interest rate, due through 2028(1)	11,396	11,906	12,126
Forest Park Hotel Renovation Construction Loan - 5.5% as of June 30, 2026, due through 2028(1)	9,984	—	—
Flyover Iceland Credit Facility	—	—	3,690
Other	—	—	443
Total debt (2)	191,830	99,263	26,759
Finance lease obligations, due through 2067 (3)	45,428	59,830	60,188
Total debt and finance lease obligations	237,258	159,093	86,947
Less: unamortized debt issuance costs	(2,471)	(2,563)	(1,980)
Less: current portion	(705)	(1,510)	(2,566)
Long-term debt and finance lease obligations	$234,082	$155,020	$82,401
(1)
Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.
(2)
The carrying value of total debt approximates the estimated fair value of total debt for the respective periods due to the variable nature of the associated interest rates for the majority of the borrowings.
(3)
See Note 13 – Leases and Other for additional information.

2025 Credit Agreement

The 2025 Credit Agreement carries the following financial covenants:

•
Maintain a total net leverage ratio no greater than 3.0 to 1.0; and
•
Maintain a fixed-charge coverage ratio no less than 1.25 to 1.0.

As of June 30, 2026, the Company was in compliance with all financial covenants under the 2025 Credit Agreement.

As of June 30, 2026, capacity remaining under the 2025 Revolving Credit Facility was $124.2 million, reflecting the $300.0 million total facility size, less $170.5 million of outstanding borrowings and $5.3 million in outstanding letters of credit.

Jasper Credit Facility

The Jasper Credit Facility provides for a CAD $17.0 million term loan (“Jasper Term Loan”) and a CAD $10.0 million revolving credit facility (“Jasper Revolving Credit Facility”).

The Jasper Credit Facility carries the following financial covenants:

•
Maintain a pre-compensation fixed-charge coverage ratio of not less than 1.3 to 1.0; and
•
Maintain a post-compensation fixed-charge coverage ratio of not less than 1.1 to 1.0.

As of June 30, 2026, there were no outstanding borrowings, and capacity remaining under the Jasper Revolving Credit Facility was CAD $10.0 million (approximately USD $7.0 million as of June 30, 2026). As of June 30, 2026, the Company was in compliance with all financial covenants under the Jasper Credit Facility.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Forest Park Hotel Renovation Construction Loan

On January 6, 2026, the Company, through its indirect majority-owned subsidiary Sawridge MPL Jasper Limited Partnership, entered into a construction loan facility with ATB Financial, as borrower, for up to CAD $30.0 million (approximately USD $21.1 million as of June 30, 2026) related to the renovation of the Forest Park Hotel’s Woodland Wing in Jasper National Park, for which renovations were ongoing as of June 30, 2026. The construction loan facility requires interest payments at Canadian Prime Rate plus 1.00%. The loan matures in March 2028.

NOTE 9. INCOME (LOSS) PER SHARE

The components of basic and diluted income (loss) per share for the three and six months ended June 30, 2026 and 2025, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income (loss) from continuing operations attributable to Pursuit	$15,490	$4,511	$(9,427)	$(26,494)
(Loss) income from discontinued operations, net of tax	(318)	1,135	(339)	1,004
Net income (loss) attributable to Pursuit	$15,172	$5,646	$(9,766)	$(25,490)

Basic weighted-average outstanding common shares	27,702	28,256	27,779	28,184
Additional dilutive shares related to share-based compensation	276	136	—	—
Diluted weighted-average outstanding common shares	27,978	28,392	27,779	28,184

Income (loss) per common share:
Basic:
Continuing operations	$0.56	$0.16	$(0.34)	$(0.94)
Discontinued operations	(0.01)	0.04	(0.01)	0.04
Basic income (loss) attributable to Pursuit common stockholders:	$0.55	$0.20	$(0.35)	$(0.90)
Diluted:
Continuing operations	$0.55	$0.16	$(0.34)	$(0.94)
Discontinued operations	(0.01)	0.04	(0.01)	0.04
Diluted income (loss) attributable to Pursuit common stockholders:	$0.54	$0.20	$(0.35)	$(0.90)

The Company excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Unvested restricted share-based awards	4	114	99	193
Unvested performance share-based awards	—	146	165	235
Stock options	—	225	—	194

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss (“AOCL”) by component for the six months ended June 30, 2026 and 2025, included:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Pension and Postretirement Benefits, Net	Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(46,440)	$4,637	$(41,803)
Other comprehensive loss before reclassifications	(1,725)	—	(1,725)
Amounts reclassified from AOCL, net of tax	—	(2,051)	(2,051)
Net other comprehensive loss	(1,725)	(2,051)	(3,776)
Balance as of June 30, 2026	$(48,165)	$2,586	$(45,579)

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Pension and Postretirement Benefits, Net	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(62,940)	$(1,535)	$(64,475)
Other comprehensive income before reclassifications	18,052	—	18,052
Amounts reclassified from AOCL, net of tax	—	3,069	3,069
Net other comprehensive income	18,052	3,069	21,121
Balance as of June 30, 2025	$(44,888)	$1,534	$(43,354)

Amounts reclassified from AOCL that relate to our defined benefit pension and other postretirement plans include the amortization of prior service (credits) costs and actuarial net (gains) losses recognized during each period presented. The Company recorded these amounts as components of net periodic (gain) cost for each period presented. See Note 12 –Pension and Postretirement Benefits for additional information.

NOTE 11. INCOME TAXES

The Company’s effective tax rate was 19.4% and negative 69.7% for the three and six months ended June 30, 2026, respectively. The Company’s effective tax rate was 28.5% and negative 5.1% for the three and six months ended June 30, 2025, respectively. The decreases in the effective rates for the three and six months ended June 30, 2026, compared to the prior year periods were primarily attributable to improved U.S. operating results, as the Company does not recognize a tax benefit primarily on losses in the United States where the Company has a valuation allowance, and the inclusion of Tabacón’s operating results in the current year periods.

The income tax provision was computed based on the Company’s estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The amount and change of pre-tax income and loss recognized between jurisdictions impacted the reported effective tax rate for the three and six months ended June 30, 2026.

The Company paid net cash for income taxes of $12.3 million during the six months ended June 30, 2026, of which $10.2 million was paid to Canadian taxing authorities. The Company paid net cash for income taxes of $17.0 million during the six months ended June 30, 2025, of which $11.2 million was paid to U.S. federal and state taxing authorities and $4.8 million was paid to Canadian taxing authorities.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12. PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit (gain) cost of the Company’s pension and other postretirement benefit plans for the three months ended June 30, 2026 and 2025, consisted of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$—	$6	$—	$—
Interest cost	—	142	7	107	16	75
Expected return on plan assets	—	(67)	—	—	—	(52)
Amortization of prior service (credit) cost	—	(431)	(1,039)	9	—	11
Recognized net actuarial (gain) loss	(65)	5,970	(315)	(56)	136	5
Net periodic benefit (gain) cost	$(65)	$5,614	$(1,347)	$66	$152	$39

The components of net periodic benefit (gain) cost of the Company’s pension and other postretirement benefit plans for the six months ended June 30, 2026 and 2025, consisted of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$—	$11	$—	$—
Interest cost	55	350	14	216	62	147
Expected return on plan assets	—	(130)	—	—	(33)	(102)
Amortization of prior service (credit) cost	—	(441)	(2,079)	17	—	21
Recognized net actuarial (gain) loss	(65)	6,033	(631)	(80)	2,232	12
Net periodic benefit (gain) cost	$(10)	$5,812	$(2,696)	$164	$2,261	$78

During 2026, the Company terminated the foreign Retirement Plan for Management Employees of Brewster, Inc. for applicable participants. Additionally, during the three and six months ended June 30, 2025, the Company completed the termination and settlement of the Giltspur, Inc. Employees’ Pension Plan, which resulted in a reclassification of previously recorded prior service credit and net actuarial loss within AOCL to other (income) expense, net of approximately $5.4 million.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13. LEASES AND OTHER

The balance sheet presentation of the Company’s operating and finance leases as of June 30, 2026, December 31, 2025, and June 30, 2025, was as follows:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	June 30, 2026	December 31, 2025	June 30, 2025
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$9,288	$26,297	$27,191
Finance lease right-of-use assets, net	Property and equipment, net	40,157	52,488	54,184
Total lease right-of-use assets		$49,445	$78,785	$81,375

Liabilities:
Current:
Operating lease obligations	Other current liabilities	$1,641	$3,352	$3,771
Finance lease obligations	Other current liabilities	455	1,259	1,009
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	6,884	35,339	35,996
Finance lease obligations	Long-term debt and finance lease obligations	44,973	58,571	59,179
Total lease liabilities		$53,953	$98,521	$99,955

The components of lease expense for the three and six months ended June 30, 2026 and 2025, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$284	$503	$631	$986
Interest on lease liabilities	1,335	1,337	2,697	2,666
Operating lease cost	1,233	1,747	2,618	3,394
Short-term lease cost	898	775	1,485	1,261
Variable lease cost	67	30	135	60
Total lease cost, net	$3,817	$4,392	$7,566	$8,367

Other information related to operating and finance leases for the three and six months ended June 30, 2026 and 2025, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,954	$1,814	$3,773	$3,496
Operating cash flows from finance leases	$1,781	$1,599	$3,113	$3,119
Financing cash flows from finance leases	$466	$239	$725	$460
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$417	$418	$2,258	$2,139

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average remaining lease terms and discount rates for operating and finance leases as of June 30, 2026, December 31, 2025, and June 30, 2025, were:

	June 30, 2026	December 31, 2025	June 30, 2025
Weighted-average remaining lease term (years):
Operating leases	8.3	9.9	10.2
Finance leases	39.7	33.8	33.9
Weighted-average discount rate:
Operating leases	7.1%	7.3%	7.3%
Finance leases	9.2%	9.2%	9.2%

As of June 30, 2026, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, included:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2026	$1,714	$2,168	$3,882
2027	1,803	4,336	6,139
2028	1,496	4,336	5,832
2029	1,365	4,336	5,701
2030	1,159	4,336	5,495
Thereafter	4,161	149,402	153,563
Total future lease payments	11,698	168,914	180,612
Less: Amount representing interest	(3,173)	(123,486)	(126,659)
Present value of minimum lease payments	8,525	45,428	53,953
Current portion	(1,641)	(455)	(2,096)
Long-term portion	$6,884	$44,973	$51,857

As of June 30, 2026, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that the Company owns, included:

(in thousands)
Remainder of 2026	$1,022
2027	1,530
2028	1,216
2029	991
2030	859
Thereafter	849
Total minimum rental income	$6,467

NOTE 14. LITIGATION, CLAIMS, CONTINGENCIES, AND OTHER

Litigation and Regulatory Proceedings

The Company is a plaintiff or defendant in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against the Company. Although the amount of liability as of June 30, 2026, with respect to unresolved legal matters is not ascertainable, the Company believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on its business, financial position, or results of operations.

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

The Company is subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which it has or had operations. If the Company were to fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and it could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, the Company also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. As of June 30, 2026, the Company had environmental remediation liabilities of $1.1 million related to previously sold operations. Although the Company is a party to certain environmental disputes, it believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations.

Guarantees

As of June 30, 2026, the Company had certain obligations under guarantees to third parties. These guarantees are not subject to liability recognition in the Condensed Consolidated Financial Statements and relate to leased facilities and equipment leases entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary cannot meet its own payment obligations. The maximum potential amount of future payments that would be required under all guarantees existing as of June 30, 2026, would be approximately $38.4 million. These guarantees relate to the Company’s leased equipment and facilities through December 2038. There are no recourse provisions that would enable a recovery from third parties for any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements pursuant to which the Company could recover payments.

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

The Company’s CODM assesses performance of its single reportable segment and decides how to allocate resources based on income (loss) from continuing operations, which is reported on the Condensed Consolidated Statements of Operations. The Company’s CODM also uses income (loss) from continuing operations to monitor actual results versus internal forecasts to help assess performance and establish management compensation. The CODM does not use a measure of segment assets to evaluate segment performance or in deciding how to allocate resources.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The financial information, including significant single segment expense categories, regularly provided to the Company’s CODM is included in the following table, including a reconciliation to income (loss) from continuing operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total revenue	$133,493	$116,743	$185,135	$154,322
Costs and expenses:
Cost of food, beverage, and retail products sold	$9,587	$8,871	$12,575	$11,156
Operating labor expenses (1)	32,651	28,329	52,488	44,507
Other segment expenses (2)	38,723	30,340	61,098	49,068
Selling, general, and administrative expenses	20,788	19,623	40,001	40,309
Depreciation and amortization	9,650	11,073	19,326	22,041
Interest expense, net	3,172	1,928	5,827	3,392
Other (income) expense, net	(2,728)	5,962	(1,894)	6,319
Total costs and expenses	111,843	106,126	189,421	176,792
Income (loss) from continuing operations before income taxes	21,650	10,617	(4,286)	(22,470)
Income tax expense	4,208	3,021	2,989	1,155
Income (loss) from continuing operations	$17,442	$7,596	$(7,275)	$(23,625)

(1) Operating labor expenses consist of wages, incentives, benefits, and employer taxes.

(2) Other segment expenses primarily include insurance expense, royalty fees, utilities, operating lease expense, property tax expense, and credit card fees.

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

Overview

We are an attractions and hospitality company that owns and operates a collection of inspiring and unforgettable experiences in iconic destinations in the United States (“U.S.”), Canada, Iceland, and Costa Rica. Including Eagle Wing Tours, Ltd. (which we acquired on July 14, 2026, as discussed below) and excluding the Flyover Attractions (as defined below), our elevated hospitality experiences include 14 world-class point-of-interest attractions and 29 distinctive lodges, along with integrated restaurants, retail and transportation that enable visitors to discover and connect with stunning national parks and renowned global travel locations.

Eagle Wing Tours Acquisition

On July 14, 2026, we entered into a Share Purchase Agreement with the shareholders of Eagle Wing Tours Ltd. (“Eagle Wing”), pursuant to which we acquired all of the issued and outstanding shares of Eagle Wing for an aggregate purchase price of CAD $23.9 million (approximately USD $17.0 million as of closing). Eagle Wing, based on Vancouver Island, British Columbia, operates a whale watching and marine wildlife experience through a fleet of five vessels. The financial results of Eagle Wing will be consolidated in our financial statements prospectively from the date of acquisition.

Flyover Attractions Sale

On July 31, 2026, we completed the sale of all of our equity in the Flyover attractions (the “Flyover Attractions”) to Brogent Technologies Inc. pursuant to an Equity Purchase Agreement, dated January 21, 2026, for a purchase price of approximately $75.0 million in cash, subject to post-closing adjustments. As of June 30, 2026, the assets and liabilities of the Flyover Attractions are presented as current assets held for sale and current liabilities held for sale on our Condensed Consolidated Balance Sheet. We do not report the Flyover Attractions as a discontinued operation. See Note 4 – Acquisitions and Dispositions to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.

Tabacón Acquisition

On July 1, 2025, we entered into a Share Purchase Agreement with the shareholders of Inversiones Turísticas Arenal, S.A. (“ITA”), pursuant to which we acquired all of the issued and outstanding shares of ITA. ITA is the owner and operator of Tabacón Thermal Resort & Spa (“Tabacón”), an eco-luxury resort spanning 570 acres of rainforest which features two thermal river attractions, located in the Arenal region of Costa Rica. Tabacón features 105 rooms, an internationally renowned spa, and signature culinary experiences. See Note 4 – Acquisitions and Dispositions to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information. The financial results of Tabacón are consolidated in our financial statements prospectively from the date of acquisition.

Seasonality

Peak activity for the majority of our operations has historically occurred during the summer months. However, our recent acquisition of Tabacón represents an operation which we expect will generate revenue more evenly over the course of the calendar year. During 2025, 79% of our revenue was earned in the second and third quarters.

Results of Operations

The following table presents total revenue by lines of business for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue (1):
Attractions	$70,839	$67,968	4.2%	$99,583	$91,960	8.3%
Hospitality	54,898	44,485	23.4%	74,882	55,679	34.5%
Transportation	3,706	3,727	(0.6)%	5,799	5,522	5.0%
Other	4,050	563	**	4,871	1,161	**
Total revenue	$133,493	$116,743	14.3%	$185,135	$154,322	20.0%

** Change is greater than +/- 100%.

(1)
Revenue by lines of business does not agree to Note 2 – Revenue and Related Contract Liabilities to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) as the amounts in the above table represent management’s methodology for evaluating performance, which includes product revenue from food and beverage and retail operations within each line of business.

Attractions revenue increased $2.9 million, or 4.2%, during the three months ended June 30, 2026, primarily due to a 7.7% increase in revenue per attraction visitor on a same store-basis, as well as incremental attractions revenue from Tabacón (acquired in July 2025) of $1.2 million. Attractions revenue increased $7.6 million, or 8.3%, during the six months ended June 30, 2026, primarily due to a 6.7% increase in revenue per attraction visitor on a same-store basis, as well as incremental attractions revenue from Tabacón of $3.1 million.

Hospitality revenue increased $10.4 million during the three months ended June 30, 2026, primarily due to incremental hospitality revenue of $7.1 million from Tabacón, as well as an increase in ADR (as defined below) at our other lodging properties. Hospitality revenue increased $19.2 million during the six months ended June 30, 2026, primarily due to incremental hospitality revenue of $15.2 million from Tabacón, as well as an increase in ADR at our other lodging properties.

Other revenue increased $3.5 million and $3.7 million during the three and six months ended June 30, 2026, respectively, primarily due to film licensing revenue for the Flyover Attractions during such periods.

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

The following tables provide our key performance indicators for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025		% Change
	As Reported	Same-Store (1)	As Reported	Same-Store (1)	As Reported	Same-Store (1)
Attractions Key Performance Indicators:
Number of visitors (in thousands)	1,096	1,079	1,135	1,135	(3.4%)	(4.9)%
Ticket revenue (in thousands)	$54,668	$53,446	$53,200	$53,202	2.8%	0.5%
Effective ticket price	$49.88	$49.53	$46.87	$46.87	6.4%	5.7%
Attractions revenue (in thousands)	$70,839	$69,559	$67,968	$67,969	4.2%	2.3%
Revenue per attraction visitor	$64.63	$64.47	$59.88	$59.88	7.9%	7.7%
Hospitality Key Performance Indicators:
Room nights available (in thousands)	164	137	159	139	3.1%	(1.4)%
Rooms revenue (in thousands)	$32,973	$25,640	$25,952	$23,646	27.1%	8.4%
RevPAR	$201.05	$187.15	$163.11	$170.12	23.3%	10.0%
Occupancy	76.1%	76.4%	73.5%	75.1%	2.6 pts	1.3 pts
ADR	$264.20	$244.97	$221.80	$226.52	19.1%	8.1%
Hospitality revenue (in thousands)	$54,898	$44,092	$44,485	$40,828	23.4%	8.0%

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025		% Change
	As Reported	Same-Store (1)	As Reported	Same-Store (1)	As Reported	Same-Store (1)
Attractions Key Performance Indicators:
Number of visitors (in thousands)	1,578	1,537	1,595	1,595	(1.1%)	(3.6)%
Ticket revenue (in thousands)	$77,814	$74,796	$72,152	$73,600	7.8%	1.6%
Effective ticket price	$49.31	$48.66	$45.25	$46.14	9.0%	5.5%
Attractions revenue (in thousands)	$99,583	$96,440	$91,960	$93,793	8.3%	2.8%
Revenue per attraction visitor	$63.11	$62.75	$57.67	$58.80	9.4%	6.7%
Hospitality Key Performance Indicators:
Room nights available (in thousands)	275	226	268	228	2.6%	(0.9)%
Rooms revenue (in thousands)	$46,063	$32,704	$33,291	$30,281	38.4%	8.0%
RevPAR	$167.50	$144.71	$124.12	$132.81	35.0%	9.0%
Occupancy	71.4%	71.0%	67.8%	70.1%	3.6 pts	0.9 pts
ADR	$234.60	$203.81	$183.18	$189.46	28.1%	7.6%
Hospitality revenue (in thousands)	$74,882	$54,668	$55,679	$50,534	34.5%	8.2%

(1) Same-Store key performance indicators represent attractions and hospitality properties that we operated at full capacity, considering seasonal closures, and that have not undergone significant renovations during the quarters being compared. Accordingly, Tabacón (acquired on July 1, 2025), Forest Park Hotel Woodland Wing (currently under renovation), and Grouse Mountain Lodge (currently under renovation) are excluded for the first and second quarters. For attractions and hospitality properties located outside the United States, comparisons to the prior year are expressed on a constant U.S. dollar basis.

Attractions. During the three months ended June 30, 2026, attractions ticket revenue on a same-store basis increased $0.2 million, driven by a 5.7% increase in effective ticket price, partially offset by a 4.9% decrease in number of visitors. During the six months ended June 30, 2026, attractions ticket revenue on a same-store basis increased $1.2 million, driven by a 5.5% increase in effective ticket price, partially offset by a 3.6% decrease in number of visitors. The increases in effective ticket price were primarily driven by our focus on enhancing the guest experience, while the decreases in number of visitors were primarily due to the impact of unfavorable weather near several of our attractions.

Hospitality. During the three and six months ended June 30, 2026, rooms revenue on a same-store basis increased $2.0 million on a 10.0% increase in RevPAR and $2.4 million on a 9.0% increase in RevPAR, respectively. The increases in RevPAR were primarily due to increases in ADR and supported by strong perennial demand for our renowned experiential travel destinations.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Cost of food, beverage, and retail products sold	$9,587	$8,871	8.1%	$12,575	$11,156	12.7%
Operating expenses (exclusive of depreciation and amortization shown separately below)	$71,374	$58,669	21.7%	$113,586	$93,575	21.4%
Selling, general, and administrative expenses	$20,788	$19,623	5.9%	$40,001	$40,309	(0.8)%
Depreciation and amortization	$9,650	$11,073	(12.9)%	$19,326	$22,041	(12.3)%
Interest expense, net	$3,172	$1,928	64.5%	$5,827	$3,392	71.8%
Other (income) expense, net	$(2,728)	$5,962	**	$(1,894)	$6,319	**
Income tax expense	$4,208	$3,021	39.3%	$2,989	$1,155	**

** Change is greater than +/- 100%.

Operating expenses (exclusive of depreciation and amortization) – The increase in operating expenses for the three months ended June 30, 2026, compared to the prior year period was primarily due to the periodic remeasurement of the Sky Lagoon finance lease obligation, which resulted in an unrealized foreign exchange gain of $3.9 million in the second quarter of 2025 compared to an unrealized foreign exchange loss of $0.5 million in the second quarter of 2026. The increase was also due to incremental expenses from Tabacón of $3.2 million and increases in variable costs associated with increased transaction volumes and revenue, including increases of $2.1 million in operating supplies and services, $1.9 million in labor expense, and other inflationary cost increases.

The increase in operating expenses for the six months ended June 30, 2026, compared to the prior year period was primarily due to the periodic remeasurement of the Sky Lagoon finance lease obligation, which resulted in an unrealized foreign exchange gain of $6.1 million in 2025 compared to an unrealized foreign exchange loss of $0.2 million in 2026. The increase was also due to incremental expenses from Tabacón of $4.5 million and increases in variable costs associated with increased transaction volumes and revenue, including increases of $3.4 million in labor expense, $2.3 million in operating supplies and services, and other inflationary cost increases.

Other (income) expense, net – The increases in other income for the three and six months ended June 30, 2026, compared to the prior year periods were primarily due to a $5.4 million settlement charge in the prior year periods associated with the termination of the Giltspur Inc. Employees’ Pension Plan, which was reclassified from accumulated other comprehensive loss, and a $4.6 million gain recorded during the three and six months ended June 30, 2026, related to business interruption insurance proceeds received in connection to the 2024 Jasper wildfires. These increases were partially offset by an approximate $3.1 million impairment of the Flyover Attractions Disposal Group (the total assets and liabilities combined with the related accumulated other comprehensive loss of the Flyover Attractions) during the three and six months ended June 30, 2026.

Income tax expense – The effective tax rate was 19.4% for the three months ended June 30, 2026, compared to 28.5% for the three months ended June 30, 2025, and negative 69.7% for the six months ended June 30, 2026, compared to negative 5.1% for the six months ended June 30, 2025. The decreases in the effective rate for the three and six months ended June 30, 2026, compared to the prior year periods were primarily attributable to improved U.S. operating results and the inclusion of Tabacón’s operating results in 2026.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital expenditures for at least the next 12 months and the longer term.

When assessing our current sources of liquidity, we include the following:

(in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Unrestricted cash and cash equivalents (1)	$33,864	$31,118	$24,742
Available capacity under 2025 Revolving Credit Facility (2)	124,185	207,007	183,859
Cash and cash equivalents reported in current assets held for sale	2,833	—	—
Total available liquidity	$160,882	$238,125	$208,601

(1)
As of June 30, 2026, we held $31.4 million of our unrestricted cash and cash equivalents outside of the U.S.
(2)
As of June 30, 2026, the available capacity under our revolving credit facility (“2025 Revolving Credit Facility”) was the $300.0 million total facility size, less $170.5 million of outstanding borrowings and $5.3 million of outstanding letters of credit.

Cash provided by operating activities, supplemented by our existing unrestricted cash and cash equivalents and availability under our 2025 Revolving Credit Facility, are our primary sources of liquidity for funding our business requirements. A net cash outflow from operating activities is regularly observed in the Condensed Consolidated Statements of Cash Flows during the six months ended June 30 due to seasonality.

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

Cash Flows

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities attributable to continuing operations	$(11,029)	$(2,808)
Net cash used in investing activities attributable to continuing operations	(36,082)	(21,681)
Net cash provided by financing activities attributable to continuing operations	52,265	4,942

Net cash used in operating activities attributable to continuing operations was $11.0 million during the six months ended June 30, 2026, an increase of $8.2 million compared to the same period in 2025, primarily driven by an increase in cash payments for taxes of approximately $5.5 million associated with an increase in operating results from continuing operations on which those payments are based, an increase in cash payments of approximately $3.1 million related to legacy pension and other postretirement benefit plans, and other changes in the timing of working capital, partially offset by improved results from operations across our network of attractions and hospitality properties.

Net cash used in investing activities attributable to continuing operations was $36.1 million during the six months ended June 30, 2026, an increase of $14.4 million compared to the same period in 2025, which was primarily driven by an increase in capital expenditures of $8.3 million, as well as a decrease in proceeds from insurance of $5.9 million.

Net cash provided by financing activities attributable to continuing operations was $52.3 million during the six months ended June 30, 2026, an increase of $47.3 million compared to the same period in 2025, primarily driven by an increase of net proceeds from borrowings of $84.1 million, partially offset by $32.7 million for repurchases of our common stock.

Share Repurchases

On May 1, 2026, our Board of Directors approved a $50.0 million increase to our existing $50.0 million share repurchase authorization, for a total share repurchase authorization of $100.0 million. During the three and six months ended June 30, 2026, we repurchased shares of our common stock worth $7.5 million and $32.7 million, respectively. As of June 30, 2026, approximately $57.1 million remained authorized and available for common stock repurchases. Repurchases may be made from time to time at our discretion through open market purchases, including through Rule 10b5-1 trading plans, or otherwise, as market conditions and business considerations warrant. The Board of Directors’ authorization does not have an expiration date.

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

Our foreign operations are in Canada, Costa Rica, and Iceland. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. Pursuit’s stockholders’ equity includes cumulative unrealized foreign currency translation losses of $48.2 million, $46.4 million, and $44.9 million as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively. We recorded an unrealized foreign currency translation loss attributable to Pursuit of $1.7 million and a gain of $18.1 million during the six months ended June 30, 2026 and 2025, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of June 30, 2026, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $42.6 million. Additionally, we are party to an intercompany debt agreement with our wholly-owned subsidiary that operates Tabacón Thermal Resort & Spa, and the balance of the debt outstanding as of June 30, 2026, was $32.6 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Condensed Consolidated Statements of Operations.

We are exposed to short-term and long-term variable interest rate risk on certain of our debt obligations, which we do not hedge.

There have been no material changes since our 2025 Form 10-K related to our market risk exposure to currency exchange rates, foreign currency rates or interest rates.

ITEM 4. Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.

There were no changes in our internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities AND Use of Proceeds

During the three months ended June 30, 2026, we repurchased the following shares:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
April 1, 2026 - April 30, 2026	132,639	$37.68	132,639	$9,633
May 1, 2026 - May 31, 2026 (1)	60,486	$41.87	60,486	$57,101
June 1, 2026 - June 30, 2026	—	$—	—	$57,101
Total	193,125		193,125

(1) On May 1, 2026, our Board of Directors approved a $50.0 million increase to our existing $50.0 million share repurchase authorization, for a total share repurchase authorization of $100.0 million. As of June 30, 2026, approximately $57.1 million remained authorized and available for common stock repurchases. Repurchases may be made from time to time at our discretion through open market purchases, including through Rule 10b5-1 trading plans, or otherwise, as market conditions and business considerations warrant. The Board of Directors’ authorization does not have an expiration date.

(2) Average price paid per share excludes any commission fees or excise tax imposed on share repurchases.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Letter Agreement, dated May 18, 2026, by and between Pursuit Attractions and Hospitality, Inc. and Flyover Attractions B.V., amending the Equity Purchase Agreement dated as of January 21, 2026, by and among Pursuit Attractions and Hospitality, Inc., Pursuit Investment Holdings, Inc., Brewster Inc., Flyover Attractions B.V., and Brogent Technologies, Inc.

10.2	*

Amendment to Equity Purchase Agreement, dated July 17, 2026, amending the Equity Purchase Agreement dated as of January 21, 2026, by and among Pursuit Attractions and Hospitality, Inc., Pursuit Investment Holdings, Inc., Brewster Inc., Flyover Attractions B.V., and Brogent Technologies, Inc.

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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
(Registrant)

August 5, 2026	By:	/s/ Michael L. Bosco
(Date)		Michael L. Bosco
Chief Accounting Officer
(Duly Authorized Officer)