Form 10-Q
period 2026-09-30
Pursuit Attractions & Hospitality, Inc.
filed 2026-11-04
CIK 884219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to____________
Commission file number: 001-11015
_______________________________________________________
Pursuit Attractions and Hospitality, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________

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
_______________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, there were 27,268,469 shares of common stock outstanding.

For periods presented in this report, unless otherwise stated or as the context otherwise requires, references to, “we,” “us,” “our,” “the Company,” and “Pursuit” refer to Pursuit Attractions and Hospitality, Inc. and our consolidated subsidiaries.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share data)	September 30, 2026	December 31, 2025	September 30, 2025
Assets
Current assets
Cash and cash equivalents	$64,329	$31,118	$33,806
Accounts receivable, net of allowances	37,037	9,151	28,602
Inventories	12,628	12,105	12,404
Prepaid assets	14,571	8,676	11,284
Other current assets	935	2,606	28,083
Total current assets	129,500	63,656	114,179
Property and equipment, net	608,917	649,330	624,085
Other investments and assets	1,864	79	7,662
Operating lease right-of-use assets	9,122	26,297	25,619
Goodwill	140,630	150,414	148,553
Other intangible assets, net	73,557	75,649	76,735
Total Assets	$963,590	$965,425	$996,833
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,516	$21,002	$23,318
Contract liabilities	12,911	14,478	13,316
Accrued compensation	12,378	11,782	19,466
Other current liabilities	36,045	31,528	48,905
Total current liabilities	77,850	78,790	105,005
Long-term debt and finance lease obligations	131,183	155,020	124,485
Long-term operating lease obligations	7,059	35,339	34,865
Other deferred items and liabilities	40,160	35,892	43,693
Total liabilities	256,252	305,041	308,048
Commitments and contingencies
Stockholders’ equity
Pursuit stockholders’ equity:
Common stock, $1.50 par value, 200,000 shares authorized, 27,267, 28,009, and 28,282 shares outstanding, respectively	47,413	47,413	47,413
Additional capital	681,358	685,714	684,994
Retained earnings	130,288	57,246	82,941
Accumulated other comprehensive loss	(40,598)	(41,803)	(49,852)
Common stock in treasury, at cost, 4,342, 3,611, and 3,338 shares, respectively	(192,231)	(166,737)	(158,335)
Total Pursuit stockholders’ equity	626,230	581,833	607,161
Non-redeemable noncontrolling interests	81,108	78,551	81,624
Total stockholders’ equity	707,338	660,384	688,785
Total Liabilities and Stockholders’ Equity	$963,590	$965,425	$996,833
See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue:
Ticket, rooms, transportation, and other services revenue	$186,280	$178,140	$329,720	$295,937
Food, beverage, and retail products revenue	65,250	62,882	106,945	99,407
Total revenue	251,530	241,022	436,665	395,344
Costs and expenses:
Cost of food, beverage, and retail products sold	20,540	19,809	33,115	30,965
Operating expenses (exclusive of depreciation and amortization shown separately below)	84,661	84,038	198,247	177,613
Selling, general, and administrative expenses	19,224	19,999	59,225	60,308
Depreciation and amortization	10,231	12,042	29,557	34,083
Interest expense, net	2,015	2,835	7,842	6,227
Other expense (income), net	1,755	(3,455)	(139)	2,864
Total costs and expenses	138,426	135,268	327,847	312,060
Income from continuing operations before income taxes	113,104	105,754	108,818	83,284
Income tax expense	22,249	17,771	25,238	18,926
Income from continuing operations	90,855	87,983	83,580	64,358
Loss from discontinued operations, net of tax	(107)	(2,882)	(446)	(1,878)
Net income	90,748	85,101	83,134	62,480
Net income attributable to non-redeemable noncontrolling interests	(7,940)	(11,248)	(10,092)	(14,117)
Net income attributable to Pursuit	$82,808	$73,853	$73,042	$48,363
Basic income (loss) per common share:
Continuing operations attributable to Pursuit common stockholders	$2.99	$2.71	$2.65	$1.78
Discontinued operations attributable to Pursuit common stockholders	—	(0.10)	(0.02)	(0.07)
Net income attributable to Pursuit common stockholders	$2.99	$2.61	$2.63	$1.71
Weighted-average outstanding common shares	27,704	28,275	27,754	28,214
Diluted income (loss) per common share:
Continuing operations attributable to Pursuit common stockholders	$2.95	$2.70	$2.63	$1.77
Discontinued operations attributable to Pursuit common stockholders	—	(0.10)	(0.02)	(0.07)
Net income attributable to Pursuit common stockholders	$2.95	$2.60	$2.61	$1.70
Weighted-average outstanding and potentially dilutive common shares	28,043	28,458	27,996	28,400
See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$90,748	$85,101	$83,134	$62,480
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	6,792	(8,058)	3,071	15,469
Change in net actuarial gain or loss, net of tax	(314)	88	(286)	3,620
Change in prior service credit, net of tax	(1,039)	8	(3,118)	(455)
Comprehensive income	96,187	77,139	82,801	81,114
Comprehensive income attributable to non-redeemable noncontrolling interests	(8,398)	(9,784)	(8,554)	(18,128)
Comprehensive income attributable to Pursuit	$87,789	$67,355	$74,247	$62,986
See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2025	$47,413	$685,714	$57,246	$(41,803)	$(166,737)	$581,833	$78,551	$660,384
Net (loss) income	—	—	(24,938)	—	—	(24,938)	200	(24,738)
Common stock repurchases	—	—	—	—	(25,181)	(25,181)	—	(25,181)
Employee benefit plans	—	(9,808)	—	—	6,808	(3,000)	—	(3,000)
Share-based compensation	—	1,658	—	—	—	1,658	—	1,658
Unrealized foreign currency translation adjustments	—	—	—	3,104	—	3,104	(1,005)	2,099
Change in net actuarial loss, net of tax	—	—	—	1,480	—	1,480	—	1,480
Change in prior service credit, net of tax	—	—	—	(1,040)	—	(1,040)	—	(1,040)
Balance, March 31, 2026	$47,413	$677,564	$32,308	$(38,259)	$(185,110)	$533,916	$77,746	$611,662
Net income	—	—	15,172	—	—	15,172	1,952	17,124
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,997)	(5,997)
Common stock repurchases	—	—	—	—	(7,533)	(7,533)	—	(7,533)
Employee benefit plans	—	(204)	—	—	240	36	—	36
Share-based compensation	—	1,981	—	—	—	1,981	—	1,981
Unrealized foreign currency translation adjustments	—	—	—	(4,829)	—	(4,829)	(991)	(5,820)
Change in net actuarial gain, net of tax	—	—	—	(1,452)	—	(1,452)	—	(1,452)
Change in prior service credit, net of tax	—	—	—	(1,039)	—	(1,039)	—	(1,039)
Balance, June 30, 2026	$47,413	$679,341	$47,480	$(45,579)	$(192,403)	$536,252	$72,710	$608,962
Net income	—	—	82,808	—	—	82,808	7,940	90,748
Employee benefit plans	—	(17)	—	—	172	155	—	155
Share-based compensation	—	2,034	—	—	—	2,034	—	2,034
Unrealized foreign currency translation adjustments	—	—	—	6,334	—	6,334	458	6,792
Change in net actuarial gain, net of tax	—	—	—	(314)	—	(314)	—	(314)
Change in prior service credit, net of tax	—	—	—	(1,039)	—	(1,039)	—	(1,039)
Balance, September 30, 2026	$47,413	$681,358	$130,288	$(40,598)	$(192,231)	$626,230	$81,108	$707,338
See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited)

(in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Pursuit Equity	Non-Redeemable Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2024	$47,413	$680,684	$33,697	$(64,475)	$(171,494)	$525,825	$90,863	$616,688
Net loss	—	—	(31,136)	—	—	(31,136)	(216)	(31,352)
Employee benefit plans	—	(9,148)	—	—	9,898	750	—	750
Share-based compensation	—	2,436	—	—	—	2,436	—	2,436
Unrealized foreign currency translation adjustments	—	—	—	(61)	—	(61)	844	783
Change in net actuarial loss, net of tax	—	—	—	43	—	43	—	43
Change in prior service credit, net of tax	—	—	—	(2)	—	(2)	—	(2)
Other, net	—	(1)	—	—	—	(1)	—	(1)
Balance, March 31, 2025	$47,413	$673,971	$2,561	$(64,495)	$(161,596)	$497,854	$91,491	$589,345
Net income	—	—	5,646	—	—	5,646	3,085	8,731
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,436)	(5,436)
Employee benefit plans	—	(712)	—	—	2,607	1,895	—	1,895
Share-based compensation	—	1,825	—	—	—	1,825	—	1,825
Unrealized foreign currency translation adjustments	—	—	—	18,113	—	18,113	4,631	22,744
Change in net actuarial loss, net of tax	—	—	—	3,489	—	3,489	—	3,489
Change in prior service credit, net of tax	—	—	—	(461)	—	(461)	—	(461)
Other, net	—	1	—	—	—	1	—	1
Balance, June 30, 2025	$47,413	$675,085	$8,207	$(43,354)	$(158,989)	$528,362	$93,771	$622,133
Net income	—	—	73,853	—	—	73,853	11,248	85,101
Purchase of noncontrolling interests	—	8,931	—	—	—	8,931	(21,931)	(13,000)
Employee benefit plans	—	(648)	—	—	654	6	—	6
Share-based compensation	—	1,626	—	—	—	1,626	—	1,626
Unrealized foreign currency translation adjustments	—	—	—	(6,594)	—	(6,594)	(1,464)	(8,058)
Change in net actuarial gain, net of tax	—	—	—	88	—	88	—	88
Change in prior service credit, net of tax	—	—	—	8	—	8	—	8
Other, net	—	—	881	—	—	881	—	881
Balance, September 30, 2025	$47,413	$684,994	$82,941	$(49,852)	$(158,335)	$607,161	$81,624	$688,785
See accompanying Notes to Condensed Consolidated Financial Statements.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$83,134	$62,480
Loss from discontinued operations, net of tax	446	1,878
Adjustments to reconcile net income to net cash provided by operating activities attributable to continuing operations
Depreciation and amortization	29,557	34,083
Share-based compensation expense	5,673	5,887
Other non-cash items, net	1,080	1,449
Change in operating assets and liabilities (excluding the impacts of acquisitions and dispositions):
Receivables	(31,197)	(19,276)
Income taxes payable	2,718	12,184
Other assets and liabilities, net	(8,677)	1,098
Net cash provided by operating activities attributable to continuing operations	82,734	99,783
Cash flows from investing activities
Proceeds from sale of business, net	76,129	—
Capital expenditures	(59,884)	(44,097)
Cash paid for acquisitions, net of cash acquired	(15,660)	(107,566)
Other investing activities	526	6,586
Net cash provided by (used in) investing activities attributable to continuing operations	1,111	(145,077)
Cash flows from financing activities
Proceeds from borrowings	349,243	301,911
Payments on debt and finance lease obligations	(358,582)	(248,798)
Repurchases of common stock	(32,714)	—
Purchase of noncontrolling interest	—	(13,000)
Other financing activities	(9,394)	(6,160)
Net cash (used in) provided by financing activities attributable to continuing operations	(51,447)	33,953
Total cash provided by (used in) continuing operations	32,398	(11,341)
Net cash used in operating activities attributable to discontinued operations	—	(11,881)
Net cash used in investing activities attributable to discontinued operations	—	(415)
Total cash used in discontinued operations	—	(12,296)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash attributable to continuing operations	237	1,969
Net change in cash, cash equivalents, and restricted cash	32,635	(21,668)
Cash, cash equivalents, and restricted cash, beginning of year	31,694	56,057
Cash, cash equivalents, and restricted cash, end of period	$64,329	$34,389
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
The Condensed Consolidated Financial Statements include the accounts of Pursuit and all of its majority-owned subsidiaries, and all intercompany account balances and transactions have been eliminated in consolidation.
Certain prior year amounts have been reclassified in order to conform to current year presentation. The Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, include reclassifications of expense of $2.6 million and $10.0 million, respectively, from operating expenses (exclusive of depreciation and amortization shown separately below) to selling, general, and administrative expenses to conform to the Company’s current presentation.
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
Flyover Attractions Sale
On July 31, 2026, Pursuit completed the sale of all of its equity in the Flyover attractions (the “Flyover Attractions”) to Brogent Technologies Inc. (“Brogent”) pursuant to an Equity Purchase Agreement, dated January 21, 2026 (as supplemented and amended, the “Flyover Sale Agreement”), for a purchase price of approximately $75.0 million in cash, subject to post-closing adjustments (the “Flyover Attractions Sale”). The financial results of the Flyover Attractions are consolidated in Pursuit's financial statements through the date of sale. The Company does not report the Flyover Attractions as a discontinued operation. See Note 4 – Acquisitions and Dispositions for additional information.
Eagle Wing Tours Acquisition
On July 14, 2026, the Company entered into a Share Purchase Agreement with the shareholders of Eagle Wing Tours (“Eagle Wing”), pursuant to which Pursuit acquired all of the issued and outstanding shares of Eagle Wing for an aggregate purchase price of CAD $23.9 million (approximately USD $16.9 million as of the acquisition date). Eagle Wing, located on Vancouver Island, British Columbia, operates a whale watching and marine wildlife experience through a fleet of five vessels. See Note 4 – Acquisitions and Dispositions for additional information. The financial results of Eagle Wing are consolidated in Pursuit’s financial statements prospectively from the date of acquisition.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Insurance Recoveries
On July 22, 2024, Jasper National Park was closed and evacuated due to wildfire activity, and wildfires entered the Jasper townsite on July 24, 2024. The Company received insurance proceeds as a partial settlement payment relating to losses from the wildfires of approximately $6.5 million during the nine months ended September 30, 2025. Additionally, during the three and nine months ended September 30, 2025, the Company received approximately $4.2 million in business interruption insurance proceeds, which were recorded as a gain included in other expense (income), net in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2026, the Company received approximately $0.3 million and $5.1 million, respectively, in business interruption insurance proceeds and recorded associated income from these proceeds of $4.6 million in other expense (income), net on the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2026. As of September 30, 2026, the Company received an aggregate of $29.1 million in total insurance proceeds related to the Jasper wildfires. As of September 30, 2026, the Company does not anticipate receiving additional insurance proceeds related to the Jasper wildfires.
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
NOTE 2. REVENUE AND RELATED CONTRACT LIABILITIES
Contract Liabilities
A contract liability represents an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer before transferring control of those goods or services. The Company periodically receives customer deposits prior to transferring the related product(s) or service(s) to the customer, which are recorded as “Contract liabilities” in the Condensed Consolidated Balance Sheets. The contract liabilities are recognized as revenue upon satisfaction of the related contract performance obligation(s). The Company’s performance obligations are short-term in nature. The contract liabilities as of December 31, 2025 will be primarily recognized in revenue during the year ending December 31, 2026.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of Revenue
The following tables disaggregate revenue by major service and product lines, timing of revenue recognition, and geographical regions served for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Services:
Ticket revenue	$101,139	$100,391	$178,953	$172,543
Rooms revenue	63,702	59,677	109,765	92,968
Other	15,448	12,528	29,233	19,370
Transportation	5,991	5,544	11,769	11,056
Total services revenue	186,280	178,140	329,720	295,937
Products:
Food and beverage	37,879	35,868	66,127	59,315
Retail operations	27,371	27,014	40,818	40,092
Total products revenue	65,250	62,882	106,945	99,407
Total revenue	$251,530	$241,022	$436,665	$395,344

Timing of revenue recognition:
Services transferred over time	$186,280	$178,140	$329,720	$295,937
Products transferred at a point in time	65,250	62,882	106,945	99,407
Total revenue	$251,530	$241,022	$436,665	$395,344

Geographical regions:
Canada	$137,427	$129,091	$226,971	$215,456
U.S.	87,227	84,374	133,018	125,386
Iceland	20,278	21,209	51,738	48,154
Costa Rica(1)	6,598	6,348	24,938	6,348
Total revenue	$251,530	$241,022	$436,665	$395,344
(1)Tabacón was acquired by Pursuit on July 1, 2025. Accordingly, the revenue of Tabacón is included in the Company’s results of operations prospectively from the date of acquisition.
NOTE 3. SHARE-BASED COMPENSATION
The Company grants share-based compensation awards to its officers, directors, and certain key employees pursuant to the 2017 Pursuit Attractions and Hospitality, Inc. Omnibus Incentive Plan, as amended (the “2017 Plan”). The 2017 Plan has a 10-year term beginning from the most recent amendment in May 2022 and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock awards and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Restricted stock units	$1,052	$1,094	$3,084	$3,643
Performance-based restricted stock units	982	532	2,589	2,193
Stock options	—	—	—	51
Share-based compensation expense before income tax	2,034	1,626	5,673	5,887
Income tax benefit (1)	(71)	(53)	(177)	(139)
Share-based compensation expense, net of income tax	$1,963	$1,573	$5,496	$5,748
(1)The income tax benefit amount for all periods primarily reflects the tax benefit associated with employees based outside of the U.S.
NOTE 4. ACQUISITIONS AND DISPOSITIONS
Flyover Attractions
On July 31, 2026, Pursuit completed the Flyover Attractions Sale to Brogent pursuant to the Flyover Sale Agreement for a purchase price of approximately $75.0 million in cash, subject to post-closing adjustments, which are expected to be finalized during the fourth quarter of 2026. Upon the closing of the transaction, the Company recognized a loss on the sale of the Flyover Attractions of approximately $2.8 million, which was primarily attributable to certain facility lease payment guarantees that the Company assumed in conjunction with the closing of the transaction, and is included within other expense (income), net on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026. Additionally, prior to the sale, the Flyover Attractions were classified as held for sale and as such, the total assets and liabilities combined with the related accumulated other comprehensive loss of the Flyover Attractions (the “Disposal Group”) were recorded at the lower of their historical carrying values or the estimated net purchase price of the Flyover Attractions Sale less costs to sell, which resulted in an impairment of the Disposal Group of approximately $3.1 million during the three months ended June 30, 2026. This impairment is presented within other expense (income), net on the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2026. The Company does not report the Flyover Attractions as a discontinued operation.
Eagle Wing Tours
On July 14, 2026, the Company entered into a Share Purchase Agreement with the shareholders of Eagle Wing Tours, pursuant to which the Company acquired all of the issued and outstanding shares of Eagle Wing for an aggregate purchase price of CAD $23.9 million (approximately USD $16.9 million as of the acquisition date). Eagle Wing, located on Vancouver Island, British Columbia, operates a whale watching and marine wildlife experience through a fleet of five vessels. The financial results of Eagle Wing are consolidated in the Company's financial statements prospectively from the date of acquisition. The Company funded the purchase price primarily with borrowings under the 2025 Revolving Credit Facility (see Note 8 – Debt and Finance Lease Obligations for further details).

The following table summarizes the preliminary allocation of the aggregate purchase price and amounts of net assets acquired based upon the estimated fair value at the date of acquisition. The purchase price allocation is not yet final and is

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
subject to change within the measurement period (up to one year from the acquisition date) as the valuation of property and equipment and intangible assets is finalized:

(in thousands)	Acquisition Date Estimated Fair Value
Total cash consideration paid by Pursuit Attractions and Hospitality, Inc.	$16,862

Allocation of total estimated purchase consideration:
Current assets	$1,522
Property, equipment, and operating lease right-of-use assets	3,267
Goodwill	13,826
Liabilities	(1,753)
Net assets acquired	$16,862

Under the acquisition method of accounting, the cash consideration the Company paid, as shown in the table above, is allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values. The process of estimating the fair value of the property and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess purchase price over the fair value of net assets acquired was recorded as goodwill. The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to the opportunity for the Company to expand into a new Canadian geography with future growth opportunities when combined with the Company's other businesses. Goodwill is not deductible for tax purposes.

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
Under the acquisition method of accounting, the cash consideration the Company paid, as shown in the table above, is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The process of estimating the fair value of the property and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess purchase price over

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the fair value of net assets acquired was recorded as goodwill. The primary factor that contributed to the purchase price resulting in the recognition of goodwill related to the opportunity for the Company to expand into a new geography with future growth opportunities when combined with other businesses. Additionally, Costa Rica represents an operation which the Company expects will generate revenue more evenly over the course of the calendar year to complement the Company’s existing North American operations. Goodwill is not deductible for tax purposes.
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

Nine Months Ended
(in thousands)	September 30, 2025
Pro forma total revenue	$410,983
Pro forma net income attributable to Pursuit	$49,414

NOTE 5. SUPPLEMENTARY BALANCE SHEET INFORMATION
Cash, cash equivalents and restricted cash balances as presented in the Condensed Consolidated Statements of Cash Flows as of September 30, 2026, December 31, 2025, and September 30, 2025, included:

(in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Cash and cash equivalents	$64,329	$31,118	$33,806
Restricted cash (included in other current assets)	—	576	583
Cash, cash equivalents, and restricted cash	$64,329	$31,694	$34,389
Other current assets as of September 30, 2026, December 31, 2025, and September 30, 2025, consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Other	$935	$2,606	$3,083
Deferred proceeds from GES Sale	—	—	25,000
Other current assets	$935	$2,606	$28,083

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other current liabilities as of September 30, 2026, December 31, 2025, and September 30, 2025, consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Continuing operations:
Income taxes payable	$12,307	$9,201	$16,831
Accrued concession fees	10,761	8,414	10,585
Operating lease obligations	1,711	3,352	3,303
Current portion of debt and finance lease obligations	716	1,510	2,602
Current portion of pension and postretirement liabilities	271	5,357	4,749
Other	10,279	3,694	10,804
Total continuing operations	36,045	31,528	48,874
Total discontinued operations	—	—	31
Total other current liabilities	$36,045	$31,528	$48,905
Other deferred items and liabilities as of September 30, 2026, December 31, 2025, and September 30, 2025, consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Continuing operations:
Foreign deferred tax liability	$35,483	$34,016	$33,556
Pension and postretirement benefits	729	699	5,974
Other	3,948	119	2,801
Total continuing operations	40,160	34,834	42,331
Total discontinued operations	—	1,058	1,362
Total other deferred items and liabilities	$40,160	$35,892	$43,693
NOTE 6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of September 30, 2026, December 31, 2025, and September 30, 2025, consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Land and land interests	$41,037	$39,808	$39,605
Buildings and leasehold improvements	502,103	520,321	512,123
Equipment and other	286,518	333,481	301,538
Gross property and equipment	829,658	893,610	853,266
Accumulated depreciation	(262,227)	(296,768)	(283,826)
Property and equipment, net (excluding finance leases)	567,431	596,842	569,440
Finance lease right-of-use assets, net	41,486	52,488	54,645
Property and equipment, net	$608,917	$649,330	$624,085
Depreciation expense was $9.1 million and $26.4 million during the three and nine months ended September 30, 2026, respectively. Depreciation expense was $10.6 million and $30.1 million during the three and nine months ended September 30, 2025, respectively.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The changes in the goodwill carrying amount during the nine months ended September 30, 2026, included:

(in thousands)
Balance as of December 31, 2025	$150,414
Foreign currency translation adjustments	1,083
Eagle Wing Tours acquisition(1)	13,826
Flyover Attractions Sale(1)	(24,693)
Balance as of September 30, 2026	$140,630
(1)See Note 4 - Acquisitions and Dispositions for additional information.
Other intangible assets as of September 30, 2026, December 31, 2025, and September 30, 2025, consisted of the following:

		September 30, 2026		December 31, 2025		September 30, 2025
(in thousands)	Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization:
Operating contracts and licenses	25.2	$56,983	$(8,959)	$56,890	$(7,864)	$57,554	$(7,560)
In-place lease	30.0	13,767	(2,754)	14,243	(2,558)	14,039	(2,425)
Customer contracts and relationships	4.0	7,907	(3,361)	7,859	(3,044)	7,782	(2,883)
Tradenames and other	3.1	1,511	(622)	5,179	(3,721)	5,124	(3,511)
Total amortized intangible assets		80,168	(15,696)	84,171	(17,187)	84,499	(16,379)
Indefinite-lived intangible assets:
Tradenames		5,422	—	5,000	—	4,950	—
Business licenses		3,663	—	3,665	—	3,665	—
Other intangible assets		$89,253	$(15,696)	$92,836	$(17,187)	$93,114	$(16,379)
Intangible asset amortization expense (excluding amortization expense of ROU assets) was $0.8 million and $2.2 million during the three and nine months ended September 30, 2026, respectively. Intangible asset amortization expense (excluding amortization expense of ROU assets) was $0.9 million and $2.4 million during the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026, the estimated future definite-lived intangible asset amortization expense includes:

(in thousands)
Year ending December 31,
Remainder of 2026	$762
2027	2,794
2028	2,773
2029	2,662
2030	2,451
Thereafter	53,030
Total	$64,472

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8. DEBT AND FINANCE LEASE OBLIGATIONS
Debt and finance lease obligations as of September 30, 2026, December 31, 2025, and September 30, 2025, consisted of the following:

(in thousands, except interest rates)	September 30, 2026	December 31, 2025	September 30, 2025
2025 Revolving Credit Facility - Pursuit borrowings 5.9%, 5.5%, and 5.9% interest rate, respectively, due through 2030(1)	$67,600	$58,500	$43,700
2025 Revolving Credit Facility - Brewster, Inc. borrowings 4.3% and 4.6% interest rate as of December 31, 2025 and September 30, 2025, respectively, due through 2030(1)	—	28,857	10,056
Jasper Term Loan - 6.5% fixed interest rate, due through 2028(1)	11,329	11,906	11,796
Forest Park Hotel Renovation Construction Loan - 5.5% interest rate as of September 30, 2026, due through 2028(1)	9,977	—	—
Flyover Iceland Credit Facility	—	—	3,456
Other	—	—	238
Total debt (2)	88,906	99,263	69,246
Finance lease obligations, due through 2067 (3)	45,301	59,830	60,536
Total debt and finance lease obligations	134,207	159,093	129,782
Less: unamortized debt issuance costs	(2,308)	(2,563)	(2,695)
Less: current portion	(716)	(1,510)	(2,602)
Long-term debt and finance lease obligations	$131,183	$155,020	$124,485
(1)Represents the weighted-average interest rate in effect as of the end of the respective periods, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.
(2)The carrying value of total debt approximates the estimated fair value of total debt for the respective periods due to the variable nature of the associated interest rates for the majority of the borrowings.
(3)See Note 13 – Leases and Other for additional information.
2025 Credit Agreement
The 2025 Credit Agreement carries the following financial covenants:
•Maintain a total net leverage ratio no greater than 3.0 to 1.0; and
•Maintain a fixed-charge coverage ratio no less than 1.25 to 1.0.
As of September 30, 2026, the Company was in compliance with all financial covenants under the 2025 Credit Agreement.
As of September 30, 2026, capacity remaining under the 2025 Revolving Credit Facility was $228.7 million, reflecting the $300.0 million total facility size, less $67.6 million of outstanding borrowings and $3.7 million in outstanding letters of credit.
Jasper Credit Facility
The Jasper Credit Facility provides for a CAD $17.0 million term loan (“Jasper Term Loan”, approximately USD $12.0 million as of September 30, 2026) and a CAD $10.0 million revolving credit facility (“Jasper Revolving Credit Facility”, approximately USD $7.0 million as of September 30, 2026).
The Jasper Credit Facility carries the following financial covenants:
•Maintain a pre-compensation fixed-charge coverage ratio of not less than 1.3 to 1.0; and
•Maintain a post-compensation fixed-charge coverage ratio of not less than 1.1 to 1.0.
As of September 30, 2026, there were no outstanding borrowings, and capacity remaining under the Jasper Revolving Credit Facility was CAD $10.0 million (approximately USD $7.0 million as of September 30, 2026). As of September 30, 2026, the Company was in compliance with all financial covenants under the Jasper Credit Facility.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Forest Park Hotel Renovation Construction Loan
On January 6, 2026, the Company, through its indirect majority-owned subsidiary Sawridge MPL Jasper Limited Partnership, entered into a construction loan facility with ATB Financial, as borrower, for up to CAD $30.0 million (approximately USD $21.1 million as of September 30, 2026) related to the renovation of the Forest Park Hotel’s Woodland Wing in Jasper National Park. The construction loan facility requires interest payments at Canadian Prime Rate plus 1.00%. The loan matures in March 2028.
NOTE 9. INCOME (LOSS) PER SHARE
The components of basic and diluted income (loss) per share for the three and nine months ended September 30, 2026 and 2025, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income from continuing operations attributable to Pursuit	$82,915	$76,735	$73,488	$50,241
Loss from discontinued operations, net of tax	(107)	(2,882)	(446)	(1,878)
Net income attributable to Pursuit	$82,808	$73,853	$73,042	$48,363

Basic weighted-average outstanding common shares	27,704	28,275	27,754	28,214
Additional dilutive shares related to share-based compensation	339	183	242	186
Diluted weighted-average outstanding common shares	28,043	28,458	27,996	28,400

Income (loss) per common share:
Basic:
Continuing operations	$2.99	$2.71	$2.65	$1.78
Discontinued operations	—	(0.10)	(0.02)	(0.07)
Basic income attributable to Pursuit common stockholders:	$2.99	$2.61	$2.63	$1.71
Diluted:
Continuing operations	$2.95	$2.70	$2.63	$1.77
Discontinued operations	—	(0.10)	(0.02)	(0.07)
Diluted income attributable to Pursuit common stockholders:	$2.95	$2.60	$2.61	$1.70
The Company excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Unvested restricted share-based awards	5	16	6	69
Unvested performance share-based awards	—	103	44	140
Stock options	—	—	—	121

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss (“AOCL”) by component for the nine months ended September 30, 2026 and 2025, included:

(in thousands)	Cumulative Foreign Currency Translation Adjustments	Pension and Postretirement Benefits, Net	Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(46,440)	$4,637	$(41,803)
Other comprehensive loss before reclassifications	(2,369)	—	(2,369)
Amounts reclassified from AOCL, net of tax (1)	6,978	(3,404)	3,574
Net other comprehensive income (loss)	4,609	(3,404)	1,205
Balance as of September 30, 2026	$(41,831)	$1,233	$(40,598)
(1)    Cumulative foreign currency translation of the Flyover Attractions was reclassified from AOCL and recorded in other expense (income), net on the Company's Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2026, in conjunction with the Flyover Attractions Sale.

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
Amounts reclassified from AOCL that relate to our defined benefit pension and other postretirement plans include the amortization of prior service (credits) costs and actuarial net (gains) losses recognized during each period presented. The Company recorded these amounts as components of net periodic benefit (gain) cost for each period presented. See Note 12 –Pension and Postretirement Benefits for additional information.
NOTE 11. INCOME TAXES
The Company’s effective tax rate was 19.7% and 23.2% for the three and nine months ended September 30, 2026, respectively. The Company’s effective tax rate was 16.8% and 22.7% for the three and nine months ended September 30, 2025, respectively. The increases in the effective tax rates for the three and nine months ended September 30, 2026, compared to the prior year periods were primarily attributable to tax impacts of the Flyover Attractions Sale and the full year inclusion of Tabacón’s operating results for the 2026 periods.
The income tax provision was computed based on the Company’s estimated annualized effective tax rate and the full-year forecasted income or loss plus the tax impact of unusual, infrequent, or nonrecurring significant items during the period. The amount and change of pre-tax income and loss recognized between jurisdictions impacted the reported effective tax rate for the three and nine months ended September 30, 2026.
The Company paid net cash for income taxes of $16.5 million during the nine months ended September 30, 2026, of which $13.0 million was paid to Canadian taxing authorities. The Company paid net cash for income taxes of $18.4 million during the nine months ended September 30, 2025, of which $11.2 million was paid to U.S. federal and state taxing authorities and $5.2 million was paid to Canadian taxing authorities.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. PENSION AND POSTRETIREMENT BENEFITS
The components of net periodic benefit (gain) cost of the Company’s pension and other postretirement benefit plans for the three months ended September 30, 2026 and 2025, consisted of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$—	$5	$—	$—
Interest cost	—	63	6	108	8	75
Expected return on plan assets	—	—	—	—	—	(53)
Amortization of prior service (credit) cost	—	—	(1,039)	8	—	10
Recognized net actuarial (gain) loss	—	148	(316)	(40)	127	7
Net periodic benefit (gain) cost	$—	$211	$(1,349)	$81	$135	$39
The components of net periodic benefit (gain) cost of the Company’s pension and other postretirement benefit plans for the nine months ended September 30, 2026 and 2025, consisted of the following:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$—	$16	$—	$—
Interest cost	55	413	20	324	70	222
Expected return on plan assets	—	(130)	—	—	(33)	(155)
Amortization of prior service (credit) cost	—	(441)	(3,118)	25	—	31
Recognized net actuarial (gain) loss	(65)	6,181	(947)	(120)	2,359	19
Net periodic benefit (gain) cost	$(10)	$6,023	$(4,045)	$245	$2,396	$117
During 2026, the Company terminated the foreign Retirement Plan for Management Employees of Brewster, Inc. for applicable participants. Additionally, during the nine months ended September 30, 2025, the Company completed the termination and settlement of the Giltspur, Inc. Employees’ Pension Plan, which resulted in a reclassification of previously recorded prior service credit and net actuarial loss within AOCL to other expense (income), net of approximately $5.4 million.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13. LEASES AND OTHER
The balance sheet presentation of the Company’s operating and finance leases as of September 30, 2026, December 31, 2025, and September 30, 2025, was as follows:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	September 30, 2026	December 31, 2025	September 30, 2025
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$9,122	$26,297	$25,619
Finance lease right-of-use assets, net	Property and equipment, net	41,486	52,488	54,645
Total lease right-of-use assets		$50,608	$78,785	$80,264

Liabilities:
Current:
Operating lease obligations	Other current liabilities	$1,711	$3,352	$3,303
Finance lease obligations	Other current liabilities	461	1,259	1,257
Noncurrent:
Operating lease obligations	Long-term operating lease obligations	7,059	35,339	34,865
Finance lease obligations	Long-term debt and finance lease obligations	44,840	58,571	59,279
Total lease liabilities		$54,071	$98,521	$98,704
The components of lease expense for the three and nine months ended September 30, 2026 and 2025, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$284	$519	$915	$1,505
Interest on lease liabilities	1,124	1,384	3,821	4,050
Operating lease cost	957	1,675	3,575	5,069
Short-term lease cost	980	1,055	2,465	2,316
Variable lease cost	68	77	203	137
Total lease cost, net	$3,413	$4,710	$10,979	$13,077

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other information related to operating and finance leases for the three and nine months ended September 30, 2026 and 2025, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,365	$1,829	$5,138	$5,325
Operating cash flows from finance leases	$1,404	$1,584	$4,517	$4,703
Financing cash flows from finance leases	$24	$250	$749	$710
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$561	$3	$2,819	$2,142
The weighted-average remaining lease terms and discount rates for operating and finance leases as of September 30, 2026, December 31, 2025, and September 30, 2025, were:

	September 30, 2026	December 31, 2025	September 30, 2025
Weighted-average remaining lease term (years):
Operating leases	8.5	9.9	10.2
Finance leases	39.5	33.8	33.8
Weighted-average discount rate:
Operating leases	7.1%	7.3%	7.3%
Finance leases	9.2%	9.2%	9.2%
As of September 30, 2026, the estimated future minimum lease payments under non-cancellable leases, excluding variable leases and variable non-lease components, included:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2026	$928	$1,083	$2,011
2027	1,987	4,334	6,321
2028	1,670	4,334	6,004
2029	1,534	4,334	5,868
2030	1,322	4,334	5,656
Thereafter	4,458	149,352	153,810
Total future lease payments	11,899	167,771	179,670
Less: Amount representing interest	(3,129)	(122,470)	(125,599)
Present value of minimum lease payments	8,770	45,301	54,071
Current portion	(1,711)	(461)	(2,172)
Long-term portion	$7,059	$44,840	$51,899

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2026, the estimated future minimum rental income under non-cancellable leases, which includes rental income from facilities that the Company owns, included:

(in thousands)
Remainder of 2026	$487
2027	1,604
2028	1,347
2029	1,128
2030	1,001
Thereafter	1,061
Total minimum rental income	$6,628
NOTE 14. LITIGATION, CLAIMS, CONTINGENCIES, AND OTHER
Litigation and Regulatory Proceedings
The Company is a plaintiff or defendant in various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against the Company. Although the amount of liability as of September 30, 2026, with respect to unresolved legal matters is not ascertainable, the Company believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on its business, financial position, or results of operations.
On July 18, 2020, one of the Company’s off-road Ice Explorers was involved in an accident while en route to the Athabasca Glacier, resulting in three fatalities and multiple other serious injuries. The Company immediately reported the accident to its relevant insurance carriers, who have supported the investigation and subsequent claims relating to the accident. In May 2023, the Company resolved charges from the Canadian office of Occupational Health and Safety in relation to this accident, resulting in fines and related payments in an aggregate amount of approximately $0.3 million. The Company continues to manage its legal defense of various claims from the victims and their families. In addition, the Company believes that its reserves and, subject to customary deductibles, insurance coverage is sufficient to cover potential claims related to this accident.
The Company is subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which it has or had operations. If the Company were to fail to comply with these environmental laws and regulations, civil and criminal penalties could be imposed, and it could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, the Company also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. As of September 30, 2026, the Company had environmental remediation liabilities of $1.2 million related to previously sold operations. Although the Company is a party to certain environmental disputes, it believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations.
Guarantees
Following the respective sales of the GES Business and the Flyover Attractions, certain facility lease guarantees remained in place for aggregate lease payments of approximately $38.7 million. The acquirers of the GES Business and Flyover Attractions have separately agreed to indemnify the Company for any lease obligations; however, if such acquirers fail to make the required payments under the facility lease agreements, the Company could be required to satisfy those obligations. Accordingly, as of September 30, 2026, Pursuit has remaining liabilities for the estimated fair values of the facility lease guarantees of approximately $2.3 million, with remaining lease terms extending through 2038.
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

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
resources and assessing performance, and accordingly, the Company has a single operating and reportable segment. Revenue is derived through the Company’s collection of travel experiences, including attractions and hospitality, along with integrated restaurants, retail, and transportation.
The Company’s CODM assesses performance of its single reportable segment and decides how to allocate resources based on income from continuing operations, which is reported on the Condensed Consolidated Statements of Operations. The Company’s CODM also uses income from continuing operations to monitor actual results versus internal forecasts to help assess performance and establish management compensation. The CODM does not use a measure of segment assets to evaluate segment performance or in deciding how to allocate resources.
The financial information, including significant single segment expense categories, regularly provided to the Company’s CODM is included in the following table, including a reconciliation to income from continuing operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total revenue	$251,530	$241,022	$436,665	$395,344
Costs and expenses:
Cost of food, beverage, and retail products sold	$20,540	$19,809	$33,115	$30,965
Operating labor expenses (1)	37,650	37,712	90,138	82,219
Other segment expenses (2)	47,011	46,326	108,109	95,394
Selling, general, and administrative expenses	19,224	19,999	59,225	60,308
Depreciation and amortization	10,231	12,042	29,557	34,083
Interest expense, net	2,015	2,835	7,842	6,227
Other expense (income), net	1,755	(3,455)	(139)	2,864
Total costs and expenses	138,426	135,268	327,847	312,060
Income from continuing operations before income taxes	113,104	105,754	108,818	83,284
Income tax expense	22,249	17,771	25,238	18,926
Income from continuing operations	$90,855	$87,983	$83,580	$64,358
(1)Operating labor expenses consist of wages, incentives, benefits, and employer taxes.
(2)Other segment expenses primarily include insurance expense, royalty fees, utilities, operating lease expense, property tax expense, and credit card fees.

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
Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:
•general economic and geopolitical uncertainty in key global markets and a worsening of global economic conditions;
•the seasonality of our businesses;
•the competitive nature of the industries in which we operate;
•travel industry disruptions;
•changes in consumer tastes and preferences for recreational activities;
•natural disasters, weather conditions, and other catastrophic events;
•accidents and adverse incidents at our hotels and attractions;
•the sufficiency and cost of insurance coverage;
•the impact of our borrowings, including our revolving credit facility, on our operational and financial flexibility;
•risks of new capital projects not being commercially successful;
•our ability to fund capital expenditures, or our ability to deploy capital in line with our strategic objectives;
•our ability to successfully integrate and achieve anticipated benefits from acquisitions;
•unknown or contingent liabilities from acquisitions;
•failure to adapt to technological developments or industry trends;
•our inability to realize the strategic, financial and operational benefits from the sale of the Company’s Flyover Attractions (as defined herein);
•potential increases in operating expenses;
•conducting business globally, including the impact of regulatory regimes in geographies where we operate or may expand;
•our exposure to currency exchange rate fluctuations;
•liabilities relating to prior and discontinued operations;
•the importance of key personnel to our business;
•the impact of labor shortages;
•our exposure to cybersecurity attacks and threats, including the impact of fraud;
•compliance with laws governing the storage, collection, handling, and transfer of personal data and our exposure to legal claims and fines for data breaches or improper handling of such data;
•compliance with foreign data privacy laws that apply to our activities;
•our exposure to litigation in the ordinary course of business;
•changes in federal, state, local or foreign tax laws;
•our ability to comply with extensive environmental requirements; and
•risks related to ownership of our common stock.
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
Overview
We are an attractions and hospitality company that owns and operates a collection of inspiring and unforgettable experiences in iconic destinations in the United States (“U.S.”), Canada, Iceland, and Costa Rica. Including Eagle Wing (which we acquired on July 14, 2026, as discussed and defined below) and excluding the Flyover Attractions (which we sold on July 31, 2026, as discussed and defined below), our elevated hospitality experiences include 14 world-class point-of-interest attractions and 29 distinctive lodges, along with integrated restaurants, retail and transportation that enable visitors to discover and connect with stunning national parks and renowned global travel locations.
Flyover Attractions Sale
On July 31, 2026, we completed the sale of all of our equity in the Flyover attractions (the “Flyover Attractions”) to Brogent Technologies Inc. pursuant to an Equity Purchase Agreement, dated January 21, 2026, for a purchase price of approximately $75.0 million in cash, subject to post-closing adjustments (the “Flyover Attractions Sale”). The financial results of the Flyover Attractions are consolidated in our financial statements through the date of sale. We do not report the Flyover Attractions as a discontinued operation. See Note 4 – Acquisitions and Dispositions to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.
Eagle Wing Tours Acquisition
On July 14, 2026, we entered into a Share Purchase Agreement with the shareholders of Eagle Wing Tours (“Eagle Wing”), pursuant to which we acquired all of the issued and outstanding shares of Eagle Wing for an aggregate purchase price of CAD $23.9 million (approximately USD $16.9 million as of the acquisition date). Eagle Wing, located on Vancouver Island, British Columbia, operates a whale watching and marine wildlife experience through a fleet of five vessels. The financial results of Eagle Wing are consolidated in our financial statements prospectively from the date of acquisition. See Note 4 – Acquisitions and Dispositions to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for additional information.
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

Results of Operations
The following table presents total revenue by lines of business for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue (1):
Attractions	$130,813	$128,901	1.5%	$230,396	$220,861	4.3%
Hospitality	111,797	105,739	5.7%	186,679	161,418	15.6%
Transportation	5,977	5,539	7.9%	11,776	11,061	6.5%
Other	2,943	843	**	7,814	2,004	**
Total revenue	$251,530	$241,022	4.4%	$436,665	$395,344	10.5%
** Change is greater than +/- 100%.
(1)Revenue by lines of business does not agree to Note 2 – Revenue and Related Contract Liabilities to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) as the amounts in the above table represent management’s methodology for evaluating performance, which includes product revenue from food and beverage and retail operations within each line of business.
Attractions revenue increased $1.9 million, or 1.5%, during the three months ended September 30, 2026, primarily due to a 9.3% increase in revenue per attraction visitor on a same store-basis, as well as incremental attractions revenue from Eagle Wing (acquired July 2026) of $3.4 million, partially offset by a decrease resulting from the sale of the Flyover Attractions (sold July 31, 2026), which contributed $8.1 million of incremental revenue in August and September of 2025. Attractions revenue increased $9.5 million, or 4.3%, during the nine months ended September 30, 2026, primarily due to an 8.2% increase in revenue per attraction visitor on a same-store basis, as well as incremental attractions revenue from Tabacón (acquired July 2025) of $3.4 million and Eagle Wing (acquired July 2026) of $3.4 million, partially offset by a decrease resulting from the sale of the Flyover Attractions (sold July 31, 2026), which contributed $8.1 million of incremental revenue in August and September of 2025.
Hospitality revenue increased $6.1 million, or 5.7%, during the three months ended September 30, 2026, primarily due to a 6.5% increase in ADR (as defined below) on a same-store basis. Hospitality revenue increased $25.3 million, or 15.6%, during the nine months ended September 30, 2026, primarily due to incremental hospitality revenue of $15.2 million from Tabacón (acquired July 2025), as well as a 6.9% increase in ADR on a same-store basis.
Other revenue increased $2.1 million during the three months ended September 30, 2026, primarily due to a decrease in credit card chargebacks. Other revenue increased $5.8 million during the nine months ended September 30, 2026, primarily due to film licensing revenue for the Flyover Attractions of $2.6 million, as well as a decrease in credit card chargebacks.
Performance Measures
We use the following key business metrics to evaluate the performance of Pursuit’s attractions business:
•Number of visitors. The number of visitors allows us to assess the volume of tickets sold at each attraction during the period.
•Revenue per attraction visitor. Revenue per attraction visitor is calculated as total attractions revenue divided by the total number of visitors at all comparable Pursuit attractions during the period. Total attractions revenue includes ticket sales and ancillary revenue generated by attractions, such as food and beverage and retail revenue. Total attractions revenue per visitor measures the total spend per visitor that attraction properties are able to capture, which is important to the profitability of the attractions business.
•Effective ticket price. Effective ticket price is calculated as revenue from the sale of attraction tickets divided by the total number of visitors at all comparable Pursuit attractions during the period.
We use the following key business metrics, common in the hospitality industry, to evaluate Pursuit’s hospitality business:
•Revenue per Available Room (“RevPAR”). RevPAR is calculated as total rooms revenue divided by the total number of room nights available for all comparable Pursuit hospitality properties during the period. Total rooms revenue does not include non-rooms revenue, which consists of ancillary revenue generated by hospitality properties, such as food and beverage and retail revenue. RevPAR measures the period-over-period change in rooms revenue per available room for comparable hospitality properties. RevPAR is affected by average daily rate and occupancy, which have different implications on profitability.
•Average Daily Rate (“ADR”). ADR is calculated as total rooms revenue divided by the total number of room nights sold for all comparable Pursuit hospitality properties during the period. ADR is used to assess the pricing levels that the hospitality properties are able to realize. Increases in ADR lead to increases in rooms revenue with no substantial effect on variable costs, therefore having a greater impact on margins than increases in occupancy.
•Occupancy. Occupancy is calculated as the total number of room nights sold divided by the total number of room nights available for all comparable Pursuit hospitality properties during the period. Occupancy measures the utilization of the available capacity at the hospitality properties. Increases in occupancy result in increases in rooms revenue and additional variable operating costs (including housekeeping services, utilities, and room amenity costs), as well as increases in ancillary non-rooms revenue (including food and beverage and retail revenue).
The following tables provide our key performance indicators for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025		% Change
	As Reported	Same-Store (1)	As Reported	Same-Store (1)	As Reported	Same-Store (1)
Attractions Key Performance Indicators:
Number of visitors (in thousands)	1,702	1,485	1,981	1,522	(14.1)%	(2.4)%
Ticket revenue (in thousands)	$101,139	$93,189	$100,391	$87,557	0.7%	6.4%
Effective ticket price	$59.42	$62.75	$50.69	$57.53	17.2%	9.1%
Attractions revenue (in thousands)	$130,813	$121,791	$128,901	$114,245	1.5%	6.6%
Revenue per attraction visitor	$76.86	$82.01	$65.08	$75.06	18.1%	9.3%
Hospitality Key Performance Indicators:
Room nights available (in thousands)	208	196	213	199	(2.3)%	(1.5)%
Rooms revenue (in thousands)	$63,702	$60,385	$59,677	$56,177	6.7%	7.5%
RevPAR	$306.26	$308.09	$280.56	$282.30	9.2%	9.1%
Occupancy	92.3%	92.3%	90.4%	90.1%	1.9 pts	2.2 pts
ADR	$331.81	$333.79	$310.32	$313.31	6.9%	6.5%
Hospitality revenue (in thousands)	$111,797	$108,269	$105,739	$101,477	5.7%	6.7%

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025		% Change
	As Reported	Same-Store (1)	As Reported	Same-Store (1)	As Reported	Same-Store (1)
Attractions Key Performance Indicators:
Number of visitors (in thousands)	3,280	3,023	3,575	3,117	(8.3)%	(3.0)%
Ticket revenue (in thousands)	$178,953	$167,985	$172,543	$161,157	3.7%	4.2%
Effective ticket price	$54.56	$55.57	$48.26	$51.70	13.1%	7.5%
Attractions revenue (in thousands)	$230,396	$218,231	$220,861	$208,038	4.3%	4.9%
Revenue per attraction visitor	$70.24	$72.19	$61.77	$66.74	13.7%	8.2%
Hospitality Key Performance Indicators:
Room nights available (in thousands)	483	422	481	427	0.4%	(1.2)%
Rooms revenue (in thousands)	$109,765	$93,089	$92,968	$86,457	18.1%	7.7%
RevPAR	$227.26	$220.59	$193.31	$202.48	17.6%	8.9%
Occupancy	80.4%	80.9%	77.8%	79.4%	2.6 pts	1.5 pts
ADR	$282.66	$272.67	$248.55	$255.01	13.7%	6.9%
Hospitality revenue (in thousands)	$186,679	$162,937	$161,418	$152,011	15.6%	7.2%
(1)Same-Store key performance indicators represent attractions and hospitality properties that we operated at full capacity, considering seasonal closures, and that have not undergone significant renovations during the quarters being compared. Accordingly, Eagle Wing Tours (acquired July 2026) and Forest Park Hotel Woodland Wing (under renovation) are excluded for the three and nine months periods. The Flyover Attractions (sold July 2026) are excluded for the third quarter. Grouse Mountain Lodge (previously under renovation in 2026) and Tabacón (acquired July 2025) are excluded for the first and second quarters. For attractions and hospitality properties located outside the United States, comparisons to the prior year are expressed on a constant U.S. dollar basis.

Attractions. During the three months ended September 30, 2026, attractions ticket revenue on a same-store basis increased $5.6 million, or 6.4%, driven by a 9.1% increase in effective ticket price, partially offset by a 2.4% decrease in number of visitors. During the nine months ended September 30, 2026, attractions ticket revenue on a same-store basis increased $6.8 million, or 4.2%, driven by a 7.5% increase in effective ticket price, partially offset by a 3.0% decrease in number of visitors. The increases in effective ticket price were primarily driven by our focus on enhancing the guest experience, while the decreases in number of visitors were primarily due to weather related impacts in Canada.
Hospitality. During the three and nine months ended September 30, 2026, rooms revenue on a same-store basis increased $4.2 million, or 7.5%, and $6.6 million, or 7.7%, respectively, primarily as a result of increases in ADR which were supported by strong perennial demand for our renowned experiential travel destinations.
Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Cost of food, beverage, and retail products sold	$20,540	$19,809	3.7%	$33,115	$30,965	6.9%
Operating expenses (exclusive of depreciation and amortization shown separately below)	$84,661	$84,038	0.7%	$198,247	$177,613	11.6%
Selling, general, and administrative expenses	$19,224	$19,999	(3.9)%	$59,225	$60,308	(1.8)%
Depreciation and amortization	$10,231	$12,042	(15.0)%	$29,557	$34,083	(13.3)%
Interest expense, net	$2,015	$2,835	(28.9)%	$7,842	$6,227	25.9%
Other expense (income), net	$1,755	$(3,455)	**	$(139)	$2,864	**
Income tax expense	$22,249	$17,771	25.2%	$25,238	$18,926	33.4%
** Change is greater than +/- 100%.
Operating expenses (exclusive of depreciation and amortization) – The increase in operating expenses for the nine months ended September 30, 2026, compared to the prior year period was primarily due to the periodic remeasurement of the Sky Lagoon finance lease obligation, which resulted in an unrealized foreign exchange gain of $5.8 million in 2025 compared to an unrealized foreign exchange gain of $1.6 million in 2026, as well as incremental expenses from Tabacón (acquired July 2025) of $5.1 million. Additionally, the increase was due to higher variable costs associated with increased transaction volumes and revenue, including $3.6 million in labor expense, $3.1 million in operating supplies and services, and other inflationary cost increases.
Other expense (income), net – The increase in other expense (income), net for the three months ended September 30, 2026, compared to the prior year period was primarily due to a $4.2 million gain recorded during the three months ended September 30, 2025, related to business interruption insurance proceeds received in connection to the 2024 Jasper wildfires.
The decrease in other expense (income), net for the nine months ended September 30, 2026, compared to the prior year period was primarily due to a $5.4 million settlement charge in 2025 associated with the termination of the Giltspur Inc. Employees’ Pension Plan, which was reclassified from accumulated other comprehensive loss, and income of $4.1 million in 2026 for the amortization of prior service credits and net actuarial gain amounts, which were reclassified from accumulated other comprehensive loss, related to the termination of our postretirement medical plan that was announced in 2025. These amounts were partially offset by a $3.1 million impairment of the Flyover Attractions Disposal Group (the total assets and liabilities combined with the related accumulated other comprehensive loss of the Flyover Attractions) upon meeting held for sale classification and a $2.8 million loss on the Flyover Attractions Sale.
Income tax expense – The effective tax rate was 19.7% for the three months ended September 30, 2026, compared to 16.8% for the three months ended September 30, 2025, and the increase was primarily attributable to the tax impacts of the Flyover Attractions Sale. The effective tax rate was 23.2% for the nine months ended September 30, 2026, compared to 22.7% for the nine months ended September 30, 2025, and the increase was primarily attributable to the tax impacts of the Flyover Attractions Sale and the inclusion of Tabacón’s operating results in 2026.

Liquidity and Capital Resources
We believe that our existing sources of liquidity will be sufficient to fund operations and projected capital expenditures for at least the next 12 months and the longer term.
When assessing our current sources of liquidity, we include the following:

(in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Unrestricted cash and cash equivalents (1)	$64,329	$31,118	$33,806
Available capacity under 2025 Revolving Credit Facility (2)	228,713	207,007	240,603
Total available liquidity	$293,042	$238,125	$274,409
(1)As of September 30, 2026, we held $62.5 million of our unrestricted cash and cash equivalents outside of the U.S.
(2)As of September 30, 2026, the available capacity under our revolving credit facility (“2025 Revolving Credit Facility”) was the $300.0 million total facility size, less $67.6 million of outstanding borrowings and $3.7 million of outstanding letters of credit.
Cash provided by operating activities, supplemented by our existing unrestricted cash and cash equivalents and availability under our 2025 Revolving Credit Facility, are our primary sources of liquidity for funding our business requirements. During the nine months ended September 30, 2026, net cash provided by operating activities attributable to continuing operations was $82.7 million.
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
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities attributable to continuing operations	$82,734	$99,783
Net cash provided by (used in) investing activities attributable to continuing operations	1,111	(145,077)
Net cash (used in) provided by financing activities attributable to continuing operations	(51,447)	33,953
Net cash provided by operating activities attributable to continuing operations was $82.7 million during the nine months ended September 30, 2026, a decrease of $17.0 million compared to the same period in 2025, primarily attributable (i) an increase of accounts receivable of $11.9 million, (ii) an increase in cash tax payments associated with continuing operations of $8.3 million, and (iii) an increase in cash interest payments, partially offset by improved operating results from continuing operations.
Net cash provided by investing activities attributable to continuing operations was $1.1 million during the nine months ended September 30, 2026, an increase of $146.2 million compared to the same period in 2025, which was primarily due to (i) the 2025 acquisition of Tabacón, net of cash acquired, of $107.6 million, (ii) $76.1 million of net proceeds received from the Flyover Attractions Sale in 2026, and (iii) a decrease in insurance proceeds attributable to the 2024 Jasper wildfires. These increases were partially offset by an increase in capital expenditures of $15.8 million and the 2026 acquisition of Eagle Wing Tours, net of cash acquired, of $15.7 million.
Net cash used in financing activities attributable to continuing operations was $51.4 million during the nine months ended September 30, 2026, an increase of $85.4 million compared to the same period in 2025, primarily driven by an increase of net payments on debt and finance lease obligations of $62.5 million, as well as $32.7 million for repurchases of our common stock in 2026. These increases were partially offset by a $13.0 million cash payment in 2025 associated with the purchase of our Glacier Park, Inc. noncontrolling interest.
Share Repurchases
On May 1, 2026, our Board of Directors approved a $50.0 million increase to our existing $50.0 million share repurchase authorization, for a total share repurchase authorization of $100.0 million. During the three months ended September 30, 2026, we did not repurchase any equity securities. During the nine months ended September 30, 2026, we repurchased shares of our common stock worth $32.7 million. As of September 30, 2026, approximately $57.1 million remained authorized and available for common stock repurchases. Repurchases may be made from time to time at our discretion through open market purchases, including through Rule 10b5-1 trading plans, or otherwise, as market conditions and business considerations warrant. The Board of Directors’ authorization does not have an expiration date.
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
Our foreign operations are in Canada, Costa Rica, and Iceland. The functional currency of our foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, we translate the assets and liabilities of our foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date.. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to our net equity position reported in the Condensed Consolidated Balance Sheets. We do not currently hedge our equity risk arising from the translation of foreign denominated assets and liabilities. Pursuit’s stockholders’ equity includes cumulative unrealized foreign currency translation losses of $41.8 million, $46.4 million, and $51.5 million as of September 30, 2026, December 31, 2025, and September 30, 2025, respectively. We recorded an unrealized foreign currency translation gain attributable to Pursuit of $4.6 million and $11.5 million during the nine months ended September 30, 2026 and 2025, respectively, in the Condensed Consolidated Statements of Comprehensive Income.
For purposes of consolidation, revenue, expenses, gains, and losses related to our foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, our consolidated results of operations are exposed to fluctuations in foreign exchange rates as revenue and net income from our foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. We do not currently hedge our net earnings exposure arising from the translation of our foreign revenue and net income.
We are exposed to foreign exchange transaction risk, as our foreign subsidiaries have certain loans and leases denominated in currencies other than the functional currency of the respective subsidiary. As of September 30, 2026, we had long-term contractual liabilities that were denominated in nonfunctional currencies of $42.5 million. Additionally, we are party to an intercompany debt agreement with our wholly-owned subsidiary that operates Tabacón Thermal Resort & Spa, and the balance of the debt outstanding as of September 30, 2026, was $32.6 million. As foreign exchange rates fluctuate, these liabilities are remeasured, and the corresponding adjustment is recorded in the Condensed Consolidated Statements of Operations.
We are exposed to short-term and long-term variable interest rate risk on certain of our debt obligations, which we do not hedge.
There have been no material changes since our 2025 Form 10-K related to our market risk exposure to currency exchange rates, foreign currency rates or interest rates.
ITEM 4. CONTROLS AND PROCEDURES
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
On July 14, 2026, we completed our acquisition of Eagle Wing Tours. Eagle Wing Tours was not previously subject to the rules and regulations promulgated under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and accordingly was not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of, and conclusion on, the effectiveness of our internal control over financial reporting as of September 30, 2026, did not include certain elements of the internal controls of Eagle Wing Tours. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope for up to a year after the acquisition date. Except as noted above, there have been no changes in Pursuit’s internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 1, 2026, our Board of Directors approved a $50.0 million increase to our existing $50.0 million share repurchase authorization, for a total share repurchase authorization of $100.0 million. During the three months ended September 30, 2026, we did not repurchase any equity securities. As of September 30, 2026, approximately $57.1 million remained authorized and available for common stock repurchases. Repurchases may be made from time to time at our discretion through open market purchases, including through Rule 10b5-1 trading plans, or otherwise, as market conditions and business considerations warrant. The Board of Directors’ authorization does not have an expiration date.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
*Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURSUIT ATTRACTIONS AND HOSPITALITY, INC.
(Registrant)

November 4, 2026	By:	/s/ Michael L. Bosco
(Date)		Michael L. Bosco
Chief Accounting Officer
(Duly Authorized Officer)